Form 10-K405
period 1997-12-28
FRIENDLY ICE CREAM CORP
filed 1998-03-25
CIK 39135

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                                    OR
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                           COMMISSION FILE NO. 0-3930
                            ------------------------
                         FRIENDLY ICE CREAM CORPORATION

             (Exact name of registrant as specified in its charter)

            MASSACHUSETTS                                5812                                 04-2053130
              (State of                      (Primary Standard Industrial                  (I.R.S. Employer
            Incorporation)                   Classification Code Number)                 Identification No.)

                                1855 BOSTON ROAD
                         WILBRAHAM, MASSACHUSETTS 01095
                                 (413) 543-2400
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                                                NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                                          ON WHICH REGISTERED
-----------------------------------------------------------  -----------------------------------------------------------
               Common Stock, $.01 par value                                    Nasdaq National Market

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

    The aggregate market value of voting stock held by nonaffiliates of the registrant, based upon the closing sales price of the registrant's common stock on March 11, 1998 on the National Market tier of the Nasdaq Stock Market, Inc., was $120,190,627. For purpose of the foregoing calculation only, all members of the Board of Directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding is 7,441,290 as of March 11, 1998.

    Documents incorporated by reference:

    Part III of this 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after December 28, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Statements contained herein that are not historical facts, constitute "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties which could cause results to differ materially from those anticipated. These factors include the Company's highly competitive business environment, weather impact on the Company's businesses, exposure to commodity prices, risks associated with the food service industry, the ability to retain and attract new employees, government regulations, the Company's high geographic concentration in the Northeast and conditions needed to meet re-imaging and new opening targets. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company's prospects in general are included in the Company's other filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

    ORGANIZATION

    Friendly's, founded in 1935, was publicly held from 1968 until January 1979, at which time it was acquired by Hershey Foods Corporation ("Hershey"). In 1988, The Restaurant Company ("TRC"), an investor group led by Donald Smith, the Company's current Chairman, Chief Executive Officer and President, acquired Friendly's from Hershey (the "TRC Acquisition"). In November 1997, the Company completed a public offering of 5,000,000 shares (approximately 70%) of its common stock for gross proceeds of $90 million and a public offering of $200 million of Senior Notes (collectively, "the Offerings"). Concurrent with the Offerings, the Company entered into a new senior secured credit facility consisting of (i) a $90 million term loan, (ii) a $55 million revolving credit facility and (iii) a $15 million letter of credit facility (collectively, the "New Credit Facility"). Proceeds from the Offerings and New Credit Facility (collectively, the "Recapitalization") were primarily used to repay amounts outstanding under the Company's existing credit facilities and thereby lengthen the average maturity of the Company's indebtedness, reduce interest expense and increase the Company's liquidity and operating and financial flexibility.

    Unless the context indicates otherwise, (i) references herein to "Friendly's" or the "Company" refer to Friendly Ice Cream Corporation, its predecessors and its consolidated subsidiaries, (ii) references herein to "FICC" refer to Friendly Ice Cream Corporation and not its subsidiaries and (iii) as used herein, "Northeast" refers to the Company's core markets which include Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont. The Company's fiscal years ended January 2, 1994, January 1, 1995, December 31, 1995, December 29, 1996 and December 28, 1997 are referred to herein as 1993, 1994, 1995, 1996 and 1997, respectively.

    GENERAL

    Friendly's is the leading full-service restaurant operator and has a leading position in premium frozen dessert sales in the Northeast. The Company owns and operates 662 and franchises 34 full-service restaurants and manufactures a complete line of packaged frozen desserts distributed through more than 5,000 supermarkets and other retail locations in 15 states. Friendly's offers its customers a unique dining experience by serving a variety of high-quality, reasonably-priced breakfast, lunch and dinner items, as well as its signature frozen desserts, in a fun and casual neighborhood setting. For the year ended December 28, 1997, Friendly's generated $667.5 million in total revenues and $72.4 million in EBITDA (as defined herein) and incurred $39.3 million of interest expense. During the same period, management estimates that over $223 million of total revenues were from the sale of approximately 21 million gallons of frozen desserts.

    Friendly's restaurants target families with children and adults who desire a reasonably-priced meal in a full-service setting. The Company's menu offers a broad selection of freshly-prepared foods which appeal to customers throughout all day-parts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items. Breakfast items include specialty omelettes and breakfast combinations featuring eggs, pancakes and bacon or sausage. Breakfasts generally range from $2.00 to $6.00 and account for approximately 12% of average restaurant revenues. Lunch and dinner items include a line of wrap sandwiches, entree salads, soups, super-melts, specialty burgers, appetizers including quesadillas, mozzarella cheese sticks and "Fronions", and stir-fry, chicken, pot pie, tenderloin steak and seafood entrees. These lunch and dinner items generally range from $4.00 to $9.00, and these day-parts account for approximately 53% of average restaurant revenues. Entree selections are complemented by Friendly's premium frozen desserts, including the Fribble-Registered Trademark-, the Company's signature thick shake, Happy Ending-Registered Trademark- Sundaes, Candy
Shoppe-Registered Trademark- Sundaes, the Wattamelon Roll-Registered Trademark- and fat-free Sorbet Smoothies. The Company's frozen desserts are an important component of the Company's snack day-part which accounts for 35% of average restaurant revenues.

    Despite the Company's capital constraints, management implemented a number of initiatives to restore and improve operational and financial efficiencies. From the date of the TRC Acquisition through 1994, the Company (i) implemented a major revitalization of its restaurants, (ii) repositioned the Friendly's concept from a sandwich and ice cream shoppe to a full-service, family-oriented restaurant with broader menu and day-part appeal, (iii) elevated customer service levels by recruiting more qualified managers and expanding the Company's training program, (iv) disposed of 123 under-performing restaurants and (v) capitalized upon the Company's strong brand name recognition by initiating the sale of Friendly's unique line of packaged frozen desserts through retail locations.

    Beginning in 1994, the Company began implementing several growth initiatives including (i) testing and implementing a program to expand the Company's domestic distribution network by selling frozen desserts and other menu items through non-traditional locations, (ii) distributing frozen desserts internationally by introducing dipping stores in South Korea and the United Kingdom and (iii) implementing a franchising strategy to extend profitably the Friendly's brand without the substantial capital required to build new restaurants.

    CAPITAL INVESTMENT PROGRAM

    A significant component of the Company's capital investment program is the FOCUS 2000 initiative which is designed to establish a consistent, enhanced Friendly's brand image across the Company's entire restaurant operations. The Company's capital spending strategy seeks to increase comparable restaurant revenues and restaurant cash flow through the on-going revitalizing and re-imaging of existing restaurants and to increase total restaurant revenues through the addition of new restaurants. The following illustrates the key components of the Company's capital spending program.

    RESTAURANT RE-IMAGING. The Company completed the re-imaging of 43 restaurants in 1997 at an estimated cost of $153,000 per restaurant (not including costs related to development of the prototype). This cost typically includes interior and exterior redecoration and a new exterior lighting package. The Company believes that efficiencies and economics associated with remodeling a large number of restaurants will reduce the average cost of the re-imaging in 1998 and beyond. The Company expects to complete the re-imaging of approximately 138 restaurants during 1998.

    NEW RESTAURANT CONVERSION AND CONSTRUCTION. The Company converted one restaurant in 1997 at a cost of approximately $500,000. The Company constructed two new restaurants in 1997 at a cost of approximately $900,000 per restaurant, excluding land and pre-opening expenses. The Company expects to complete the conversion or construction of approximately 11 restaurants during 1998.

    SEATING CAPACITY EXPANSION PROGRAM. Since the TRC Acquisition and through December 28, 1997, the Company has expanded seating capacity by an average of 50 seats at 28 restaurants at an average cost of $290,000 per restaurant. The Company completed the expansion of seven restaurants in 1997 at an average cost of $244,000 per restaurant. This cost typically includes adding 50 seats per restaurant, relocating certain equipment and increasing parking capacity where necessary. The Company expects to complete the expansion of approximately four restaurants during 1998.

    INSTALLATION OF RESTAURANT AUTOMATION SYSTEMS. Since the TRC Acquisition and through December 28, 1997, the Company has installed touch-screen point of sale ("POS") register systems in approximately 340 restaurants at an average cost of $34,000 per restaurant. These POS register systems are designed to improve revenue realization, food cost management and labor scheduling while increasing the speed and accuracy of processing customer orders. The Company expects to install POS register systems in approximately 50 restaurants during 1998.

    FRANCHISING PROGRAM

    The Company recently initiated a franchising strategy to expand its restaurant presence in under-penetrated markets, accelerate restaurant growth in new markets, increase marketing and distribution efficiencies and preempt competition by acquiring restaurant locations in the Company's targeted markets. With the substantial completion of the Company's restaurant revitalization program, the development and initial deployment of its two new freestanding restaurant prototypes and the successful introduction of its new dinner line, the Company believes it is in a position to maximize the value of its brand appeal to prospective franchisees. The Company's wholly owned subsidiary, Friendly's Restaurants Franchise, Inc. ("FRFI") commenced operations in 1996 for the purpose of franchising various restaurant concepts. Since it began operations, FRFI has developed and now offers a franchise program for both Friendly's restaurants and Friendly's Cafes. The Company seeks franchisees who have related business experience, capital adequacy to build-out the Friendly's concept and no operations which have directly competitive restaurant or food concepts.

    On July 14, 1997, the Company entered into a long-term agreement granting DavCo Restaurants, Inc. ("DavCo"), a franchisor of more than 230 Wendy's restaurants, exclusive rights to operate, manage and develop Friendly's full-service restaurants in the franchising region of Maryland, Delaware, the District of Columbia and northern Virginia (the "DavCo Agreement"). Pursuant to the DavCo Agreement, DavCo has purchased certain assets and rights in 34 existing Friendly's restaurants in this franchising region, has committed to open an additional 74 restaurants over the next six years and, subject to the fulfillment of certain conditions, has further agreed to open 26 additional restaurants, for a total of 100 new restaurants in this franchising region over the next ten years. DavCo will also manage under contract 13 other Friendly's locations in this franchising region with an option to acquire these restaurants in the future. Friendly's receives (i) a royalty based on franchised restaurant revenues and (ii) revenues and earnings from the sale to DavCo of Friendly's frozen desserts and other products. DavCo is required to purchase from Friendly's all of the frozen desserts to be sold in these restaurants.

    The Company does not have significant experience in franchising restaurants and there can be no assurance that the Company will continue to successfully locate and attract suitable franchisees or that such franchisees will have the business abilities or sufficient access to capital to open restaurants or will operate restaurants in a manner consistent with the Company's concept and standards or in compliance with franchise agreements. The success of the Company's franchising program will also be dependent upon certain other factors, certain of which are not within the control of the Company or its franchisees, including the availability of suitable sites on acceptable lease or purchase terms, permitting and regulatory compliance and general economic and business conditions.

    CARRYOUT OPERATIONS

    Through dedicated carryout areas, Friendly's restaurants offer the Company's full line of frozen desserts and certain of its food menu items. Reserved parking is available at many of the Company's free-standing restaurants to facilitate quick carryout service. Approximately 15% of the Company's average freestanding restaurant revenues are derived from its carryout business with a significant portion of these sales occurring during the afternoon and evening snack periods. Of this 15%, approximately 5% comes from sales of packaged frozen desserts in display cases within its restaurants.

    RETAIL OPERATIONS

    In 1989, the Company extended its premium packaged frozen dessert line from its restaurants into retail locations. The Company offers a branded product line that includes approximately 60 half gallon varieties featuring premium ice cream shoppe flavors and unique sundae combinations, low and no fat frozen yogurt, low fat ice cream and sherbet. Specialty flavors include Royal Banana Split, Cappuccino Dream-TM- and Caramel Fudge Nut Blast-TM-, and proprietary products include the Jubilee Roll-Registered Trademark-, Wattamelon
Roll-Registered Trademark- and Friendly's branded ice cream cakes and pies. The Company also licenses from Hershey the right to feature certain candy brands including Almond Joy-Registered Trademark-, Mr. Goodbar-Registered Trademark-, Reese's Pieces-Registered Trademark-, Reese's-Registered Trademark- Peanut Butter Cups and York-Registered Trademark- Peppermint Patties on packaged sundae cups and pints.

    The Company focuses its marketing and distribution efforts in areas where it has higher restaurant penetration and consumer awareness. During the initial expansion of its retail business in 1989 and 1990, Albany, Boston and Hartford/Springfield were primary markets of opportunity. The Company added the New York and Philadelphia markets to its retail distribution efforts in 1992 and 1993.

    The Company expects to continue building its retail distribution business in its current retail markets. In these markets, the Company intends to increase shelf space with existing accounts and add new accounts by (i) capitalizing on its integrated restaurant and retail consumer advertising and promotion programs, (ii) continuing new product introductions and (iii) improving trade merchandising initiatives. Additionally, the Company expects to continue to selectively enter new markets where its brand awareness is high according to market surveys.

    The Company has developed a broker/distributor network designed to protect product quality through proper product handling and to enhance the merchandising of the Company's frozen desserts. The Company's experienced sales force manages this network to serve specific retailer needs on a market-by-market basis. In addition, the Company's retail marketing and sales departments coordinate market development plans and key account management programs.

    NON-TRADITIONAL LOCATIONS

    In order to capitalize on both planned and impulse purchases, the Company is leveraging the Friendly's brand name and enhancing consumer awareness by introducing modified formats of the Friendly's concept into non-traditional locations. These modified formats include (i) Friendly's Cafe, a quick service concept offering frozen desserts and a limited menu, (ii) Friendly's branded ice cream shoppes offering freshly-scooped and packaged frozen desserts and (iii) Friendly's branded display cases and novelty carts with packaged single-serve frozen desserts. The first Friendly's Cafe opened in October 1997. The Company supplies frozen desserts to non-traditional locations such as colleges and universities, sports facilities, amusement parks, secondary school systems and business cafeterias directly or through selected vendors pursuant to multi-year license agreements.

    INTERNATIONAL OPERATIONS

    The Company, through its FII subsidiary, has a master license agreement with a South Korean enterprise to develop Friendly's "Great American" ice cream shoppes offering freshly-scooped and packaged frozen desserts. As of December 28, 1997, the licensee and its sublicensees were operating 23 ice cream shoppes. FII also has various licensing arrangements with several companies in the United Kingdom under which certain of the Company's frozen desserts are distributed in the United Kingdom. The Company's strategy in the United Kingdom is to sell Friendly's branded frozen deserts in full and quick-service restaurants, movie theaters, railway and bus stations, shopping malls and airport locations pursuant to license agreements. Non-restaurant locations will vary from full dipping stations to sundae station kiosks or sundae carts. In addition, the Company's products will be distributed to selected retailers for resale. In addition, the Company is a 50% partner in a joint venture in Shanghai, China which has manufactured and distributed frozen desserts on a limited basis. The joint venture is currently seeking additional distribution for its products in China. In markets where a capital investment by the Company is required to introduce its brand, the Company seeks to monetize such investment by entering into franchising or licensing arrangements, and subsequently to redeploy its capital, if necessary, into new international markets.

    The Company's international operations are subject to various risks, including changing political and economic conditions, currency fluctuations, trade barriers, trademark rights, adverse tax consequences, import tariffs, customs and duties and government regulations. Government regulations, relating to, among other things, the preparation and sale of food, building and zoning requirements, wages, working conditions and the Company's relationship with its employees, may vary widely from those in the United States. There can be no assurance that the Company will be successful in maintaining or expanding its international operations.

    MARKETING

    The Company's marketing strategy is to continue to strengthen Friendly's brand equity and further capitalize on its strong customer awareness to profitably build revenues across all businesses. The primary advertising message, built around its "Leave room for the ice cream-TM-" slogan, focuses on introducing new lunch and dinner products or line extensions in combination with unique frozen desserts. Management utilizes this strategy to encourage consumer trial of new products and increase the average guest check while reinforcing Friendly's unique food-with-ice-cream experience. The Company's food-with-ice-cream promotions also build sales of packaged frozen desserts in its restaurants and in retail locations.

    The Company's media plan is designed to build awareness and increase trial among key target audiences while optimizing spending by market based on media cost efficiencies. The Company classifies markets based upon restaurant penetration and the resulting advertising and promotion costs per restaurant. The Company's 19 most highly-penetrated markets are supported with regular spot television advertisements from March through December. The Company augments its marketing efforts in these markets with radio advertising to target the breakfast day-part or to increase the frequency of the promotional message. In addition, the Company supports certain of these highly-penetrated markets (Albany, Boston, Hartford-Springfield and Providence) during the peak summer season with additional television media focusing on freshly-scooped and packaged frozen desserts. In its secondary markets, the Company utilizes more cost-effective local store marketing initiatives such as radio, direct mail and newspaper advertising. All of the Company's markets are supported with an extensive promotional coupon program.

    The Company believes that its integrated restaurant and retail marketing efforts provide significant support for the development of its retail business. Specifically, the retail business benefits from the awareness and trial of Friendly's product offerings generated by 32 weeks of food-with-ice-cream advertising and couponing efforts. The Company believes that this approach delivers a significantly higher level of consumer exposure and usage compared to the Company's packaged frozen dessert competitors which have only retail distribution. In turn, sales of the Company's products through more than 5,000 retail locations, supported by trade merchandising efforts, build incremental awareness and usage of Friendly's which management believes benefits the restaurants. Advertising and promotion expenditures were approximately $21 million for 1997.

    CERTAIN RISKS ASSOCIATED WITH THE FOOD SERVICE INDUSTRY

    Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns, the cost and availability of labor, purchasing power, availability of products and the type, number and location of competing restaurants. The Company could also be substantially adversely affected by publicity resulting from food quality, illness, injury or other health concerns or alleged discrimination or other operating issues stemming from one location or a limited number of locations, whether or not the Company is liable. In addition, factors such as increased cost of goods, regional weather conditions and the potential scarcity of experienced management and hourly employees may also adversely affect the food service industry in general and the results of operations and financial condition of the Company.

    MANUFACTURING

    The Company produces substantially all of its frozen desserts in two Company-owned manufacturing plants which employ a total of approximately 300 people. The Wilbraham, Massachusetts plant occupies approximately 41,000 square feet of manufacturing space while the Troy, Ohio plant utilizes approximately 18,000 square feet. During 1997, the combined plants operated at an average capacity of 67.0% and produced (i) over 17.0 million gallons of ice cream, sherbets and yogurt in bulk, half-gallons and pints, (ii) nine million sundae cups, (iii) 1.4 million frozen dessert rolls, pies and cakes and (iv) more than
1.2 million gallons of fountain syrups and toppings. The Company, through its Shanghai, China joint venture, also owns a 13,000 square foot ice cream manufacturing facility. The quality of the Company's products is important, both to sustain Friendly's image and to enable the Company to satisfy customer expectations. Wherever possible, the Company "engineers in" quality by installing modern processes such as computerized mix-making equipment and monitoring devices to ensure all storage tanks and rooms are kept at proper temperatures for maximum quality.

    PURCHASING AND DISTRIBUTION

    The basic raw materials for the Company's frozen desserts are dairy products and sugar. The Company's purchasing department purchases other food products, such as coffee, in large quantities. Although the Company generally does not hedge its positions in any of these commodities, it may opportunistically purchase some of these items in advance of a specific need. As a result, the Company is subject to the risk of substantial and sudden price increases, shortages or interruptions in supply of such items, which could have a material adverse effect on the Company.

    In conjunction with the Company's product development department, the Company's purchasing department evaluates the cost and quality of all major food items on a quarterly basis and purchases these items through numerous vendors with which it has long-term relationships. The Company contracts with vendors on an annual, semiannual, or monthly basis depending on the item and the opportunities within the marketplace. In order to promote competitive pricing and uniform vendor specifications, the Company contracts directly for such products as produce, milk and bread and other commodities and services. The Company also minimizes the cost of all restaurant capital equipment by purchasing directly from manufacturers or pooling volumes with master distributors.

    The Company owns two distribution centers and leases a third which allow the Company to control quality, costs and inventory from the point of purchase through restaurant delivery. The Company distributes most product lines to its restaurants, and its packaged frozen desserts to its retail customers, from warehouses in Chicopee and Wilbraham, Massachusetts and Troy, Ohio with a combined non-union workforce of approximately 250 employees. The Company's truck fleet delivers all but locally-sourced produce, milk and selected bakery products to its restaurants at least weekly, and during the highest-sales periods, delivers to over 50% of Friendly's restaurants twice-per-week. The Chicopee, Wilbraham and Troy warehouses encompass 54,000 square feet, 109,000 square feet and 42,000 square feet, respectively. The

Company believes that these distribution facilities operate at or above industry standards with respect to timeliness and accuracy of deliveries.

    The Company has distributed its products since its inception to protect the product integrity of its frozen desserts. The Company delivers products to its restaurants on its own fleet of tractors and trailers which display large-scale images of the Company's featured products. The entire fleet is specially built to be compatible with storage access doors, thus protecting frozen desserts from "temperature shock." Recently acquired trailers have an innovative design which provides individual temperature control for three distinct compartments. To provide additional economies to the Company, the truck fleet backhauls on over 50% of its delivery trips, bringing the Company's purchased raw materials and finished products back to the distribution centers.

    HUMAN RESOURCES AND TRAINING

    The average Friendly's restaurant employs between two and four salaried team members, which may include one General Manager, one Assistant Manager, one Guest Service Supervisor and one Manager-in-Training. The General Manager is directly responsible for day-to-day operations. General Managers report to a District Manager who typically has responsibility for an average of seven restaurants. District Managers report to a Division Manager who typically has responsibility for approximately 50 restaurants. Division Managers report to a Regional Vice President who typically has responsibility for six or seven Division Managers covering approximately 350 restaurants.

    The average Friendly's restaurant is staffed with four to ten employees per shift, including the salaried restaurant management. Shift staffing levels vary by sales volume level, building configuration and time of day. The average restaurant typically utilized approximately 38,500 hourly-wage labor hours in 1997 in addition to salaried management.

    EMPLOYEES

    The total number of employees at the Company varies between 24,000 and 28,000 depending on the season of the year. As of December 28, 1997, the Company employed approximately 24,000 employees, of which approximately 23,000 were employed in Friendly's restaurants (including approximately 110 in field management), approximately 550 were employed at the Company's two manufacturing and three distribution facilities and approximately 450 were employed at the Company's corporate headquarters and other offices. None of the Company's employees is a party to a collective bargaining agreement.

    LICENSES AND TRADEMARKS

    The Company is the owner or licensee of the trademarks and service marks (the "Marks") used in its business. The Marks "Friendly-Registered Trademark-" and "Friendly's-Registered Trademark-" are owned by the Company pursuant to registrations with the U.S. Patent and Trademark office.

    Upon the sale of the Company by Hershey in 1988, all of the Marks used in the Company's business at that time which did not contain the word "Friendly" as a component of such Marks (the "1988 Non-Friendly Marks"), such as Fribble-Registered Trademark-, Fishamajig-Registered Trademark- and Clamboat-Registered Trademark- were licensed by Hershey to the Company. The 1988 Non-Friendly Marks license has a term of 40 years expiring on September 2, 2028. Such license included a prepaid license fee for the term of the license which is renewable at the Company's option for an additional term of 40 years and has a license renewal fee of $20.0 million.

    Hershey also entered into non-exclusive licenses with the Company for certain candy trademarks used by the Company in its frozen dessert sundae cups (the "Cup License") and pints (the "Pint License"). The Cup License and Pint License automatically renew for unlimited one-year terms subject to certain nonrenewal rights held by both parties. Hershey is subject to a noncompete provision in the sundae cup business for a period of two years if the Cup License is terminated by Hershey without cause, provided that the Company maintains its current level of market penetration in the sundae cup business. However, Hershey is not subject to a noncompete provision if it terminates the Pint License without cause.

    The Company also has a non-exclusive license agreement with Leaf, Inc. ("Leaf") for use of the Heath-Registered Trademark- Bar candy trademark. The term of the royalty-free Leaf license continues indefinitely subject to termination by Leaf upon 60 days notice. Excluding the Marks subject to the licenses with Hershey and Leaf, the Company is the owner of its Marks.

    COMPETITION

    The restaurant business is highly competitive and is affected by changes in the public's eating habits and preferences, population trends and traffic patterns, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond the Company's control. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image and restaurant location. Each of the Company's restaurants competes directly or indirectly with locally-owned restaurants as well as restaurants with national or regional images, and to a limited extent, restaurants operated by its franchisees. A number of the Company's significant competitors are larger or more diversified and have substantially greater resources than the Company. The Company's retail operations compete with national and regional manufacturers of frozen desserts, many of which have greater financial resources and more established channels of distribution than the Company. Key competitive factors in the retail food business include brand awareness, access to retail locations, price and quality.

    GOVERNMENT REGULATION

    The Company is subject to various federal, state and local laws affecting its business. Each Friendly's restaurant is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain required licenses or approvals, or the loss of such licenses and approvals once obtained, can delay, prevent the opening of, or close, a restaurant in a particular area. The Company is also subject to Federal and state environmental regulations, but these have not had a material adverse effect on the Company's operations.

    The Company's relationships with its current and potential franchisees is governed by the laws of its several states which regulate substantive aspects of the franchisor-franchisee relationship. Substantive state laws that regulate the franchisor-franchisee relationship presently exist or are being considered in a substantial number of states, and bills have been introduced in Congress (one of which is now pending) which would provide for Federal regulation of substantive aspects of the franchisor-franchisee relationship. These current and proposed franchise relationship laws limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

    The Company's restaurant operations are also subject to Federal and state laws governing such matters as wages, hours, working conditions, civil rights and eligibility to work. Some states have set minimum wage requirements higher than the Federal level, and the Federal government recently increased the Federal minimum wage. In September 1997, the second phase of an increase in the minimum wage was implemented in accordance with the Federal Fair Labor Standards Act of 1996. Significant numbers of hourly personnel at the Company's restaurants are paid at rates related to the Federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs at the Company's restaurants. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect the Company as well as the restaurant industry in general. The Company is also subject to the Americans with Disabilities Act of 1990, which, among other things, may require certain minor renovations to its restaurants to meet federally-mandated requirements. The cost of these renovations is not expected to be material to the Company.

ITEM 2. PROPERTIES

    The table below identifies the location of the 696 restaurants operating as of December 28, 1997.

                                                               COMPANY-OWNED/LEASED
                                                       ------------------------------------
                                                        FREESTANDING           OTHER             FRANCHISED            TOTAL
STATE                                                    RESTAURANTS      RESTAURANTS (A)      RESTAURANTS (B)      RESTAURANTS
-----------------------------------------------------  ---------------  -------------------  -------------------  ---------------
Connecticut..........................................            49                 20               --                     69
Delaware.............................................        --                      1                    6                  7
Florida..............................................            13                  2               --                     15
Maine................................................            10             --                   --                     10
Maryland.............................................             3                  7                   22                 32
Massachusetts........................................           116                 37               --                    153
Michigan.............................................             1             --                   --                      1
New Hampshire........................................            14                  6               --                     20
New Jersey...........................................            47                 18               --                     65
New York.............................................           130                 33               --                    163
Ohio.................................................            57                  3               --                     60
Pennsylvania.........................................            52                 13               --                     65
Rhode Island.........................................             8             --                   --                      8
Vermont..............................................             8                  2               --                     10
Virginia.............................................            10                  2                    6                 18
                                                                                                         --
                                                                ---                ---                                     ---
Total................................................           518                144                   34                696
                                                                                                         --
                                                                                                         --
                                                                ---                ---                                     ---
                                                                ---                ---                                     ---

------------------------

(a) Includes primarily malls and strip centers.

(b) The franchised restaurants (representing 30 freestanding and four other restaurants have been leased or subleased to DavCo pursuant to the DavCo Agreement.

    The 548 freestanding restaurants, including 30 franchised to DavCo, range in size from approximately 2,600 square feet to approximately 5,000 square feet. The 148 mall and strip center restaurants, including four franchised to DavCo, average approximately 3,000 square feet. Of the 662 restaurants operated by the Company at December 28, 1997, the Company owned the buildings and the land for 279 restaurants, owned the buildings and leased the land for 146 restaurants, and leased both the buildings and the land for 237 restaurants. The Company's leases generally provide for the payment of fixed monthly rentals and related occupancy costs (e.g., property taxes, common area maintenance and insurance). Additionally, most mall and strip center leases require the payment of common area maintenance charges and incremental rent of between 3.0% and 6.0% of the restaurant's sales.

    In addition to the Company's restaurants, the Company owns (i) an approximately 260,000 square foot facility on 46 acres in Wilbraham, Massachusetts which houses the corporate headquarters, a manufacturing facility and a warehouse, (ii) an approximately 77,000 square foot office, manufacturing and warehouse facility on 13 acres in Troy, Ohio and (iii) an approximately 18,000 square foot restaurant construction and maintenance service facility located in Wilbraham, Massachusetts. The Company leases (i) an approximately 60,000 square foot distribution facility in Chicopee, Massachusetts, (ii) an approximately 38,000 square foot restaurant construction and maintenance support facility in Ludlow, Massachusetts and (iii) on a short-term basis, space for its division and regional offices, its training and development center and other support facilities.

ITEM 3. LEGAL PROCEEDINGS

    From time to time the Company is named as a defendant in legal actions arising in the ordinary course of its business. The Company is not party to any pending legal proceedings other than routine litigation incidental to its business. The Company does not believe that the resolutions of these claims should have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    A special meeting of the shareholders of FICC was held on October 24, 1997 at FICC's offices at which the following actions were taken:

        Item 1. Approval of Restated Articles of Organization of FICC which (a) authorizes 50,000,000 shares of Common Stock and 1,000,000 shares of "blank check" Preferred Stock; (b) provides for a classified Board of Directors;
    (c) provides for the removal of directors only for cause upon the affirmative vote of (i) the holders of at least a majority of the shares entitled to vote or (ii) a majority of the directors then in office; and (d) provides for the Board of Directors to fix the exact number of directors and to fill any vacancies by a vote of a majority of the directors then in office. Such Restated Articles of Organization became effective on November 14, 1997.

        Item 2. Approval of Restated By-laws of FICC which (a) provides that a shareholder seeking to have any business conducted at a meeting of shareholders give notice to the Company prior to the scheduled meeting; (b) provides that a special shareholders meeting may be called only by the Board of Directors, Chairman or President of FICC; (c) provides for a classified Board of Directors; (d) provides for the removal of directors only for cause upon the affirmative vote of (i) the holders of at least a majority of the shares entitled to vote or (ii) a majority of the directors then in office;
    (e) provides for the Board of Directors to fix the exact number of directors and to fill any vacancies by a vote of a majority of the directors then in office; and (f) provides that the anti-takeover provisions contained in the Restated By-laws may not be amended by the shareholders except upon the affirmative vote of two-thirds of the shares entitled to vote on any matter. Such Restated By-laws became effective on November 14, 1997.

        Item 3. Approval of FICC's Stock Option Plan.

        Item 4. Approval of FICC's Restricted Stock Plan.

        Item 5. The election of Michael J. Daly and Burton J. Manning as Class I Directors, each for a term commencing on November 14, 1997 to serve until the 1998 Annual Meeting and until his successor is duly elected and qualified, Steven L. Ezzes and Charles A. Ledsinger, Jr. as Class II Directors, each for a term commencing on November 14, 1997 to serve until the 1999 Annual Meeting and Donald N. Smith as the Class III Director, for a term commencing on November 14, 1997 to serve until the 2000 Annual Meeting and until his successor is duly elected and qualified.

    Shareholders of record at the close of business on October 15, 1997 were entitled to vote at such special meeting. Only Class A Common Shareholders were entitled to vote on all 5 items described above. The Class B Common Shareholders were entitled to vote on items 1, 2 and 5.

    Of the 1,391.647 Class A Common Stock shares issued and outstanding as of the record date, 1,035.917 were entitled to vote by being present in person or by proxy. All 1,285.67 shares of Class B Common Stock issued and outstanding as of the record date were present by proxy and entitled to vote. Items 1, 2 and 5 were approved by the Class A and Class B shareholders by collectively voting 2,321.59 shares in favor of such proposals. Items 3 and 4 were approved by Class A shareholders voting 1,035.917 shares in favor of such proposals. There were no abstentions, votes against, votes withheld or broker non-votes with respect to any of the proposals or nominees.

                               EXECUTIVE OFFICERS

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of FICC and their respective ages and positions with the Company are as follows:

    DONALD N. SMITH, 57, has been Chairman, Chief Executive Officer and President since September 1988. Mr. Smith has also been Chairman of the Board and Chief Executive Officer of TRC and Perkins Management Company, Inc. ("PMC"), a subsidiary of TRC, since November 1985. Prior to joining TRC, Mr. Smith was President and Chief Executive Officer for Diversifoods, Inc. from 1983 to October 1985. From 1980 to 1983, Mr. Smith was Senior Vice President, PepsiCo., Inc. and was President of its Food Service Division. He was responsible for the operations of Pizza Hut Inc. and Taco Bell Corp., as well as North American Van Lines, Lee Way Motor Freight, Inc., PepsiCo. Foods International and LaPetite Boulangerie. Prior to 1980, Mr. Smith was President and Chief Executive Officer of Burger King Corporation and Senior Executive Vice President and Chief Operations Officer for McDonald's Corporation.

    PAUL MCDONALD, 54, has been Senior Executive Vice President, Chief Administrative Officer and Assistant Clerk since January 1996. Mr. McDonald has been employed in various capacities with the Company since 1976. Mr. McDonald has held the positions of Director of Management Information Systems, Vice President/Controller, Vice President Corporate Development and Vice President, Finance and Chief Financial Officer. Mr. McDonald is a certified public accountant.

    JOSEPH A. O'SHAUGHNESSY, 62, has been Senior Executive Vice President since October 1988. Mr. O'Shaughnessy has been employed in various capacities with the Company since 1957. Mr. O'Shaughnessy's duties have included District and Division Manager, Director and Vice President of Operations and Executive Vice President.

    GERALD E. SINSIGALLI, 59, has been President, FoodService Division of the Company since January 1989. Mr. Sinsigalli has been employed in various capacities with the Company since 1965. Mr. Sinsigalli's duties have included District and Division Manager, Director and Vice President of Operations and Senior Vice President.

    DENNIS J. ROBERTS, 49, has been Senior Vice President, Restaurant Operations of the Company since January 1996. Mr. Roberts has been employed in various capacities with the Company since 1969. Mr. Roberts' duties have included Restaurant, District and Division Manager, Regional Training Manager, Director and Vice President of Restaurant Operations.

    SCOTT D. COLWELL, 40, has been Vice President, Marketing of the Company since January 1996. Mr. Colwell has been employed in various capacities with the Company since 1982 including Director, New Business Development; Senior Director, Marketing and Sales and Senior Director, Retail Business.

    HENRY V. PETTIS III, 52, has been employed by the Company since 1990 and became Vice President, Franchising and Operations Services in 1996. Mr. Pettis was President and Chief Executive Officer of Florida Food Industries from 1988 to 1990.

    GEORGE G. ROLLER, 50, has been Vice President, Finance and Chief Financial Officer and Treasurer of the Company since January 1996. Mr. Roller was Vice President and Treasurer of the Company from 1989 until January 1996. Mr. Roller is a certified public accountant.

    GARRETT J. ULRICH, 47, has been Vice President, Human Resources since September 1991. Mr. Ulrich held the position of Vice President, Human Resources for Dun & Bradstreet Information Services, North America from 1988 to 1991. From 1978 to 1988, Mr. Ulrich held various Human Resource executive and managerial positions at Pepsi Cola Company, a division of PepsiCo.

    AARON B. PARKER, 40, has been Associate General Counsel and Clerk of the Company since August, 1997. He served as Associate General Counsel and Assistant Clerk of the Company since 1989. He also served as the Company's Managing Director of International Business from 1994 to 1996. Mr. Parker served as Special Counsel to TRC from 1986 to 1996. Mr. Parker served as Associate General Counsel of PMC from 1986 through 1988. Prior to joining TRC and PMC, Mr. Parker was in private practice with the law firm of Wildman, Harrold, Allen, Dixon & McDonnell.

    ALLAN J. OKSCIN, 46, has been Corporate Controller since 1989. Mr. Okscin has been employed in various capacities with the Company since 1977. Mr. Okscin's duties have included Assistant Controller and several managerial positions in Financial Reporting, Financial Services, and Internal Auditing, as well as Supervisor of Corporate Accounting. Prior to joining the Company, Mr. Okscin worked for Coopers & Lybrand. Mr. Okscin is a certified public accountant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    FICC's common stock trades under the symbol FRND and is listed on the Nasdaq National Market. The following table sets forth the closing high and low sale price per share of the Company's common stock for the period from the Company's initial public offering (November 14, 1997) to December 28, 1997. Prior to November 14, 1997, no established public trading market existed for the Common Stock.

                          MARKET PRICE OF COMMON STOCK

1997                                                         HIGH        LOW
---------------------------------------------------------  ---------  ---------
Fourth Quarter...........................................  $  17 3/8  $  11 3/8

    The number of shareholders of record of FICC's common stock as of March 10, 1998 was 267.

    The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any determination as to the payment of dividends will depend upon the future results of operations, capital requirements and financial condition of the Company and its subsidiaries and such other facts as the Board of Directors of the Company may consider, including any contractual or statutory restrictions on the Company's ability to pay dividends. The Company's New Credit Facility and the Indenture relating to its Senior Notes each limit the Company's ability to pay dividends on its Common Stock.

    In conjunction with the Recapitalization in November 1997, certain of the Company's lenders under its previous credit facility received 706,655 shares of Common Stock in exchange for the shares of Class B common stock previously held by them. Such shares of Common Stock were issued pursuant to an exemption under
Section 3(a)(9) of the Securities Act of 1933.

    The following information is reported pursuant to Item 701(f) of Regulation S-K:

    FICC filed registration statements (the "Registration Statements") on Form S-1 with the Securities and Exchange Commission which became effective on November 14, 1997 (Registration Nos. 333-34633 and 333-34635).

    The public offering of five million shares of FICC's Common Stock, par value $.01 per share, and the public offering of $200 million of FICC's 10.5% Senior Notes due 2007 (collectively, the "Offerings") pursuant to these Registration Statements commenced on November 14, 1997 and terminated after the sale of all securities registered.

    The Offerings were for the account of FICC, as follows:

Number of Shares Registered and Sold..........................    5,000,000
Number of Senior Notes Registered and Sold....................      200,000
Aggregate Price of Common Stock Registered and Sold...........  $90,000,000
Aggregate Price of Senior Notes Registered and Sold...........  $200,000,000

    The managing underwriters for the Offerings were NationsBanc Montgomery Securities, Inc., Piper Jaffray Inc. and Tucker Anthony Incorporated for the Common Stock offering and Societe Generale Securities Corporation, Donaldson, Lufkin & Jenrette Securities Corporation and NationsBanc Montgomery Securities, Inc. for the Senior Note offering.

    The following amounts of expenses were incurred for FICC's account in connection with the issuance and distribution of the securities registered for each category listed below:

                                                                    DIRECT OR INDIRECT PAYMENT TO
                                                                    DIRECTORS, OFFICERS, GENERAL
                                                                   PARTNERS OF THE ISSUER OR THEIR
                                                                  ASSOCIATES; TO PERSONS OWNING TEN
                                                                   PERCENT OR MORE OF ANY CLASS OF       DIRECT OR
                                                                  EQUITY SECURITIES OF THE ISSUER;    INDIRECT PAYMENT
                                                                   AND TO AFFILIATES TO THE ISSUER       TO OTHERS
                                                                 -----------------------------------  ----------------
Underwriting discounts and commissions.........................               $       0                $   12,300,000
Finders' Fees..................................................                       0                             0
Expenses paid to or for underwriters...........................                       0                             0
Other Expenses.................................................                       0                     2,225,000
                                                                                     --
                                                                                                      ----------------
Total Expenses.................................................               $       0                $   14,525,000
                                                                                     --
                                                                                     --
                                                                                                      ----------------
                                                                                                      ----------------

    Net offering proceeds to FICC from the Offerings after total expenses were $275,475,000. All $275,475,000 of this amount was used for the refinancing of FICC's previous credit facility and to repay certain capital lease obligations. Prior to the Offerings, the bank lenders under such credit facility were the holders of 48% of the then outstanding equity securities of FICC and nominated two members of FICC's Board of Directors. Upon completion of the Offerings, such lenders owned 9.9% of the outstanding Common Stock and such two directors were replaced. The use of proceeds reported herein does not represent a material change from the use of proceeds described in the prospectuses for the Offerings.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

    The following table sets forth selected consolidated historical financial information of FICC and its consolidated subsidiaries which has been derived from the Company's audited Consolidated Financial Statements for the five most recent fiscal years ended December 28, 1997. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the basis of the presentation and significant accounting policies of the consolidated historical financial information set forth below. No stock dividends were declared or paid for any period presented.

                                                                            FISCAL YEAR (A)
                                                       ----------------------------------------------------------
                                                          1993        1994        1995        1996        1997
                                                       ----------  ----------  ----------  ----------  ----------

                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Restaurant.........................................  $  580,161  $  589,383  $  593,570  $  596,675  $  593,671
  Retail, institutional and other....................      30,472      41,631      55,579      54,132      67,236
  Franchise..........................................      --          --          --          --           6,640
                                                       ----------  ----------  ----------  ----------  ----------
Total revenues.......................................     610,633     631,014     649,149     650,807     667,547
                                                       ----------  ----------  ----------  ----------  ----------
Costs and expenses:
  Cost of sales......................................     170,431     179,793     192,600     191,956     197,627
  Labor and benefits.................................     209,522     211,838     214,625     209,260     208,364
  Operating expenses.................................     120,626     132,010     143,854     143,163     148,770
  General and administrative expenses................      40,851      38,434      40,705      42,721      42,387
  Stock compensation expense (b).....................      --          --          --          --           8,407
  Other expenses associated with Recapitalization
    (c)..............................................      --          --          --          --             718
  Non-cash write-downs (d)...........................      25,552      --           7,352         227         770
  Depreciation and amortization......................      35,535      32,069      33,343      32,979      31,692
Gain on sale of restaurant operations................      --          --          --          --           2,283
                                                       ----------  ----------  ----------  ----------  ----------
Operating income.....................................       8,116      36,870      16,670      30,501      31,095
Interest expense, net (e)............................      38,786      45,467      41,904      44,141      39,303
Equity in net loss of joint venture..................      --          --          --          --           1,530
                                                       ----------  ----------  ----------  ----------  ----------
Loss before benefit from (provision for) income taxes
  and cumulative effect of changes in accounting
  principles.........................................     (30,670)     (8,597)    (25,234)    (13,640)     (9,738)
Benefit from (provision for) income taxes............      11,470       4,661     (33,419)      5,868       3,993
Cumulative effect of changes in accounting
  principles, net of income taxes (f)................     (42,248)     --          --          --           2,236
                                                       ----------  ----------  ----------  ----------  ----------
Net loss.............................................  $  (61,448) $   (3,936) $  (58,653) $   (7,772) $   (3,509)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Basic Net Loss Per Share:
  Loss before cumulative effect of change in
    accounting principle.............................  $   (56.68) $    (3.52) $   (52.46) $    (3.60) $    (1.85)
  Cumulative effect of change in accounting
    principle, net of income tax expense.............      --          --          --          --            0.72
                                                       ----------  ----------  ----------  ----------  ----------
  Net Loss...........................................  $   (56.68) $    (3.52) $   (52.46) $    (3.60) $    (1.13)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

                                                                            FISCAL YEAR (A)
                                                       ----------------------------------------------------------
                                                          1993        1994        1995        1996        1997
                                                       ----------  ----------  ----------  ----------  ----------
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
OTHER DATA:
EBITDA (g)...........................................  $   69,203  $   68,939  $   57,365  $   63,707  $   72,363
                                                       ----------  ----------  ----------  ----------  ----------
Net cash provided by operating activities............  $   42,877  $   38,381  $   27,790  $   26,163  $   22,118
                                                       ----------  ----------  ----------  ----------  ----------
Capital expenditures:
  Cash...............................................  $   37,361  $   29,507  $   19,092  $   24,217  $   31,638
  Non-cash (h).......................................       7,129       7,767       3,305       5,951       2,227
                                                       ----------  ----------  ----------  ----------  ----------
Total capital expenditures...........................  $   44,490  $   37,274  $   22,397  $   30,168  $   33,865
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

                                             JANUARY 2,   JANUARY 1,   DECEMBER 31,  DECEMBER 29,  DECEMBER 28,
                                                1994         1995          1995          1996          1997
                                             -----------  -----------  ------------  ------------  ------------
BALANCE SHEET DATA:
Working capital (deficit)..................  $   (27,919) $   (35,856)  $  (14,678)   $  (20,700)   $  (15,791)
Total assets...............................      365,330      374,669      370,292       360,126       371,871
Total long-term debt and capital lease
  obligations, excluding current
  maturities...............................      363,028      369,549      389,144       385,977       310,425
Total stockholders' deficit................  $  (102,965) $  (106,901)  $ (165,534)   $ (173,156)   $  (86,361)

------------------------

(a) All fiscal years presented include 52 weeks of operations except 1993 which includes 53 weeks of operations.

(b) Represents stock compensation expense arising out of the issuance of certain shares of common stock to management and the vesting of certain shares of restricted stock previously issued to management (see Note 13 of Notes to Consolidated Financial Statements).

(c) Includes payroll taxes associated with the Stock compensation discussed above and the write-off of deferred financing costs related to the Old Credit Facility (see Note 5 of Notes to Consolidated Financial Statements).

(d) Includes non-cash write-downs of approximately $16,337 in 1993 related to a trademark license agreement as a result of new product development and the replacement of certain trademarked menu items and $3,346 in 1995 related to a postponed debt restructuring. All other non-cash write-downs relate to property and equipment disposed of in the normal course of the Company's operations (see Notes 3, 5 and 6 of Notes to Consolidated Financial Statements).

(e) Interest expense, net is net of capitalized interest of $156, $176, $62, $49, and $250 and interest income of $240, $187, $390, $318, and $338 for
    1993, 1994, 1995, 1996 and 1997, respectively.

(f) Includes non-cash items, net of related income taxes, as a result of adoption of accounting pronouncements related to income taxes of $30,968, post-retirement benefits other than pensions of $4,140 and post-employment benefits of $7,140 in 1993 and $2,236 in 1997 related to a change in accounting principle for pensions (see Note 10 of Notes to Consolidated Financial Statements).

(g) EBITDA represents consolidated net income (loss) before (i) cumulative effect of changes in accounting principles, net of income taxes, (ii) (provision for) benefit from income taxes, (iii) equity in net loss of joint venture, (iv) interest expense, net, (v) depreciation and amortization and
    (vi) non-cash write-downs and all other non-cash items, plus cash distributions from unconsolidated subsidiaries, each determined in accordance with GAAP. The Company has included information concerning EBITDA in this Form 10-K because it believes that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings from operations or other traditional indications of an issuer's operating performance.

(h) Non-cash capital expenditures represent the cost of assets acquired through the incurrence of capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN.

OVERVIEW

    Friendly's owns and operates 662 restaurants, franchises 34 restaurants and distributes a full line of frozen desserts through more than 5,000 supermarkets and other retail locations in 15 states. The Company was publicly held from 1968 until January 1979 at which time it was acquired by Hershey Foods Corporation ("Hershey"). Under Hershey's ownership, the number of Company restaurants increased from 601 to 849. Hershey subsequently sold the Company in September 1988 to The Restaurant Company ("TRC") in a highly-leveraged transaction (the "TRC Acquisition").

    Beginning in 1989, the new management focused on improving operating performance through revitalizing and renovating restaurants, upgrading and expanding the menu and improving management hiring, training, development and retention. Also in 1989, the Company introduced its signature frozen desserts into retail locations in the Northeast. Since the beginning of 1989, 26 new restaurants have been opened while 178 under-performing restaurants have been closed.

    The high leverage associated with the TRC Acquisition has severely impacted the liquidity and profitability of the Company. As of December 28, 1997, the Company had a stockholders' deficit of $86.4 million. Cumulative interest expense of $390.0 million since the TRC Acquisition has significantly contributed to the deficit. The Company's net loss in 1997 of $3.5 million included $39.3 million of interest expense. The degree to which the Company is leveraged could have important consequences, including the following: (i) potential impairment of the Company's ability to obtain additional financing in the future, (ii) because borrowings under the Company's New Credit Facility in part bear interest at floating rates, the Company could be adversely affected by any increase in prevailing rates, (iii) the Company is more leveraged than certain of its principal competitors, which may place the Company at a competitive disadvantage and (iv) the Company's substantial leverage may limit its ability to respond to changing business and economic conditions and make it more vulnerable to a downturn in general economic conditions.

    The Company's revenue, EBITDA and operating income have improved significantly since the TRC Acquisition. Despite the closing of 152 restaurants (net of restaurants opened) since the beginning of 1989, restaurant revenues have increased 6.5% from $557.3 million in 1989 to $593.7 million in 1997, while average revenue per restaurant has increased 30.4% from $665,000 to $867,000 during the same period. Retail, institutional and other revenues and franchise revenues have also increased from $1.4 million in 1989 to $73.8 million in 1997. In addition, EBITDA has increased 52.7% from $47.4 million in 1989 to $72.4 million in 1997, while operating income has increased from $4.1 million to $31.1 million over the same period. As a result of the positive impact of the Company's revitalization program, the closing of under-performing restaurants, the growth of the retail, institutional and other businesses and the commencement in July 1997 of the Company's franchising program, period to period comparisons may not be meaningful. Despite these improvements in operating performance, and primarily as a result of its high leverage and interest expense, the Company has reported net losses of $61.4 million, $3.9 million, $58.7 million, $7.8 million and $3.5 million for 1993, 1994, 1995, 1996 and
1997, respectively.

    The Company's revenues are derived primarily from the operation of full-service restaurants and from the distribution and sale of frozen desserts through retail locations. In addition, the Company derives a small amount of revenue from the sale of frozen desserts in South Korea and the United Kingdom under various distribution and licensing arrangements. Furthermore, the Company is a 50% partner in a joint venture in Shanghai, China which has manufactured and distributed frozen desserts on a limited basis. The joint venture is currently seeking to establish additional distribution for its products in China.

    On July 14, 1997, the Company entered into a long-term agreement with DavCo Restaurants, Inc. ("DavCo") pursuant to which the Company received $8.2 million in cash for the sale of certain non-real property assets and in payment of franchise and development fees, and receives (i) a royalty based on franchised restaurant revenues and (ii) revenues and earnings from the sale to DavCo of Friendly's frozen desserts and other products (the "DavCo Agreement"). The Company anticipates receiving similar fees and royalty streams in connection with future franchising arrangements.

    Cost of sales includes direct food costs, the Company's costs to manufacture frozen desserts and the Company's costs to distribute frozen desserts and other food products to its restaurants, franchisees and its retail, institutional and other customers. Retail, institutional and other revenues have higher food costs as a percentage of sales than restaurant revenues. Labor and benefits include labor and related payroll expenses for restaurant employees. Operating expenses include all other restaurant-level expenses including supplies, utilities, maintenance, insurance and occupancy-related expenses, the costs associated with retail, institutional and other revenues and franchise revenues including salaries for sales personnel and other selling expenses and advertising costs.

    General and administrative expenses include costs associated with restaurant field supervision and the Company's headquarters personnel. Non-cash write-downs include the write-downs of long-lived assets and certain intangible assets when circumstances indicate that the carrying amount of an asset may not be recoverable (see Notes 3 and 6 of Notes to Consolidated Financial Statements). Interest expense, net is net of capitalized interest and interest income.

RESULTS OF OPERATIONS

    The operating results of the Company expressed as a percentage of total revenues are set forth below:

                                                                                            FISCAL YEAR
                                                                                  -------------------------------
                                                                                    1995       1996       1997
                                                                                  ---------  ---------  ---------
Revenues:
  Restaurant....................................................................       91.4%      91.7%      88.9%
  Retail, institutional and other...............................................        8.6        8.3       10.1
  Franchise.....................................................................        0.0        0.0        1.0
                                                                                  ---------  ---------  ---------
Total revenues..................................................................      100.0      100.0      100.0
                                                                                  ---------  ---------  ---------

Costs and expenses:
  Cost of sales.................................................................       29.7       29.5       29.6
  Labor and benefits............................................................       33.1       32.2       31.2
  Operating expenses............................................................       22.2       22.0       22.3
  General and administrative expenses...........................................        6.2        6.5        6.4
  Stock compensation expense....................................................        0.0        0.0        1.3
  Other expenses associated with recapitalization...............................        0.0        0.0        0.1
  Non-cash write-downs..........................................................        1.1        0.0        0.1
  Depreciation and amortization.................................................        5.1        5.1        4.7
Gain on sale of restaurant operations...........................................        0.0        0.0        0.3
                                                                                  ---------  ---------  ---------

Operating income................................................................        2.6        4.7        4.6
Interest expense, net...........................................................        6.5        6.8        5.9
Equity in net loss of joint venture.............................................        0.0        0.0        0.2
                                                                                  ---------  ---------  ---------
Loss before (provision for) benefit from income taxes and cumulative effect of
  change in accounting principle................................................       (3.9)      (2.1)      (1.5)
(Provision for) benefit from income taxes.......................................       (5.1)       0.9        0.6
Cumulative effect of change in accounting principle, net of income tax
  expense.......................................................................        0.0        0.0        0.4
                                                                                  ---------  ---------  ---------
Net loss........................................................................       (9.0)%      (1.2)%      (0.5)%
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

    1997 COMPARED TO 1996

    REVENUES--Total revenues increased $16.7 million, or 2.6%, to $667.5 million in 1997 from $650.8 million in 1996. Restaurant revenues decreased $3.0 million, or 0.5%, to $593.7 million in 1997 from $596.7 million in 1996. Comparable restaurant revenues increased 2.9%. The increase in comparable restaurant revenues was due to the introduction of higher-priced lunch and dinner entrees, selected menu price increases, a shift in sales mix to higher-priced items, the re-imaging of 43 restaurants under the Company's FOCUS 2000 program, the revitalization of 12 restaurants, building expansions at seven restaurants and a milder winter in the 1997 period, which allowed for favorable traffic comparisons. The increase was partially offset by the sale of 34 restaurants to DavCo, which resulted in a $14.5 million reduction in restaurant revenues, and the closing of 15 under-performing restaurants. Retail, institutional and other revenues increased by $13.1 million, or 24.2%, to $67.2 million in 1997 from $54.1 million in 1996. The increase was primarily due to a more effective sales promotion program. Franchise revenue was $6.6 million in 1997 compared to none in 1996. The increase is a result of the consummation of the DavCo Agreement on July 14, 1997 (see Note 15 of Notes to Consolidated Financial Statements).

    COST OF SALES--Cost of sales increased $5.6 million, or 2.9%, to $197.6 million in 1997 from $192.0 million in 1996. Cost of sales as a percentage of total revenues increased to 29.6% in 1997 from 29.5% in 1996. The increase was due to an increase in food costs at the retail and institutional level. The increase was partially offset by a 0.4% reduction in food costs at the restaurant level despite higher guest check averages reflecting reduced promotional discounts which results in lower food costs.

    LABOR AND BENEFITS--Labor and benefits decreased $0.9 million, or 0.4%, to $208.4 million in 1997 from $209.3 million in 1996. Labor and benefits as a percentage of total revenues decreased to 31.2% in 1997 from 32.2% in 1996. The decrease was due to an increase in retail, institutional and other revenues as a percent of total revenues as these revenues have no associated labor and benefits cost and lower workers' compensation insurance and pension costs (see
Note 10 of Notes to Consolidated Financial Statements).

    OPERATING EXPENSES--Operating expenses increased $5.6 million, or 3.9%, to $148.8 million in 1997 from $143.2 million in 1996. Operating expenses as a percentage of total revenues increased to 22.3% in 1997 from 22.0% in 1996. The increase was due to higher advertising expenditures in 1997 partially offset by reduced costs for snow removal and the allocation of fixed costs over higher total revenues in 1997.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses decreased $0.3 million, or 0.7%, to $42.4 million in 1997 from $42.7 million in 1996. General and administrative expenses as a percentage of total revenues decreased to 6.4% in 1997 from 6.5% in 1996. This decrease was due to reductions in pension costs and the elimination of field management positions associated with the closing of 15 restaurants since the end of 1996.

    GAIN ON SALE OF RESTAURANT OPERATIONS--Gain on sale of restaurant operations represents the income related to the sale of the equipment and operating rights for the 34 existing locations franchised to DavCo (see Note 15 of Notes to Consolidated Financial Statements).

    EBITDA--As a result of the above, EBITDA increased $8.7 million, or 13.7%, to $72.4 million in 1997 from $63.7 million in 1996. EBITDA as a percentage of total revenues increased to 10.8% in 1997 from 9.8% in 1996.

    STOCK COMPENSATION EXPENSE--Stock compensation expense represents stock compensation arising out of the issuance of certain shares of common stock to management and the vesting of certain shares of restricted stock previously issued to management (see Note 13 of Notes to Consolidated Financial Statements).

    OTHER EXPENSES ASSOCIATED WITH RECAPITALIZATION--Other expenses associated with recapitalization includes payroll taxes associated with the stock compensation discussed above and the write-off of deferred financing costs related to the Company's previous credit facility (see Note 5 of Notes to Consolidated Financial Statements).

    NON-CASH WRITE-DOWNS--Non-cash write-downs increased $0.6 million to $0.8 million in 1997 from $0.2 million in 1996.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased $1.3 million, or 3.9%, to $31.7 million in 1997 from $33.0 million in 1996. Depreciation and amortization as a percentage of total revenues decreased to 4.7% in 1997 from 5.1% in 1996. The decrease was due to the closing of 15 restaurants since the end of 1996.

    INTEREST EXPENSE, NET--Interest expense, net of capitalized interest and interest income, decreased by $4.8 million, or 10.9%, to $39.3 million in 1997 from $44.1 million in 1996. The decrease in interest expense was due to the write-off of interest no longer payable under the Company's previous credit facility as well as a reduction in interest expense on capital lease obligations as a result of lower amounts outstanding in 1997 (see Note 7 of Notes to Consolidated Financial Statements).

    EQUITY IN NET LOSS OF JOINT VENTURE--The equity in net loss of the China joint venture of $1.5 million in 1997 reflected the Company's 50% share of the China joint venture's net loss for such period. Sales for the joint venture were minimal during the 1997 period.

    BENEFIT FROM INCOME TAXES--The benefit from income taxes was $4.0 million, or 41%, in 1997 compared to a benefit of $5.9 million, or 43%, in 1996 (see Note 9 of Notes to Consolidated Financial Statements).

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET--In 1997, the Company revised the method used in determining the return-on-asset component of annual pension expense as described in Note 10 of Notes to Consolidated Financial Statements. The cumulative effect of this change was $2.2 million, net of income tax expense of $1.6 million.

    NET LOSS--Net loss was $3.5 million in 1997 compared to a net loss of $7.8 million in 1996 for the reasons discussed above.

    1996 COMPARED TO 1995

    REVENUES--Total revenues increased $1.7 million, or 0.3%, to $650.8 million in 1996 from $649.1 million in 1995. Restaurant revenues increased $3.1 million, or 0.5%, to $596.7 million in 1996 from $593.6 million in 1995. Comparable restaurant revenues increased by 1.8%. The increase in restaurant revenues and comparable restaurant revenues was due to the introduction of higher-priced lunch and dinner entrees in the fourth quarter of 1996, selected menu price increases, a shift in sales mix to higher priced items, the opening of three new restaurants, the revitalization of 16 restaurants and building expansions at four existing locations. The increase was partially offset by the closing of 31 restaurants in 1996. Retail, institutional and other revenues declined by $1.5 million, or 2.7%, to $54.1 million in 1996 from $55.6 million in 1995. The decrease was primarily attributable to the effects of a reduction in promotional activities.

    COST OF SALES--Cost of sales decreased $0.6 million, or 0.3%, to $192.0 million in 1996 from $192.6 million in 1995. Cost of sales as a percentage of total revenues decreased to 29.5% in 1996 from 29.7% in 1995. The decrease was due to a 0.2% reduction in food costs at the restaurant level as a result of reduced waste in food preparation.

    LABOR AND BENEFITS--Labor and benefits decreased $5.3 million, or 2.5%, to $209.3 million in 1996 from $214.6 million in 1995. Labor and benefits as a percentage of total revenues decreased to 32.2% in 1996 from 33.1% in 1995. The decrease was due to a 1.1% reduction in labor and benefits as a percentage of restaurant revenues as a result of an improvement in labor utilization and lower group and workers' compensation insurance costs. The decrease was offset by a 0.3% reduction in retail, institutional and other revenues as a percentage of total revenues as these revenues have no associated labor and benefits.

    OPERATING EXPENSES--Operating expenses decreased $0.7 million, or 0.5%, to $143.2 million in 1996 from $143.9 million in 1995. Operating expenses as a percentage of total revenues decreased in 1996 to 22.0% from 22.2% in 1995. The decrease was due to the allocation of fixed costs over higher total revenues.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses increased $2.0 million, or 4.9%, to $42.7 million in 1996 from $40.7 million in 1995. General and administrative expenses as a percentage of total revenues increased to 6.5% in 1996 from 6.2% in 1995. This increase was due to an increase in management bonuses and the annual merit-based salary increases, partially offset by reductions in group medical insurance claims and the elimination of field management positions associated with the closing of 31 restaurants in 1996. General and administrative expenses, exclusive of management bonuses, increased $0.3 million in 1996.

    EBITDA--As a result of the above, EBITDA increased by $6.3 million, or 11.0%, to $63.7 million in 1996 from $57.4 million in 1995. EBITDA as a percentage of total revenues increased to 9.8% in 1996 from 8.8% in 1995.

    NON-CASH WRITE-DOWNS--Non-cash write-downs decreased $7.2 million to $0.2 million in 1996 from $7.4 million in 1995. The decrease was due to a reduction in the carrying value of properties held for disposition of $0.2 million in 1996 and $4.0 million in 1995. In 1995, the Company also incurred a non-cash write-down of $3.3 million relating to costs resulting from a postponed debt refinancing. (see Notes 3, 5 and 6 of Notes to Consolidated Financial Statements).

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased $0.3 million, or 0.9%, to $33.0 million in 1996 from $33.3 million in 1995. The decrease was due to lower amortization of debt restructuring costs, partially offset by an increase in depreciation due to the addition of three restaurants and the ongoing implementation of the Company's revitalization program. Depreciation and amortization as a percentage of total revenues was 5.1% for both periods.

    INTEREST EXPENSE, NET--Interest expense, net of capitalized interest and interest income, increased by $2.2 million, or 5.3%, to $44.1 million in 1996 from $41.9 million in 1995. The increase was due to an increase in the interest rate on the Company's bank debt as a result of the debt restructuring effective January 1, 1996.

    (PROVISION FOR) BENEFIT FROM INCOME TAXES--The benefit from income taxes was $5.9 million in 1996 as compared to a provision for income taxes of $33.4 million in 1995. The benefit from income taxes of $5.9 million in 1996 represented the statutory federal and state tax benefit of the Company's loss partially offset by the impact of the federal and state tax valuation allowances. The income tax provision of $33.4 million in 1995 resulted primarily from the anticipated deconsolidation from TRC. As a result, the deferred tax asset of approximately $19 million related to the net operating losses ("NOLs") utilized by TRC as of December 31, 1995 was written off in 1995. Additionally, as a result of the anticipated change in ownership and Section 382 limitation, a valuation allowance in 1995 was placed on all Federal NOL carryforwards generated through December 31, 1995 (see Note 9 of Notes to Consolidated Financial Statements).

    NET LOSS--As a result of the above, net loss decreased by $50.9 million, or 86.7%, to a net loss of $7.8 million in 1996 from a net loss of $58.7 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    In November 1997, FICC completed a common stock offering (the "Common Stock Offering"). The Common Stock Offering included the sale of five million shares of common stock by FICC to the public and provided the Company with net proceeds of $81.9 million. Concurrently with the Common Stock Offering, FICC issued $200 million of 10.5% Senior Notes to the public and the Company entered into a new senior secured credit facility consisting of (i) a $90 million term loan, (ii) a $55 million revolving credit facility and (iii) a $15 million letter of credit facility (collectively, the "New Credit Facility"). Proceeds from the Common Stock Offering, Senior Notes and New Credit Facility were primarily used to repay $353.7 million outstanding under the Company's previous credit facility (the "Old Credit Facility"). These transactions are referred to herein, collectively, as the "Recapitalization". The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the New Credit Facility and the Indenture relating to the Senior Notes each limit the Company's ability to pay dividends on its Common Stock.

    The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $22.1 million in 1997, $26.2 million in 1996 and $27.8 million in 1995. Available borrowings under the revolving credit facility were $46 million as of December 28, 1997.

    Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent the Company's and its subsidiaries' debt instruments, if any, permit) are sources of cash. The amounts of debt financing that the Company will be able to incur under capital leases and for property and casualty insurance financing and the amount of asset sales by the Company are limited by the terms of the New Credit Facility and the Senior Notes (see Note 7 of Notes to Consolidated Financial Statements).

    The Company requires capital principally to maintain existing restaurant and plant facilities, to continue to renovate and re-image existing restaurants, to convert restaurants, to construct new restaurants and for general corporate purposes. Since the TRC Acquisition and through December 28, 1997, the Company has spent $287.3 million on capital expenditures, including $87.2 million on the renovation of restaurants under its revitalization and re-imaging programs.

    Net cash used in investing activities was $23.4 million in 1997, $20.3 million in 1996 and $18.2 million in 1995. Capital expenditures for restaurant operations, including capitalized leases, were approximately $27.2 million in 1997, $22.6 million in 1996 and $14.5 million in 1995. Capital expenditures were offset by proceeds from the sale of property and equipment of $5.0 million, $8.4 million and $0.9 million in 1997, 1996 and 1995, respectively.

    The Company also uses capital to repay borrowings when cash is sufficient to allow for net repayments. Net cash used in financing activities to repay borrowings was $14.6 million in 1997, excluding the effect of the Recapitalization, which resulted in proceeds of $200 million from the issuance of Senior Notes, $90 million from a term loan and $90 million from the Common Stock Offering which were used to pay the balances outstanding on the Old Credit Facility, certain capital lease obligations and fees and expenses related to the Recapitalization. Net cash used in financing activities to repay borrowings was $11.0 million in 1996 as compared to net cash provided by financing activities of $0.2 million in 1995.

    The Company had a working capital deficit of $15.8 million as of December 28, 1997. The Company is able to operate with a substantial working capital deficit because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related accounts for food, supplies and payroll become due.

    The $200 million Senior Notes issued in connection with the Company's November 1997 Recapitalization are unsecured, senior obligations of FICC, guaranteed on an unsecured, senior basis by FICC's Friendly's Restaurant Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The Senior Notes mature on December 1, 2007. Interest on the Senior Notes is payable at 10.5% per annum semi-annually on June 1 and December 1 of each year commencing on June 1, 1998. The Senior Notes are redeemable, in whole or in part, at FICC's option any time on or after December 1, 2002 at redemption prices from 105.25% to

100.00%. The redemption price is based on the redemption date. Prior to December 1, 2000, FICC may redeem up to $70 million of the Senior Notes at 110.50% with the proceeds of one or more equity offerings, as defined.

    The Company entered into the New Credit Facility in November 1997 in connection with its Recapitalization. The New Credit Facility includes a $90 million term loan (the "Term Loan"), a $55 million revolving credit facility (the "Revolving Credit Facility") and a $15 million letter of credit facility (the "Letter of Credit Facility"). The New Credit Facility is collateralized by substantially all of FICC's assets and by a pledge of FICC's shares of certain of its subsidiaries' stock.

    Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) the Eurodollar Rate plus 2.25% or (ii) the ABR rate (the greater of (a) a specified prime rate or (b) the federal funds rate plus 0.50%) plus 0.75% per annum for drawings under the Revolving Credit Facility and the Letter of Credit Facility, 0.50% per annum for amounts undrawn under the Revolving Credit Facility and 2.25% per annum for amounts issued but undrawn under the Letter of Credit Facility. Borrowings under the Term Loan bear interest at the Company's option, at either the Eurodollar Rate plus 2.25%, 2.50% and 2.75% or the ABR plus 0.75%, 1.00% and 1.25% for Tranche A, B and C, respectively. The Company entered into a three year interest rate swap agreement to hedge the impact of interest rate changes on the Term Loan. The interest rate swap agreement has a notional amount of $90 million and effectively fixes the interest rate on Tranches A, B and C of the Term Loan at 8.25%, 8.50% and 8.75%, respectively.

    The Term Loan requires quarterly amortization payments beginning on April 15, 1999 through 2005. Annual amortization amounts will total $4.0 million, $9.1 million, $10.8 million, $12.6 million, $16.0 million, $17.4 million and $20.1 million in 1999 through 2005, respectively. In addition to the scheduled amortization, the Term Loan would be permanently reduced by (i) specified percentages of each year's Excess Cash Flow (as defined in the New Credit Facility), (ii) specified percentages of the aggregate net cash proceeds from certain issuances of indebtedness and (iii) 100% of the aggregate net cash proceeds from asset sales not in the ordinary course of business and certain insurance claim proceeds, in each case in this clause (iii), not re-employed within 180 days in the Company's business, exclusive of up to $7.5 million of aggregate net proceeds received from asset sales subsequent to the closing relating to the New Credit Facility. Any such applicable proceeds and Excess Cash Flow shall be applied to the Term Loan in inverse order of maturity. The Revolving Credit Facility matures on November 15, 2002.

    The New Credit Facility imposes significant operating and financial restrictions on the Company's ability to, among other things, incur indebtedness, create liens, sell assets, engage in mergers or consolidations, pay dividends and engage in certain transactions with affiliates. The New Credit Facility limits the amount which the Company may spend on capital expenditures and requires the Company to comply with certain financial covenants (see Note 7 of Notes to Consolidated Financial Statements).

    The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities, to continue to renovate and re-image existing restaurants, to convert restaurants and to construct new restaurants. Capital expenditures for 1998 are anticipated to be $49.8 million in the aggregate, of which $41.2 million will be spent on restaurant operations. The Company's actual 1998 capital expenditures may vary from the estimated amounts set forth herein.

    In addition, the Company may need capital in connection with commitments as of December 28, 1997 to purchase $52 million of raw materials, food products and supplies used in the normal course of business and its self-insurance through retentions or deductibles of the majority of its workers' compensation, automobile, general liability and group health insurance programs. The Company's self-insurance obligations may exceed its reserves (see Notes 12 and 15 of Notes to Consolidated Financial Statements).

    The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's internal information systems are in the process of being replaced with fully-compliant new systems. The total cost of the software and implementation is estimated to be $2-$3 million which will be capitalized as incurred. The new system implementation is expected to be completed by December 1999. The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

    The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the New Credit Facility will be sufficient to meet the Company's anticipated operating and capital requirements for the foreseeable future.

NET OPERATING LOSS CARRYFORWARDS

    As of December 28, 1997, the Company has a federal net operating loss ("NOL") carryforward of $39.4 million. Because of a change of ownership of the Company under Section 382 of the Internal Revenue Code on March 26, 1996 (see
Note 9 of Notes to Consolidated Financial Statements), $34.3 million of the NOL carryforward can be used only to offset current or future taxable income to the extent that net unrealized built-in gains which existed at March 26, 1996 are recognized by March 26, 2001. The Common Stock Offering resulted in the Company having another change of ownership under Section 382 of the Internal Revenue Code. Accordingly, in tax years ending after the Common Stock Offering, the Company is limited in how much of its NOLs it can utilize. The amount of NOL's which may be used each year prior to any built in gains being triggered is approximately $2.4 million. The NOLs expire, if unused, between 2001 and 2012. In addition, the NOL carryforwards are subject to adjustment upon review by the Internal Revenue Service (see Note 9 of Notes to Consolidated Financial Statements).

INFLATION

    The inflationary factors which have historically affected the Company's results of operations include increases in cost of milk, sweeteners, purchased food, labor and other operating expenses. Approximately 16% of wages paid in the Company's restaurants are impacted by changes in the federal or state minimum hourly wage rate. Accordingly, changes in the federal or states minimum hourly wage rate directly affect the Company's labor cost. The Company is able to minimize the impact of inflation on occupancy costs by owning the underlying real estate for approximately 42% of its restaurants. The Company and the restaurant industry typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that the Company will be able to offset such inflationary cost increases in the future.

SEASONALITY

    Due to the seasonality of frozen dessert consumption, and the effect from time to time of weather on patronage in its restaurants, the Company's revenues and EBITDA are typically higher in its second and third quarters.

GEOGRAPHIC CONCENTRATION

    Approximately 85% of the Company-owned restaurants are located, and substantially all of its retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to this geographic region may adversely affect the Company more than certain of its competitors which are more geographically diverse.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    For a listing of consolidated financial statements which are included in this document, see page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

    Information regarding directors is incorporated herein by reference from the Section entitled "Proposal 1--Election of Directors" of FICC's definitive proxy statement which will be filed no later than 120 days after December 28, 1997.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference from the Section entitled "Executive Compensation" of FICC's definitive proxy statement which will be filed no later than 120 days after December 28, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference from the Section entitled "Stock Ownership" of FICC's definitive proxy statement which will be filed no later than 120 days after December 28, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference from the Section entitled "Executive Compensation--Certain Relationships and Related Transactions" of FICC's definitive proxy statement which will be filed no later than 120 days after December 28, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)               1.  Financial statements:
                      For a listing of consolidated financial statements which are included in this document, see page F-1.
                  2.  Financial statement schedules:
                      No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
(b)                   Exhibits:
                      The exhibits listed in the accompanying index are filed as part of this report.

EXHIBITS

      3.1  Restated Articles of Organization of Friendly Ice Cream Corporation (the "Company").
           (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-34633) filed with the Securities and Exchange Commission
           (the "Commission") on August 29, 1997).

      3.2  Amended and Restated By-laws of the Company.

      4.1  Stockholder and Registration Rights Agreement of the Company, as amended.
           (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-34633) filed with the Commission on August 29, 1997).

      4.2  Registration Rights Agreement between the Company and Donald N. Smith. (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-1
           (Reg. No. 333-34633) filed with the Commission on August 29, 1997).

      4.3  Rights Agreement between the Company and The Bank of New York, a Rights Agent.
           (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Reg. No. 333-34633) filed with the Commission on August 29, 1997).

      4.4  Form of Common Stock Certificate. (Incorporated by reference from Exhibit 4.3 to the
           Company's Registration Statement on Form S-1 (Reg. No. 333-34633) filed with the
           Commission on August 29, 1997).

     10.1  Credit Agreement among the Company, Societe Generale, New York Branch and certain other banks and financial institutions.

     10.2  Senior Note Indenture between Friendly Ice Cream Corporation, Friendly's Restaurants
           Franchise, Inc. and The Bank of New York, as Trustee.

     10.3  The Company's Stock Option Plan. (Incorporated by reference from Exhibit 10.3 to the
           Company's Registration Statement on Form S-1 (Reg. No. 333-34633) filed with the
           Commission on August 29, 1997).

     10.4  The Company's Restricted Stock Plan. (Incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Reg. No. 333-34633) filed with the
           Commission on August 29, 1997).

     10.5  Agreement relating to the Company's Limited Stock Compensation Program.

     10.6  Development Agreement between Friendly Ice Cream Corporation and FriendCo
           Restaurants, Inc. (Incorporated by reference from Exhibit 10.6 to the Company's
           Registration Statement on Form S-1 (Reg. No. 333-34633) filed with the Commission on
           August 29, 1997).

     10.7  Franchise Agreement between Friendly's Restaurants Franchise, Inc. and FriendCo
           Restaurants, Inc. (Incorporated by reference from Exhibit 10.7 to the Company's
           Registration Statement on Form S-1 (Reg. No. 333-34633) filed with the Commission on
           August 29, 1997).

     10.8  Management Agreement between Friendly Ice Cream Corporation and FriendCo Restaurants,
           Inc. (Incorporated by reference from Exhibit 10.8 to the Company's Registration
           Statement on Form S-1 (Reg. No. 333-34633) filed with the Commission on August 29,
           1997).

     10.9  Purchase and Sale Agreement between Friendly Ice Cream Corporation and FriendCo
           Restaurants, Inc. (Incorporated by reference from Exhibit 10.9 to the Company's
           Registration Statement on Form S-1 (Reg. No. 333-34633) filed with the Commission on
           August 29, 1997).

    10.10  Software License Agreement between Friendly's Restaurants Franchise, Inc. and
           FriendCo Restaurants, Inc. (Exhibits 10.6 through 10.10, collectively, the "DavCo
           Agreement") (Incorporated by reference from Exhibit 10.10 to the Company's
           Registration Statement on Form S-1 (Reg. No. 333-34633) filed with the Commission on
           August 29, 1997).

    10.11  Sublease between SSP Company, Inc. and the Company, as amended, for the Chicopee,
           Massachusetts Distribution Center. (Incorporated by reference from Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Reg. No. 333-34633) filed with the
           Commission on August 29, 1997).

    10.12  Master License and Distribution Agreement for the Territory of Korea between
           Friendly's International, Inc. and Hansung Enterprise Co., Ltd. (Incorporated by
           reference from Exhibit 10.12 to the Company's Registration Statement on Form S-1
           (Reg. No. 333-34633) filed with the Commission on August 29, 1997).

    10.13  TRC Management Contract between the Company and The Restaurant Company. (Incorporated
           by reference from Exhibit 10.13 to the Company's Registration Statement on Form S-1
           (Reg. No. 333-34633) filed with the Commission on August 29, 1997).

    10.14  License Agreement between the Company and Hershey Foods Corporation for 1988
           Non-Friendly Marks. (Incorporated by reference from Exhibit 10.14 to the Company's
           Registration Statement on Form S-1 (Reg. No. 333-34633) filed with the Commission on
           August 29, 1997).

     21.1  Subsidiaries of the Company. (Incorporated by reference from Exhibit 21.1 to the
           Company's Registration Statement on Form S-1 (Reg. No. 333-34633) filed with the
           Commission on August 29, 1997).

     23.1  Consent of Arthur Andersen LLP

     24.1  Power of attorney. Included on Form 10-K Signature Page.

     27.1  Financial Data Schedule

(c)                   Reports on Form 8-K
                      None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FRIENDLY ICE CREAM CORPORATION

                                BY:  /S/ GEORGE G. ROLLER
                                     -----------------------------------------
                                     Name: George G. Roller
                                     Title: VICE PRESIDENT, FINANCE,
                                          CHIEF FINANCIAL OFFICER AND TREASURER

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby constitutes and appoints George G. Roller and Aaron B. Parker, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             NAME                    TITLE (CAPACITY)              DATE
------------------------------  --------------------------  -------------------
     /s/ DONALD N. SMITH        Chairman of the Board,        March 25, 1998
------------------------------    Chief
       Donald N. Smith            Executive Officer and
                                  President
                                  (Principal Executive
                                  Officer and
                                  Director)

     /s/ GEORGE G. ROLLER       Vice President, Finance,      March 25, 1998
------------------------------    Chief
       George G. Roller           Financial Officer and
                                  Treasurer
                                  (Principal Financial and
                                  Accounting Officer)

  /s/ CHARLES A. LEDSINGER,     Director                      March 25, 1998
             JR.
------------------------------
  Charles A. Ledsinger, Jr.

     /s/ STEVEN L. EZZES        Director                      March 25, 1998
------------------------------
       Steven L. Ezzes

    /s/ BURTON J. MANNING       Director                      March 25, 1998
------------------------------
      Burton J. Manning
     /s/ MICHAEL J. DALY        Director                      March 25, 1998
------------------------------
       Michael J. Daly

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----

Report of Independent Public Accountants...................................................................         F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 29, 1996 and December 28, 1997................................         F-3

  Consolidated Statements of Operations for the Years ended December 31, 1995, December 29, 1996 and
    December 28, 1997......................................................................................         F-4

  Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended December 31,
    1995, December 29, 1996 and December 28, 1997..........................................................         F-5

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, December 29, 1996 and
    December 28, 1997......................................................................................         F-6

Notes to Consolidated Financial Statements.................................................................         F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Friendly Ice Cream Corporation:

    We have audited the accompanying consolidated balance sheets of Friendly Ice Cream Corporation and subsidiaries as of December 29, 1996 and December 28, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Friendly Ice Cream Corporation and subsidiaries as of December 29, 1996 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.

    As explained in Note 10 of Notes to Consolidated Financial Statements, effective December 30, 1996, the Company changed its method of calculating the market-related value of pension plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization.

                                          ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 5, 1998

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                       DECEMBER 29,  DECEMBER 28,
                                                                                           1996          1997
                                                                                       ------------  ------------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................................................   $   18,626    $   15,132
  Restricted cash....................................................................       --             1,333
  Trade accounts receivable..........................................................        4,992         8,922
  Inventories........................................................................       15,145        15,671
  Deferred income taxes..............................................................       12,375         8,831
  Prepaid expenses and other current assets..........................................        1,658         6,400
                                                                                       ------------  ------------
TOTAL CURRENT ASSETS.................................................................       52,796        56,289
INVESTMENT IN JOINT VENTURE..........................................................        4,500         2,970
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization.............      286,161       283,944
INTANGIBLES AND DEFERRED COSTS, net of accumulated amortization of $4,790 and $4,519
  at December 29, 1996 and December 28, 1997, respectively...........................       16,019        25,994
OTHER ASSETS.........................................................................          650         2,674
                                                                                       ------------  ------------
TOTAL ASSETS.........................................................................   $  360,126    $  371,871
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term debt...............................................   $    1,289    $    2,875
  Current maturities of capital lease obligations....................................        6,353         1,577
  Accounts payable...................................................................       20,773        23,951
  Accrued salaries and benefits......................................................       13,855        13,804
  Accrued interest payable...........................................................        9,838         2,607
  Insurance reserves.................................................................        3,973         7,248
  Other accrued expenses.............................................................       17,415        20,018
                                                                                       ------------  ------------
TOTAL CURRENT LIABILITIES............................................................       73,496        72,080
                                                                                       ------------  ------------
DEFERRED INCOME TAXES................................................................       48,472        42,393
CAPITAL LEASE OBLIGATIONS, less current maturities...................................       14,182        11,341
LONG-TERM DEBT, less current maturities..............................................      371,795       299,084
OTHER LONG-TERM LIABILITIES..........................................................       25,337        33,334
COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 6, 7, 8, 10, 11, 12 and 15)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.01 par value -
    Common Stock, authorized -0- and 50,000,000 shares at December 29, 1996 and
     December 28, 1997, respectively; -0- and 7,441,290 shares issued and outstanding
     at December 29, 1996 and December 28, 1997, respectively........................       --                74
    Class A Common Stock, 1,285,384 and -0- shares issued and outstanding at December
     29, 1996 and December 28, 1997, respectively....................................           13        --
    Class B Common Stock, 1,187,503 and -0- shares issued and outstanding at December
     29, 1996 and December 28, 1997, respectively....................................           12        --
    Class C Common Stock, -0- shares issued and outstanding at December 29, 1996 and
     December 28, 1997...............................................................       --            --
  Preferred Stock, $.01 par value; authorized -0- and 1,000,000 shares at December
    29, 1996 and December 28, 1997, respectively; -0- shares issued and outstanding
    at December 29, 1996 and December 28, 1997.......................................       --            --
  Additional paid-in capital.........................................................       46,905       137,175
  Accumulated deficit................................................................     (220,159)     (223,668)
  Cumulative translation adjustment..................................................           73            58
                                                                                       ------------  ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT).................................................     (173,156)      (86,361)
                                                                                       ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).................................   $  360,126    $  371,871
                                                                                       ------------  ------------
                                                                                       ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  FOR THE YEARS ENDED
                                                                        ----------------------------------------
                                                                        DECEMBER 31,  DECEMBER 29,  DECEMBER 28,
                                                                            1995          1996          1997
                                                                        ------------  ------------  ------------
REVENUES..............................................................   $  649,149    $  650,807    $  667,547
COSTS AND EXPENSES:
  Cost of sales.......................................................      192,600       191,956       197,627
  Labor and benefits..................................................      214,625       209,260       208,364
  Operating expenses..................................................      143,854       143,163       148,770
  General and administrative expenses.................................       40,705        42,721        42,387
  Stock compensation expense (Note 13)................................       --            --             8,407
  Expenses associated with Recapitalization (Note 5)..................       --            --               718
  Debt restructuring expenses (Note 5)................................        3,346        --            --
  Write-down of property and equipment (Note 6).......................        4,006           227           770
  Depreciation and amortization.......................................       33,343        32,979        31,692
Gain on sale of restaurant operations (Note 15).......................       --            --             2,283
                                                                        ------------  ------------  ------------

OPERATING INCOME......................................................       16,670        30,501        31,095
Interest expense, net of capitalized interest of $62, $49 and $250 and interest income of $390, $318 and $338 for the years ended December
  31, 1995, December 29, 1996 and December 28, 1997, respectively
  (Note 7)............................................................       41,904        44,141        39,303
Equity in net loss of joint venture...................................       --            --             1,530
                                                                        ------------  ------------  ------------

LOSS BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE............................      (25,234)      (13,640)       (9,738)
(Provision for) benefit from income taxes.............................      (33,419)        5,868         3,993
                                                                        ------------  ------------  ------------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.......      (58,653)       (7,772)       (5,745)
Cumulative effect of change in accounting principle, net of income tax
  expense of $1,554 (Note 10).........................................       --            --             2,236
                                                                        ------------  ------------  ------------
NET LOSS..............................................................   $  (58,653)   $   (7,772)   $   (3,509)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

BASIC NET LOSS PER SHARE:
  Loss before cumulative effect of change in accounting principle.....   $   (52.46)   $    (3.60)   $    (1.85)
  Cumulative effect of change in accounting principle, net of income
    tax expense.......................................................       --            --              0.72
                                                                        ------------  ------------  ------------
  Net loss............................................................   $   (52.46)   $    (3.60)   $    (1.13)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

PRO FORMA AMOUNTS ASSUMING NEW PENSION METHOD IS RETROACTIVELY APPLIED
  (Note 10):..........................................................
  Net loss............................................................   $  (58,134)   $   (7,214)   $   (5,745)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
  Basic net loss per share............................................   $   (52.00)   $    (3.34)   $    (1.85)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                COMMON STOCK
                                   ----------------------------------------------------------------------
                                        COMMON STOCK              CLASS A                 CLASS B          ADDITIONAL
                                   ----------------------  ----------------------  ----------------------    PAID-IN    ACCUMULATED
                                    SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL      DEFICIT
                                   ---------  -----------  ---------  -----------  ---------  -----------  -----------  ------------
BALANCE, JANUARY 1, 1995.........     --       $  --       1,090,969   $      11      --       $  --        $  46,822    $ (153,734)
  Net loss.......................     --          --          --          --          --          --           --           (58,653)
  Contribution of capital........     --          --          --          --          --          --               20        --
                                   ---------       -----   ---------         ---   ---------       -----   -----------  ------------
BALANCE, DECEMBER 31, 1995.......     --          --       1,090,969          11      --          --           46,842      (212,387)
  Net loss.......................     --          --          --          --          --          --           --            (7,772)
  Issuance of common stock to
    lenders......................     --          --          --          --       1,187,503          12           38        --
  Proceeds from exercise of
    warrants.....................     --          --          71,527           1      --          --               21        --
  Compensation expense associated
    with management stock plan...     --          --         122,888           1      --          --                4        --
  Translation adjustment.........     --          --          --          --          --          --           --            --
                                   ---------       -----   ---------         ---   ---------       -----   -----------  ------------
BALANCE, DECEMBER 29, 1996.......     --          --       1,285,384          13   1,187,503          12       46,905      (220,159)
  Net loss.......................     --          --          --          --          --          --           --            (3,509)
  Shares returned to FICC at no
    cost in connection with the
    Offerings (Note 13)..........     --          --        (766,782)         (8)     --          --           --            --
  Conversion of Class A Common
    Stock and Class B Common
    Stock to Common Stock........  1,706,105          17    (518,602)         (5)  (1,187,503)        (12)     --            --
  Proceeds from common stock
    offering, net of expenses of
    $8,087.......................  5,000,000          50      --          --          --          --           81,870        --
  Stock compensation expense.....    735,185           7      --          --          --          --            8,400        --
  Translation adjustment.........     --          --          --          --          --          --           --            --
                                   ---------       -----   ---------         ---   ---------       -----   -----------  ------------
BALANCE, DECEMBER 28, 1997.......  7,441,290   $      74      --       $  --          --       $  --        $ 137,175    $ (223,668)
                                   ---------       -----   ---------         ---   ---------       -----   -----------  ------------
                                   ---------       -----   ---------         ---   ---------       -----   -----------  ------------


                                     CUMULATIVE
                                     TRANSLATION
                                     ADJUSTMENT       TOTAL
                                   ---------------  ---------
BALANCE, JANUARY 1, 1995.........     $  --         $(106,901)
  Net loss.......................        --           (58,653)
  Contribution of capital........        --                20
                                          -----     ---------
BALANCE, DECEMBER 31, 1995.......        --          (165,534)
  Net loss.......................        --            (7,772)
  Issuance of common stock to
    lenders......................        --                50
  Proceeds from exercise of
    warrants.....................        --                22
  Compensation expense associated
    with management stock plan...        --                 5
  Translation adjustment.........            73            73
                                          -----     ---------
BALANCE, DECEMBER 29, 1996.......            73      (173,156)
  Net loss.......................        --            (3,509)
  Shares returned to FICC at no
    cost in connection with the
    Offerings (Note 13)..........        --                (8)
  Conversion of Class A Common
    Stock and Class B Common
    Stock to Common Stock........        --            --
  Proceeds from common stock
    offering, net of expenses of
    $8,087.......................        --            81,920
  Stock compensation expense.....        --             8,407
  Translation adjustment.........           (15)          (15)
                                          -----     ---------
BALANCE, DECEMBER 28, 1997.......     $      58     $ (86,361)
                                          -----     ---------
                                          -----     ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED
                                                                        ----------------------------------------
                                                                        DECEMBER 31,  DECEMBER 29,  DECEMBER 28,
                                                                            1995          1996          1997
                                                                        ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................................   $  (58,653)   $   (7,772)   $   (3,509)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Cumulative effect of change in accounting principle...............       --            --            (2,236)
    Stock compensation expense........................................       --            --             8,407
    Non-cash expenses associated with Recapitalization................       --            --               399
    Depreciation and amortization.....................................       33,343        32,979        31,692
    Write-down of property and equipment..............................        4,006           227           770
    Deferred income tax expense (benefit).............................       33,419        (5,926)       (4,083)
    Loss (gain) on asset retirements..................................          595          (916)        1,939
    Equity in net loss of joint venture...............................       --            --             1,530
    Changes in operating assets and liabilities:
      Trade accounts receivable.......................................          679           241        (3,930)
      Inventories.....................................................       (1,044)          (66)         (526)
      Other assets....................................................          587         1,309        (7,998)
      Accounts payable................................................       (1,714)         (199)        3,178
      Accrued expenses and other long-term liabilities................       16,572         6,286        (3,515)
                                                                        ------------  ------------  ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES...........................       27,790        26,163        22,118
                                                                        ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.................................      (19,092)      (24,217)      (31,638)
  Proceeds from sales of property and equipment.......................          926         8,409         5,043
  Purchases of investment securities..................................       --            --            (8,194)
  Proceeds from sales and maturities of investment securities.........       --            --            12,787
  Acquisition of Restaurant Insurance Corporation, net of cash
    acquired..........................................................       --            --               (35)
  Advances to and investments in joint venture........................       --            (4,500)       (1,400)
                                                                        ------------  ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES...............................      (18,166)      (20,308)      (23,437)
                                                                        ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contribution of capital.............................................           20        --            --
  Proceeds from exercise of stock purchase warrants...................       --                22        --
  Proceeds from issuance of common stock..............................       --            --            81,920
  Proceeds from issuance of senior notes..............................       --            --           200,000
  Proceeds from other borrowings......................................       80,162        48,196       167,548
  Repayments of debt..................................................      (72,713)      (52,084)     (438,673)
  Repayments of capital lease and finance obligations.................       (7,293)       (7,131)      (12,955)
                                                                        ------------  ------------  ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.................          176       (10,997)       (2,160)
                                                                        ------------  ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............................       --                78           (15)
                                                                        ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................        9,800        (5,064)       (3,494)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..........................       13,890        23,690        18,626
                                                                        ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR................................   $   23,690    $   18,626    $   15,132
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
SUPPLEMENTAL DISCLOSURES
  Interest paid.......................................................   $   25,881    $   36,000    $   46,040
  Income taxes paid...................................................       --            --               168
  Capital lease obligations incurred..................................        3,305         5,951         2,227
  Capital lease obligations terminated................................          288           128         1,587
  Conversion of accrued interest payable to debt......................       14,503        --            --
  Issuance of common stock to lenders.................................       --                50        --

  The accompanying notes are an integral part of these consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF DECEMBER 29, 1996 AND DECEMBER 28, 1997

1. ORGANIZATION

    In September 1988, The Restaurant Company ("TRC") and another investor acquired Friendly Ice Cream Corporation ("FICC"). Subsequent to the acquisition, Friendly Holding Corporation ("FHC") was organized to hold the outstanding common stock of FICC and in March 1996, FHC was merged into FICC. Additionally, in March 1996, TRC distributed its shares of FICC's voting common stock to TRC's shareholders and FICC deconsolidated from TRC.

    In November 1997, FICC completed a public offering of five million shares of its common stock for net proceeds of $81.9 million and a public offering of $200 million of Senior Notes (collectively, the "Offerings"). Concurrent with the Offerings, the Company entered into a new senior secured credit facility consisting of (i) a $90 million term loan, (ii) a $55 million revolving credit facility and (iii) a $15 million letter of credit facility (collectively, the "New Credit Facility"). Proceeds from the Offerings and New Credit Facility were primarily used to repay the $353.7 million outstanding under the Company's previous credit facility (collectively, the "Recapitalization").

    References herein to "Friendly's" or the "Company" refer to Friendly Ice Cream Corporation, its predecessor and its consolidated subsidiaries.

2. NATURE OF OPERATIONS

    Friendly's owns and operates full-service restaurants in fifteen states. The restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as frozen dessert products. The Company manufactures substantially all of the frozen dessert products it sells, which are also distributed through supermarkets and other retail locations. The Company also franchises restaurants. For the years ended December 31, 1995, December 29, 1996 and December 28, 1997, restaurant sales were approximately 91%, 92% and 89%, respectively, of the Company's revenues. As of December 31, 1995, December 29, 1996 and December 28, 1997, approximately 80%, 80% and 85%, respectively, of the Company-owned restaurants were located in the Northeast United States. As a result, a severe or prolonged economic recession in this geographic area may adversely affect the Company more than certain of its competitors which are more geographically diverse.

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION --

    The consolidated financial statements include the accounts of FICC and its subsidiaries after elimination of intercompany accounts and transactions.

    FISCAL YEAR --

    Friendly's fiscal year ends on the last Sunday in December, unless that day is earlier than December 27 in which case the fiscal year ends on the following Sunday.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS --

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Future facts and circumstances could alter management's estimates with respect to the carrying value of long-lived assets and the adequacy of insurance reserves.

    REVENUE RECOGNITION --

    The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue upon shipment of product. Franchise royalty income, based on gross sales of franchisees, is payable monthly and is recorded on the accrual method as earned. Initial franchise fees are recorded upon completion of all significant services, generally upon opening of the restaurant.

    CASH AND CASH EQUIVALENTS --

    The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

    INVENTORIES -

    Inventories are stated at the lower of first-in, first-out cost or market. Inventories at December 29, 1996 and December 28, 1997 were (in thousands):

                                                           DECEMBER 29,       DECEMBER 28,
                                                               1996               1997
                                                         -----------------  -----------------
Raw Materials..........................................      $   1,436          $   2,011
Goods in Process.......................................             58                136
Finished Goods.........................................         13,651             13,524
                                                               -------            -------
Total..................................................      $  15,145          $  15,671
                                                               -------            -------
                                                               -------            -------

    INVESTMENT IN JOINT VENTURE --

    In February 1996, the Company and another entity entered into a joint venture, Shanghai Friendly Food Co., Ltd., a Chinese corporation. The Company has a 50% ownership interest in the venture. The joint venture commenced operations in April 1997. The Company accounts for its investment in the joint venture using the equity method. As of December 28, 1997, the Company had a note receivable for $1.4 million from the joint venture. The note bears interest at 11% per annum and matures on January 15, 1999. As of December 28, 1997, the Company also had net receivables of $1,323,442 from the joint venture related to transactions with the joint venture, which amount includes accrued interest of $109,083 on the note receivable.

    RESTRICTED CASH --

    Restaurant Insurance Corporation ("RIC"), an insurance subsidiary (see Note
4), is required by the reinsurer of RIC to hold assets in trust whose value is at least equal to certain of RIC's outstanding estimated insurance claim liabilities. Accordingly, as of December 28, 1997, cash of $1,333,000 was restricted.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT --

    Property and equipment are carried at cost except for impaired assets which are carried at fair value less cost to sell (see Note 6). Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

        Buildings--30 years
        Building improvements and leasehold improvements--20 years Equipment--3 to 10 years

    At December 29, 1996 and December 28, 1997, property and equipment included (in thousands):

                                                           DECEMBER 29,       DECEMBER 28,
                                                               1996               1997
                                                         -----------------  -----------------
Land...................................................     $    75,004        $    76,160
Buildings and Improvements.............................         112,359            119,121
Leasehold Improvements.................................          39,120             40,300
Assets Under Capital Leases............................          42,893             12,709
Equipment..............................................         216,536            247,052
Construction In Progress...............................           6,424             12,551
                                                         -----------------  -----------------
Property and Equipment.................................         492,336            507,893
Less: Accumulated Depreciation and Amortization........        (206,175)          (223,949)
                                                         -----------------  -----------------
Property and Equipment, net............................     $   286,161        $   283,944
                                                         -----------------  -----------------
                                                         -----------------  -----------------

    Major renewals and betterments are capitalized. Replacements and maintenance and repairs which do not extend the lives of the assets are charged to operations as incurred.

    LONG-LIVED ASSETS --

    Effective January 2, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which had no impact.

    The Company reviews the license agreement for the right to use various trademarks and tradenames (see Note 5) for impairment on a quarterly basis. The Company recognizes an impairment has occurred when the carrying value of the license agreement exceeds the estimated future cash flows of the trademarked products.

    The Company reviews each restaurant property quarterly to determine which properties should be disposed of. This determination is made based on poor operating results, deteriorating property values and other factors. The Company recognizes an impairment has occurred when the carrying value of property exceeds its estimated fair value, which is estimated based on the Company's experience selling similar properties and local market conditions, less costs to sell (see Note 6).

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RESTAURANT PREOPENING COSTS --

    In April 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued an exposure draft entitled "Reporting on the Costs of Start-Up Activities". The proposed accounting standard contained in this draft would require entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. If adopted by the AICPA, this new accounting standard would be effective for fiscal years beginning after December 15, 1998 with earlier application encouraged. The comment period for the exposure draft ended in July 1997, and the AICPA is expected to issue a final pronouncement on this standard during the first quarter of 1998.

    Consistent with the practice of many restaurant entities, the Company defers its restaurant preopening costs and amortizes them over the twelve month period following the opening of each respective restaurant beginning in the first full month of operation. At December 29, 1996 and December 28, 1997, deferred preopening costs were approximately $184,000 and $363,000, respectively. If the new accounting principle is adopted by the AICPA, the Company will implement the new policy as of the beginning of 1999. The implementation will involve the recognition of the cumulative effect of the change in accounting principle required by the new standard as a one-time charge against earnings, net of any related income tax effect, as of the beginning of 1999.

    RESTAURANT CLOSURE COSTS --

    Restaurant closure costs are recognized when a decision is made to close a restaurant. Restaurant closure costs include writing down the carrying amount of a restaurant's assets to estimate fair market value, less costs of disposal, and the net present value of any remaining operating lease payments after the expected closure date.

    INSURANCE RESERVES --

    The Company is self-insured through retentions or deductibles for the majority of its workers' compensation, automobile, general liability, product liability and group health insurance programs. Self-insurance amounts vary up to $500,000 per occurrence. Insurance with third parties, some of which is then reinsured through RIC (see Note 4), is in place for claims in excess of these self-insured amounts. RIC assumes 100% of the risk from $500,000 to $1,000,000 per occurrence for the Company's worker's compensation, general liability and product liability insurance. The Company's and RIC's liability for estimated incurred losses are actuarially determined and recorded in the accompanying consolidated financial statements on an undiscounted basis.

    INCOME TAXES --

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ADVERTISING --

    The Company expenses production and other advertising costs the first time the advertising takes place. For the years ended December 31, 1995, December 29, 1996 and December 28, 1997, advertising expense was approximately $17,459,000, $18,231,000 and $20,990,000, respectively.

    INTEREST RATE SWAP AGREEMENT --

    In connection with the Recapitalization, the Company entered into an interest rate swap agreement. The interest differential to be paid or received is accrued and recorded as an adjustment to interest expense (see Note 7).

    EARNINGS PER SHARE --

    In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which established new standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, all period earnings per share data presented is in accordance with SFAS No. 128.

    Pursuant to the requirements of the Securities and Exchange Commission, common stock issued at prices below the public offering price during the twelve months immediately preceding the initial public offering in November 1997 (see
Note 13) are included in the calculation of weighted average common shares outstanding. Weighted average common shares outstanding were 1,118,082, 2,161,124 and 3,110,874 for the years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively.

    STOCK-BASED COMPENSATION --

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" which was adopted by FICC effective January 1, 1996. SFAS No. 123 requires the measurement of the fair value of stock options or warrants granted to be included in the statement of operations or that pro forma information related to the fair value be disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123.

    NEW ACCOUNTING PRONOUNCEMENTS --

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income (net income (loss) together with other non-owner changes in equity) and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997 and earlier application is permitted. The Company's comprehensive income is not materially different than the Company's net loss for all periods presented.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires disclosures for each segment of an enterprise that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. SFAS No. 131 is effective for financial statements issued for periods

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) beginning after December 15, 1997 and earlier application is encouraged. Under the terms of the new standard, the Company will report segment information for restaurant, retail and franchise operations when material.

4. ACQUISITION OF RESTAURANT INSURANCE CORPORATION

    On March 19, 1997, FICC acquired all of the outstanding shares of common stock of Restaurant Insurance Corporation ("RIC"), a Vermont corporation, from TRC for cash of $1,300,000 and a $1,000,000 promissory note payable to TRC bearing interest at an annual rate of 8.25%. The promissory note and accrued interest of approximately $1,024,000 was paid on June 30, 1997. RIC, which was formed in 1993, reinsures certain Company risks (i.e. workers' compensation, employer's liability, general liability and product liability) from a third party insurer (see Note 12).

    The acquisition was accounted for as a purchase. Accordingly, the results of operations for RIC for the period subsequent to March 20, 1997 are included in the accompanying consolidated financial statements. No pro forma information is included since the effect of the acquisition is not material. The purchase price was allocated to net assets acquired based on the estimated fair market values at the date of acquisition. The purchase price was allocated as follows (in thousands):

Cash and Cash Equivalents..........................................  $   2,265
Restricted Cash and Investments....................................     12,061
Receivables and Other Assets.......................................      3,101
Loss Reserves......................................................    (13,231)
Deferred Income Taxes..............................................        (11)
Other Liabilities..................................................     (1,885)
                                                                     ---------
                                                                     $   2,300
                                                                     ---------
                                                                     ---------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

5. INTANGIBLE ASSETS AND DEFERRED COSTS

    Intangible assets and deferred costs net of accumulated amortization as of December 29, 1996 and December 28, 1997 were (in thousands):

                                                                                       DECEMBER 29,  DECEMBER 28,
                                                                                           1996          1997
                                                                                       ------------  ------------
License agreement for the right to use various trademarks and tradenames amortized
  over a 40 year life on a straight line basis.......................................   $   14,764    $   14,298
Deferred financing costs amortized over the terms of the related loans on an
  effective yield basis..............................................................        1,255        11,696
                                                                                       ------------  ------------
                                                                                        $   16,019    $   25,994
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    As a result of the Recapitalization in November 1997, previously deferred financing costs of $399,000 were written-off and are included in expenses associated with the Recapitalization in the accompanying consolidated statement of operations for the year ended December 28, 1997.

    In November 1994, FHC filed a Form S-1 Registration Statement and in 1995 elected not to proceed with the registration. Accordingly, previously deferred costs totaling $3,346,000 related to this registration were expensed during the year ended December 31, 1995.

6. WRITE-DOWN OF PROPERTY AND EQUIPMENT

    At December 31, 1995, December 29, 1996 and December 28, 1997, there were 81, 50 and 40 restaurant properties held for disposition, respectively. The restaurants held for disposition generally have poor operating results, deteriorating property values or other adverse factors. The Company determined that the carrying values of certain of these properties exceeded their estimated fair values less costs to sell. Accordingly, during the year ended December 31, 1995, the carrying values of 51 properties were reduced by an aggregate of $4,006,000; during the year ended December 29, 1996, the carrying values of 6 properties were reduced by an aggregate of $227,000 and during the year ended December 28, 1997, the carrying values of 12 properties were reduced by an aggregate of $770,000. The Company plans to dispose of the 40 properties by December 31, 1998. The operating loss, prior to depreciation expense which is not reported at the restaurant level, for the properties held for disposition was $1,972,000, $1,129,000 and $1,351,000 for the years ended December 31, 1995,
December 29, 1996 and December 28, 1997, respectively. The carrying value of the properties held for disposition at December 31, 1995, December 29, 1996 and December 28, 1997 was approximately $7,491,000, $4,642,000 and $3,050,000, respectively which is included in property and equipment in the accompanying consolidated balance sheets.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7. DEBT

    Debt at December 29, 1996 and December 28, 1997 consisted of the following (in thousands):

                                                                   DECEMBER 29,  DECEMBER 28,
                                                                       1996          1997
                                                                   ------------  ------------
Senior Notes, 10.5%, due December 1, 2007........................   $   --        $  200,000
New Credit Facility:
  Revolving Credit Facility, due November 15, 2002...............       --             9,000
  Term Loan:
    Tranche A, due November 15, 2002.............................       --            34,286
    Tranche B, due November 15, 2004.............................       --            34,286
    Tranche C, due November 15, 2005.............................       --            21,428
Old Credit Facility:
  Revolving Credit Loans, 11%....................................       36,605        --
  Term Loans, 11%................................................      335,073        --
Insurance Premium Finance Loans, 8.34%-8.35% as of December 29,
  1996 and 8.34%-8.75% as of December 28, 1997; due July 10,
  1998-November 2, 1998                                                  1,259         2,842
Other............................................................          147           117
                                                                   ------------  ------------
                                                                       373,084       301,959
Less: Current Portion............................................        1,289         2,875
                                                                   ------------  ------------
Total Long-Term Debt.............................................   $  371,795    $  299,084
                                                                   ------------  ------------
                                                                   ------------  ------------

    Principal payments due under long-term debt as of December 28, 1997 are as follows (in thousands):

YEAR                                                                                  AMOUNT
----------------------------------------------------------------------------------  ----------
1998..............................................................................  $    2,875
1999..............................................................................          37
2000..............................................................................          47
2001..............................................................................      --
2002..............................................................................      43,286
2003 and Thereafter...............................................................     255,714
                                                                                    ----------
Total.............................................................................  $  301,959
                                                                                    ----------
                                                                                    ----------

    Effective January 1, 1991, the Company and its lenders entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Agreement") and effective January 1, 1996, the Agreement was again amended and restated (the "Amendment"). In connection with the Amendment, revolving credit loans and term loans totaling $373,622,000 at December 31, 1995 were converted to revolving credit loans of $38,549,000 and term loans of $335,073,000. In connection with the Amendment, the lenders received an aggregate of 1,187,503 shares of FICC's Class B Common Stock. The estimated fair market value of the shares issued of $50,000 was recorded as a deferred financing cost during the year ended December 29, 1996. Commencing January 1, 1996, interest accrued on the revolving credit and term loans (collectively, the "Old Credit Facility") at an annual rate of 11% with .5% of the accrued interest, which was not currently payable, classified in other long-term liabilities. The deferred interest payable was

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7. DEBT (CONTINUED)
waived by the lenders since the Old Credit Facility was repaid in full in connection with the Recapitalization in November 1997. Accordingly, approximately $3.6 million of deferred interest was recorded as a reduction in interest expense in November 1997.

    The $200 million Senior Notes issued in connection with the November 1997 Recapitalization (the "Notes") are unsecured, senior obligations of FICC, guaranteed on an unsecured, senior basis by FICC's Friendly's Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The Notes mature on December 1, 2007. Interest on the Notes is payable at 10.5% per annum semi-annually on June 1 and December 1 of each year commencing on June 1, 1998. The Notes are redeemable, in whole or in part, at FICC's option any time on or after December 1, 2002 at redemption prices from 105.25% to 100.00%. The redemption price is based on the redemption date. Prior to December 1, 2000, FICC may redeem up to $70 million of the Notes at 110.50% with the proceeds of one or more equity offerings, as defined.

    The Company entered into the New Credit Facility in November 1997 in connection with the Recapitalization. The New Credit Facility includes a $90 million term loan (the "Term Loan"), a $55 million revolving credit facility (the "Revolving Credit Facility") and a $15 million letter of credit facility (the "Letter of Credit Facility"). The New Credit Facility is collateralized by substantially all of FICC's assets and by a pledge of FICC's shares of certain of its subsidiaries' stock.

    Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) the Eurodollar Rate plus 2.25% or (ii) the ABR rate (the greater of (a) a specified prime rate or (b) the federal funds rate plus 0.50%) plus 0.75% per annum for drawings under the Revolving Credit Facility and the Letter of Credit Facility, 0.50% per annum for amounts undrawn under the Revolving Credit Facility and 2.25% per annum for amounts issued but undrawn under the Letter of Credit Facility. Borrowings under the Term Loan bear interest at the Company's option, at either the Eurodollar Rate plus 2.25%, 2.50% and 2.75% or the ABR plus 0.75%, 1.00% and 1.25% for Tranche A, B and C, respectively. The Company entered into a three year interest rate swap agreement to hedge the impact of interest rate changes on the Term Loan. The interest rate swap agreement has a notional amount of $90 million and effectively fixes the interest rate on Tranches A, B and C of the Term Loan at 8.25%, 8.50% and 8.75%, respectively (see Note 3).

    Annual amortization amounts under the Term Loan will total $4.0 million, $9.1 million, $10.8 million, $12.6 million, $16.0 million, $17.4 million and $20.1 million in 1999 through 2005, respectively. In addition to the scheduled amortization, the Term Loan would be permanently reduced by (i) specified percentages of each year's Excess Cash Flow (as defined in the New Credit Facility), (ii) specified percentages of the aggregate net cash proceeds from certain issuances of indebtedness and (iii) 100% of the aggregate net cash proceeds from asset sales not in the ordinary course of business and certain insurance claim proceeds, in each case in this clause (iii), not re-employed within 180 days in the Company's business, exclusive of up to $7.5 million of aggregate net proceeds received from asset sales subsequent to the closing relating to the New Credit Facility. Any such applicable proceeds and Excess Cash Flow shall be applied to the Term Loan in inverse order of maturity. The Revolving Credit Facility matures on November 15, 2002.

    Prior to the Recapitalization, under the terms of the Amendment, FICC had a commitment from a bank to issue letters of credit totaling $5,815,000 through May 1, 1998. As of December 29, 1996 and December 28, 1997, total letters of credit issued were $4,390,000 and $14,404,000 under the Old Credit

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7. DEBT (CONTINUED)
Facility and the New Credit Facility, respectively. During the years ended December 31, 1995, December 29, 1996 and December 28, 1997, there were no drawings against the letters of credit.

    At December 29, 1996 and December 28, 1997, the unused portion of the revolver was $13,395,000 (Old Credit Facility) and $46,000,000 (New Credit Facility), respectively. The total average unused portions of the revolver and letters of credit commitments was $10,685,000, $12,796,000 and $13,955,000 for the years ended December 31, 1995 and December 29, 1996 and the period from December 30, 1996 through November 18, 1997, respectively. The average unused portions of the revolver and letters of credit commitments for the period from November 19, 1997 through December 28, 1997 was $50,046,000.

    The Senior Notes and New Credit Facility include certain restrictive covenants including limitations on indebtedness, limitations on restricted payments such as dividends and stock repurchases and limitations on sales of assets and of subsidiary stock. Additionally, the New Credit Facility also includes certain financial covenants. The financial covenant requirements, as defined under the New Credit Facility, and actual ratios/amounts as of and for the twelve months ended December 28, 1997 were:

                                                                REQUIREMENT        ACTUAL
                                                              ---------------  ---------------
Consolidated Leverage Ratio.................................     4.75 to 1        4.33 to 1
Consolidated Interest Coverage Ratio........................     1.50 to 1        1.91 to 1
Consolidated Fixed Charge Coverage Ratio....................     1.40 to 1        1.65 to 1
Consolidated Net Worth (Deficit)............................   $(95,000,000)    $(86,361,000)

    The fair value of the Company's financial instruments at December 28, 1997 was as follows (in thousands):

                                                                  CARRYING AMOUNT   FAIR VALUE
                                                                  ----------------  ----------
Senior Notes....................................................    $    200,000    $  203,000
Term Loan.......................................................          90,000        90,000
Revolving Credit Facility.......................................           9,000         9,000
Other Debt......................................................           2,959         2,959
Interest Rate Swap Agreement....................................         --             --
                                                                        --------    ----------
Total...........................................................    $    301,959    $  304,959
                                                                        --------    ----------
                                                                        --------    ----------

    The fair value of the Senior Notes was determined based on the actual trade price for a trade that occurred on December 28, 1997. The Company believes that the carrying value of the Revolving Credit Facility and Term Loan as of December 28, 1997 approximated fair value since the obligations have a variable interest rate and the obligations were issued in November 1997. The Company believes that the carrying value of the other debt as of December 28, 1997 approximates the fair value based on the terms of the obligations and the rates currently available to the Company for similar obligations. Additionally, the Company believes that the fair value of the interest rate swap agreement (see Note 3) is not material as of December 28, 1997, since the agreement was entered into in November 1997 and interest rates were not significantly different at December 28, 1997.

    FICC's revolving credit and term loans under the Old Credit Facility were not publicly traded and prices and terms of the few transactions which were completed were not available to FICC. Since no information was available on prices of completed transactions, the terms of the loans were complex and the

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7. DEBT (CONTINUED)
relative risk involved was difficult to evaluate, management believes it is not practical to estimate the fair value of the loans under the Old Credit Facility as of December 29, 1996.

8. LEASES

    As of December 31, 1995, December 29, 1996 and December 28, 1997, the Company operated 735, 707 and 662 restaurants, respectively. These operations were conducted in premises owned or leased as follows:

                                                      DECEMBER 31,       DECEMBER 29,       DECEMBER 28,
                                                          1995               1996               1997
                                                    -----------------  -----------------  -----------------
Land and Building Owned...........................            313                296                279
Land Leased and Building Owned....................            164                161                146
Land Leased and Building Leased...................            258                250                237
                                                              ---                ---                ---
                                                              735                707                662
                                                              ---                ---                ---
                                                              ---                ---                ---

    Restaurants in shopping centers are generally leased for a term of 10 to 20 years. Leases of freestanding restaurants generally are for a 15 or 20 year lease term and provide for renewal options for three or four five-year renewals. Most leases provide for minimum payments plus a percentage of sales in excess of stipulated amounts. Additionally, the Company leases certain restaurant equipment over lease terms from three to seven years.

    Future minimum lease payments under noncancelable leases with an original term in excess of one year as of December 28, 1997 were (in thousands):

                                                                           OPERATING    CAPITAL
YEAR                                                                        LEASES      LEASES
------------------------------------------------------------------------  -----------  ---------
1998....................................................................   $  12,767   $   3,131
1999....................................................................      11,796       2,963
2000....................................................................      10,428       2,588
2001....................................................................       8,511       2,138
2002....................................................................       5,920       1,522
2003 and Thereafter.....................................................      16,853      11,206
                                                                          -----------  ---------
Total Minimum Lease Payments............................................   $  66,275      23,548
                                                                          -----------
                                                                          -----------
Less: Amount Representing Interest                                                        10,630
                                                                                       ---------
Present Value of Minimum Lease Payments                                                $  12,918
                                                                                       ---------
                                                                                       ---------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

8. LEASES (CONTINUED)
    Capital lease obligations reflected in the accompanying consolidated balance sheets have effective rates ranging from 8% to 12% and are payable in monthly installments through 2016. Maturities of such obligations at December 28, 1997 were (in thousands):

YEAR                                                                                  AMOUNT
-----------------------------------------------------------------------------------  ---------
1998...............................................................................  $   1,577
1999...............................................................................      1,632
2000...............................................................................      1,470
2001...............................................................................      1,205
2002...............................................................................        724
2003 and Thereafter................................................................      6,310
                                                                                     ---------
Total..............................................................................  $  12,918
                                                                                     ---------
                                                                                     ---------

    Rent expense included in the accompanying consolidated financial statements for operating leases was (in thousands):

                                                    DECEMBER 31,  DECEMBER 29,  DECEMBER 28,
                                                        1995          1996          1997
                                                    ------------  ------------  ------------
Minimum Rentals...................................   $   15,175    $   16,051    $   16,007
Contingent Rentals................................        2,012         1,918         1,762
                                                    ------------  ------------  ------------
Total.............................................   $   17,187    $   17,969    $   17,769
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------

9. INCOME TAXES

    Prior to March 23, 1996, FICC and its subsidiaries were included in the consolidated Federal income tax return of TRC. Under a tax sharing agreement between TRC and FICC (formerly FHC) (the "TRC/ FICC Agreement"), FICC and its subsidiaries (the "FICC Group") were obligated to pay TRC its allocable share of the TRC group tax liability, determined as if the FICC Group were filing a separate consolidated income tax return.

    On March 23, 1996, TRC distributed its shares of FICC's voting common stock to TRC's shareholders (see Note 1), the FICC Group deconsolidated from the TRC group and the TRC/FICC Agreement expired. In addition, on March 26, 1996, shares of Class B Common Stock were issued to FICC's lenders (See Note 7) which resulted in an ownership change pursuant to Internal Revenue Code Section 382.

    Under the TRC/FICC Agreement, NOLs generated by the FICC Group and utilized or allocated to TRC were available to the FICC Group on a separate company basis to carryforward. Pursuant to the TRC/FICC Agreement, as of March 23, 1996, $99,321,000 of carryforwards would have been available to the FICC Group to offset future taxable income of the FICC Group. However, as a result of the deconsolidation from TRC, the deferred tax asset related to the $65,034,000 of NOLs utilized by TRC was written off. As of December 29, 1996, as a result of the change in ownership and limitations under Section 382 of the Internal Revenue Code, a valuation allowance was placed on $29,686,000 of the $34,287,000 remaining Federal NOL carryforwards generated for the period prior to March 23, 1996. The amount of pre-change NOLs ("Old NOLs") not reserved for as of December 29, 1996 represented the amount of NOLs which had become available as of December 29, 1996 as a result of FICC realizing gains which were

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)
unrealized as of the date of the ownership change. Due to restrictions similar to Section 382 in most of the states FICC operates in and short carryforward periods, FICC has fully reserved for all state NOL carryforwards generated through March 26, 1996 as of December 29, 1996. For the period from March 23, 1996 to December 29, 1996, FICC generated a net operating loss carryforward of $5,765,000 for which no valuation allowance was provided.

    During the year ended December 28, 1997, the Company realized gains of $861,000 which were unrealized as of the date of the first ownership change. Accordingly, the valuation allowance was reduced by approximately $300,000 as of December 28, 1997. During the year ended December 28, 1997, the Company used approximately $615,000 of Old NOLs to offset current year taxable income. As a result, as of December 28, 1997, the Company has aggregate NOL carryforwards of approximately $39.4 million which expire between 2001 and 2012.

    The Common Stock Offering resulted in the Company having another change of ownership under Section 382 of the Internal Revenue Code in November 1997. As a result, usage of the NOLs generated between the last ownership change and the Common Stock Offering ("New NOLs") is also limited. The amount of NOLs which may be used each year prior to any built in gains being triggered is approximately $2.4 million. While the limitation on the use of the New NOLs will delay when the New NOLs are utilized, the Company expects all of the New NOLs to be utilized before they expire. Accordingly, no valuation allowance is required related to any New NOLs as of December 28, 1997. The Company does not believe that it is more likely than not that all Old NOLs will become available through realization of unrealized gains as of the date of the March 1996 ownership change. Accordingly, a valuation allowance has been provided against Old NOLs which have not been made available as of December 28, 1997. As of December 28, 1997, a valuation allowance has been provided against an aggregate of $28.8 million of Old NOLs.

    The (provision for) benefit from income taxes for the years ended December 31, 1995, December 29, 1996 and December 28, 1997 was as follows (in thousands):

                                                    DECEMBER 31,  DECEMBER 29,   DECEMBER 28,
                                                        1995          1996           1997
                                                    ------------  -------------  -------------
Current Provision
Federal...........................................   $   --         $  --          $  --
State.............................................       --            --                (86)
Foreign...........................................       --               (58)           (21)
                                                    ------------       ------         ------
Total Current Provision...........................       --               (58)          (107)
                                                    ------------       ------         ------
Deferred (Provision) Benefit
Federal...........................................      (27,465)        5,126          2,291
State.............................................       (5,954)          800            255
Foreign...........................................       --            --             --
                                                    ------------       ------         ------
Total Deferred (Provision) Benefit................      (33,419)        5,926          2,546
                                                    ------------       ------         ------
Total (Provision For) Benefit From Income Taxes...   $  (33,419)    $   5,868      $   2,439
                                                    ------------       ------         ------
                                                    ------------       ------         ------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)
    A reconciliation of the difference between the statutory Federal income tax rate and the effective income tax rate follows:

                                                     DECEMBER 31,      DECEMBER 29,       DECEMBER 28,
                                                         1995              1996               1997
                                                    ---------------  -----------------  -----------------
Statutory Federal Income Tax Rate.................            35%               35%                35%
State Income Taxes Net of Federal Benefit.........            11                14                  6
Write-off of Intercompany NOL Carryforwards and
  Tax Credits.....................................           (85)              (13)            --
(Decrease) Increase in Federal NOL Valuation
  Allowance.......................................           (57)               10                 (4)
Increase in State NOL Valuation Allowance.........           (30)               (8)            --
Tax Credits.......................................             3                 3                 12
Nondeductible Expenses............................            (1)               (1)               (10)
Other.............................................            (8)                3                  2
                                                                                --                 --
                                                             ---
Effective Tax Rate................................           (132)%              43%                41%
                                                                                 --                 --
                                                                                 --                 --
                                                              ---
                                                              ---

    Deferred tax assets and liabilities are determined as the difference between the financial statement and tax bases of the assets and liabilities multiplied by the enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets (liabilities) at December 29, 1996 and December 28, 1997 were as follows (in thousands):

                                                                   DECEMBER 29,  DECEMBER 28,
                                                                       1996          1997
                                                                   ------------  ------------
Property and Equipment...........................................   $  (50,866)   $  (47,483)
Federal and State NOL Carryforwards (net of valuation allowance of $21,220 and $21,151 at December 29, 1996 and December 28,
  1997, respectively)............................................        4,355         4,604
Insurance Reserves...............................................        5,788         4,534
Inventories......................................................        1,862         1,811
Accrued Pension..................................................        4,388         3,138
Intangible Assets................................................       (6,037)       (5,838)
Tax Credit Carryforwards.........................................        1,001         2,234
Other............................................................        3,412         3,438
                                                                   ------------  ------------
Net Deferred Tax Liability.......................................   $  (36,097)   $  (33,562)
                                                                   ------------  ------------
                                                                   ------------  ------------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS

    Substantially all of the employees of the Company are covered by a non-contributory defined benefit pension plan. Effective January 1, 1992, the plan was changed from a traditional defined benefit plan to a defined benefit cash balance plan. Plan benefits are based on years of service and participant compensation during their years of employment. The Company accrues the cost of its pension plan over its employees' service lives.

    Under the cash balance plan, a nominal account for each participant is established. The Company makes an annual contribution to each participant's account based on current wages and years of service. Each account earns a specified rate of interest which is adjusted annually. The Company's policy is to make contributions to the plan which provide for benefits. Plan expenses may also be paid from the assets of the plan.

    For the years ended December 31, 1995, December 29, 1996 and December 28, 1997, net pension expense was (in thousands):

                                                    DECEMBER 31,  DECEMBER 29,  DECEMBER 28,
                                                        1995          1996          1997
                                                    ------------  ------------  ------------
Service Cost......................................   $    3,877    $    4,202    $    3,764
Interest Cost.....................................        5,420         5,781         5,922
Actual Gain on Plan Assets........................      (17,438)       (9,428)      (21,905)
Deferral of Asset Gain............................       10,850         2,377        13,762
Net Amortization of Deferral of Asset Gain........         (770)         (651)       (1,020)
                                                    ------------  ------------  ------------
Net Pension Expense...............................   $    1,939    $    2,281    $      523
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------

    The funded status of the plan as of December 29, 1996 and December 28, 1997 was (in thousands):

                                                                   DECEMBER 29,  DECEMBER 28,
                                                                       1996          1997
                                                                   ------------  ------------
Actuarial Present Value of Benefit Obligations:
  Vested.........................................................   $   56,752    $   65,313
  Non-vested.....................................................        1,316         1,515
                                                                   ------------  ------------
Accumulated Benefit Obligations..................................   $   58,068    $   66,828
                                                                   ------------  ------------
                                                                   ------------  ------------
Projected Benefit Obligations....................................   $   76,768    $   79,311
Plan Assets at Market Value......................................       90,626       107,937
                                                                   ------------  ------------
Plan Assets in Excess of Projected Benefit Obligation............       13,858        28,626
Unrecognized Prior Service Costs.................................       (3,077)       (8,700)
Unrecognized Net Gain............................................      (21,044)      (26,922)
                                                                   ------------  ------------
Accrued Pension Liability........................................   $  (10,263)   $   (6,996)
                                                                   ------------  ------------
                                                                   ------------  ------------

    For the years ended December 31, 1995, December 29, 1996 and December 28, 1997, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.00%, 7.75% and 7.25%, respectively. The rate of annual increase in future compensation levels used ranged from 4.5% to 6.0% for the year ended December 31, 1995, from 4.0% to 5.5% for the year ended December 29, 1996 and 4.0% to 5.5% for the year ended December 28, 1997, depending on the employee

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
group. The expected long-term rate of return on plan assets was 9.5% for the years ended December 31, 1995 and December 29, 1996 and 10.5% for the year ended December 28, 1997.

    Effective December 30, 1996, FICC changed its method of calculating the market-related value of plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. Under the previous accounting method, the calculation of the market-related value of assets reflected amortization of the actual realized and unrealized capital return on assets on a straight-line basis over a five-year period. Under the new method, the calculation of the market-related value of assets reflects the long-term rate of return expected by the Company and amortization of the difference between the actual return (including capital, dividends and interest) and the expected return over a five-year period. The Company believes the new method is widely used in practice and preferable because it results in calculated plan asset values that more closely approximate fair value, while still mitigating the effect of annual market-value fluctuations. Under both methods, only the cumulative net unrecognized gain or loss which exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets is subject to amortization. This change resulted in a noncash benefit for the year ended December 28, 1997 of $2,236,000 (net of taxes of $1,554,000) which represents the cumulative effect of the change related to years prior to fiscal 1997 and $607,000 (net of taxes of $421,000) in lower pension expense related to the year ended December 28, 1997 as compared to the previous accounting method. Had this change been applied retroactively, pension expense would have been reduced by $879,000 and $946,000 for the years ended December 31, 1995 and December 29, 1996, respectively.

    The Company's Employee Savings and Investment Plan (the "Plan") covers all eligible employees and is intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. For the years ended December 31, 1995, December 29, 1996 and December 28, 1997, the Company made discretionary matching contributions at the rate of 75% of a participant's first 2% of his/her contributions and 50% of a participant's next 2% of his/her contributions. All employee contributions are fully vested. Employer contributions are vested at the completion of five years of service or at retirement, death, disability or termination at age 65 or over, as defined by the Plan. Contribution and administrative expenses for the Plan were approximately $1,086,000, $1,002,000 and $1,089,000 for the years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively.

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company provides health care and life insurance benefits to certain groups of employees upon retirement. Eligible employees may continue their coverages if they are receiving a pension benefit, are 55 years of age, and have completed 10 years of service. The plan requires contributions for health care coverage from participants who retired after September 1, 1989. Life insurance benefits are non-contributory. Benefits under the plan are provided through the Company's general assets.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)
    The Company accrues the cost of postretirement benefits over the years employees provide services to the date of their full eligibility for such benefits. The components of the net postretirement benefit cost for the years ended December 31, 1995, December 29, 1996 and December 28, 1997 were (in thousands):

                                                     DECEMBER 31,     DECEMBER 29,     DECEMBER 28,
                                                         1995             1996             1997
                                                    ---------------  ---------------  ---------------
Service Cost of Benefits Earned...................     $     105        $     125        $     134
Interest Cost on Accumulated Postretirement
  Benefit Obligation, net of Amortization.........           478              374              374
                                                           -----            -----            -----
Net Postretirement Benefit Expense................     $     583        $     499        $     508
                                                           -----            -----            -----
                                                           -----            -----            -----

    The postretirement benefit liability as of December 29, 1996 and December 28, 1997 included the following components (in thousands):

                                                                   DECEMBER 29,   DECEMBER 28,
                                                                       1996           1997
                                                                   -------------  -------------
Actuarial Present Value of Postretirement Benefit Obligation:
Retirees.........................................................    $   3,837      $   3,706
Other Fully Eligible Plan Participants...........................          358            403
Other Active Plan Participants...................................        1,514          1,932
                                                                        ------         ------
Accumulated Postretirement Benefit Obligation....................        5,709          6,041
Plan Changes.....................................................        1,113          1,051
Unrecognized Net Gain............................................          328             24
                                                                        ------         ------
Postretirement Benefit Liability.................................    $   7,150      $   7,116
                                                                        ------         ------
                                                                        ------         ------

    The discount rate used to determine the accumulated postretirement benefit obligation was 8.00%, 7.75% and 7.25% for the years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation was 11.5% gradually declining to 5.5% in 2000 and thereafter for the year ended December 31, 1995, 9.25% gradually declining to 5.25% in 2000 and thereafter for the year ended December 29, 1996 and 8.25% gradually declining to 5.25% in 2000 and thereafter for the year ended December 28, 1997. A one-percentage-point increase in the assumed health care cost trend rate would have increased the postretirement benefit expense by approximately $55,000, $49,000 and $51,000, and would have increased the accumulated postretirement benefit obligation by approximately $478,000, $411,000 and $457,000 for the years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively.

    The Company increased the required contributions from participants who retired after July 31, 1994, for health coverage. This and other plan changes are being amortized over the expected remaining employee service period of active plan participants.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

12. INSURANCE RESERVES

    At December 31, 1995, December 29, 1996 and December 28, 1997, insurance reserves of approximately $20,847,000, $16,940,000 and $26,974,000, respectively, had been recorded. Insurance reserves at December 28, 1997 included RIC's reserve for the Company's insurance liabilities of approximately $13,793,000. Reserves at December 31, 1995, December 29, 1996 and December 28, 1997 also included accruals related to postemployment benefits and postretirement benefits other than pensions. While management believes these reserves are adequate, it is reasonably possible that the ultimate liabilities will exceed such estimates.

    Classification of the reserves was as follows (in thousands):

                                                    DECEMBER 31,  DECEMBER 29,  DECEMBER 28,
                                                        1995          1996          1997
                                                    ------------  ------------  ------------
Current...........................................   $    6,605    $    3,973    $    7,248
Long-term.........................................       14,242        12,967        19,726
                                                    ------------  ------------  ------------
Total.............................................   $   20,847    $   16,940    $   26,974
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------

    Following is a summary of the activity in the insurance reserves for the years ended December 31, 1995, December 29, 1996 and December 28, 1997 (in thousands):

                                                    DECEMBER 31,  DECEMBER 29,  DECEMBER 28,
                                                        1995          1996          1997
                                                    ------------  ------------  ------------
Beginning balance.................................   $   23,216    $   20,847    $   16,940
Provision.........................................       11,336         8,363         9,605
Payments..........................................      (13,705)      (12,270)      (12,802)
Acquisition of RIC................................       --            --            13,231
                                                    ------------  ------------  ------------
Ending balance....................................   $   20,847    $   16,940    $   26,974
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------

13. STOCKHOLDERS' EQUITY (DEFICIT)

    As of December 29, 1996, three classes of common stock were authorized:
Class A (voting), Class B (limited voting) and Class C (non-voting). In connection with the Recapitalization in November 1997, FICC amended its articles of organization to give effect to a 923.6442-to-1 split of Class A Common Stock and Class B Common Stock and authorize a new class of common stock. The accompanying consolidated financial statements have been restated to reflect the stock split.

    A Stock Rights Plan ("SRP") was adopted by FICC in 1991. Under the SRP, certain eligible individuals were granted rights to purchase shares of voting common stock of FICC for $.01 per share, subject to certain vesting, anti-dilution and exercise requirements. As of December 31, 1995, the aggregate number of shares which could have been issued under the SRP was 88,801 of which 41,316 rights were issued and vested. The estimated fair value of the rights vested was not material and no compensation expense was recorded during the year ended December 31, 1995. On March 25, 1996, FICC established the Management Stock Plan ("MSP"). The MSP provided for persons with rights granted under the SRP to waive their rights under such plan and receive shares of FICC's Class A Common Stock. Accordingly, in April 1996, all of the participants in the SRP made this election and the SRP rights then outstanding were canceled and 122,888 shares of Class A Common Stock were issued, of which 61,650 were vested as of December 29, 1996. In April 1996, the fair value of the 122,888 shares of Class A Common Stock issued

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

13. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) was approximately $30,700, or $0.25 per share. The estimated fair value of the 20,334 additional shares vested in 1996 of $5,000 was recorded as compensation expense in the year ended December 29, 1996.

    In connection with the Recapitalization, 766,782 shares of Class A Common Stock were returned to FICC from certain shareholders for no consideration. The shares were returned in accordance with an agreement with the Company's existing lenders as a condition to the Recapitalization. Of such shares, 99,951 shares were issued to FICC's Chief Executive Officer and vested immediately, 371,285 shares were reserved for issuance under a restricted stock plan (the "Restricted Stock Plan") which was adopted by FICC in connection with the Recapitalization, as described below, and 295,546 shares were issued to certain employees under a limited stock compensation program in which a one-time award of common stock was made to certain employees of the Company. The 295,546 shares issued under the limited stock compensation program vested immediately. Additionally, 27,113 shares were issued under the MSP and immediately vested and the remaining 61,238 nonvested shares under the MSP vested. The estimated fair value of $8,407,000 of the (i) 27,113 shares issued and vested under the MSP, (ii) 61,238 shares previously issued under the MSP which vested in connection with the Recapitalization, (iii) 99,951 vested shares issued to FICC's Chief Executive Officer in connection with the Recapitalization and (iv) 295,546 vested shares issued to certain employees was recorded as compensation expense by the Company upon consummation of the Recapitalization.

    The Restricted Stock Plan, pursuant to which 371,285 shares are authorized for issuance, provides for the award of common stock, the vesting of which is subject to conditions and limitations established by the Board of Directors. Such conditions may include continued employment with the Company or the achievement of performance measures. Upon the award of common stock, the participant has the rights of a stockholder, including but not limited to the right to vote such stock and the right to receive all dividends paid on such stock. The Board of Directors, in its sole discretion, may designate employees and persons providing material services to the Company as eligible for participation in the Restricted Stock Plan. In connection with the Recapitalization, 312,575 shares of common stock were issued to directors and employees under the Restricted Stock Plan. The shares vest at 12.5% per year with accelerated vesting of an additional 12.5% per year if certain performance criteria are met. No shares had vested as of December 28, 1997. Accordingly, no compensation expense was recorded related to the Restricted Stock Plan during the year ended December 28, 1997.

    In connection with the Recapitalization, the Board of Directors adopted a stock option plan (the "Stock Option Plan"), pursuant to which 395,000 shares of common stock are authorized for issuance. The Stock Option Plan provides for the issuance of nonqualified stock options and incentive stock options which are intended to satisfy the requirements of section 422 of the Internal Revenue Code and stock appreciation rights. The Board of Directors will determine the employees who will receive awards under the Stock Option Plan and the terms of such awards. The exercise price of a stock option or stock appreciation right shall not be less than the fair market value of a share of common stock on the date the stock option or stock appreciation right is granted. During the year ended December 28, 1997, the Company granted options to purchase 161,550 shares of FICC's common stock at an exercise price of $17.38, the fair value of FICC's common stock on the grant date. The options expire 10 years from the date of grant and vest over five years. The weighted average fair value as of the grant date was $10.39 per option. Such fair value was determined using the Black-Scholes option pricing model assuming a risk free interest rate of 5.96%, expected dividend yield of 0%, expected life of 7 years and expected volatility of

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

13. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
50%. During the year ended December 28, 1997, 1,400 options were canceled. As of December 28, 1997, none of the outstanding options were exercisable.

    Had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, the Company's net loss and basic net loss per share for the years ended December 29, 1996 and December 28, 1997 would have been the following pro forma amounts:

                                                                  DECEMBER 29,   DECEMBER 28,
                                                                      1996           1997
                                                                  -------------  -------------
Loss before cumulative effect of change in accounting
  principle.....................................................  $  (7,786,000) $  (5,149,000)
Cumulative effect of change in accounting principle.............       --            2,236,000
                                                                  -------------  -------------
Net loss........................................................  $  (7,786,000) $  (2,913,000)
                                                                  -------------  -------------
                                                                  -------------  -------------
Basic net loss per share:
Loss before cumulative effect of change in accounting
  principle.....................................................  $       (3.60) $       (1.66)
Cumulative effect of change in accounting principle.............       --                 0.72
                                                                  -------------  -------------
Net loss per share..............................................  $       (3.60) $       (0.94)
                                                                  -------------  -------------
                                                                  -------------  -------------

    Pursuant to a stockholder rights plan (the "Stockholder Rights Plan") FICC adopted in connection with the Recapitalization, the Board of Directors declared a dividend distribution of one purchase right (a "Right") for each outstanding share of common stock. The Stockholder Rights Plan provides, in substance, that should any person or group (other than certain management and affiliates) acquire 15% or more of FICC's common stock, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a specified number of shares of common stock for 50% of their then current market value. Until a 15% acquisition has occurred, the Rights may be redeemed by FICC at any time prior to the termination of the Stockholder Rights Plan.

    In 1991, one of the Company's lenders was issued warrants for 13,836 shares of FICC's Class A Common Stock at an exercise price of $32.16 per share. These warrants expire on September 2, 1998. As of December 28, 1997, none of these warrants had been exercised. In 1991, certain officers of FICC purchased 97,906 shares of Class A Common Stock and warrants convertible into an additional 71,527 shares of voting common stock for an aggregate purchase price of $55,550. These warrants were exercised on April 19, 1996 at an aggregate exercise price of $22,000.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

14. RELATED PARTY TRANSACTIONS

    In March 1996, the Company's pension plan acquired three restaurant properties from the Company. The land, buildings and improvements were purchased by the plan at their appraised value of $2,043,000 and are located in Connecticut, Vermont and Virginia. Simultaneous with the purchase, the pension plan leased back the three properties to the Company at an aggregate annual base rent of $214,000 for the first five years and $236,000 for the following five years. The pension plan was represented by independent legal and financial advisors. The transaction was recorded by the Company as a direct financing lease since the Company has the right to repurchase the property at fair market value.

    FICC's Chairman and President is an officer of the general partner of a subsidiary of TRC. The Company entered into subleases for certain land, buildings, and equipment with the subsidiary of TRC. During the years ended December 31, 1995, December 29, 1996 and December 28, 1997, rent expense related to the subleases was approximately $266,000, $278,000, and $279,000, respectively.

    On March 19, 1997, FICC acquired all of the outstanding shares of common stock of Restaurant Insurance Corporation ("RIC") from TRC (see Note 4). Prior to the acquisition, RIC assumed, from a third party insurance company, reinsurance premiums related to insurance liabilities of the Company of approximately $6,409,000 and $4,198,000 during the years ended December 31, 1995 and December 29, 1996, respectively. In addition, RIC had reserves of approximately $12,830,000 and 13,038,000 related to Company claims at December 31, 1995 and December 29, 1996, respectively.

    TRC Realty Co. (a subsidiary of TRC) entered into a ten year operating lease for an aircraft, for use by both the Company and Perkins Family Restaurants, L.P. ("Perkins"), a subsidiary of TRC. The Company shares equally with Perkins in reimbursing TRC Realty Co. for leasing, tax and insurance expenses. In addition, the Company also incurs actual usage costs. Total expense for the years ended December 31, 1995, December 29, 1996 and December 28, 1997 was approximately $620,000, $590,000 and $610,000, respectively.

    The Company purchased certain food products used in the normal course of business from a division of Perkins. For the years ended December 31, 1995, December 29, 1996 and December 28, 1997, purchases were approximately $1,909,000, $1,425,000, and $975,000, respectively.

    TRC provided FICC with certain management services for which TRC was reimbursed approximately $785,000, $800,000 and $824,000 for the years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively. The 1997 charges were reduced by a $350,000 refund from TRC for prior years. Expenses were charged to FICC on a specific identification basis. FICC believes the allocation method used was reasonable and approximates the amount that would have been incurred on a stand alone basis had FICC been operated as an unaffiliated entity.

    During the years ended December 29, 1996 and December 28, 1997, FICC paid approximately $69,000 and $187,000, respectively, for fees and other reimbursements to certain FICC board of directors' members, two of whom, prior to the Recapitalization, represented FICC's lenders.

    For the years ended December 31, 1995, December 29, 1996 and December 28, 1997, FICC expensed approximately $763,000, $196,000, and $177,000, respectively, for fees paid to the lenders' agent bank. The expense for the year ended December 31, 1995 included approximately $563,000 related to the filing of a Form S-1 Registration Statement (see Note 5).

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

15. COMMITMENTS AND CONTINGENCIES

    The Company is a party to various legal proceedings arising in the ordinary course of business which management believes, after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or future operating results.

    As of December 28, 1997, the Company had commitments to purchase approximately $52,148,000 of raw materials, food products and supplies used in the normal course of business that cover periods of one to twenty-four months. Most of these commitments are noncancelable.

    On July 14, 1997, the Company entered into an agreement which conditionally granted a franchisee exclusive rights to operate, manage and develop Friendly's full-service restaurants in the franchising region of Maryland, Delaware, the District of Columbia and northern Virginia (the "Agreement"). Pursuant to the Agreement, the franchisee purchased certain assets and rights in 34 existing Friendly's restaurants in this franchising region, has committed to open an additional 74 restaurants over the next six years and, subject to the fulfillment of certain conditions, has further agreed to open 26 additional restaurants, for a total of 100 new restaurants in this franchising region over the next ten years. Gross proceeds from the sale were approximately $8,488,000, $860,000 for initial franchise fees for the 34 initial restaurants, $500,000 for development rights and $930,000 for franchise fees for certain of the additional restaurants described above. The $860,000 was recorded as revenue in the year ended December 28, 1997 and the development and franchise fees received will be amortized into income over the initial ten-year term of the Agreement and as additional restaurants are opened, respectively. The Company recognized income of $2,283,000 related to the sale of the equipment and operating rights for the 34 existing franchised locations in the year ended December 28, 1997. The proceeds were allocated between the assets sold and the development rights by the Company and the franchisee based on the estimated fair market values. As part of the Agreement, the franchisee will also manage 14 other Friendly's restaurants located in the same area with an option to acquire these restaurants in the future. The franchisee is required by the terms of the Agreement to purchase from the Company all of the frozen dessert products it sells in the franchised restaurants.

16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    FICC's obligation related to the $200 million of Senior Notes are guaranteed fully and unconditionally by one of FICC's wholly-owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc. ("FII"), Friendly Holding (UK) Limited, Friendly Ice Cream
(UK) Limited and Restaurant Insurance Corporation (collectively, the "Non-guarantor Subsidiaries"). Since the investment in joint venture was transferred to FII on December 10, 1997, the equity in net loss of joint venture and investment in joint venture are included in Non-guarantor Subsidiaries in the accompanying consolidating financial statements as of and for the years ended December 28, 1997 and December 29, 1996. Stockholders' equity (deficit), total assets and net income (loss) of the Non-guarantor Subsidiaries are insignificant to consolidated amounts as of and for the year ended December 31, 1995. Accordingly, supplemental condensed consolidating financial information is not presented for such period. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of December 29, 1996 and

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) December 28, 1997 and for the years then ended are not presented because management has determined that such information is not material to investors.

    Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of the subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principal elimination entries eliminate the Parent Company's investments in subsidiaries and intercompany balances and transactions.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
                 SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 28, 1997
                                 (IN THOUSANDS)

                                                 PARENT     GUARANTOR   NON-GUARANTOR
                                                COMPANY    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                               ----------  -----------  -------------  ------------  ------------
                   ASSETS
Current assets:
  Cash and cash equivalents..................  $   12,239   $     204     $   2,757     $      (68)   $   15,132
  Restricted cash............................      --          --             1,333         --             1,333
  Trade accounts receivable..................       8,054         130           738         --             8,922
  Inventories................................      15,165      --               506         --            15,671
  Deferred income taxes......................       8,831      --            --             --             8,831
  Prepaid expenses and other current
    assets...................................       7,096       2,326         7,428        (10,450)        6,400
                                               ----------  -----------  -------------  ------------  ------------
Total current assets.........................      51,385       2,660        12,762        (10,518)       56,289
Deferred income taxes........................      --             479           352           (831)       --
Investment in joint venture..................      --          --             2,970         --             2,970
Property and equipment, net..................     283,749      --               195         --           283,944
Intangibles and deferred costs, net..........      25,994      --            --             --            25,994
Investments in subsidiaries..................       3,769      --            --             (3,769)       --
Other assets.................................       1,754      --             8,528         (7,608)        2,674
                                               ----------  -----------  -------------  ------------  ------------
Total assets.................................  $  366,651   $   3,139     $  24,807     $  (22,726)   $  371,871
                                               ----------  -----------  -------------  ------------  ------------
                                               ----------  -----------  -------------  ------------  ------------

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term
  obligations................................  $    8,852   $  --         $  --         $   (4,400)   $    4,452
  Accounts payable...........................      23,951      --            --             --            23,951
  Accrued expenses...........................      36,820         885        12,090         (6,118)       43,677
                                               ----------  -----------  -------------  ------------  ------------
Total current liabilities....................      69,623         885        12,090        (10,518)       72,080
Deferred income taxes........................      43,224      --            --               (831)       42,393
Long-term obligations, less current
  maturities.................................     318,033      --            --             (7,608)      310,425
Other liabilities............................      22,132       1,409         9,793         --            33,334
Stockholders' equity (deficit)...............     (86,361)        845         2,924         (3,769)      (86,361)
                                               ----------  -----------  -------------  ------------  ------------
Total liabilities and stockholders' equity
  (deficit)..................................  $  366,651   $   3,139     $  24,807     $  (22,726)   $  371,871
                                               ----------  -----------  -------------  ------------  ------------
                                               ----------  -----------  -------------  ------------  ------------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 28, 1997
                                 (IN THOUSANDS)

                                                 PARENT     GUARANTOR   NON-GUARANTOR
                                                COMPANY    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               ----------  -----------  -------------  -------------  ------------
Revenues.....................................  $  665,380   $   1,459     $     708      $  --         $  667,547
Costs and expenses:
  Cost of sales..............................     197,057      --               570         --            197,627
  Labor and benefits.........................     208,364      --            --             --            208,364
  Operating expenses and write-down of
    property and equipment...................     150,152      --              (612)        --            149,540
  General and administrative expenses........      40,894         607           886         --             42,387
  Stock compensation expense.................       8,407      --            --             --              8,407
  Expenses associated with
    Recapitalization.........................         718      --            --             --                718
  Depreciation and amortization..............      31,642      --                50         --             31,692
  Interest expense...........................      39,489      --              (186)        --             39,303
Gain on sale of restaurant operations........       2,283      --            --             --              2,283
Equity in net loss of joint venture..........      --          --             1,530         --              1,530
                                               ----------  -----------  -------------       ------    ------------
(Loss) income before benefit from (provision
  for) income taxes, cumulative effect of
  change in accounting principle and equity
  in net loss of consolidated subsidiaries...      (9,060)        852        (1,530)        --             (9,738)
Benefit from (provision for) income taxes....       4,562        (349)         (220)        --              3,993
                                               ----------  -----------  -------------       ------    ------------
(Loss) income before cumulative effect of
  change in accounting principle and equity
  in net loss of consolidated subsidiaries...      (4,498)        503        (1,750)        --             (5,745)
Cumulative effect of change in accounting
  principle..................................       2,236      --            --             --              2,236
                                               ----------  -----------  -------------       ------    ------------
(Loss) income before equity in net loss of
  consolidated subsidiaries..................      (2,262)        503        (1,750)        --             (3,509)
Equity in net loss of consolidated
  subsidiaries...............................      (1,247)     --            --              1,247         --
                                               ----------  -----------  -------------       ------    ------------
Net (loss) income............................  $   (3,509)  $     503     $  (1,750)     $   1,247     $   (3,509)
                                               ----------  -----------  -------------       ------    ------------
                                               ----------  -----------  -------------       ------    ------------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 28, 1997
                                 (IN THOUSANDS)

                                                  PARENT     GUARANTOR   NON-GUARANTOR
                                                 COMPANY    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                ----------  -----------  -------------  ------------  ------------
Net cash provided by (used in) operating
  activities..................................  $   15,007   $    (206)   $     7,385    $      (68)   $   22,118
                                                ----------       -----   -------------  ------------  ------------
Cash flows from investing activities:
  Purchases of property and equipment.........     (31,572)     --                (66)       --           (31,638)
  Proceeds from sales of property and
    equipment.................................       5,043      --            --             --             5,043
  Purchases of investment securities..........      --          --             (8,194)       --            (8,194)
  Proceeds from sales and maturities of
    investment securities.....................      --          --             12,787        --            12,787
  Cash (paid) received in acquisition of
    Restaurant Insurance Corporation..........      (2,300)     --              2,265        --               (35)
  Advances to joint venture...................      (1,400)     --            --             --            (1,400)
  Investments in consolidated subsidiaries....        (142)     --            --                142        --
                                                ----------       -----   -------------  ------------  ------------
Net cash (used in) provided by investing
  activities..................................     (30,371)     --              6,792           142       (23,437)
                                                ----------       -----   -------------  ------------  ------------
Cash flows from financing activities:
  Contribution of capital.....................      --             142        --               (142)       --
  Proceeds from issuance of common stock......      81,920      --            --             --            81,920
  Proceeds from issuance of senior notes......     200,000      --            --             --           200,000
  Proceeds from borrowings (advances to
    parent)...................................     179,957      --            (12,409)       --           167,548
  (Repayments of obligations) reimbursements
    from parent...............................    (452,028)     --                400        --          (451,628)
                                                ----------       -----   -------------  ------------  ------------
Net cash provided by (used in) financing
  activities..................................       9,849         142        (12,009)         (142)       (2,160)
                                                ----------       -----   -------------  ------------  ------------
Effect of exchange rate changes on cash.......      --          --                (15)       --               (15)
                                                ----------       -----   -------------  ------------  ------------
Net (decrease) increase in cash and cash
  equivalents.................................      (5,515)        (64)         2,153           (68)       (3,494)
Cash and cash equivalents, beginning of
  period......................................      17,754         268            604        --            18,626
                                                ----------       -----   -------------  ------------  ------------
Cash and cash equivalents, end of period......  $   12,239   $     204    $     2,757    $      (68)   $   15,132
                                                ----------       -----   -------------  ------------  ------------
                                                ----------       -----   -------------  ------------  ------------
Supplemental disclosures:
  Interest paid...............................  $   46,040   $  --        $   --         $   --        $   46,040
  Income taxes paid...........................         147      --                 21        --               168
  Capital lease obligations incurred..........       2,227      --            --             --             2,227
  Capital lease obligations terminated........       1,587      --            --             --             1,587

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 29, 1996
                                 (IN THOUSANDS)

                                                  PARENT     GUARANTOR   NON-GUARANTOR
                                                 COMPANY    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                ----------  -----------  -------------  ------------  ------------
                    ASSETS
Current assets:
  Cash and cash equivalents...................  $   17,754   $     268    $       604    $   --        $   18,626
  Trade accounts receivable...................       4,765      --                227        --             4,992
  Inventories.................................      14,796          24            325        --            15,145
  Deferred income taxes.......................      12,366           9        --             --            12,375
  Prepaid expenses and other current assets...       4,805      --                517        (3,664)        1,658
                                                ----------       -----   -------------  ------------  ------------
Total current assets..........................      54,486         301          1,673        (3,664)       52,796
Investment in joint venture...................      --          --              4,500        --             4,500
Property and equipment, net...................     285,460         522            179        --           286,161
Intangibles and deferred costs, net...........      16,019      --            --             --            16,019
Investments in subsidiaries...................       3,531      --            --             (3,531)       --
Other assets..................................         650      --            --             --               650
                                                ----------       -----   -------------  ------------  ------------
Total assets..................................  $  360,146   $     823    $     6,352    $   (7,195)   $  360,126
                                                ----------       -----   -------------  ------------  ------------
                                                ----------       -----   -------------  ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term obli-
    gations...................................  $    7,642   $  --        $   --         $   --        $    7,642
  Accounts payable............................      20,773      --            --             --            20,773
  Accrued expenses............................      44,780         141          3,824        (3,664)       45,081
                                                ----------       -----   -------------  ------------  ------------
Total current liabilities.....................      73,195         141          3,824        (3,664)       73,496
Deferred income taxes.........................      48,793          11           (332)       --            48,472
Long-term obligations, less current
  maturities..................................     385,977      --            --             --           385,977
Other liabilities.............................      25,337      --            --             --            25,337
Stockholders' equity (deficit)................    (173,156)        671          2,860        (3,531)     (173,156)
                                                ----------       -----   -------------  ------------  ------------
Total liabilities and stockholders' equity
  (deficit)...................................  $  360,146   $     823    $     6,352    $   (7,195)   $  360,126
                                                ----------       -----   -------------  ------------  ------------
                                                ----------       -----   -------------  ------------  ------------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 29, 1996
                                 (IN THOUSANDS)

                                                 PARENT     GUARANTOR   NON-GUARANTOR
                                                COMPANY    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               ----------  -----------  -------------  -------------  ------------
Revenues.....................................  $  650,024   $     145     $     638      $  --         $  650,807
Costs and expenses:
  Cost of sales..............................     191,578          51           327         --            191,956
  Labor and benefits.........................     209,145         115        --             --            209,260
  Operating expenses and write-down of
    property and equipment...................     143,046      --               344         --            143,390
  General and administrative expenses........      41,061         106         1,554         --             42,721
  Depreciation and amortization..............      32,953           6            20         --             32,979
  Interest expense...........................      44,141      --            --             --             44,141
                                               ----------       -----   -------------       ------    ------------
Loss before benefit from (provision for)
  income taxes and equity in net loss of
  consolidated subsidiaries..................     (11,900)       (133)       (1,607)        --            (13,640)
Benefit from (provision for) income taxes....       5,594          (2)          276         --              5,868
                                               ----------       -----   -------------       ------    ------------
Loss before equity in net loss of
  consolidated subsidiaries..................      (6,306)       (135)       (1,331)        --             (7,772)
Equity in net loss of consolidated
  subsidiaries...............................      (1,466)     --            --              1,466         --
                                               ----------       -----   -------------       ------    ------------
Net loss.....................................  $   (7,772)  $    (135)    $  (1,331)     $   1,466     $   (7,772)
                                               ----------       -----   -------------       ------    ------------
                                               ----------       -----   -------------       ------    ------------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 29, 1996
                                 (IN THOUSANDS)

                                                 PARENT     GUARANTOR   NON-GUARANTOR
                                                COMPANY    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               ----------  -----------  -------------  -------------  ------------
Net cash provided by (used in) operating
  activities.................................  $   25,519   $     (38)    $     682      $  --         $   26,163
                                               ----------       -----   -------------       ------    ------------
Cash flows from investing activities:
  Purchases of property and equipment........     (24,043)     --              (174)        --            (24,217)
  Proceeds from sales of property and
    equipment................................       8,409      --            --             --              8,409
  Investments in joint venture...............      (4,500)     --            --             --             (4,500)
  Investments in consolidated subsidiaries...        (306)     --            --                306         --
                                               ----------       -----   -------------       ------    ------------
Net cash used in investing activities........     (20,440)     --              (174)           306        (20,308)
                                               ----------       -----   -------------       ------    ------------
Cash flows from financing activities:
  Contribution of capital....................      --             306        --               (306)        --
  Proceeds from exercise of stock purchase
    warrants.................................          22      --            --             --                 22
  Proceeds from borrowings...................      48,196      --            --             --             48,196
  Repayments of obligations..................     (59,215)     --            --             --            (59,215)
                                               ----------       -----   -------------       ------    ------------
Net cash (used in) provided by financing
  activities.................................     (10,997)        306        --               (306)       (10,997)
                                               ----------       -----   -------------       ------    ------------
Effect of exchange rate changes on cash......           5      --                73         --                 78
                                               ----------       -----   -------------       ------    ------------
Net (decrease) increase in cash and cash
  equivalents................................      (5,913)        268           581         --             (5,064)
Cash and cash equivalents, beginning of
  period.....................................      23,667      --                23         --             23,690
                                               ----------       -----   -------------       ------    ------------
Cash and cash equivalents, end of period.....  $   17,754   $     268     $     604      $  --         $   18,626
                                               ----------       -----   -------------       ------    ------------
                                               ----------       -----   -------------       ------    ------------
Supplemental disclosures:
  Interest paid..............................  $   36,000   $  --         $  --          $  --         $   36,000
  Capital lease obligations incurred.........       5,923          28        --             --              5,951
  Capital lease obligations terminated.......         128      --            --             --                128
  Issuance of common stock to lenders........          50      --            --             --                 50