Form 10-Q
period 1998-03-29
FRIENDLY ICE CREAM CORP
filed 1998-05-08
CIK 39135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended March 29, 1998

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the transition period from       to

                           Commission File No. 0-3930

                         FRIENDLY ICE CREAM CORPORATION

             (Exact name of registrant as specified in its charter)

     Massachusetts                   5812.00                      04-2053130
(State of Incorporation)    (Primary Standard Industrial      (I.R.S. Employer
                             Classification Code Number)     Identification No.)

                                1855 Boston Road
                         Wilbraham, Massachusetts 01095
                                 (413) 543-2400


          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at May 7, 1998
            -----                            --------------------------
  Common Stock, $.01 par value                    7,444,490 shares


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                               December 28,    March 29,
                                                                                   1997           1998
                                                                               ------------  -------------
                                                                                              (unaudited)

                                             ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                                      $ 15,132       $ 14,981
  Restricted cash                                                                   1,333          1,670
  Trade accounts receivable                                                         8,922          7,767
  Inventories                                                                      15,671         18,687
  Deferred income taxes                                                             8,831          8,831
  Prepaid expenses and other current assets                                         6,400          7,867
                                                                                 --------       --------
TOTAL CURRENT ASSETS                                                               56,289         59,803
INVESTMENT IN JOINT VENTURE                                                         2,970          2,654
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization          283,944        290,190
INTANGIBLES AND DEFERRED COSTS                                                     25,994         25,496
OTHER ASSETS                                                                        2,674          1,282
                                                                                 --------       --------
TOTAL ASSETS                                                                     $371,871       $379,425
                                                                                 --------       --------
                                                                                 --------       --------
                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

  Current maturities of long-term debt                                          $   2,875      $     764
  Current maturities of capital lease obligations                                   1,577          1,602
  Accounts payable                                                                 23,951         29,799
  Accrued salaries and benefits                                                    13,804         15,193
  Accrued interest payable                                                          2,607          7,900
  Insurance reserves                                                                7,248          7,281
  Other accrued expenses                                                           20,018         13,728
                                                                                 --------       --------
TOTAL CURRENT LIABILITIES                                                          72,080         76,267
                                                                                 --------       --------
DEFERRED INCOME TAXES                                                              42,393         39,958
CAPITAL LEASE OBLIGATIONS, less current maturities                                 11,341         10,941
LONG-TERM DEBT, less current maturities                                           299,084        309,075
OTHER LONG-TERM LIABILITIES                                                        33,334         33,273
STOCKHOLDERS' EQUITY (DEFICIT):

  Common stock                                                                         74             74
  Preferred stock                                                                      --             --
  Additional paid-in capital                                                      137,175        137,400
  Accumulated deficit                                                            (223,668)      (227,641)
  Cumulative translation adjustment                                                    58             78
                                                                                  --------      --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              (86,361)       (90,089)
                                                                                 --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                             $371,871       $379,425
                                                                                 --------       --------
                                                                                 --------       --------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                                               For the Three Months Ended
                                                                            ----------------------------------
                                                                               March 30,         March 29,
                                                                                  1997             1998
                                                                                  ----             ----
                                                                                       (unaudited)
REVENUES                                                                        $144,009         $151,674
COSTS AND EXPENSES:
  Cost of sales                                                                   41,526           46,241
  Labor and benefits                                                              49,526           50,252
  Operating expenses                                                              31,890           33,689
  General and administrative expenses                                             11,386           11,420
  Stock compensation expense                                                          --              225
  Write-down of property and equipment                                                --              100
  Depreciation and amortization                                                    8,071            7,956
                                                                                 -------          -------
OPERATING INCOME                                                                   1,610            1,791
Interest expense                                                                  11,076            7,883
Equity in net loss of joint venture                                                   --              316
                                                                                 -------          -------
LOSS BEFORE BENEFIT FROM INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                                           (9,466)          (6,408)
Benefit from income taxes                                                          3,881            2,435
                                                                                 -------          -------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                   (5,585)          (3,973)
Cumulative effect of change in accounting principle, net
of income tax expense of $1,554                                                    2,236               --
                                                                                 -------          -------
NET LOSS                                                                         $(3,349)         $(3,973)
                                                                                 -------          -------
                                                                                 -------          -------

BASIC AND DILUTED NET LOSS PER SHARE:
  Loss before cumulative effect of change in accounting
    principle                                                                     $(2.26)          $(0.53)
  Cumulative effect of change in accounting principle, net
    of income tax expense                                                            .91               --
                                                                                 -------          -------
  Net loss                                                                        $(1.35)          $(0.53)
                                                                                 -------          -------
                                                                                 -------          -------


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                      For the Three Months Ended
                                                                                  -----------------------------------
                                                                                     March 30,         March 29,
                                                                                       1997              1998
                                                                                       ----              ----
                                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $(3,349)          $(3,973)
  Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Cumulative effect of change in accounting principle                                (2,236)               --
    Stock compensation expense                                                             --               225
    Depreciation and amortization                                                       8,071             7,956
    Write-down of property and equipment                                                   --               100
    Deferred income tax benefit                                                        (3,924)           (2,435)
    Loss on asset retirements                                                             175             1,167
    Equity in net loss of joint venture                                                    --               316
    Changes in operating assets and liabilities -
      Trade accounts receivable                                                           921             1,155
      Inventories                                                                        (571)           (3,016)
      Other assets                                                                     (2,428)             (420)
      Accounts payable                                                                  1,576             5,848
      Accrued expenses and other long-term liabilities                                 (2,257)              364
                                                                                     --------          --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                    (4,022)            7,287
                                                                                     --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (2,743)          (15,066)
  Proceeds from sales of property and equipment                                           311               103
  Cash acquired from Restaurant Insurance Corporation, net of cash paid                   965                --
                                                                                     --------          --------
NET CASH USED IN INVESTING ACTIVITIES                                                  (1,467)          (14,963)
                                                                                     --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                             15,877            20,258
  Repayments of debt                                                                  (12,726)          (12,378)
  Repayments of capital lease and finance obligations                                  (1,646)             (375)
                                                                                     --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               1,505             7,505
                                                                                     --------          --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (16)               20
                                                                                     --------          --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (4,000)             (151)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         18,626            15,132
                                                                                     --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $14,626           $14,981
                                                                                     --------          --------
                                                                                     --------          --------
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                                       $10,084           $ 2,292
  Income taxes paid                                                                        --               113
  Capital lease obligations incurred                                                      897                --
  Issuance of note payable in connection with the acquisition of
    Restaurant Insurance Corporation                                                    1,000                --

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. BASIS OF PRESENTATION

         Interim Financial Information -

         The accompanying financial statements as of March 29, 1998 and for the first quarter ended March 30, 1997 and March 29, 1998 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company. Such adjustments consist solely of normal recurring accruals. Operating results for the quarters ended March 30, 1997 and March 29, 1998 are not necessarily indicative of the results that may be expected for the entire year, in part, due to the seasonality of the business. Historically, higher revenues and profits are experienced during the second and third fiscal quarters. The Company's Consolidated Financial Statements, including the notes thereto, which are contained in the 1997 Annual Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements.

         Inventories -

         Inventories are stated at the lower of first-in, first-out cost or market. Inventories at December 28, 1997 and March 29, 1998 were (in thousands):

                                                  December 28,           March 29,
                                                     1997                  1998
                                                     ----                  ----
Raw Materials                                        $2,011                $2,302
Goods in Process                                        136                   293
Finished Goods                                       13,524                16,092
                                                    -------               -------
Total                                               $15,671               $18,687
                                                    -------               -------
                                                    -------               -------


2. STOCK COMPENSATION EXPENSE

     In connection with the Company's recapitalization in November 1997, 312,575 shares of common stock were issued to certain directors and employees under the Company's restricted stock plan. The shares vest at 12.5% per year with accelerated vesting of an additional 12.5% per year if certain performance criteria are met. During the three months ended March 29, 1998, the Company recorded stock compensation expense of $225,000 related to such stock issuances.

3. BASIC AND DILUTED EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which established new standards for computing and presenting earnings per share. Additionally, on February 4, 1998, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 98 on computations of earnings per share, which changed the guidance on how common stock transactions prior to or in connection with an initial public offering are treated in earnings per share computations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and SAB No. 98 was effective on February 4, 1998. Accordingly, all period earnings per share data presented has been restated and all earnings per share data presented is in accordance with SFAS No. 128 and SAB No. 98.

     Weighted average common shares outstanding were 2,472,887 and 7,443,365 for the three months ended March 30, 1997 and March 29, 1998, respectively.

4. RESTAURANT PREOPENING COSTS

     In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets and is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged.

     Consistent with the practice of many restaurant entities, the Company defers its restaurant preopening costs and amortizes them over the twelve month period following the opening of each respective restaurant beginning in the first full month of operation. At December 28, 1997 and March 29, 1998, deferred preopening costs were approximately $363,000 and $323,000, respectively. The Company will implement the new policy as of the beginning of 1999. The implementation will involve the recognition of the cumulative effect of the change in accounting principle required by the new standard as a one-time charge against earnings, net of any related income tax effect, as of the beginning of 1999.

5. COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income (net income (loss) together with other non-owner changes in equity) and its components in a full set of general purpose financial statements. Effective December 28, 1997, the Company adopted SFAS No. 130. The Company's comprehensive income was not materially different than the Company's net loss for all periods presented. The only adjustment to the Company's net loss related to foreign currency translation, net of an income tax (benefit) expense of ($11,000) and $12,000 for the three months ended March 30, 1997 and March 29, 1998, respectively.

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The Company's Senior Notes are guaranteed by Friendly's Restaurants Franchise, Inc. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc. ("FII"), Friendly Holding (UK) Limited, Friendly Ice Cream (UK) Limited and Restaurant Insurance Corporation (collectively, the "Non-guarantor Subsidiaries"). Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of the subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principal elimination entries eliminate the Parent Company's investments in subsidiaries and intercompany balances and transactions.

               Supplemental Condensed Consolidating Balance Sheet
                             As of December 28, 1997
                                 (In thousands)

                                              Parent      Guarantor      Non-guarantor
                                              Company     Subsidiary     Subsidiaries      Eliminations    Consolidated
                                           ------------  -------------  ----------------  --------------  --------------
                  Assets
Current assets:

  Cash and cash equivalents                  $ 12,239        $  204          $ 2,757         $    (68)        $ 15,132

  Restricted cash                                  --            --            1,333               --            1,333

  Trade accounts receivable                     8,054           130              738               --            8,922

  Inventories                                  15,165            --              506               --           15,671

  Deferred income taxes                         8,831            --               --               --            8,831

  Prepaid expenses and other current
  assets                                        7,096         2,326            7,428          (10,450)           6,400
                                             --------      --------         --------         --------         --------
Total current assets                           51,385         2,660           12,762          (10,518)          56,289

Deferred income taxes                              --           479              352             (831)              --

Investment in joint venture                        --            --            2,970               --            2,970

Property and equipment, net                   283,749            --              195               --          283,944

Intangibles and deferred costs,  net           25,994            --               --               --           25,994

Investments in subsidiaries                     3,769            --               --           (3,769)              --

Other assets                                    1,754            --            8,528           (7,608)           2,674
                                             --------      --------         --------         --------         --------
Total assets                                 $366,651        $3,139          $24,807         $(22,726)        $371,871
                                             --------      --------         --------         --------         --------
                                             --------      --------         --------         --------         --------
   Liabilities and Stockholders' Equity
                (Deficit)
Current liabilities:

  Current maturitis of
  long-term obligations                      $  8,852        $   --          $    --         $ (4,400)        $  4,452

  Accounts payable                             23,951            --               --               --           23,951

  Accrued expenses                             36,820           885           12,090           (6,118)          43,677
                                             --------      --------         --------         --------         --------
Total current liabilities                      69,623           885           12,090          (10,518)          72,080

Deferred income taxes                          43,224            --               --             (831)          42,393

Long-term obligations, less current
maturities                                    318,033            --               --           (7,608)         310,425

Other liabilities                              22,132         1,409            9,793               --           33,334

Stockholders' equity (deficit)                (86,361)          845            2,924           (3,769)         (86,361)
                                             --------      --------         --------         --------         --------
Total liabilities and
stockholders' equity (deficit)               $366,651        $3,139          $24,807         $(22,726)        $371,871
                                             --------      --------         --------         --------         --------
                                             --------      --------         --------         --------         --------

          Supplemental Condensed Consolidating Statement of Operations
                    For the Three Months Ended March 30, 1997
                                 (In thousands)

                                              Parent      Guarantor      Non-guarantor
                                              Company     Subsidiary     Subsidiaries      Eliminations    Consolidated
                                           ------------  -------------  ----------------  --------------  --------------
Revenues                                     $143,911         $  --            $  98             $ --         $144,009
Costs and expenses:

  Cost of sales                                41,434            --               92               --           41,526

  Labor and benefits                           49,526            --               --               --           49,526

  Operating expenses                           31,882           101              (93)              --           31,890

  General and administrative expenses          11,133             9              244               --           11,386

  Depreciation and amortization                 8,071            --               --               --            8,071

  Interest expense                             11,079            --               (3)              --           11,076
                                             --------      --------         --------         --------         --------
Loss before benefit from income
taxes, cumulative effect of change
in accounting principle and
equity in net loss of
consolidated subsidiaries                      (9,214)         (110)            (142)              --           (9,466)

Benefit from income taxes                       3,778            45               58               --            3,881
                                             --------      --------         --------         --------         --------
Loss before cumulative effect of
change in accounting principle
and equity in net loss of
consolidated subsidiaries                      (5,436)          (65)             (84)              --           (5,585)

Cumulative effect of change in
accounting principle                            2,236            --               --               --            2,236
                                             --------      --------         --------         --------         --------
Loss before equity in net loss of
consolidated subsidiaries                      (3,200)          (65)             (84)              --           (3,349)

Equity in net loss of
consolidated subsidiaries                        (149)           --               --              149               --
                                             --------      --------         --------         --------         --------
Net loss                                     $ (3,349)        $ (65)           $ (84)            $149         $ (3,349)
                                             --------      --------         --------         --------         --------
                                             --------      --------         --------         --------         --------

          Supplemental Condensed Consolidating Statement of Cash Flows
                    For the Three Months Ended March 30, 1997
                                 (In thousands)

                                              Parent      Guarantor      Non-guarantor
                                              Company     Subsidiary     Subsidiaries      Eliminations    Consolidated
                                           ------------  -------------  ----------------  --------------  --------------
Net cash used in operating activities         $(3,380)        $(177)          $ (465)           $  --          $(4,022)
                                             --------      --------         --------         --------         --------
Cash flows from investing activities:
  Purchases of property and equipment          (2,724)           --              (19)              --           (2,743)

  Proceeds from sales of property
  and equipment                                   311            --               --               --              311

  Cash (paid) received in
  acquisition of Restaurant
  Insurance Corporation                        (1,300)           --            2,265               --              965

  Investments in consolidated
  subsidiaries                                   (109)           --               --              109               --
                                             --------      --------         --------         --------         --------
Net cash (used in) provided by investing
activities                                     (3,822)           --            2,246              109           (1,467)
                                             --------      --------         --------         --------         --------
Cash flows from financing activities:

  Contribution of capital                          --           109               --             (109)              --

  Proceeds from borrowings
 (advances to parent)                          17,177            --           (1,300)              --           15,877

  Repayments of obligations                   (14,372)           --               --               --          (14,372)
                                             --------      --------         --------         --------         --------
Net cash provided by (used in) financing
activities                                      2,805           109           (1,300)            (109)           1,505
                                             --------      --------         --------         --------         --------
Effect of exchange rate changes on
cash                                               --            --              (16)              --              (16)
                                             --------      --------         --------         --------         --------
Net (decrease) increase in cash and
cash equivalents                               (4,397)          (68)             465               --           (4,000)

Cash and cash equivalents, beginning
of period                                      17,754           268              604               --           18,626
                                             --------      --------         --------         --------         --------
Cash and cash equivalents, end of period      $13,357          $200           $1,069            $  --          $14,626
                                             --------      --------         --------         --------         --------
                                             --------      --------         --------         --------         --------
Supplemental disclosures:
  Interest paid                               $10,084         $  --            $  --             $ --          $10,084

  Capital lease obligations incurred              897            --               --               --              897

  Issuance of note payable in connection
  with the acquisition of Restaurant
  Insurance Corporation                         1,000            --               --               --            1,000


               Supplemental Condensed Consolidating Balance Sheet
                              As of March 29, 1998
                                 (In thousands)

                                              Parent      Guarantor      Non-guarantor
                                              Company     Subsidiary     Subsidiaries      Eliminations    Consolidated
                                           ------------  -------------  ----------------  --------------  --------------
                  Assets
Current assets:

  Cash and cash equivalents                  $ 12,067        $  446          $ 2,468          $    --         $ 14,981

  Restricted cash                                  --            --            1,670               --            1,670

  Trade accounts receivable                     6,905           126              736               --            7,767

  Inventories                                  18,180            --              507               --           18,687

  Deferred income taxes                         8,831            --               --               --            8,831

  Prepaid expenses and other current
   assets                                      11,544         2,066            6,324          (12,067)           7,867
                                             --------      --------         --------         --------         --------
Total current assets                           57,527         2,638           11,705          (12,067)          59,803

Deferred income taxes                              --           478              504             (982)              --

Investment in joint venture                        --            --            2,654               --            2,654

Property and equipment, net                   290,005            --              185               --          290,190

Intangibles and deferred costs, net            25,496            --               --               --           25,496

Investments in subsidiaries                     3,687            --               --           (3,687)              --

Other assets                                      363            --            8,528           (7,609)           1,282
                                             --------      --------         --------         --------         --------
Total assets                                 $377,078        $3,116          $23,576         $(24,345)        $379,425
                                             --------      --------         --------         --------         --------
                                             --------      --------         --------         --------         --------
  Liabilities and Stockholders' Equity
              (Deficit)
Current liabilities:

  Current maturities of
  long-term obligations                      $  6,766        $   --          $    --         $ (4,400)        $  2,366

  Accounts payable                             29,799            --               --               --           29,799

  Accrued expenses                             40,159           871           10,739           (7,667)          44,102
                                             --------      --------         --------         --------         --------
Total current liabilities                      76,724           871           10,739          (12,067)          76,267

Deferred income taxes                          40,841            --               99             (982)          39,958

Long-term obligations, less current
maturities                                    327,625            --               --           (7,609)         320,016

Other liabilities                              21,977         1,397            9,899               --           33,273

Stockholders' equity (deficit)                (90,089)          848            2,839           (3,687)         (90,089)
                                             --------      --------         --------         --------         --------
Total liabilities and
stockholders' equity (deficit)               $377,078        $3,116          $23,576         $(24,345)        $379,425
                                             --------      --------         --------         --------         --------
                                             --------      --------         --------         --------         --------


          Supplemental Condensed Consolidating Statement of Operations
                    For the Three Months Ended March 29, 1998
                                 (In thousands)

                                              Parent      Guarantor      Non-guarantor
                                              Company     Subsidiary     Subsidiaries      Eliminations    Consolidated
                                           ------------  -------------  ----------------  --------------  --------------
Revenues                                     $151,172          $303            $ 199            $  --         $151,674
Costs and expenses:

  Cost of sales                                46,065            --              176               --           46,241

  Labor and benefits                           50,252            --               --               --           50,252

  Operating expenses and
  write-down of property and
  equipment                                    33,798            --               (9)              --           33,789

  General and administrative expenses          11,022           300               98               --           11,420

  Stock compensation expense                      225            --               --               --              225

  Depreciation and
  amortization                                  7,946            --               10               --            7,956

  Interest expense                              8,118            --             (235)              --            7,883

Equity in net loss of joint  venture               --            --              316               --              316
                                             --------      --------         --------         --------         --------
(Loss) income before benefit from
(provision for) income  taxes and
equity in net loss of
consolidated subsidiaries                      (6,254)            3             (157)              --           (6,408)

Benefit from (provision for) income
taxes                                           2,383            (1)              53               --            2,435
                                             --------      --------         --------         --------         --------
(Loss) income before equity  in net
loss of consolidated  subsidiaries             (3,871)            2             (104)              --           (3,973)

Equity in net loss of
consolidated subsidiaries                        (102)           --               --              102               --
                                             --------      --------         --------         --------         --------
Net (loss) income                            $ (3,973)         $  2            $(104)            $102         $ (3,973)
                                             --------      --------         --------         --------         --------
                                             --------      --------         --------         --------         --------



          Supplemental Condensed Consolidating Statement of Cash Flows
                    For the Three Months Ended March 29, 1998
                                 (In thousands)

                                              Parent      Guarantor      Non-guarantor
                                              Company     Subsidiary     Subsidiaries      Eliminations    Consolidated
                                           ------------  -------------  ----------------  --------------  --------------
Net cash provided by operating activities    $  6,886          $242           $   91             $ 68         $  7,287
                                             --------      --------         --------         --------         --------
Cash flows from investing activities:
  Purchases of property and equipment         (15,066)           --               --               --          (15,066)

  Proceeds from sales of property
  and equipment                                   103            --               --               --              103
                                             --------      --------         --------         --------         --------
Net cash used in investing activities         (14,963)           --               --               --          (14,963)
                                             --------      --------         --------         --------         --------
Cash flows from financing activities:

  Dividend received (paid)                        400            --             (400)              --               --

  Proceeds from borrowings                     20,258            --               --               --           20,258

  Repayments of obligations                   (12,753)           --               --               --          (12,753)
                                             --------      --------         --------         --------         --------
Net cash provided by (used in) financing
activities                                      7,905            --             (400)              --            7,505
                                             --------      --------         --------         --------         --------
Effect of exchange rate changes on
cash                                               --            --               20               --               20
                                             --------      --------         --------         --------         --------
Net (decrease) increase in cash and
cash equivalents                                 (172)          242             (289)              68             (151)

Cash and cash equivalents, beginning
of period                                      12,239           204            2,757              (68)          15,132
                                             --------      --------         --------         --------         --------
Cash and cash equivalents, end of period      $12,067          $446           $2,468             $ --          $14,981
                                             --------      --------         --------         --------         --------
                                             --------      --------         --------         --------         --------

Supplemental disclosures:

  Interest paid                               $ 2,292          $ --            $  --             $ --         $  2,292

  Income taxes paid                                94            19               --               --              113


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

         Safe Harbor Statement

         Statements contained herein that are not historical facts constitute "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties which could cause results to differ materially from those anticipated. These factors include the Company's highly competitive business environment, weather impact on the Company's businesses, exposure to commodity prices, risks associated with the food service industry, the ability to retain and attract new employees, government regulations, the Company's high geographic concentration in the Northeast and conditions needed to meet re-imaging and new opening targets. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company's prospects in general are included in the Company's other filings with the Securities and Exchange Commission.

         Overview

         Friendly's owns and operates 658 restaurants, franchises 34 restaurants and distributes a full line of frozen dessert products. These products are distributed to Friendly's restaurants and through more than 5,000 supermarkets and other retail locations in 15 states. The restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

         Results of Operations

         The operating results of the Company expressed as a percentage of total revenues are set forth below:

                                                                         For the Three Months Ended
                                                                       ------------------------------
                                                                          March 30,       March 29,
                                                                             1997           1998
                                                                             ----           ----
                                                                                (unaudited)
           Revenues:
              Restaurant                                                    93.1%           89.2%
              Retail, institutional and other                                6.9             8.8
              Franchise                                                       --             2.0
                                                                          ------          ------
           Total revenues                                                  100.0           100.0
                                                                          ------          ------
           Costs and expenses:

              Cost of sales                                                 28.8            30.5
              Labor and benefits                                            34.4            33.1
              Operating expenses                                            22.2            22.2
              General and administrative expenses                            7.9             7.5
              Stock compensation expense                                      --             0.1
              Non-cash write-downs                                            --             0.1
              Depreciation and amortization                                  5.6             5.3
                                                                          ------          ------

           Operating income                                                  1.1             1.2
           Interest expense, net                                             7.7             5.2
           Equity in net loss of joint venture                                --             0.2
                                                                          ------          ------
           Loss before benefit from income taxes and
             cumulative effect of change in
             accounting principle                                           (6.6)           (4.2)
           Benefit from income taxes                                         2.7             1.7
           Cumulative effect of change in accounting
             principle, net of income tax
             expense                                                         1.6              --
                                                                          ------          ------
           Net loss                                                         (2.3)%          (2.5)%
                                                                          ------          ------
                                                                          ------          ------


                First Quarter 1998 Compared to First Quarter 1997

     Revenues - Total revenues increased $7.7 million, or 5.3%, to $151.7 million for the first quarter ended March 29, 1998 from $144.0 million for the same quarter in 1997. Restaurant revenues increased $1.2 million, or 0.9%, to $135.2 million in 1998 from $134.0 million in 1997. Comparable restaurant revenues increased 6.9%. The increase in restaurant revenues was due to the benefits associated with the reimaging of 113 restaurants, the opening of five new restaurants, the chainwide roll-out of a new Kid's menu and a mild winter in the Company's operating areas. These increases were partially offset by the closing of 17 under-performing restaurants and the July 1997 sale of 34 restaurants to DavCo Restaurants, Inc. ("DavCo") a franchisor of more than 230 Wendy's restaurants ("DavCo") in connection with the commencement of the Company's franchising program, which sale resulted in a $6.9 million reduction in restaurant revenues in the first quarter of 1998. Retail, institutional and other revenues increased by $3.5 million, or 35.0%, to $13.5 million for the first quarter of 1998 from $10.0 million for the same quarter in 1997. The increase was primarily due to a more effective sales promotion program. Franchise revenue was $3.0 million for the first quarter of 1998. There were no franchise revenues for the first quarter 1997. The increase is a result of the consummation of a long-term agreement on July 14, 1997 granting DavCo exclusive rights to operate, manage and develop Friendly's full-service restaurants in the franchising region of Maryland, Delaware, the District of Columbia and northern Virginia (the "DavCo Agreement").

     Cost of sales - Cost of sales increased $4.7 million, or 11.3%, to $46.2 million for the first quarter ended March 29, 1998 from $41.5 million for the same quarter in 1997. Cost of sales as a percentage of total revenues increased to 30.5% for the first quarter of 1998 from 28.8% for the same quarter in 1997. The higher food cost as a percentage of total revenue was primarily due to the increases in non-restaurant sales which carry a higher food cost than restaurant sales. This shift increased the cost of sales as a percentage of total revenue by 1.2%. The remaining 0.5% relates largely to additional restaurant promotional activity in the 1998 period.

     Labor and benefits - Labor and benefits increased $0.8 million, or 1.6%, to $50.3 million for the first quarter ended March 29, 1998 from $49.5 million for the same quarter in 1997. Labor and benefits as a percentage of total revenues decreased to 33.1% for the first quarter in 1998 from 34.4% for the same quarter in 1997. The decrease was due to an increase in retail, institutional and other revenues as a percent of total revenues as these revenues have no associated labor and benefits cost and lower workers' compensation insurance and pension costs.

     Operating expenses - Operating expenses increased $1.8 million, or 5.6%, to $33.7 million for the first quarter ended March 29, 1998 from $31.9 million for the same quarter in 1997. This increase was primarily due to higher retail selling expenses resulting in higher retail sales as discussed above. Operating expenses as a percentage of total revenues was 22.2% for both the first quarter in 1998 and 1997.

     General and administrative expenses - General and administrative expenses were $11.4 million for each of the first quarters in 1998 and 1997. General and administrative expenses as a percentage of total revenues decreased to 7.5% in the first quarter of 1998 from 7.9% in 1997.

     EBITDA - As a result of the above, EBITDA (earnings before interest, taxes, depreciation and amortization, stock compensation and other non-cash items) increased $0.4 million, or 4.1%, to $10.1 million for the first quarter ended

March 29, 1998 from $9.7 million for the same quarter in 1997. EBITDA as a percentage of total revenues was 6.7% for both the first quarter in 1998 and 1997.

     Stock compensation expense - Stock compensation expense represents stock compensation arising out of the vesting of certain shares of restricted stock previously issued to management. Stock compensation expense was $.2 million for the first quarter ended March 29, 1998. There was no stock compensation expense in the first quarter of 1997.

     Non-cash write-downs - Non-cash write-downs were $0.1 million for the first quarter ended March 29, 1998. There were no non-cash write-downs in the first quarter of 1997.

     Depreciation and amortization - Depreciation and amortization decreased $0.1 million, or 1.2%, to $8.0 million for the first quarter ended March 29, 1998 from $8.1 million for the same quarter in 1997. Depreciation and amortization as a percentage of total revenues decreased to 5.3% for the first quarter in 1998 from 5.6% in 1997. The decrease was due to the closing of 20 restaurants since the end of the first quarter ended March 30, 1997.

     Interest expense, net - Interest expense, net of capitalized interest and interest income, decreased by $3.2 million, or 28.8%, to $7.9 million for the first quarter ended March 29, 1998 from $11.1 million for the same quarter in 1997. The decrease in interest expense was due to the reduction of debt, including capital lease obligations, and interest rates associated with the Company's recapitalization in November 1997.

     Equity in net loss of joint venture - The equity in net loss of the China joint venture of $0.3 million in 1998 reflected the Company's 50% share of the China joint venture's net loss for such period. Sales for the joint venture were minimal during the 1998 period.

     Benefit from income taxes - The benefit from income taxes was $2.4 million, or 38%, in 1998 compared to a benefit of $3.9 million, or 41%, in 1997. The reduction in the effective tax rate is primarily the result of general business tax credits.

     Cumulative effect of change in accounting principle, net - In 1997, the Company revised the method used in determining the return-on-asset component of annual pension expense. The cumulative effect of this change was $2.2 million, net of income tax expense of $1.6 million.

     Net loss - Net loss was $4.0 million for the first quarter ended March 29, 1998 compared to a net loss of $3.3 million in 1997 for the reasons discussed above.

     Liquidity and Capital Resources

     The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $7.3 million in the first quarter ended March 29, 1998 compared to net cash used in operating activities of $4.0 million in the same quarter of 1997. During the three months ended March 29, 1998, inventories increased by approximately $3 million in preparation for restaurant promotional campaigns and anticipated increases in retail sales. Available borrowings under the revolving credit facility were $36 million as of March 29, 1998.

     Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent the Company's and its subsidiaries' debt instruments, if any, permit) are sources of cash. The amounts of debt financing that the Company will be able to incur under capital leases and for property and casualty insurance financing and the amount of asset sales by the Company are limited by the terms of its credit facility and Senior Notes.

     Net cash used in investing activities was $15.0 million in the first quarter ended March 29, 1998 and $1.5 million in the same quarter of 1997. Capital expenditures for restaurant operations, including capitalized leases, were approximately $15.1 million in the first quarter of 1998 and $3.6 million in the same quarter of 1997. Proceeds from the sale of property and equipment were $0.1 million and $0.3 million in 1998 and 1997, respectively.

     Net cash provided by financing activities was $7.5 million in the first quarter ended March 29, 1998 and $1.5 million in the same quarter of 1997.

     The Company had a working capital deficit of $16.5 million as of March 29, 1998. The Company is able to operate with a substantial working capital deficit because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

     The Company's credit facility imposes significant operating and financial restrictions on the Company's ability to, among other things, incur indebtedness, create liens, sell assets, engage in mergers or consolidations, pay dividends and engage in certain transactions with affiliates. The credit facility limits the amount which the Company may spend on capital expenditures and requires the Company to comply with certain financial covenants.

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

     The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's internal information systems are in the process of being replaced with fully-compliant new systems. The total cost of the software and implementation is estimated to be $2 - $3 million which will be capitalized as incurred. The new system implementation is expected to be completed by December 1999. The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

     The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the revolving credit facility will be sufficient to meet the Company's anticipated operating and capital requirements for the foreseeable future.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        27.1  Financial Data Schedule

(b) No report on Form 8-k was filed during the quarter ended March 29, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FRIENDLY ICE CREAM CORPORATION

May 5, 1998               By: /s/ George G. Roller
                              --------------------------------------
                              Name: George G. Roller
                              Title: Vice President, Finance,
                              Chief Financial Officer
                              and Treasurer