Form 10-Q
period 1998-06-28
FRIENDLY ICE CREAM CORP
filed 1998-08-11
CIK 39135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

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
                                 (413) 543-2400

          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




           Class                         Outstanding at August 11, 1998
           -----                         ------------------------------

Common Stock, $.01 par value                 7,454,600 shares


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                       December 28,     June 28,
                                                                          1997            1998
                                                                       ------------  -------------
                                         ASSETS                                       (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                          $  15,132     $  15,380
    Restricted cash                                                        1,333         1,514
    Trade accounts receivable                                              8,922         8,172
    Inventories                                                           15,671        19,919
    Deferred income taxes                                                  8,831         8,831
    Prepaid expenses and other current assets                              6,400         8,083
                                                                       ---------     ---------
TOTAL CURRENT ASSETS                                                      56,289        61,899

INVESTMENT IN JOINT VENTURE                                                2,970         2,300
PROPERTY AND EQUIPMENT, net                                              283,944       300,763
INTANGIBLES AND DEFERRED COSTS, net                                       25,994        25,103
OTHER ASSETS                                                               2,674         1,223
                                                                       ---------     ---------
TOTAL ASSETS                                                           $ 371,871     $ 391,288
                                                                       ---------     ---------
                                                                       ---------     ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current maturities of long-term debt                               $   2,875     $   1,547
    Current maturities of capital lease and finance obligations            1,577         1,801
    Accounts payable                                                      23,951        34,989
    Accrued salaries and benefits                                         13,804        15,549
    Accrued interest payable                                               2,607         2,607
    Insurance reserves                                                     7,248         6,249
    Other accrued expenses                                                20,018        14,706
                                                                       ---------     ---------
TOTAL CURRENT LIABILITIES                                                 72,080        77,448
                                                                       ---------     ---------

DEFERRED INCOME TAXES                                                     42,393        41,764
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities            11,341        10,915
LONG-TERM DEBT, less current maturities                                  299,084       315,739
OTHER LONG-TERM LIABILITIES                                               33,334        32,445

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                                              74            75
    Preferred stock                                                           --            --
    Additional paid-in capital                                           137,175       137,529
    Accumulated deficit                                                 (223,668)     (224,695)
    Cumulative translation adjustment                                         58            68
                                                                       ---------     ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (86,361)      (87,023)
                                                                       ---------     ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $ 371,871     $ 391,288
                                                                       ---------     ---------
                                                                       ---------     ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (In thousands, except per share data)



                                                                   For the Three Months Ended     For the Six Months Ended
                                                                   --------------------------     ------------------------
                                                                   June 29,         June 28,      June 29,      June 28,
                                                                     1997             1998          1997          1998
                                                                   ---------        ---------     ---------     ---------

REVENUES                                                           $ 178,819        $ 178,746     $ 322,828     $ 330,420

COSTS AND EXPENSES:
    Cost of sales                                                     50,660           52,765        92,186        99,006
    Labor and benefits                                                55,372           53,635       104,898       103,887
    Operating expenses                                                39,518           40,298        71,408        73,987
    General and administrative expenses                               11,085           10,630        22,471        22,050
    Stock compensation expense                                          --                129          --             354
    Write-down of property and equipment                                 347               68           347           168
    Depreciation and amortization                                      8,330            8,129        16,401        16,085
                                                                   ---------        ---------     ---------     ---------

OPERATING INCOME                                                      13,507           13,092        15,117        14,883

Interest expense                                                      11,162            7,986        22,238        15,869
Equity in net loss of joint venture                                      743              354           743           670
                                                                   ---------        ---------     ---------     ---------

INCOME (LOSS) BEFORE (PROVISION FOR)
BENEFIT FROM INCOME TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                               1,602            4,752        (7,864)       (1,656)


(Provision for) benefit from income taxes                               (657)          (1,806)        3,224           629
                                                                   ---------        ---------     ---------     ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                     945            2,946        (4,640)       (1,027)

Cumulative effect of change in accounting principle, net of
income tax expense of $1,554                                            --               --           2,236           --
                                                                   ---------        ---------     ---------     ---------
NET INCOME (LOSS)                                                  $     945        $   2,946     $  (2,404)    $  (1,027)
                                                                   ---------        ---------     ---------     ---------
                                                                   ---------        ---------     ---------     ---------

BASIC NET INCOME (LOSS) PER SHARE:
    Income (loss) before cumulative effect of change in
    accounting principle                                           $     .38        $     .40     $   (1.88)    $    (.14)
    Cumulative effect of change in accounting principle, net of
    income tax expense                                                  --               --             .91          --
                                                                   ---------        ---------     ---------     ---------
    Net income (loss)                                              $     .38        $     .40     $    (.97)    $    (.14)
                                                                   ---------        ---------     ---------     ---------
                                                                   ---------        ---------     ---------     ---------

DILUTED NET INCOME (LOSS) PER SHARE:
    Income (loss) before cumulative effect of change in
    accounting principle                                           $     .38        $     .39     $   (1.88)    $    (.14)
    Cumulative effect of change in accounting principle, net of
    income tax expense                                                  --                              .91
                                                                   ---------        ---------     ---------     ---------
    Net income (loss)                                              $     .38        $     .39     $    (.97)    $    (.14)
                                                                   ---------        ---------     ---------     ---------
                                                                   ---------        ---------     ---------     ---------

WEIGHTED AVERAGE SHARES:

    Basic                                                              2,473            7,450         2,473         7,447
                                                                   ---------        ---------     ---------     ---------
                                                                   ---------        ---------     ---------     ---------
    Diluted                                                            2,473            7,486         2,473         7,447
                                                                   ---------        ---------     ---------     ---------
                                                                   ---------        ---------     ---------     ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FRIENDLY ICE CREAM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)

                                   (Unaudited)

                          (Dollar amounts in thousands)




                                   Common Stock             Additional                        Cumulative
                           ----------------------------      Paid-in          Accumulated     Translation
                           Shares              Amount        Capital            Deficit       Adjustment       Total
                           ------             ---------      ------             -------       ----------      -------
Balance,
December 28, 1997           7,441,290          $74           $137,175          $(223,668)          $58        $(86,361)

Net loss                                                                          (1,027)                       (1,027)

Restricted stock
compensation expense
related to new shares
issued                        13,310            1                 15                                                16

Restricted stock
compensation expense
related to original
shares issued                                                    339                                               339

Translation adjustment                                                                              10              10
                            ---------          ----          --------          ---------           ----       --------


Balance,
June 28, 1998               7,454,600          $ 75          $137,529          $(224,695)           $68       $(87,023)
                            ---------          ----          --------          ---------           ----       --------
                            ---------          ----          --------          ---------           ----       --------




The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (In thousands)


                                                                                                          For the Six Months Ended
                                                                                                          ------------------------
                                                                                                           June 29,      June 28,
                                                                                                             1997          1998
                                                                                                           --------      --------
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                                          $ (2,404)    $ (1,027)

         Adjustments to reconcile net loss to net cash provided by operating activities:
            Cumulative effect of change in accounting principle                                              (2,236)        --
            Stock compensation expense                                                                         --            354
            Depreciation and amortization                                                                    16,401       16,085
            Write-down of property and equipment                                                                347          168
            Deferred income tax benefit                                                                      (3,224)        (629)
            Loss on asset retirements                                                                           777        1,091
            Equity in net loss of joint venture                                                                 743          670
            Changes in operating assets and liabilities:
               Trade accounts receivable                                                                     (1,015)         750
               Inventories                                                                                   (2,345)      (4,248)
               Other assets                                                                                  (3,199)        (543)
               Accounts payable                                                                               5,499       11,038
               Accrued expenses and other long-term liabilities                                                 281       (5,455)
                                                                                                           --------     --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                9,625       18,254
                                                                                                           --------     --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                                                 (8,810)     (33,936)
         Proceeds from sales of property and equipment                                                          919        1,402
         Proceeds from sales and maturities of investment securities                                             73         --
         Cash acquired from Restaurant Insurance Corporation, net of cash paid                                  965         --
         Advances to joint venture                                                                           (1,400)        --
                                                                                                           --------     --------
     NET CASH USED IN INVESTING ACTIVITIES                                                                   (8,253)     (32,534)
                                                                                                           --------     --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from borrowings                                                                            29,191       39,258
         Repayments of debt                                                                                 (28,893)     (23,931)
         Repayments of capital lease and finance obligations                                                 (3,395)        (810)
                                                                                                           --------     --------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                                     (3,097)      14,517
                                                                                                           --------     --------

     EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                     (2)          11
                                                                                                           --------     --------

     NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                    (1,727)         248

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                          18,626       15,132
                                                                                                           --------     --------

     CASH AND CASH EQUIVALENTS, END OF PERIOD                                                              $ 16,899     $ 15,380
                                                                                                           --------     --------
                                                                                                           --------     --------


     SUPPLEMENTAL DISCLOSURES:
         Interest paid                                                                                     $ 20,063     $ 15,334
         Income taxes paid                                                                                     --            374
         Capital lease obligations incurred                                                                   2,057          608
         Issuance  of  note  payable  in  connection  with  the  acquisition  of  Restaurant  Insurance
         Corporation                                                                                          1,000         --


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

         Interim Financial Information -

         The accompanying financial statements as of June 28, 1998 and for the periods ended June 29, 1997 and June 28, 1998 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the financial position and the results of operations and cash flows of Friendly Ice Cream Corporation and subsidiaries (the Company). Such adjustments consist solely of normal recurring accruals. Operating results for the three and six month periods ended June 29, 1997 and June 28, 1998 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the business. Historically, higher revenues and profits are experienced during the second and third fiscal quarters. The Company's Consolidated Financial Statements, including the notes thereto, which are contained in the 1997 Annual Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements.

         Inventories -

         Inventories are stated at the lower of first-in, first-out cost or market. Inventories at December 28, 1997 and June 28, 1998 were (in thousands):


                                          December 28,              June 28,
                                              1997                    1998
                                           ---------               ---------
 Raw materials                               $ 2,011                 $ 3,069
 Goods in process                                136                     146
 Finished goods                               13,524                  16,704
                                           ---------               ---------
 Total                                       $15,671                 $19,919
                                           ---------               ---------
                                           ---------               ---------


2.  STOCK COMPENSATION EXPENSE

         In connection with the Company's recapitalization in November 1997, 312,575 shares of common stock were issued to certain directors and employees under the Company's restricted stock plan. In 1998, the Company issued an additional 13,310 shares under the restricted stock plan. The shares vest at 12.5% per year with accelerated vesting of an additional 12.5% per year if certain performance criteria are met. During the three months and six months ended June 28, 1998, the Company recorded stock compensation expense of approximately $129,000 and $354,000, respectively, related to such stock issuances. The Company is recognizing compensation cost over the estimated vesting period. There was no stock compensation expense for the same periods of 1997.

3.  EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which established new standards for computing and presenting earnings per share. Additionally, on February 4, 1998, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 98 on computations of earnings per share, which changed the guidance on how common stock transactions prior to or in connection with an initial public offering are treated in earnings per share computations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and SAB No. 98 was effective on February 4, 1998. Accordingly, all period earnings per share data presented have been restated and all earnings per share data presented are in accordance with SFAS No. 128 and SAB No.
98.

         Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options that are assumed exercised for calculation purposes.

         Presented below is the reconciliation between basic earnings per share and diluted earnings per share for the three months and six months ended June 29, 1997 and June 28, 1998 (in thousands, except per share data).


                                       For the Three Months Ended
                                       --------------------------
                                   Basic                       Diluted
                                   -----                       -------
                             June 29, 1997  June 28,1998   June 29,1997  June 28, 1998
                             -------------  ------------  -------------  -------------

Net income (loss)
applicable to common
stock                            $  945        $2,946        $  945        $2,946
                                 ------        ------        ------        ------
                                 ------        ------        ------        ------
Average number of
common shares
outstanding during
the period                        2,473         7,450         2,473         7,450

Adjustments:
Exercise of stock options          --            --            --              36
                                 ------        ------        ------        ------

Average number of
shares outstanding                2,473         7,450         2,473         7,486
                                 ------        ------        ------        ------
                                 ------        ------        ------        ------
Net income (loss)
per common share                 $  .38        $  .40        $  .38        $  .39
                                 ------        ------        ------        ------
                                 ------        ------        ------        ------




                                             For the Six Months Ended
                                             ------------------------
                                         Basic                       Diluted
                                         -----                       -------
                            June 29, 1997  June 28, 1998 June 29, 1997  June 28, 1998
                            -------------  ------------  -------------  -------------

Net income (loss)
applicable to common
stock                          $(2,404)      $(1,027)      $(2,404)      $(1,027)
                               -------       -------       -------       -------
                               -------       -------       -------       -------
Average number of
common shares
outstanding during
the period                       2,473         7,447         2,473         7,447

Adjustments:
Exercise of stock options         --            --            --            --
                               -------       -------       -------       -------

Average number of
shares outstanding               2,473         7,447         2,473         7,447
                               -------       -------       -------       -------
                               -------       -------       -------       -------

Net income (loss)
per common share               $  (.97)      $  (.14)      $  (.97)      $  (.14)
                               -------       -------       -------       -------
                               -------       -------       -------       -------



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

         Consistent with the practice of many restaurant entities, the Company defers its restaurant preopening costs and amortizes them over the twelve-month period following the opening of each respective restaurant beginning in the first full month of operation. At December 28, 1997 and June 28, 1998, deferred preopening costs were approximately $363,000 and $321,000, respectively. The Company will implement the new policy as of the beginning of 1999. The implementation will involve the recognition of the cumulative effect of the change in accounting principle required by the new standard as a one-time charge against earnings, net of any related income tax effect, as of the beginning of 1999.

5.  COMPREHENSIVE INCOME

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income (net income (loss) together with other non-owner changes in equity) and its components in a full set of general purpose financial statements.

         The following table illustrates comprehensive income (loss) (in thousands):



                                                    For the Three Months Ended         For the Six Months Ended
                                                    --------------------------         ------------------------
                                                  June 29, 1997     June 28, 1998  June 29, 1997   June 28, 1998
                                                 -------------    ------------     -------------  ---------------

 Net income (loss)                                    $   945        $ 2,946         $(2,404)        $(1,027)
                                                      -------        -------         -------         -------

 Other comprehensive income (loss), net of tax
       Currency translation effects                         8             (6)             (1)              6
       Unrealized gain on investment                       28           --                28            --
                                                      -------        -------         -------         -------
 Other comprehensive income (loss)                         36             (6)             27               6
                                                      -------        -------         -------         -------

 Comprehensive income (loss)                          $   981        $ 2,940         $(2,377)        $(1,021)
                                                      -------        -------         -------         -------
                                                      -------        -------         -------         -------


6.  PENSION AND OTHER POSTRETIREMENT BENEFITS

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which becomes effective for financial statements for fiscal years beginning after December 15, 1997. The Company is currently evaluating the necessary disclosures associated with the new pronouncement.

7.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND FOR HEDGING ACTIVITIES

         In July 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities", which becomes effective for financial statements for fiscal years beginning after June 15, 1999. The statement requires that every derivative be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounts criteria are met. The Company is currently evaluating the impact of SFAS 133 on its financial reporting practices.

8.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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


               Supplemental Condensed Consolidating Balance Sheet
                             As of December 28, 1997
                                 (In thousands)

                                          Parent    Guarantor   Non-guarantor
                                          Company   Subsidiary  Subsidiaries   Eliminations  Consolidated
                                         --------   ----------  -------------  ------------  ------------
                 Assets
Current assets:
    Cash and cash equivalents            $ 12,239   $    204      $  2,757      $    (68)      $ 15,132
    Restricted cash                          --         --           1,333          --            1,333
    Trade accounts receivable               8,054        130           738          --            8,922
    Inventories                            15,165       --             506          --           15,671
    Deferred income taxes                   8,831       --            --            --            8,831
    Prepaid expenses and other current
    assets                                  7,096      2,326         7,428       (10,450)         6,400
                                         --------   --------      --------      ---------      --------
Total current assets                       51,385      2,660        12,762       (10,518)        56,289

Deferred income taxes                        --          479           352          (831)          --
Investment in joint venture                  --         --           2,970          --            2,970
Property and equipment, net               283,749       --             195          --          283,944
Intangibles and deferred costs, net        25,994       --            --            --           25,994
Investments in subsidiaries                 3,769       --            --          (3,769)          --
Other assets                                1,754       --           8,528        (7,608)         2,674
                                         --------   --------      --------      ---------      --------
Total assets                             $366,651   $  3,139      $ 24,807      $(22,726)      $371,871
                                         --------   --------      --------      ---------      --------
                                         --------   --------      --------      ---------      --------

      Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Current maturities of long-term
    obligations                        $   8,852    $     --      $     --      $  (4,400)     $  4,452
    Accounts payable                      23,951          --            --             --        23,951
    Accrued expenses                      36,820         885        12,090         (6,118)       43,677
                                         --------   --------      --------      ---------      --------
Total current liabilities                 69,623         885        12,090        (10,518)       72,080

Deferred income taxes                     43,224          --            --           (831)       42,393
Long-term obligations, less current
maturities                               318,033          --            --         (7,608)      310,425
Other liabilities                         22,132       1,409         9,793           --          33,334
Stockholders' equity (deficit)           (86,361)        845         2,924         (3,769)      (86,361)
                                         --------   --------      --------      ---------      --------
Total liabilities and stockholders'
 equity (deficit)                      $ 366,651    $  3,139      $ 24,807      $ (22,726)     $371,871
                                         --------   --------      --------      ---------      --------
                                         --------   --------      --------      ---------      --------

          Supplemental Condensed Consolidating Statement of Operations

                    For the Three Months Ended June 29, 1997

                                   (Unaudited)

                                 (In thousands)

                                              Parent       Guarantor   Non-guarantor
                                              Company     Subsidiary    Subsidiaries   Eliminations  Consolidated
                                             --------     ----------   -------------  ------------  ------------

Revenues                                     $ 178,619    $    --      $     200      $    --        $ 178,819
Costs and expenses:
    Cost of sales                               50,537         --            123           --           50,660
    Labor and benefits                          55,372         --           --             --           55,372
    Operating  expenses and write-down of
    property and equipment                      40,105         (101)        (139)          --           39,865
    General and administrative expenses         10,704          133          248           --           11,085
    Depreciation and amortization                8,330         --           --             --            8,330
    Interest expense (income)                   11,189         --            (27)          --           11,162
    Equity in net loss of joint venture           --           --            743           --              743
                                             ---------    ----------   -----------    ---------      ---------

Income (loss) before provision for
income taxes and equity in net loss of
consolidated subsidiaries                        2,382          (32)        (748)          --            1,602

Provision for income taxes                        (435)         (45)        (177)          --             (657)
                                             ---------    ----------   -----------    ---------      ---------
Income (loss) before equity in net loss
of consolidated subsidiaries                     1,947          (77)        (925)          --              945

Equity in net loss of consolidated
subsidiaries                                    (1,002)        --           --            1,002           --
                                             ---------    ----------   -----------    ---------      ---------
Net income (loss)                            $     945    $     (77)   $    (925)     $   1,002      $     945
                                             ---------    ----------   -----------    ---------      ---------
                                             ---------    ----------   -----------    ---------      ---------



          Supplemental Condensed Consolidating Statement of Operations

                     For the Six Months Ended June 29, 1997

                                   (Unaudited)

                                 (In thousands)

                                              Parent      Guarantor  Non-guarantor
                                              Company    Subsidiary   Subsidiaries  Eliminations  Consolidated
                                             --------    ----------  -------------  ------------  ------------


Revenues                                     $ 322,530   $    --      $     298     $    --       $ 322,828
Costs and expenses:
    Cost of sales                               91,971        --            215          --          92,186
    Labor and benefits                         104,898        --           --            --         104,898
    Operating expenses and write-down of
    property and equipment                      71,987        --           (232)         --          71,755
    General and administrative expenses         21,837         142          492          --          22,471
    Depreciation and amortization               16,401        --           --            --          16,401
    Interest expense (income)                   22,268        --            (30)         --          22,238
    Equity in net loss of joint venture           --          --            743          --             743
                                             ---------   ---------    ---------     ---------     ---------

Loss before benefit from (provision for)
income taxes, cumulative effect of
change in accounting principle and
equity in net loss of consolidated
subsidiaries                                    (6,832)       (142)        (890)         --          (7,864)

Benefit from (provision for) income taxes        3,343        --           (119)         --           3,224
                                             ---------   ---------    ---------     ---------     ---------

Loss before cumulative effect of change
in accounting principle and equity in
net loss of consolidated subsidiaries           (3,489)       (142)      (1,009)         --          (4,640)

Cumulative effect of change in
accounting principle                             2,236        --           --            --           2,236
                                             ---------   ---------    ---------     ---------     ---------

Loss before equity in net loss of
consolidated subsidiaries                       (1,253)       (142)      (1,009)         --          (2,404)

Equity in net loss of consolidated
subsidiaries                                    (1,151)       --           --           1,151          --
                                             ---------   ---------    ---------     ---------     ---------

Net loss                                     $  (2,404)  $    (142)   $  (1,009)    $   1,151     $  (2,404)
                                             ---------   ---------    ---------     ---------     ---------
                                             ---------   ---------    ---------     ---------     ---------


          Supplemental Condensed Consolidating Statement of Cash Flows

                     For the Six Months Ended June 29, 1997

                                   (Unaudited)

                                 (In thousands)

                                              Parent      Guarantor  Non-guarantor
                                              Company    Subsidiary   Subsidiaries  Eliminations  Consolidated
                                             --------    ----------  -------------  ------------  ------------

Net cash provided by (used in) operating
activities                                   $ 10,283    $   (208)   $   (450)      $  --         $  9,625
                                             --------    --------    --------       -------       ----------

Cash flows from investing activities:
     Purchases of property and equipment       (8,767)       --           (43)         --           (8,810)
     Proceeds from sales of property and
     equipment                                    919        --          --            --              919
     Proceeds  from sales and  maturities
     of investment securities                                --            73                           73
     Cash (paid) received in acquisition
     of Restaurant Insurance Corporation       (1,300)       --         2,265          --              965
     Advances to Joint Venture                 (1,400)       --          --            --           (1,400)
     Investments in consolidated
     subsidiaries                                (142)       --          --           142             --
                                             --------    --------    --------       -------       ----------
Net cash (used in) provided by investing
activities                                    (10,690)       --         2,295         142           (8,253)
                                             --------    --------    --------       -------       ----------
Cash flows from financing activities:
   Contribution of capital                       --           142        --          (142)            --
   Proceeds from borrowings  (advances to
   parent)                                     30,491        --        (1,300)         --           29,191
   Repayments of obligations                  (32,288)       --          --            --          (32,288)
                                             --------    --------    --------       -------       ----------
Net cash (used in) provided by financing
activities                                     (1,797)        142      (1,300)       (142)          (3,097)
                                             --------    --------    --------       -------       ----------

Effect of exchange rate changes on cash          --          --            (2)         --               (2)
                                             --------    --------    --------       -------       ----------

Net (decrease) increase in cash and cash
equivalents                                    (2,204)        (66)        543          --           (1,727)

Cash and cash  equivalents,  beginning of
period                                         17,754         268         604          --           18,626
                                             --------    --------    --------       -------       ----------

Cash and cash equivalents, end of period     $ 15,550    $    202    $  1,147     $    --         $ 16,899
                                             --------    --------    --------       -------       ----------
                                             --------    --------    --------       -------       ----------
Supplemental disclosures:

   Interest paid                             $ 20,063    $   --      $   --       $    --         $ 20,063
   Capital lease obligations incurred           2,057        --          --            --            2,057
   Issuance of note payable in
   connection with the acquisition of
   Restaurant Insurance Corporation             1,000        --          --            --            1,000


               Supplemental Condensed Consolidating Balance Sheet

                               As of June 28, 1998

                                   (Unaudited)

                                 (In thousands)

                                              Parent      Guarantor  Non-guarantor
                                              Company    Subsidiary   Subsidiaries  Eliminations  Consolidated
                                             --------    ----------  -------------  ------------  ------------
                 Assets

Current assets:
    Cash and cash equivalents                  $  12,809  $     137   $   2,434          --       $  15,380
    Restricted cash                                 --         --         1,514          --           1,514
    Trade accounts receivable                      7,348        231         593          --           8,172
    Inventories                                   19,394       --           525          --          19,919
    Deferred income taxes                          8,831       --          --            --           8,831
    Prepaid expenses and other current
    assets                                        11,860      1,698       5,151     $ (10,626)        8,083
                                               ---------  ---------   ---------     ---------     ---------

Total current assets                              60,242      2,066      10,217       (10,626)       61,899

Deferred income taxes                               --          456         648        (1,104)         --
Investment in joint venture                         --         --         2,300          --           2,300
Property and equipment, net                      300,589       --           174          --         300,763
Intangibles and deferred costs, net               25,103       --          --            --          25,103
Investments in subsidiaries                        3,571       --          --          (3,571)         --
Other assets                                         299       --         8,532        (7,608)        1,223
                                               ---------  ---------   ---------     ---------     ---------

Total assets                                   $ 389,804  $   2,522   $  21,871     $ (22,909)    $ 391,288
                                               ---------  ---------   ---------     ---------     ---------
                                               ---------  ---------   ---------     ---------     ---------

      Liabilities and Stockholders'
       Equity (Deficit)

Current liabilities:
    Current maturities of long-term
    obligations                                $   7,748  $    --     $    --       $  (4,400)    $   3,348
    Accounts payable                              34,989       --          --            --          34,989
    Accrued expenses                              35,752        254       9,331        (6,226)       39,111
                                               ---------  ---------   ---------     ---------     ---------
Total current liabilities                         78,489        254       9,331       (10,626)       77,448
Deferred income taxes                             42,868       --          --          (1,104)       41,764
Long-term obligations, less current
maturities                                       334,262       --          --          (7,608)      326,654
Other liabilities                                 21,208      1,384       9,853          --          32,445
Stockholders' equity (deficit)                   (87,023)       884       2,687        (3,571)      (87,023)
                                               ---------  ---------   ---------     ---------     ---------
Total liabilities and stockholders'
equity (deficit)                               $ 389,804  $   2,522   $  21,871     $ (22,909)    $ 391,288
                                               ---------  ---------   ---------     ---------     ---------
                                               ---------  ---------   ---------     ---------     ---------


          Supplemental Condensed Consolidating Statement of Operations

                    For the Three Months Ended June 28, 1998

                                   (Unaudited)

                                 (In thousands)


                                            Parent       Guarantor    Non-guarantor
                                            Company      Subsidiary   Subsidiaries      Eliminations   Consolidated
                                            -------      ----------   ------------      ------------   ------------


Revenues                                    $ 178,318    $     363    $      65         $    --        $ 178,746
Costs and expenses:
    Cost of sales                              52,702         --             63              --           52,765
    Labor and benefits                         53,635         --           --                --           53,635
    Operating expenses and write-down of
    property and equipment                     40,386         --            (20)             --           40,366
    General and administrative expenses        10,244          304           82              --           10,630
    Stock compensation expense                    129         --           --                --              129
    Depreciation and amortization               8,119         --             10              --            8,129
    Interest expense (income)                   8,219         --           (233)             --            7,986
    Equity in net loss of joint venture          --           --            354              --              354
                                            ---------    ---------    ---------         ---------      ---------

Income (loss) before (provision for)
benefit from income taxes and equity in
net loss of consolidated subsidiaries           4,884           59         (191)             --            4,752

(Provision for) benefit from income taxes      (1,831)         (22)          47              --           (1,806)
                                            ---------    ---------    ---------         ---------      ---------


Income (loss) before equity in net loss
of consolidated subsidiaries                    3,053           37         (144)             --            2,946

Equity in net loss of consolidated
subsidiaries                                     (107)        --           --                 107           --
                                            ---------    ---------    ---------         ---------      ---------

Net income (loss)                           $   2,946    $      37    $    (144)        $     107      $   2,946
                                            ---------    ---------    ---------         ---------      ---------
                                            ---------    ---------    ---------         ---------      ---------

          Supplemental Condensed Consolidating Statement of Operations

                     For the Six Months Ended June 28, 1998

                                   (Unaudited)

                                 (In thousands)

                                             Parent      Guarantor    Non-guarantor
                                             Company     Subsidiary   Subsidiaries    Eliminations   Consolidated
                                             -------     ----------   ------------    ------------   ------------
Revenues                                    $ 329,490    $     666    $     264       $              $ 330,420
Costs and expenses:
    Cost of sales                              98,767         --            239            --           99,006
    Labor and benefits                        103,887         --           --              --          103,887
    Operating expenses and write-down of
    property and equipment                     74,184         --            (29)           --           74,155
    General and administrative expenses        21,266          604          180            --           22,050
    Stock compensation expense                    354         --           --              --              354
    Depreciation and amortization              16,065         --             20            --           16,085
    Interest expense (income)                  16,337         --           (468)           --           15,869
    Equity in net loss of joint venture          --           --            670            --              670
                                            ---------    ---------    ---------       ------------   ---------

(Loss) income before benefit from
(provision for) income taxes and equity
in net loss of consolidated subsidiaries       (1,370)          62         (348)           --           (1,656)

Benefit from (provision for) income taxes         552          (23)         100            --              629
                                            ---------    ---------    ---------       ------------   ---------

(Loss) income before equity in net loss
of consolidated subsidiaries                     (818)          39         (248)           --           (1,027)

Equity in net loss of consolidated
subsidiaries                                     (209)        --           --               209           --
                                            ---------    ---------    ---------       ------------   ---------
Net (loss) income                           $  (1,027)   $      39    $    (248)      $     209      $  (1,027)
                                            ---------    ---------    ---------       ------------   ---------
                                            ---------    ---------    ---------       ------------   ---------

          Supplemental Condensed Consolidating Statement of Cash Flows

                     For the Six Months Ended June 28, 1998

                                   (Unaudited)

                                 (In thousands)


                                           Parent      Guarantor   Non-guarantor
                                           Company     Subsidiary  Subsidiaries     Eliminations    Consolidated
                                           -------     ----------  ------------     ------------    ------------

Net cash provided by (used in) operating
activities                                 $ 18,187    $    (67)   $     66          $     68       $ 18,254
                                           --------    --------    --------          --------       --------
Cash flows from investing activities:
   Purchases of property and equipment      (33,936)       --          --                --          (33,936)
   Proceeds from sales of property and
   equipment                                  1,402        --          --                --            1,402
                                           --------    --------    --------          --------       --------
Net cash used in investing activities       (32,534)       --          --                --          (32,534)
                                           --------    --------    --------          --------       --------

Cash flows from financing activities:

   Dividend received (paid)                     400        --          (400)             --             --
   Proceeds from borrowings                  39,258        --          --                --           39,258
   Repayments of obligations                (24,741)       --          --                --          (24,741)
                                           --------    --------    --------          --------       --------
Net cash provided by (used in) financing
activities                                   14,917        --          (400)             --           14,517
                                           --------    --------    --------          --------       --------

Effect of exchange rate changes on cash        --          --            11              --               11
                                           --------    --------    --------          --------       --------

Net increase (decrease) in cash and cash
equivalents                                     570         (67)       (323)               68            248

Cash and cash equivalents, beginning of
period                                       12,239         204       2,757               (68)        15,132
                                           --------    --------    --------          --------       --------

Cash and cash equivalents, end of period   $ 12,809    $    137    $  2,434          $   --         $ 15,380
                                           --------    --------    --------          --------       --------
                                           --------    --------    --------          --------       --------

Supplemental disclosures:

     Interest paid (received)              $ 15,859    $   --      $   (525)         $   --         $ 15,334
     Income taxes (received) paid              (771)        810         335              --              374
     Capital lease and finance
     obligations incurred                       608        --          --                --              608


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 28, 1998 AND
        JUNE 29, 1997

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

         Overview

         Friendly's owns and operates 651 restaurants, franchises 34 restaurants and 3 cafes and distributes a full line of frozen dessert products. These products are distributed to Friendly's restaurants and through more than 5,000 supermarkets and other retail locations in 15 states. The restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as the frozen dessert products. The Company continues to expand its franchising program as evidenced by the recent signing of two new franchisees in Myrtle Beach, South Carolina and Tannersville, Pennsylvania.

         Results of Operations

         The operating results of the Company expressed as a percentage of total revenues are set forth below:

                                   (Unaudited)

                                                 For the Three         For the Six
                                                  Months Ended         Months Ended
                                               -------------------  -------------------
                                               June 29,   June 28,  June 29,   June 28,
                                                 1997       1998      1997      1998
                                                 ----       ----      ----      ----
Revenues:
    Restaurant                                    89.8%     87.8%     91.2%     88.4%
    Retail, institutional and other               10.2      10.2       8.8       9.6
    Franchise                                      --        2.0        --       2.0
                                                 ------    ------    -------   -------

Total revenues                                   100.0     100.0     100.0     100.0
                                                 ------    ------    -------   -------

Costs and expenses:
    Cost of sales                                 28.3      29.5      28.5      30.0
    Labor and benefits                            31.0      30.0      32.5      31.4
    Operating expenses                            22.1      22.5      22.1      22.4
    General and administrative expenses            6.2       6.0       7.0       6.7
    Stock compensation expense                      --       0.1        --       0.1
    Non-cash write-downs                           0.2        --       0.1        --
    Depreciation and amortization                  4.7       4.6       5.1       4.9
                                                 ------    ------    -------   -------
Operating income                                   7.5       7.3       4.7       4.5

Interest expense, net                              6.2       4.5       6.9       4.8
Equity in net loss of joint venture                0.4       0.2       0.2       0.2
                                                 ------    ------    -------   -------
Income (loss) before (provision for) benefit
from income taxes and cumulative
 effect of change in accounting
 principle                                         0.9       2.6      (2.4)     (0.5)

(Provision for) benefit from income taxes         (0.4)     (1.0)      1.0       0.2

Cumulative effect of change in accounting
principle, net of income tax expense                 --       --       0.7        --
                                                 ------    ------    -------   -------
Net income (loss)                                  0.5%      1.6%     (0.7)%    (0.3)%
                                                 ------    ------    -------   -------
                                                 ------    ------    -------   -------


      Revenues:

      Total revenues decreased $0.1 million, or 0.1%, to $178.7 million for the second quarter ended June 28, 1998 from $178.8 million for the same quarter in 1997. Restaurant revenues decreased $3.5 million, or 2.2%, to $157.0 million for the second quarter of 1998 from $160.5 million for the same quarter in 1997. Comparable restaurant revenues increased 3.6%. The decrease in restaurant revenues was primarily impacted by the closing of 21 under-performing restaurants, offset by the opening of 6 new restaurants since the end of the second quarter ended June 29, 1997, and the July 1997 sale of 34 restaurants to DavCo Restaurants, Inc. ("DavCo") in connection with the commencement of the Company's franchising program. Second quarter restaurant revenues were also reduced by $1.0 million due to the close down days associated with the construction of the Company's re-imaging projects. The sale of 34 units to Davco resulted in an $8.4 million reduction in restaurant revenues in the second quarter of 1998 compared to the second quarter of 1997. Retail, institutional and other revenues decreased by $0.1 million, or 0.5%, to $18.2 million for the second quarter of 1998 from $18.3 million for the same quarter in 1997. The decrease was primarily due to a decline in international sales. Franchise revenue was $3.6 million for the second quarter of 1998. There was no franchise revenue for the second quarter of 1997. The increase is a result of the consummation of a long-term agreement on July 14, 1997 granting DavCo exclusive rights to operate, manage and develop Friendly's full-service restaurants in the franchising region of Maryland, Delaware, the District of Columbia and northern Virginia (the "DavCo Agreement").

      Total revenues increased $7.6 million, or 2.4%, to $330.4 million for the six months ended June 28, 1998 from $322.8 million for the same period in 1997. Restaurant revenues decreased $2.3 million, or 0.8%, to $292.2 million in 1998 from $294.5 million for the same period in 1997. Comparable restaurant revenues increased 5.1%. The decrease in restaurant revenues was primarily impacted by the closing of 21 under-performing restaurants, offset by the opening of 6 new restaurants since the end of the second quarter ended June 29, 1997, and the July 1997 sale of 34 restaurants to DavCo in connection with the commencement of the Company's franchising program. Restaurant revenues were also reduced by $1.9 million due to the close down days associated with the construction of the Company's re-imaging projects. The sale of the 34 units to DavCo resulted in a $15.3 million reduction in restaurant revenues in the six months of 1998 compared to the same period in 1997. Retail, institutional and other revenues increased by $3.4 million, or 12%, to $31.7 million for the six months ended June 28, 1998 from $28.3 million for the six months ended June 29, 1997. The increase was primarily due to an increase in retail sales in existing markets, offset by a decline in international sales. Franchise revenue was $6.6 million for the six months ended June 28, 1998. There was no franchise revenue for the six months ended June 29, 1997. The increase is a result of the consummation of the DavCo agreement described above.

      Cost of sales:

      Cost of sales increased $2.1 million, or 4.1%, to $52.8 million for the second quarter ended June 28, 1998 from $50.7 million for the same quarter in 1997. Cost of sales as a percentage of total revenues increased to 29.5% for the second quarter of 1998 from 28.3% for the same quarter in 1997. The higher food cost as a percentage of total revenue was partly due to the increase in franchise revenues which carry a higher food cost than restaurant revenues. This shift increased the cost of sales as a percentage of total revenue by 0.6%. The remaining 0.6% relates largely to an increase in the cost of cream, the principal ingredient in ice cream, the introduction of improved kids menu items, higher produce costs and additional restaurant promotional activity in the 1998 period. Results were significantly impacted by an unprecedented increase in the cost of dairy raw materials, specifically fresh cream. As of the end of June, the market price of domestic butter, the benchmark used to determine cream prices had increased 56% from the end of April, with 34% of the increase occurring from the end of May. To compensate for this increase, the Company has increased prices on certain packaged ice cream products, modified promotion strategies and continues to evaluate ways to manage dairy cost pressures over the long term.

      Cost of sales increased $6.8 million, or 7.4%, to $99.0 million for the six months ended June 28, 1998 from $92.2 million for the same period in 1997. Cost of sales as a percentage of total revenues increased to 30.0% for the six months in 1998 from 28.5% for the same period in 1997. The higher food cost as a percentage of total revenue was partly due to the increases in non-restaurant sales, which carry a higher food cost compared to restaurant sales. This shift increased the cost of sales as a percentage of total revenue by 0.9%. The remaining 0.6% relates largely to an increase in the cost of cream, the principal ingredient in ice cream, higher produce costs and greater restaurant promotional activity in the 1998 period. Results were significantly impacted by an unprecedented increase in the cost of dairy raw materials, specifically fresh cream. As of the end of June, the market price of domestic butter, the benchmark used to determine cream prices had increased 56% from the end of April, with 34% of the increase occurring from the end of May. To compensate for this increase, the Company has increased prices on certain packaged ice cream products, modified promotion strategies and continues to evaluate ways to manage dairy cost pressures over the long term.

      Labor and benefits:

      Labor and benefits decreased $1.8 million, or 3.2%, to $53.6 million for the second quarter ended June 28, 1998 from $55.4 million for the same quarter in 1997. Labor and benefits as a percentage of total revenues decreased to 30.0% for the second quarter in 1998 from 31.0% for the same quarter in 1997. The decrease was primarily due to the inclusion of franchise revenues in the 1998 period since these revenues have no associated labor and benefits cost and lower restaurant pension and workers' compensation costs.

      Labor and benefits decreased $1.0 million, or 1%, to $103.9 million for the six months ended June 28, 1998 from $104.9 million for the same period in 1997. Labor and benefits as a percentage of total revenues decreased to 31.4% for the six months in 1998 from 32.5% for the same period in 1997. The decrease was due to an increase in retail, institutional, franchise and other revenues as a percent of total revenues as these revenues have no associated labor and benefits cost and lower restaurant pension and workers' compensation costs.

      Operating expenses:

      Operating expenses increased $0.8 million, or 2.0%, to $40.3 million for the second quarter ended June 28, 1998 from $39.5 million for the same quarter in 1997. This increase was primarily due to increased trade promotion expenditures in the retail frozen dessert business driven by competitive pressures. Despite higher selling expense, retail revenues were relatively the same in both quarters. Operating expenses as a percentage of total revenues were 22.5% and 22.1% for the second quarter ended June 28, 1998 and June 29, 1997, respectively.

      Operating expenses increased $2.6 million, or 3.6%, to $74.0 million for the six months ended June 28, 1998 from $71.4 million for the same period in 1997. This increase was primarily due to higher retail selling expenses which resulted in higher retail sales. Operating expenses as a percentage of total revenues were 22.4% and 22.1% for the six months ended June 28, 1998 and June 29, 1997, respectively.

      General and administrative expenses:

      General and administrative expenses were $10.6 million and $11.1 million for the second quarter ended June 28, 1998 and June 29, 1997, respectively. The decrease related to a lower bonus provision in the current year and a reduction in field employees resulting from 49 less restaurants from the end of the second quarter in 1997. General and administrative expenses as a percentage of total revenues decreased to 6.0% in the second quarter of 1998 from 6.2% for the same quarter in 1997.

      General and administrative expenses were $22.0 million and $22.5 million for the six months ended June 28, 1998 and June 29, 1997, respectively. The decrease related to a lower bonus provision in the current year and a reduction in field employees resulting from 49 less restaurants from the end of the second quarter in 1997. General and administrative expenses as a percentage of total revenues decreased to 6.7% in the six months of 1998 from 7.0% for the same period in 1997.

      EBITDA:

      As a result of the above, EBITDA (earnings before interest, taxes, depreciation and amortization, stock compensation and other non-cash items) decreased $0.8 million, or 3.6%, to $21.4 million for the second quarter ended June 28, 1998 from $22.2 million for the same quarter in 1997. EBITDA as a percentage of total revenues was 12.0% and 12.4% for the second quarter in 1998 and 1997, respectively.

      EBITDA decreased $0.4 million, or 1.3%, to $31.5 million for the six months ended June 28, 1998 from $31.9 million for the same period in 1997. EBITDA as a percentage of total revenues was 9.5% and 9.9% for the six months ended June 28, 1998 and June 29, 1997, respectively.

      Stock compensation expense:

      Stock compensation expense represents stock compensation arising out of the vesting of certain shares of restricted stock previously issued to management. Stock compensation expense was $0.1 million and $0.3 million for the second quarter and six months ended June 28, 1998, respectively. There was no stock compensation expense for the second quarter and six months ended June 29, 1997.

      Non-cash write-downs on property and equipment:

      Non-cash write-downs on property and equipment were $0.1 million and $0.3 million for the second quarter ended June 28, 1998 and June 29, 1997, respectively. Non-cash write-downs on property and equipment were $0.2 million and $0.3 million for the six months ended June 28, 1998 and June 29, 1997, respectively.

      Depreciation and amortization:

      Depreciation and amortization decreased $0.2 million, or 2.4%, to $8.1 million for the second quarter ended June 28, 1998 from $8.3 million for the same quarter in 1997. Depreciation and amortization as a percentage of total revenues decreased to 4.6% for the second quarter in 1998 from 4.7% for the same quarter in 1997. The decrease was due to the closing of 21 restaurants, offset by the opening of 6 new restaurants and the reimaging of 180 restaurants since the end of the second quarter ended June 29, 1997.

      Depreciation and amortization decreased $0.3 million, or 1.8%, to $16.1 million for the six months ended June 28, 1998 from $16.4 million for the same period in 1997. Depreciation and amortization as a percentage of total revenues decreased to 4.9% for the six months in 1998 from 5.1% for the same period in 1997. The decrease was due to the closing of 21 restaurants, offset by the opening of 6 new restaurants and the reimaging of 180 restaurants since the end of the second quarter ended June 29, 1997.

      Interest expense, net:

      Interest expense, net of capitalized interest and interest income, decreased by $3.2 million, or 28.6%, to $8.0 million for the second quarter ended June 28, 1998 from $11.2 million for the same quarter in 1997. The decrease in interest expense was due to the reduction of debt, including capital lease obligations, and interest rates associated with the Company's recapitalization in November 1997.

      Interest expense, net of capitalized interest and interest income, decreased by $6.3 million, or 28.4%, to $15.9 million for the six months ended June 28, 1998 from $22.2 million for the same period in 1997. The decrease in interest expense was due to the reduction of debt, including capital lease obligations, and interest rates associated with the Company's recapitalization in November 1997.

      Equity in net loss of joint venture:

      The equity in net loss of the China joint venture was $0.4 million and $0.7 million for the second quarter ended June 28, 1998 and June 29, 1997, respectively. The equity in net loss of the China joint venture was $0.7 million for both the six months ended June 28, 1998 and the six months ended June 29, 1997. These losses reflected the Company's 50% share of the China joint venture's net loss for such periods.

      (Provision for) benefit from income taxes:

      The provision for income taxes was $1.8 million, or 38%, and $0.7 million, or 41%, for the second quarter ended June 28, 1998 and June 29, 1997, respectively. The benefit from income taxes was $0.6 million, or 38%, and $3.2 million, or 41%, for the six months ended June 28, 1998 and June 29, 1997, respectively. The reduction in the effective tax rate is primarily the result of general business tax credits.

      Cumulative effect of change in accounting principle, net:

      In 1997, the Company revised the method used in determining the return-on-asset component of annual pension expense. The cumulative effect of this change was $2.2 million, net of income tax expense of $1.6 million.

      Net income (loss):

      Net income was $2.9 million and $0.9 million for the six months ended June 28, 1998 and June 29, 1997, respectively. Net loss was $1.0 million and $2.4 million for the six months ended June 28, 1998 and June 29, 1997, respectively.

         Liquidity and Capital Resources

         The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $18.3 million in the six months ended June 28, 1998 compared to $9.6 million in the same period of 1997. During the six months ended June 28, 1998, inventories increased by approximately $4.2 million in preparation for restaurant promotional campaigns and anticipated increases in retail sales. Accounts payable increased approximately $11.0 million for the six months ended June 28, 1998. The increase was primarily due to payables of $5.0 million at June 28, 1998 related to a new store and costs associated with the Company's Focus 2000 reimaging project. Also contributing to the increase is the volume and timing of activity associated with the summer months. Accrued expenses decreased $5.5 million, of which approximately $1.9 million was due to expenses paid in the early part of 1998 related to the Company's recapitalization accruals from December 28, 1997. The decrease was also impacted by the recognition of premium income of $2.1 million, which had been deferred as of December 28, 1997. Additionally, there were approximately $1.0 million of store construction and maintenance accruals at December 28, 1997 which have been paid in the six months ended June 28, 1998. Available borrowings under the revolving credit facility were $28.0 million as of June 28, 1998.

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

         Net cash used in investing activities was $32.5 million in the six months ended June 28, 1998 and $8.3 million in the same period of 1997. Capital expenditures were approximately $33.9 million in the six months of 1998 and $8.8 million in the same period of 1997. The increase in capital expenditures was primarily due to the reimaging of 137 restaurants in 1998. Proceeds from the sale of property and equipment were $1.4 million and $0.9 million in 1998 and 1997, respectively.

         Net cash provided by financing activities was $14.5 million in the six months ended June 28, 1998 compared to net cash used in financing activities of $3.1 million in the same period of 1997 primarily related to the funding of costs associated with the reimaging of 137 restaurants in 1998.

         The Company had a working capital deficit of $15.5 million as of June 28, 1998. The Company is able to operate with a substantial working capital deficit because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

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

         The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's internal information systems are in the process of being replaced with fully-compliant new systems. The total cost of the software and implementation is estimated to be $4 - $6 million which will be capitalized as incurred. The new system implementation is expected to be completed by December 1999. The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

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

         Geographic Concentration

         Approximately 86% of the Company-owned restaurants are located, and substantially all of its retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to this geographic region may adversely affect the Company more than certain of its competitors which are more geographically diverse.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of Company's shareholders was held on May 12, 1998.

(b) Not applicable.

(c) The election of two nominees for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval is as follows:

       Nominee                 Affirmative Votes                  Votes Withheld
       -------                 -----------------                  --------------
Michael J. Daly                    5,723,623                         386,545
Burton J. Manning                  5,724,832                         385,336

     The results of the voting to ratify the appointment of Arthur Andersen LLP to audit the accounts of the Company and its subsidiaries for 1998 are as follows:

         For                        Against                          Abstain
         ---                        -------                          -------
      6,104,510                      2,360                            3,298

     There were no matters voted upon at the Company's annual meeting to which broker non-votes applied.

Item 5.  OTHER BUSINESS

Notice to Shareholders of By-Law Amendments

         Pursuant to Massachusetts General Laws Annotated, Chapter 156B Sec.17, the Company is providing notice to its shareholders that its By-laws were amended at a meeting of the Company's Board of Directors on July 29, 1998. The amendments relate to advance notice requirements of Company shareholders interested in presenting a proposal for consideration at the Company's annual meeting of shareholders. The amendments provide that such notice must be received by the Company's Clerk 120 days in advance of the annual meeting.

Shareholder Proposals for 1999 Annual Meeting

         Pursuant to the requirements of the Securities and Exchange Commission ("SEC"), notice is hereby provided that Company shareholders interest in presenting shareholder proposals at the Company's annual meeting in 1999 must comply with the procedures described in the Company's By-laws, as amended on July 29, 1998 (see summary which will require that among other things, notice of any shareholder proposal to be presented at the Company's 1999 annual meeting must be received by the Clerk of the Company no later than ninety (90) days in advance of such meeting provided that, unless at least one hundred twenty (120) days advance notice of the meeting date is given, such notice shall be timely if received at least ninety (90) days in advance of the anniversary of the prior year's meeting.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1  Financial Data Schedule

(b) No report on Form 8-K was filed during the three months and six months ended June 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FRIENDLY ICE CREAM CORPORATION

                         By: /s/  George G. Roller
                            ------------------------
                             Name:  George G. Roller
                            Title: Vice President, Finance
                                   Chief Financial Officer
                                   And Treasurer