Form 10-Q
period 1998-09-27
FRIENDLY ICE CREAM CORP
filed 1998-11-10
CIK 39135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   x   No
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class                       Outstanding at November 10, 1998
               -----                       --------------------------------
   Common Stock, $.01 par value                    7,461,600 shares


24
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                                            September 27,     December 28,
                                                                                                 1998             1997
                                                                                                 ----             ----
                                         ASSETS                                              (unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                                                     $  12,048    $  15,132
    Restricted cash                                                                                   1,380        1,333
    Trade accounts receivable                                                                         7,145        8,922
    Inventories                                                                                      19,089       15,671
    Deferred income taxes                                                                             8,831        8,831
    Prepaid expenses and other current assets                                                         6,752        6,400
                                                                                                  ---------      -------
TOTAL CURRENT ASSETS                                                                                 55,245       56,289

INVESTMENT IN JOINT VENTURE                                                                           2,034        2,970
PROPERTY AND EQUIPMENT, net                                                                         299,254      283,944
INTANGIBLES AND DEFERRED COSTS, net                                                                  24,602       25,994
OTHER ASSETS                                                                                          1,194        2,674
                                                                                                  ---------      -------

TOTAL ASSETS                                                                                      $ 382,329    $ 371,871
                                                                                                  ---------      -------
                                                                                                  ---------      -------

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current maturities of long-term debt                                                          $   2,690    $   2,875
    Current maturities of capital lease and finance obligations                                       1,818        1,577
    Accounts payable                                                                                 27,283       23,951
    Accrued salaries and benefits                                                                    14,535       13,804
    Accrued interest payable                                                                          7,183        2,607
    Insurance reserves                                                                                6,741        7,248
    Other accrued expenses                                                                           13,366       20,018
                                                                                                  ---------      -------
TOTAL CURRENT LIABILITIES                                                                            73,616       72,080
                                                                                                  ---------      -------

DEFERRED INCOME TAXES                                                                                42,675       42,393
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities                                       10,449       11,341
LONG-TERM DEBT, less current maturities                                                             307,402      299,084
OTHER LONG-TERM LIABILITIES                                                                          31,814       33,334

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                                                                         75           74
    Preferred stock                                                                                    --           --
    Additional paid-in capital                                                                      137,712      137,175
    Accumulated deficit                                                                            (221,491)    (223,668)
    Accumulated other comprehensive income                                                               77           58
                                                                                                  ---------      -------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                                (83,627)     (86,361)
                                                                                                  ---------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                              $ 382,329    $ 371,871
                                                                                                  ---------      -------
                                                                                                  ---------      -------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (In thousands, except per share data)


                                                               For the Three Months Ended          For the Nine Months Ended
                                                              -----------------------------       -----------------------------
                                                              September 27,   September 28,       September 27,   September 28,
                                                                   1998          1997                 1998             1997
                                                                   ----          ----                 ----             ----
REVENUES                                                          $ 187,456    $ 185,205         $ 517,876          $ 508,033

COSTS AND EXPENSES:
    Cost of sales                                                    56,500       54,919           155,506           147,105
    Labor and benefits                                               56,066       54,417           159,953           159,315
    Operating expenses                                               42,006       40,734           115,993           112,142
    General and administrative expenses                              10,249       10,171            32,299            32,642
    Stock compensation expense                                          183         --                 537              --
    Write-down of property and equipment                                485          260               653               607
    Depreciation and amortization                                     8,536        7,825            24,621            24,226
GAIN ON SALE OF RESTAURANT OPERATIONS                                  --          2,303              --               2,303
                                                                  ---------    ---------          --------          --------

OPERATING INCOME                                                     13,431       19,182            28,314            34,299

Interest expense, net                                                 7,997       10,734            23,866            32,972
Equity in net loss of joint venture                                     266          369               936             1,112
                                                                  ---------    ---------          --------          --------

INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE
                                                                      5,168        8,079             3,512               215

Provision for income taxes                                           (1,964)      (3,312)           (1,335)              (88)
                                                                  ---------    ---------          --------          --------


INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                  3,204        4,767             2,177               127

Cumulative effect of change in accounting principle, net of
income tax expense of $1,554                                           --           --                --               2,236
                                                                  ---------    ---------          --------          --------

NET INCOME                                                        $   3,204    $   4,767         $   2,177    $        2,363
                                                                  ---------    ---------          --------          --------
                                                                  ---------    ---------          --------          --------

BASIC AND DILUTED NET INCOME PER SHARE:
    Income before cumulative effect of change in accounting
    principle                                                     $    0.43    $    1.93         $    0.29    $         0.05
    Cumulative effect of change in accounting principle, net of
    income tax expense                                                 --           --                --                0.91
                                                                  ---------    ---------          --------          --------
    Net income                                                    $    0.43    $    1.93         $    0.29    $         0.96
                                                                  ---------    ---------          --------          --------
                                                                  ---------    ---------          --------          --------

WEIGHTED AVERAGE BASIC AND DILUTED SHARES                             7,455        2,473             7,449             2,473
                                                                  ---------    ---------          --------          --------
                                                                  ---------    ---------          --------          --------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)

                                   (Unaudited)

                          (Dollar amounts in thousands)


                                                                                  Accumulated
                             Common Stock              Additional                    Other
                           -----------------            Paid-in    Accumulated    Comprehensive
                           Shares     Amount            Capital     Deficit          Income             Total
                           ------     ------            -------     -------          ------             ------
Balance,
December 28, 1997        7,441,290   $      74        $ 137,175   $(223,668)        $      58        $ (86,361)

Net income                    -              -                -       2,177                 -            2,177

Stock compensation          13,310           1              537           -                 -              538

Translation adjustment           -           -                -           -                19               19
                         ----------  ----------       ----------  ----------        ---------        ---------
Balance,
September  27, 1998      7,454,600   $      75        $ 137,712   $(221,491)        $      77        $ (83,627)
                         ----------  ----------       ----------  ----------        ---------        ---------
                         ----------  ----------       ----------  ----------        ---------        ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                                   For the Nine Months Ended
                                                                                                   -------------------------
                                                                                                September 27,       September 28,
                                                                                                    1998                 1997
                                                                                                    ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                  $  2,177              $  2,363
    Adjustments to reconcile net income to net cash provided by operating activities:
       Cumulative effect of change in accounting principle                                          --                  (2,236)
       Stock compensation expense                                                                    537                  --
       Depreciation and amortization                                                              24,621                24,226
       Write-down of property and equipment                                                          653                   607
       Deferred income tax expense                                                                   282                    78
       Loss on asset retirements                                                                   1,308                 1,077
       Equity in net loss of joint venture                                                           936                 1,112
       Changes in operating assets and liabilities:
          Trade accounts receivable                                                                1,777                (1,122)
          Inventories                                                                             (3,418)               (1,872)
          Other assets                                                                               943                 3,049
          Accounts payable                                                                         3,332                 4,769
          Accrued expenses and other long-term liabilities                                        (3,372)               (2,827)
                                                                                                 -------              --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         29,776                29,224
                                                                                                 -------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                          (41,202)              (14,656)
    Proceeds from sales of property and equipment                                                  1,448                 4,842
    Purchases of investment securities                                                              --                  (8,181)
    Proceeds from sales and maturities of investment securities                                     --                     316
    Acquisition of Restaurant Insurance Corporation, net of cash acquired                           --                     (35)
    Advances to joint venture                                                                       --                  (1,400)
                                                                                                 -------              --------
NET CASH USED IN INVESTING ACTIVITIES                                                            (39,754)              (19,114)
                                                                                                 -------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                                      46,258                44,211
    Repayments of debt                                                                           (38,124)              (56,199)
    Repayments of capital lease and finance obligations                                           (1,259)               (4,683)
                                                                                                 -------              --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                6,875               (16,671)
                                                                                                 -------              --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                               19                   (21)
                                                                                                 -------              --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (3,084)               (6,582)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    15,132                18,626
                                                                                                 -------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $ 12,048              $ 12,044
                                                                                                 -------              --------
                                                                                                 -------              --------

SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                                               $ 18,507              $ 30,236
    Income taxes paid                                                                                455                    10
    Capital lease obligations incurred                                                               608                 2,227
    Capital lease obligations terminated                                                            --                     141


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
1.  BASIS OF PRESENTATION

         Interim Financial Information -

         The accompanying financial statements as of September 27, 1998 and for the periods ended September 27, 1998 and September 28, 1997 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the financial position and the results of operations and cash flows of Friendly Ice Cream Corporation and subsidiaries (the "Company"). Such adjustments consist solely of normal recurring accruals. Operating results for the three and nine month periods ended September 27, 1998 and September 28, 1997 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the business. Historically, higher revenues and profits are experienced during the second and third fiscal quarters. The Company's Consolidated Financial Statements, including the notes thereto, which are contained in the 1997 Annual Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements.

         Inventories -

         Inventories are stated at the lower of first-in, first-out cost or market. Inventories at September 27, 1998 and December 28, 1997 were (in thousands):


                                         September 27,            December 28,
                                             1998                    1997
                                             ----                    ----
Raw materials                               $ 2,891                $ 2,011
Goods in process                                 37                    136
Finished goods                               16,161                 13,524
                                            -------                -------
Total                                       $19,089                $15,671
                                            -------                -------
                                            -------                -------


2.  STOCK COMPENSATION PLANS

         In connection with the Company's recapitalization in November 1997, 312,575 shares of common stock were issued to certain directors and employees under the Company's restricted stock plan. In 1998, the Company issued an additional 13,310 shares under the restricted stock plan. The shares vest at 12.5% per year with accelerated vesting of an additional 12.5% per year if certain performance criteria are met. During the three months and nine months ended September 27, 1998, the Company recorded stock compensation expense of approximately $183,000 and $537,000, respectively, related to such stock issuances. The Company is recognizing compensation cost over the estimated vesting period. There was no stock compensation expense for the same periods of 1997. On November 5, 1998, the Company cancelled 81,350 stock options outstanding (50% of the original options granted on November 14, 1997, May
13, 1998 and July 29, 1998 at exercise prices of $17.375, $24.75 and $12.00, respectively) and granted 81,350 new options to the same individuals with an exercise price of $6.375, which was the market value as of the close of the November 5, 1998 business day. The employees whom this affected were middle management members of the Company. No executives or directors of the Company were included. Additionally, the remaining 81,350 options outstanding related to these grant dates will be cancelled and new options issued at the then fair market value, if and when, certain performance criteria are met.

3.  EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which established new standards for computing and presenting earnings per share. Additionally, on February 4, 1998, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 98 on computations of earnings per share, which changed the guidance on how common stock transactions prior to or in connection with an initial public offering are treated in earnings per share computations. Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options that are assumed exercised for calculation purposes. There were no dilutive stock options for any periods presented. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and SAB No. 98 was effective on February 4, 1998. Accordingly, all period earnings per share data presented have been restated and all earnings per share data presented are in accordance with SFAS No. 128 and SAB No. 98.

4.  RESTAURANT PREOPENING COSTS

         In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets and is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged.

         Consistent with the practice of many restaurant entities, the Company defers its restaurant preopening costs and amortizes them over the twelve-month period following the opening of each respective restaurant beginning in the first full month of operation. At September 27, 1998 and December 28, 1997, net deferred preopening costs were approximately $290,000 and $363,000, respectively. The Company will implement the new policy as of the beginning of 1999. The implementation will involve the recognition of the cumulative effect of the change in accounting principle required by the new standard as a one-time charge against earnings, net of any related income tax effect, as of the beginning of 1999.

5.  COMPREHENSIVE INCOME

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income (net income (loss) together with other non-owner changes in equity) and its components in a full set of general purpose financial statements.

         The following table illustrates comprehensive income (in thousands):


                                                         For the Three Months Ended              For the Nine Months Ended
                                                       September 27,      September 28,       September 27,    September 28,
                                                            1998              1997                 1998             1997
                                                            ----              ----                 ----             ----
Net income                                                $ 3,204            $ 4,767              $ 2,177          $ 2,363
                                                          -------            -------              -------          -------

Other comprehensive income (loss), net of tax
      Currency translation effects                              6                (11)                  12              (12)
      Unrealized gain on investment securities                  -                102                    -              130
                                                          -------            -------              -------          -------
Other comprehensive income                                      6                 91                   12              118
                                                          -------            -------              -------          -------

Comprehensive income                                      $ 3,210            $ 4,858              $ 2,189          $ 2,481
                                                          -------            -------              -------          -------
                                                          -------            -------              -------          -------


6.    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997, with restatement of all prior periods shown, if not impracticable to do so. The Company is currently evaluating the necessary disclosures associated with the new pronouncement.

7.  PENSION AND OTHER POSTRETIREMENT BENEFITS

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which becomes effective for financial statements for fiscal years beginning after December 15, 1997. The Company is currently evaluating the necessary disclosures associated with the new pronouncement.


8.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND FOR HEDGING ACTIVITIES

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). Management has not yet quantified the impact of adopting Statement 133 on the Company's financial statements and has not determined the timing of or method of the Company's adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

9. RELATED PARTY

         On October 12, 1998, the Company entered into a franchise agreement with a related party which conditionally granted the franchisee exclusive rights to purchase and develop Friendly's full service restaurants in the Lancaster and Chester counties of Pennsylvania (the "Agreement") . The owners of the related party, The Ice Cream Corporation ("TICC") are family members of the Chairman of the Board, Chief Executive Officer and President of the Company. Pursuant to the Agreement, the franchisee purchased certain assets and rights in two existing Friendly's restaurants and has committed to open an additional 10 restaurants over the next six years and has an option to purchase an additional three restaurants. Gross proceeds from the sale were approximately $1,547,700, of which $57,000 was for initial franchise fees for the 2 initial restaurants, $125,000 for franchise fees for certain of the additional restaurants described above and $25,000 for the option to purchase two additional existing restaurants. The $57,000 will be recorded as revenue in the fourth quarter of 1998, and the development and option fees will be recorded as income as additional restaurants are opened and or purchased, respectively. The Company will recognize income of approximately $1.0 million related to the sale of the equipment and operating rights for the two existing franchised locations in the fourth quarter of 1998. The proceeds were allocated between the assets sold and the development rights by the Company and the franchisee based on the estimated fair market values. The franchisee is required by the terms of the Agreement to purchase from the Company all of the frozen dessert products it sells in the franchised restaurant.

10.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         Friendly Ice Cream Corporation's (the "Parent Company") Senior Notes are guaranteed by Friendly's Restaurants Franchise, Inc. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation, Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc. ("FII"), Friendly Holding (UK) Limited, Friendly Ice Cream (UK) Limited and Restaurant Insurance Corporation (collectively, the "Non-guarantor Subsidiaries"). Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of the subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principal elimination entries eliminate the Parent Company's investments in subsidiaries and intercompany balances and transactions.

               Supplemental Condensed Consolidating Balance Sheet
                            As of September 27, 1998
                                   (Unaudited)
                                 (In thousands)

                                               Parent         Guarantor      Non-guarantor
                                               Company        Subsidiary      Subsidiaries     Eliminations      Consolidated
                                               -------        ----------     --------------    ------------      ------------
                 Assets

Current assets:
    Cash and cash equivalents                   $9,359            $139           $2,550                  -          $12,048
    Restricted cash                                  -               -            1,380                  -            1,380
    Trade accounts receivable                    6,408             140              597                  -            7,145
    Inventories                                 18,546               -              543                  -           19,089
    Deferred income taxes                        8,831               -                -                  -            8,831
    Prepaid expenses and other current
    assets                                      11,337           1,921            4,441           $(10,947)           6,752
                                              --------         -------          -------           --------         --------
Total current assets                            54,481           2,200            9,511            (10,947)          55,245

Deferred income taxes                                -             479              775             (1,254)               -
Investment in joint venture                          -               -            2,034                  -            2,034
Property and equipment, net                    299,091               -              163                  -          299,254
Intangibles and deferred costs, net             24,602               -                -                  -           24,602
Investments in subsidiaries                      3,541               -                -             (3,541)               -
Other assets                                       270               -            8,533             (7,609)           1,194
                                              --------         -------          -------           --------         --------

Total assets                                  $381,985          $2,679          $21,016          $(23,351)         $382,329
                                              --------         -------          -------           --------         --------
                                              --------         -------          -------           --------         --------

      Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Current maturities of long-term
    obligations                                  $8,908        $     -          $     -           $(4,400)           $4,508
    Accounts payable                             27,283              -                -                 -            27,283
    Accrued expenses                             39,326            326            8,720            (6,547)           41,825
                                               --------        -------          -------           --------          --------
Total current liabilities                        75,517            326            8,720           (10,947)           73,616

Deferred income taxes                            43,929              -                -            (1,254)           42,675
Long-term obligations, less current
maturities                                      325,460              -                -            (7,609)           317,851
Other liabilities                                20,706          1,372            9,736                 -             31,814
Stockholders' equity (deficit)                  (83,627)           981            2,560            (3,541)           (83,627)
                                               --------        -------          -------           --------          --------
Total liabilities and stockholders'
equity (deficit)                               $381,985         $2,679          $21,016          $(23,351)          $382,329
                                               --------        -------          -------           --------          --------
                                               --------        -------          -------           --------          --------

          Supplemental Condensed Consolidating Statement of Operations
                  For the Three Months Ended September 27, 1998
                                   (Unaudited)
                                 (In thousands)


                                               Parent         Guarantor      Non-guarantor
                                               Company        Subsidiary      Subsidiaries     Eliminations      Consolidated
                                               -------        ----------     --------------    ------------      ------------
Revenues                                      $186,957        $    481          $ 18             $     -           $187,456
Costs and expenses:
    Cost of sales                               56,463               -            37                   -             56,500
    Labor and benefits                          56,066               -             -                   -             56,066
    Operating expenses and write-down of
    property and equipment                      42,475               -            16                   -             42,491
    General and administrative expenses          9,850             313            86                   -             10,249
    Stock compensation expense                     183               -             -                   -                183
    Depreciation and amortization                8,522               -            14                   -              8,536
Interest expense (income)                        8,235               -          (238)                  -              7,997
Equity in net loss of joint venture                  -               -           266                   -                266
                                                -------         ------        ------             -------            -------

Income (loss) before (provision for)
benefit from income taxes and equity in
net loss of consolidated subsidiaries            5,163             168          (163)                  -              5,168

(Provision for) benefit from income
taxes                                           (1,920)            (71)           27                   -             (1,964)
                                                -------         ------        ------             -------            -------

Income (loss) before equity in net loss
of consolidated subsidiaries                     3,243              97          (136)                  -              3,204

Equity in net loss of consolidated
subsidiaries                                       (39)              -             -                  39                  -
                                                -------         ------        ------             -------            -------

Net income (loss)                               $3,204             $97         $(136)                $39             $3,204
                                                -------         ------        ------             -------            -------
                                                -------         ------        ------             -------            -------

          Supplemental Condensed Consolidating Statement of Operations
                  For the Nine Months Ended September 27, 1998
                                   (Unaudited)
                                 (In thousands)

                                             Parent    Guarantor       Non-guarantor
                                             Company   Subsidiary      Subsidiaries     Eliminations      Consolidated
                                             -------   ----------      --------------   ------------      ------------
Revenues                                   $ 516,447    $   1,147    $     282           $                   $ 517,876
Costs and expenses:
    Cost of sales                            155,230         --            276              --                 155,506
    Labor and benefits                       159,953         --           --                --                 159,953
    Operating expenses and write-down of
    property and equipment                   116,659         --            (13)             --                 116,646
    General and administrative expenses       31,116          917          266              --                  32,299
    Stock compensation expense                   537         --           --                --                     537
    Depreciation and amortization             24,587         --             34              --                  24,621
Interest expense (income)                     24,572         --           (706)             --                  23,866
Equity in net loss of joint venture             --           --            936              --                     936
                                             -------     --------     --------            --------           ----------

Income (loss) before (provision for)
benefit from income taxes and equity in
net loss of consolidated subsidiaries          3,793          230         (511)             --                   3,512

(Provision for) benefit from
income taxes                                  (1,368)         (94)         127              --                  (1,335)
                                             -------     --------     --------            --------           ----------

Income (loss) before equity in net loss
of consolidated subsidiaries                   2,425          136         (384)             --                   2,177

Equity in net loss of consolidated
subsidiaries                                    (248)        --           --                 248                  --
                                             -------     --------     --------            --------           ----------

Net income (loss)                          $   2,177    $     136    $    (384)          $   248             $   2,177

                                             -------     --------     --------            --------           ----------
                                             -------     --------     --------            --------           ----------


          Supplemental Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 27, 1998
                                   (Unaudited)
                                 (In thousands)



                                               Parent         Guarantor      Non-guarantor
                                               Company        Subsidiary      Subsidiaries     Eliminations      Consolidated
                                               -------        ----------     --------------    ------------      ------------
Net cash provided by (used in) operating
activities                                      $ 29,599         $    (65)        $    174         $     68         $ 29,776
                                                --------         --------         --------         --------         --------

Cash flows from investing activities:
   Purchases of property and equipment           (41,202)            --               --               --            (41,202)
   Proceeds from sales of property and
   equipment                                       1,448             --               --               --              1,448
                                                --------         --------         --------         --------         --------
Net cash used in investing activities            (39,754)            --               --               --            (39,754)
                                                --------         --------         --------         --------         --------

Cash flows from financing activities:
   Dividend received (paid)                          400             --               (400)            --               --
   Proceeds from borrowings                       46,258             --               --               --             46,258
   Repayments of obligations                     (39,383)            --               --               --            (39,383)
                                                --------         --------         --------         --------         --------
Net cash provided by (used in) financing
activities                                         7,275             --               (400)            --              6,875
                                                --------         --------         --------         --------         --------

Effect of exchange rate changes on cash             --               --                 19             --                 19
                                                --------         --------         --------         --------         --------

Net (decrease) increase in cash and cash
equivalents                                       (2,880)             (65)            (207)              68           (3,084)

Cash and cash equivalents, beginning of
period                                            12,239              204            2,757              (68)          15,132
                                                --------         --------         --------         --------         --------

Cash and cash equivalents, end of period
                                                $  9,359         $    139         $  2,550               $-         $ 12,048
                                                --------         --------         --------         --------         --------
                                                --------         --------         --------         --------         --------

Supplemental disclosures:
    Interest paid (received)                    $ 19,270               $-         $   (763)              $-         $ 18,507
    Income taxes (received) paid                    (789)             810              434             --                455
    Capital lease obligations                        608             --               --               --                608
    incurred


               Supplemental Condensed Consolidating Balance Sheet
                             As of December 28, 1997
                                 (In thousands)



                                                 Parent       Guarantor      Non-guarantor
                                                 Company      Subsidiary      Subsidiaries     Eliminations      Consolidated
                                                 -------      ----------     -------------     ------------      ------------

                 Assets

Current assets:
    Cash and cash equivalents                   $  12,239      $     204     $   2,757         $     (68)         $  15,132
    Restricted cash                                  --             --           1,333              --                1,333
    Trade accounts receivable                       8,054            130           738              --                8,922
    Inventories                                    15,165           --             506              --               15,671
    Deferred income taxes                           8,831           --            --                --                8,831
    Prepaid expenses and other current
    assets                                          7,096          2,326         7,428           (10,450)             6,400
                                                ---------      ---------     ---------         ---------          ---------

Total current assets                               51,385          2,660        12,762           (10,518)            56,289

Deferred income taxes                                --              479           352              (831)              --
Investment in joint venture                          --             --           2,970              --                2,970
Property and equipment, net                       283,749           --             195              --              283,944
Intangibles and deferred costs, net                25,994           --            --                --               25,994
Investments in subsidiaries                         3,769           --            --              (3,769)              --
Other assets                                        1,754           --           8,528            (7,608)             2,674
                                                ---------      ---------     ---------         ---------          ---------
Total assets                                    $ 366,651      $   3,139     $  24,807         $ (22,726)         $ 371,871
                                                ---------      ---------     ---------         ---------          ---------
                                                ---------      ---------     ---------         ---------          ---------

      Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Current maturities of long-term
    obligations                                 $   8,852      $    --       $    --           $  (4,400)         $   4,452
    Accounts payable                               23,951           --            --                --               23,951
    Accrued expenses                               36,820            885        12,090            (6,118)            43,677
                                                ---------      ---------     ---------         ---------          ---------
Total current liabilities                          69,623            885        12,090           (10,518)            72,080

Deferred income taxes                              43,224           --            --                (831)            42,393
Long-term obligations, less current
maturities                                        318,033           --            --              (7,608)           310,425
Other liabilities                                  22,132          1,409         9,793              --               33,334
Stockholders' equity (deficit)                    (86,361)           845         2,924            (3,769)           (86,361)
                                                ---------      ---------     ---------         ---------          ---------
Total liabilities and stockholders'
    equity (deficit)                            $ 366,651      $   3,139     $  24,807         $ (22,726)         $ 371,871
                                                ---------      ---------     ---------         ---------          ---------
                                                ---------      ---------     ---------         ---------          ---------


          Supplemental Condensed Consolidating Statement of Operations
                  For the Three Months Ended September 28, 1997
                                   (Unaudited)
                                 (In thousands)

                                                          Parent       Guarantor    Non-guarantor
                                                         Company       Subsidiary   Subsidiaries    Eliminations  Consolidated
                                                         --------      ----------   -------------   ------------  ------------
Revenues                                                $ 183,877      $   1,146   $     182        $    --        $ 185,205
Costs and expenses:
    Cost of sales                                          54,703           --           216             --           54,919
    Labor and benefits                                     54,417           --          --               --           54,417
    Operating  expenses and write-down of
    property and equipment                                 41,155                       (161)            --           40,994
    General and administrative expenses                     9,938             16         217             --           10,171
    Depreciation and amortization                           7,825           --          --               --            7,825
Gain on sale of restaurant operations                       2,303           --          --               --            2,303
Interest expense (income)                                  10,761           --           (27)            --           10,734
Equity in net loss of joint venture                          --             --           369             --              369
                                                        ----------       --------  ---------        ----------     ---------

Income (loss) before (provision for)
benefit from  income taxes and equity in
net income of consolidated subsidiaries                     7,381          1,130        (432)            --            8,079

(Provision for) benefit from income taxes                  (3,568)          (405)        661             --           (3,312)
                                                        ----------       --------  ---------        ----------     ---------

Income before equity in net income of
consolidated subsidiaries                                   3,813            725         229             --            4,767

Equity in net income of consolidated
subsidiaries                                                  954           --          --               (954)          --
                                                        ----------       --------  ---------        ----------     ---------

Net income                                              $   4,767      $     725   $     229        $    (954)     $   4,767
                                                        ----------       --------  ---------        ----------     ---------
                                                        ----------       --------  ---------        ----------     ---------



          Supplemental Condensed Consolidating Statement of Operations
                  For the Nine Months Ended September 28, 1997
                                   (Unaudited)
                                 (In thousands)

                                                 Parent       Guarantor      Non-guarantor
                                                 Company      Subsidiary      Subsidiaries   Eliminations   Consolidated
                                                 -------      ----------      -------------  ------------   ------------
Revenues                                         $ 506,407      $   1,146      $     480      $    --        $ 508,033
Costs and expenses:
    Cost of sales                                  146,674           --              431           --          147,105
    Labor and benefits                             159,315           --             --             --          159,315
    Operating expenses and write-down of
    property and equipment                         113,142           --             (393)          --          112,749
    General and administrative expenses             31,775            158            709           --           32,642
    Depreciation and amortization                   24,226           --             --             --           24,226
Gain on sale of restaurant operations                2,303           --             --             --            2,303
Interest expense (income)                           33,029           --              (57)          --           32,972
Equity in net loss of joint venture                   --             --            1,112           --            1,112
                                                 ---------       --------       --------       ---------     ---------

Income (loss) before (provision for)
benefit from income taxes, cumulative effect
of change in accounting principle and equity
in net loss of consolidated
subsidiaries                                           549            988         (1,322)          --              215

(Provision for) benefit from income taxes             (225)          (405)           542           --              (88)
                                                 ---------       --------       --------       ---------     ---------

Income (loss) before cumulative effect
of change in accounting principle and
equity in net loss of consolidated
subsidiaries                                           324            583           (780)          --              127

Cumulative effect of change in
accounting principle, net                            2,236           --             --             --            2,236
                                                 ---------       --------       --------       ---------     ---------

Income (loss) before equity in net loss
of consolidated subsidiaries                         2,560            583           (780)          --            2,363

Equity in net loss of consolidated
subsidiaries                                          (197)          --             --              197           --
                                                 ---------       --------       --------       ---------     ---------

Net income (loss)                                $   2,363      $     583      $    (780)     $     197      $   2,363
                                                 ---------       --------       --------       ---------     ---------
                                                 ---------       --------       --------       ---------     ---------

          Supplemental Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 28, 1997
                                   (Unaudited)
                                 (In thousands)



                                               Parent         Guarantor      Non-guarantor
                                               Company        Subsidiary      Subsidiaries     Eliminations    Consolidated
                                               -------        ----------     --------------    ------------    ------------
Net cash provided by (used in) operating
activities                                      $ 22,188           $(162)        $ 7,198           $-           $ 29,224
                                                --------        --------        --------        --------        --------

Cash flows from investing activities:
     Purchases of property and equipment         (14,595)           --               (61)           --           (14,656)
     Proceeds from sales of property and
     equipment                                     4,842            --              --              --             4,842
     Purchases of investment securities             --              --            (8,181)           --            (8,181)
     Proceeds  from sales and  maturities
     of investment securities                       --              --               316            --               316
     Cash (paid) received in acquisition
     of Restaurant Insurance Corporation          (2,300)           --             2,265            --               (35)
     Advances to joint venture                    (1,400)           --              --              --            (1,400)
     Investments in consolidated
     subsidiaries                                   (142)           --              --               142            --
                                                --------        --------        --------        --------        --------
Net cash used in investing activities            (13,595)           --            (5,661)            142         (19,114)
                                                --------        --------        --------        --------        --------

Cash flows from financing activities:
   Contribution of capital                          --               142            --              (142)           --
   Proceeds from borrowings  (advances to
   parent)                                        45,511            --            (1,300)           --            44,211
   Repayments of long-term obligations           (60,882)           --              --              --           (60,882)
                                                --------        --------        --------        --------        --------
Net cash (used in) provided by financing
activities                                       (15,371)            142          (1,300)           (142)        (16,671)
                                                --------        --------        --------        --------        --------

Effect of exchange rate changes on cash             --              --               (21)           --               (21)
                                                --------        --------        --------        --------        --------

Net (decrease)  increase in cash and cash
equivalents                                       (6,778)            (20)            216            --            (6,582)

Cash and cash  equivalents,  beginning of
period                                            17,754             268             604            --            18,626
                                                --------        --------        --------        --------        --------

Cash and cash equivalents, end of period        $ 10,976           $ 248           $ 820           $ --         $ 12,044
                                                --------        --------        --------        --------        --------
                                                --------        --------        --------        --------        --------

Supplemental disclosures:
   Interest paid                                $ 30,236           $ --            $ --            $ --         $ 30,236
   Income taxes paid                                --               --              10              --               10
   Capital lease obligations incurred              2,227             --              --              --            2,227
   Capital lease obligations terminated              141             --              --              --              141


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997

         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

         Safe Harbor Statement

         Certain statements contained herein that are not historical facts constitute "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties which could cause results to differ materially from those anticipated. These factors include the Company's businesses, exposure to commodity prices, risks associated with the food service industry, the ability to retain and attract new employees, government regulations, the Company's high geographic concentration in the Northeast and its attendant weather patterns, and conditions needed to meet reimaging and new opening targets. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company's prospects in general are included in the Company's other filings with the Securities and Exchange Commission.

         Overview

         Friendly's owns and operates 645 restaurants, franchises 36 restaurants and 11 cafes and distributes a full line of frozen dessert products. These products are distributed to Friendly's restaurants and cafes and to more than 5,000 supermarkets and other retail locations in 16 states. The restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

         Results of Operations

         The operating results of the Company expressed as a percentage of total revenues are set forth below:

                                   (Unaudited)



                                                                For the Three Months Ended          For the Nine Months Ended
                                                             September 27,     September 28,     September 27,     September 28,
                                                                  1998              1997              1998              1997
                                                                  ----              ----              ----              ----
Revenues:
    Restaurant                                                   86.9%             86.7%            87.9%              89.6%
    Retail, institutional and other                              11.0              11.3             10.1                9.7
    Franchise                                                     2.1               2.0              2.0                0.7
                                                               -------          -------          ----------         -------
Total revenues                                                  100.0             100.0            100.0              100.0
                                                               -------          -------          ----------         -------

Costs and expenses:
    Cost of sales                                                30.1              29.7             30.0               29.0
    Labor and benefits                                           29.9              29.4             30.9               31.3
    Operating expenses                                           22.4              22.0             22.4               22.1
    General and administrative expenses                           5.5               5.5              6.2                6.4
    Stock compensation expense                                    0.1              -                 0.1               -
    Write-down of property and equipment                          0.3               0.1              0.1                0.1
    Depreciation and amortization                                 4.6               4.2              4.8                4.8
Gain on sale of restaurant operations                            -                  1.3             -                   0.5
                                                               -------          -------          ----------         -------

Operating income                                                  7.1              10.4              5.5                6.8

Interest expense, net                                             4.3               5.8              4.6                6.5
Equity in net loss of joint venture                               0.1               0.2              0.2                0.2
                                                               -------          -------          ----------         -------
Income before provision for income taxes and cumulative
effect of change in accounting principle                          2.7               4.4              0.7                0.1
Provision for income taxes                                       (1.0)             (1.8)            (0.3)               0.0
Cumulative effect of change in accounting principle, net
of income tax expense                                             -                -                -                   0.4
                                                               -------          -------          ----------         -------
Net income                                                        1.7%              2.6%             0.4%               0.5%
                                                               -------          -------          ----------         -------
                                                               -------          -------          ----------         -------

      Revenues:

      Total revenues increased $2.3 million, or 1.2%, to $187.5 million for the third quarter ended September 27, 1998 from $185.2 million for the same quarter in 1997. Restaurant revenues increased $2.5 million, or 1.6%, to $163.0 million for the third quarter of 1998 from $160.5 million for the same quarter in 1997. Comparable restaurant revenues increased 2.6%. The increase in restaurant revenue was primarily attributable to the increase in sales of the 177 units the Company had reimaged since the end of the third quarter ended September 28, 1997. The increase in restaurant revenues was offset by the closing of 20 under-performing restaurants and the opening of 4 new restaurants since the end of the third quarter ended September 28, 1997. The sale of 34 units to Davco, pursuant to the Davco agreement, resulted in a $1.4 million reduction in restaurant revenues in the third quarter of 1998 compared to the third quarter of 1997. Retail, institutional and other revenues decreased by $0.4 million, or 1.9%, to $20.5 million for the third quarter of 1998 from $20.9 million for the same quarter in 1997. The decrease was primarily due to a decline in international sales. Franchise revenue increased $0.1 million, or 2.6% to $3.9 million for the third quarter of 1998 from $3.8 million for the same quarter in 1997. The increase is a result of the consummation of a long-term agreement on July 14, 1997 granting DavCo Restaurants, Inc. ("DavCo") exclusive rights to operate, manage and develop Friendly's full-service restaurants in the franchising region of Maryland, Delaware, the District of Columbia and northern Virginia (the "DavCo Agreement"). The DavCo units were in full operation, as franchises, for the entire third quarter of 1998 compared to approximately 2 1/2 months of the third quarter of 1997. The Company also has 13 more franchise units as of the third quarter ended September 27, 1998 compared to the third quarter ended September 28, 1997.

      Total revenues increased $9.9 million, or 1.9%, to $517.9 million for the nine months ended September 27, 1998 from $508.0 million for the same period in 1997. Restaurant revenues increased $0.2 million, or 0.1%, to $455.2 million in 1998 from $455.0 million for the same period in 1997. Comparable restaurant revenues increased 4.2%. The increase in restaurant revenue was primarily attributable to the increase in sales of the 177 units the Company had reimaged since the end of the third quarter ended September 28, 1997. The increase in restaurant revenues was offset by the closing of 20 under-performing restaurants and the opening of 4 new restaurants since the end of the third quarter ended September 28, 1997. Restaurant revenues were also reduced by $1.9 million due to the close down days associated with the construction of the Company's reimaging projects. The sale of the 34 units to DavCo resulted in a $16.7 million reduction in restaurant revenues in the nine months of 1998 compared to the same period in 1997. Retail, institutional and other revenues increased by $3.0 million, or 6.1%, to $52.2 million for the nine months ended September 27, 1998 from $49.2 million for the nine months ended September 28, 1997. The increase was primarily due to an increase in retail sales in existing markets, offset by a decline in international sales. Franchise revenue increased $6.7 million to $10.5 million for the nine months ended September 27, 1998 from $3.8 million for the same period in 1997. The increase is a result of the consummation of the DavCo Agreement described above and other franchise transactions. The Company currently has 47 franchise units.

      Cost of sales:

      Cost of sales increased $1.6 million, or 2.9%, to $56.5 million for the third quarter ended September 27, 1998 from $54.9 million for the same quarter in 1997. Cost of sales as a percentage of total revenues increased to 30.1% for the third quarter of 1998 from 29.7% for the same quarter in 1997. The higher food cost as a percentage of total revenue was primarily due to the increase in the cost of cream, the principal ingredient in ice cream in the 1998 period. Results were significantly impacted by an unprecedented increase in the cost of dairy raw materials, specifically fresh cream. As of the end of September, the market price of domestic butter, the benchmark used to determine cream prices, had increased 46% from the end of June. To compensate for this increase, the Company has increased prices on certain packaged ice cream products, has modified promotional strategies and continues to evaluate ways to manage dairy cost pressures over the long term.

      Cost of sales increased $8.4 million, or 5.7%, to $155.5 million for the nine months ended September 27, 1998 from $147.1 million for the same period in 1997. Cost of sales as a percentage of total revenues increased to 30.0% for the nine months in 1998 from 29.0% for the same period in 1997. The higher food cost as a percentage of total revenue was partly due to the increases in non-restaurant sales, which carry a higher food cost compared to restaurant sales. This shift increased the cost of sales as a percentage of total revenue by 0.3%. The remaining 0.7% relates largely to an increase in the cost of cream, the principal ingredient in ice cream, higher produce costs and greater restaurant promotional activity in the 1998 period. Results were significantly impacted by an unprecedented increase in the cost of dairy raw materials, specifically fresh cream. As of the end of September, the market price of domestic butter, the benchmark used to determine cream prices, had increased 117% from the end of April, with 86% of the increase occurring from the end of May. To compensate for this increase, the Company has increased prices on certain packaged ice cream products, has modified promotional strategies and continues to evaluate ways to manage dairy cost pressures over the long term.

      Labor and benefits:

      Labor and benefits increased $1.7 million, or 3.1%, to $56.1 million for the third quarter ended September 27, 1998 from $54.4 million for the same quarter in 1997. Labor and benefits as a percentage of total revenues increased to 29.9% for the third quarter in 1998 from 29.4% for the same quarter in 1997. This increase was largely due to a decline in evening snack daypart sales along with tighter labor markets experienced in certain geographic areas where the Company operates.

      Labor and benefits increased $0.7 million, or 0.4%, to $160.0 million for the nine months ended September 27, 1998 from $159.3 million for the same period in 1997. Labor and benefits as a percentage of total revenues decreased to 30.9% for the nine months in 1998 from 31.3% for the same period in 1997. The decrease was due to an increase in retail, institutional, franchise and other revenues as a percent of total revenues as these revenues have no associated labor and benefits cost and lower restaurant pension and workers' compensation costs.

      Operating expenses:

      Operating expenses increased $1.3 million, or 3.2%, to $42.0 million for the third quarter ended September 27, 1998 from $40.7 million for the same quarter in 1997. This increase was primarily due to trade promotion expenditures which were agreed to with retail customers prior to the unprecedented increase in the cost of cream. Despite higher selling expense, retail revenues were relatively the same in both quarters. Operating expenses as a percentage of total revenues were 22.4% and 22.0% for the third quarter ended September 27, 1998 and September 28, 1997, respectively.

      Operating expenses increased $3.9 million, or 3.5%, to $116.0 million for the nine months ended September 27, 1998 from $112.1 million for the same period in 1997. This increase was primarily due to higher retail selling expenses which resulted in higher retail sales. Operating expenses as a percentage of total revenues were 22.4% and 22.1% for the nine months ended September 27, 1998 and September 28, 1997, respectively.

      General and administrative expenses:

      General and administrative expenses were $10.2 million for both the third quarter ended September 27, 1998 and September 28, 1997. General and administrative expenses as a percentage of total revenues was 5.5% for both the third quarter ended September 27, 1998 and September 28, 1997.

      General and administrative expenses were $32.3 million and $32.6 million for the nine months ended September 27, 1998 and September 28, 1997, respectively. The decrease related to a lower bonus provision in the current year and a reduction in field employees resulting from 16 less restaurants from the end of the third quarter in 1997. General and administrative expenses as a percentage of total revenues decreased to 6.2% in the nine months of 1998 from 6.4% for the same period in 1997.

      EBITDA:

      As a result of the above, EBITDA (earnings before interest, taxes, depreciation and amortization, stock compensation and other non-cash items) decreased $4.7 million, or 17.2%, to $22.6 million for the third quarter ended September 27, 1998 from $27.3 million for the same quarter in 1997. EBITDA as a percentage of total revenues was 12.1% and 14.7% for the third quarter of 1998 and 1997, respectively.

      EBITDA decreased $5.0 million, or 8.5%, to $54.1 million for the nine months ended September 27, 1998 from $59.1 million for the same period in 1997. EBITDA as a percentage of total revenues was 10.4% and 11.6% for the nine months ended September 27, 1998 and September 28, 1997, respectively.

      Stock compensation expense:

      Stock compensation expense represents stock compensation arising out of the vesting of certain shares of restricted stock previously issued to management. Stock compensation expense was $0.2 million and $0.5 million for the third quarter and nine months ended September 27, 1998, respectively. There was no stock compensation expense for the third quarter and nine months ended September 28, 1997.

      Non-cash write-downs on property and equipment:

      Non-cash write-downs on property and equipment were $0.5 million and $0.3 million for the third quarter ended September 27, 1998 and September 28, 1997, respectively. Non-cash write-downs on property and equipment were $0.7 million and $0.6 million for the nine months ended September 27, 1998 and September 28, 1997, respectively.

      Depreciation and amortization:

      Depreciation and amortization increased $0.7 million, or 9.0%, to $8.5 million for the third quarter ended September 27, 1998 from $7.8 million for the same quarter in 1997. Depreciation and amortization as a percentage of total revenues increased to 4.6% for the third quarter in 1998 from 4.2% for the same quarter in 1997. The increase was attributable to the Company's reimaging projects. There were 177 units which were reimaged from the end of the third quarter ended September 28, 1997. This increase was partially offset by the closing of 20 restaurants and the opening of 4 new restaurants since the end of the third quarter ended September 28, 1997.

      Depreciation and amortization increased $0.4 million, or 1.7%, to $24.6 million for the nine months ended September 27, 1998 from $24.2 million for the same period in 1997. Depreciation and amortization as a percentage of total revenues was 4.8% for the nine months in 1998 and for the same period in 1997. The increase was attributable to the Company's reimaging projects. There were 177 units which were reimaged from the end of the third quarter ended September 28, 1997. The decrease was due to the closing of 20 restaurants, offset by the opening of 4 new restaurants since the end of the third quarter ended September 28, 1997.

      Gain on sale of restaurant operations:

      Gain on sale of restaurant operations represents the income related to the sale of the equipment and operating rights for the 34 existing locations franchised to DavCo.

      Interest expense, net:

      Interest expense, net of capitalized interest and interest income, decreased by $2.7 million, or 25.2%, to $8.0 million for the third quarter ended September 27, 1998 from $10.7 million for the same quarter in 1997. The decrease in interest expense was due to the reduction of debt, including capital lease obligations, and interest rates associated with the Company's recapitalization in November 1997.

      Interest expense, net of capitalized interest and interest income, decreased by $9.1 million, or 27.6%, to $23.9 million for the nine months ended September 27, 1998 from $33.0 million for the same period in 1997. The decrease in interest expense was due to the reduction of debt, including capital lease obligations, and interest rates associated with the Company's recapitalization in November 1997.

      Equity in net loss of joint venture:

      The equity in net loss of the China joint venture was $0.3 million and $0.4 million for the third quarter ended September 27, 1998 and September 28, 1997, respectively. The equity in net loss of the China joint venture was $0.9 million and $1.1 million for the nine months ended September 27, 1998 and the nine months ended September 28, 1997, respectively. These losses reflected the Company's 50% share of the China joint venture's net loss for such periods.

      Provision for income taxes:

      The provision for income taxes was $2.0 million, or 38%, and $3.3 million, or 41%, for the third quarter ended September 27, 1998 and September 28, 1997, respectively. The provision for income taxes was $1.3 million, or 38%, and $0.1 million, or 41%, for the nine months ended September 27, 1998 and September 28, 1997, respectively. The reduction in the effective tax rate is primarily the result of general business tax credits.

      Cumulative effect of change in accounting principle, net:

      In 1997, the Company revised the method used in determining the return-on-asset component of annual pension expense. The cumulative effect of this change was $2.2 million, net of income tax expense of $1.6 million.

      Net income :

      Net income was $3.2 million and $4.8 million for the third quarter ended September 27, 1998 and September 28, 1997, respectively. Net income was $2.2 million and $2.4 million for the nine months ended September 27, 1998 and September 28, 1997, respectively.

         Liquidity and Capital Resources

         The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $29.8 million in the nine months ended September 27, 1998 compared to $29.2 million in the same period of 1997. During the nine months ended September 27, 1998, inventories increased by approximately $3.4 million due to the seasonality of the Company's business and the unprecedented increase in the price of cream. Accounts payable increased approximately $3.3 million for the nine months ended September 27, 1998. The increase was primarily due to payables related to a new store and costs associated with the Company's Focus 2000 reimaging projects along with the corresponding increase in restaurant inventory based on promotional campaigns and higher cream costs. Also contributing to the increase is the volume and timing of activity associated with the summer months. Accrued expenses decreased $3.4 million, of which approximately $1.9 million was due to expenses paid in the early part of 1998 related to the Company's recapitalization. The decrease was also impacted by the recognition of premium income of $2.8 million, which had been deferred as of December 28, 1997. Additionally, there were approximately $1.0 million of store construction and maintenance accruals at December 28, 1997, which have been paid in the nine months ended September 27, 1998. In addition, the Company's pension obligation was reduced by $1.2 million from December 28, 1997 due to the Company's overfunded status at September 27, 1998. There was also $0.5 million of deferred marketing money at December 28, 1997 that were recognized as income for the period ended September 27, 1998. Offsetting these decreases was the increase in accrued interest on the Senior Notes of $4.6 million. At December 28, 1997 there was approximately 1.5 months of interest accrued compared to approximately 4 months accrued at September 27, 1998. This increase was primarily based on the timing of required payments. Available borrowings under the revolving credit facility were $35.0 million as of September 27, 1998.

         Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent the Company's and its subsidiaries' debt instruments, if any, permit) are sources of cash. The amounts of debt financing that the Company will be able to incur under capital leases and for property and casualty insurance financing and the amount of asset sales are limited by the terms of its credit facility and Senior Notes.

         Net cash used in investing activities was $39.8 million in the nine months ended September 27, 1998 and $19.1 million in the same period of 1997. Capital expenditures were approximately $41.2 million in the nine months of 1998 and $14.7 million in the same period of 1997. The increase in capital expenditures was primarily due to the reimaging of 138 restaurants in 1998. Proceeds from the sale of property and equipment were $1.4 million and $4.8 million in 1998 and 1997, respectively.

         Net cash provided by financing activities was $6.9 million in the nine months ended September 27, 1998 compared to net cash used in financing activities of $16.7 million in the same period of 1997 primarily related to the funding of costs associated with the reimaging of 138 restaurants in 1998.

         The Company had a working capital deficit of $18.4 million as of September 27, 1998. The Company is able to operate with a substantial working capital deficit because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

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

         The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities, to continue to renovate and reimage existing restaurants, to convert restaurants and to construct new restaurants. Capital expenditures for 1998 are anticipated to be $51.5 million in the aggregate, of which $43.2 million will be spent on restaurant operations. The Company's actual 1998 capital expenditures may vary from the estimated amounts set forth herein.

         Impact of Year 2000

         The Year 2000 Issue is the result of computer programs historically being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using"00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal day-to-day operations.

         The Company has developed a comprehensive plan to address Year 2000 Issues. The plan addresses three main phases: (a) information systems; (b) embedded chips; and (c) supply chain readiness (including customers as well as inventory and non-inventory suppliers). To oversee the process, the Company has established a Steering Committee comprised of executives and chaired by the Company's Senior Executive Vice President, Chief Administrative Officer and Assistant Clerk. The Committee reports regularly to the Board of Directors and the Audit Committee. As of the end of the third quarter the Company has identified and is in various stages of remediating software and hardware deficiencies caused by the Year 2000. Major business systems are either currently being addressed or, in some cases, already complete, as in the case of the Company's financial reporting system. In the area of Manufacturing and Distribution systems, the Company is targeted to have this completed by the fourth quarter of 1998. Human Resource systems are currently being addressed and should be fully converted by the third quarter of 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company anticipates that remediation will be substantially completed prior to December 1999.

         Substantial progress has been made in the certification of restaurant systems and hardware. The Company has completed an inventory of restaurant systems and hardware and various strategies have been identified and successfully tested for all classes of equipment. A detailed plan for retrofits is now in development. Software for non-compliant Point of Sale systems has been successfully remediated and is in various stages of testing with some versions currently being rolled out to bring restaurants into compliance. The remaining software applications are not expected to pose major problems and will be addressed within the first quarter of 1999. Embedded chip technology poses the most difficult challenge. The Company's focus has been directed at the Manufacturing and Distribution operations. Currently, all critical manufacturing functions have been evaluated and where questionable equipment exists the vendor has provided assurances with either a certification of compliance or a path of remediation. Only non-critical manufacturing systems remain and are currently being evaluated. Additionally, the Company has reviewed its communications systems, primarily in the area of internal communications.

         If any of the Company's suppliers or customers do not, or if the Company itself does not, successfully deal with the Year 2000 Issue, the Company could experience delays in receiving or sending goods that would increase its costs and that could cause the Company to lose business and even customers and could subject the Company to claims for damages. Problems with the Year 2000 Issue could also result in delays in the Company invoicing its customers or in the Company receiving payments from them that would affect the Company's liquidity. Problems with the Year 2000 Issue could affect the activities of the Company's customers to the point that their demand for the Company's products is reduced. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. In the extreme, such problems could bring the Company to a standstill.

         The Company has taken steps to assess Year 2000 supply chain readiness by obtaining written assurances from over 325 business-critical suppliers. As of the end of the third quarter, approximately 10 suppliers have not responded and the Company will take steps to seek compliance or alternate sources. The Company will continue to assess alternate sourcing wherever necessary.

         The Company has not yet seen any need for contingency plans for the Year 2000 Issue, but this need will be continuously monitored as the Company acquires more information about the preparations of its suppliers and customers, along with the Company's own monitoring of its progression compared to its plan. Some risks of the Year 2000 Issue are beyond the control of the Company and its suppliers and customers. For example, no preparations or contingency plan will protect the Company from a down-turn in economic activity caused by the possible ripple effect throughout the entire economy that could be caused by problems of others with the Year 2000 Issue.

         The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 Issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company will utilize both internal and external resources to reprogram,or replace, and test the software for the system improvement and Year 2000 modifications. The total cost of the system improvement and the Year 2000 project is being funded through operating cash flows.

         Of the total project cost, approximately $4.5 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $1.3 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $3.1 million ($0.6 million expensed and $2.5 million capitalized for new systems) related to its system improvement and the Year 2000 project.

         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

Item 5.  OTHER BUSINESS

Shareholder Proposals for 1999 Annual Meeting

         Pursuant to the requirements of the Securities and Exchange Commission ("SEC"), notice is hereby provided that Company shareholders interested in presenting shareholder proposals at the Company's annual meeting in 1999 must comply with the procedures described in the Company's By-laws, as amended on July 29, 1998 (see summary which will require that among other things, notice of any shareholder proposal to be presented at the Company's 1999 annual meeting must be received by the Clerk of the Company no later than ninety (90) days in advance of such meeting provided that, unless at least one hundred twenty (120) days advance notice of the meeting date is given, such notice shall be timely if received at least ninety (90) days in advance of the anniversary of the prior year's meeting.

NOTICE OF 1999 ANNUAL MEETING OF SHAREHOLDERS

     The 1999 Annual Meeting of Shareholders of the Company is scheduled for April 20, 1999 at 10:00 a.m., at the Company's Training and Development Center located at 37 Capital Drive, West Springfield, Massachusetts. Notice is further given that the Board of Directors has fixed March 19, 1999, as the record date, and only holders of the Company's Common Stock of record at the close of business on that date will be entitled to notice of, and to vote at, the 1999 Annual Meeting or any adjournments thereof.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1  Financial Data Schedule

(b) No report on Form 8-K was filed during the three months and nine months ended September 27, 1998.

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