Form 10-K
period 1998-12-31
FRIENDLY ICE CREAM CORP
filed 1999-03-25
CIK 39135

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES AND
      EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

          TITLE OF CLASS
----------------------------------
   Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

    The aggregate market value of voting stock held by nonaffiliates of the registrant, based upon the closing sales price of the registrant's common stock on March 17, 1999 on the National Market tier of the Nasdaq Stock Market, Inc., was $39,685,584. For purpose of the foregoing calculation only, all members of the Board of Directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding is 7,474,401 as of March 17, 1999.

    Documents incorporated by reference:

    Part III of this 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after December 27, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    ORGANIZATION

    Friendly's, founded in 1935, was publicly held from 1968 until January 1979, at which time it was acquired by Hershey Foods Corporation ("Hershey"). In 1988, The Restaurant Company ("TRC"), an investor group led by Donald Smith, the Company's current Chairman and Chief Executive Officer, acquired Friendly's from Hershey (the "TRC Acquisition"). In November 1997, the Company completed a public offering of 5,000,000 shares (approximately 70%) of its common stock for gross proceeds of $90 million and a public offering of $200 million of Senior Notes (collectively, the "Offerings").

    Unless the context indicates otherwise: (i) references herein to "Friendly's" or the "Company" refer to Friendly Ice Cream Corporation, its predecessors and its consolidated subsidiaries; (ii) references herein to "FICC" refer to Friendly Ice Cream Corporation and not its subsidiaries; and (iii) as used herein, "Northeast" refers to the Company's core markets, which include Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont. The Company's fiscal years ended December 27, 1998, December 28, 1997, December 29, 1996, December 31, 1995 and January 1, 1995 are referred to herein as 1998, 1997, 1996, 1995 and 1994, respectively.

    GENERAL

    The Company owns and operates 646 restaurants, franchises 42 full-service restaurants and 11 cafes and manufactures a complete line of packaged frozen desserts distributed through more than 5,000 supermarkets and other retail locations in 16 states. Friendly's offers its customers a unique dining experience by serving a variety of high-quality, reasonably-priced breakfast, lunch and dinner items, as well as its signature frozen desserts, in a fun and casual neighborhood setting. For the year ended December 27, 1998, Friendly's generated $678.1 million in total revenues and $63.5 million in EBITDA (as defined herein) and incurred $31.8 million of interest expense. During the same period, management estimates that over $226.2 million of total revenues were from the sale of approximately 20 million gallons of frozen desserts.

    Friendly's restaurants target families with children and adults who desire a reasonably-priced meal in a full-service setting. The Company's menu offers a broad selection of freshly-prepared foods which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items. Breakfast items include specialty omelettes and breakfast combinations featuring eggs, pancakes and bacon or sausage. Breakfasts generally range from $2.00 to $6.00 and account for approximately 12% of average restaurant revenues. Lunch and dinner items include a line of wrap sandwiches, entree salads, soups, super-melts, specialty burgers, appetizers including quesadillas, mozzarella cheese sticks and "Fronions," and stir-fry, chicken, pot pie, tenderloin steak and seafood entrees. These lunch and dinner items generally range from $4.00 to $9.00, and these dayparts account for approximately 54% of average restaurant revenues. Entree selections are complemented by Friendly's premium frozen desserts, including the Fribble-Registered Trademark-, the Company's signature thick shake, Happy Ending-Registered Trademark- Sundaes, Candy
Shoppe-Registered Trademark- Sundaes, the Wattamelon Roll-Registered Trademark- and fat-free Sorbet Smoothies. The Company's frozen desserts are an important component of the Company's snack dayparts which accounts for 34% of average restaurant revenues.

    Despite the Company's capital constraints, management has implemented a number of initiatives to restore and improve operational and financial efficiencies. From the date of the TRC Acquisition through 1994, the Company (i) implemented a major revitalization of its restaurants, (ii) repositioned the Friendly's concept from a sandwich and ice cream shoppe to a full-service, family-oriented restaurant with broader menu and daypart appeal, (iii) elevated customer service levels by recruiting more qualified managers and expanding the Company's training program, (iv) disposed of 144 under-performing restaurants and

(v) capitalized upon the Company's strong brand name recognition by initiating the sale of Friendly's unique line of packaged frozen desserts through retail locations.

    Beginning in 1994, the Company began implementing several growth initiatives including (i) testing and implementing a program to expand the Company's domestic distribution network by selling frozen desserts and other menu items through non-traditional locations and (ii) implementing a franchising strategy to extend profitably the Friendly's brand without the substantial capital required to build new restaurants.

    CAPITAL INVESTMENT PROGRAM

    A significant component of the Company's capital investment program is the FOCUS 2000 initiative which is designed to establish a consistent, enhanced Friendly's brand image across the Company's entire restaurant operations. The Company's capital spending strategy seeks to increase comparable restaurant revenues and restaurant cash flow through the on-going revitalization and re-imaging of existing restaurants and to increase total restaurant revenues through the addition of new restaurants. The following illustrates the key components of the Company's capital spending program.

    RESTAURANT RE-IMAGING. The Company completed the re-imaging of 142 restaurants in 1998 at an estimated cost of $145,000 per restaurant (not including costs related to development of the prototype). This cost typically includes an interior redecoration and a new exterior package. The Company believes that efficiencies and economics associated with remodeling a large number of restaurants will reduce the average cost of the re-imaging in 1999 and beyond. The Company expects to complete the re-imaging of approximately 96 restaurants during 1999.

    NEW RESTAURANT CONVERSION AND CONSTRUCTION. The Company converted one restaurant in 1998 at a cost of approximately $633,000. The Company constructed six new restaurants in 1998 at a cost of approximately $964,000 per restaurant, excluding land and pre-opening expenses. The Company expects to complete the conversion or construction of approximately ten restaurants during 1999.

    SEATING CAPACITY EXPANSION PROGRAM. Beginning with the TRC Acquisition through December 27, 1998, the Company has expanded seating capacity by approximately 50 seats at 30 restaurants at an average cost of $291,000 per restaurant. The Company completed the expansion of two restaurants in 1998 at an average cost of $308,000 per restaurant. This cost typically includes adding 50 seats per restaurant, relocating certain equipment, an interior redecoration and a new exterior package and increasing parking capacity where necessary. The Company expects to complete the expansion of one restaurant during 1999.

    INSTALLATION OF RESTAURANT AUTOMATION SYSTEMS. Beginning with the TRC Acquisition through December 27, 1998, the Company has installed touch-screen point of sale ("POS") register systems in approximately 345 Company owned restaurants and 39 franchised locations. The majority of these systems were installed at an average cost of $34,000 per restaurant, although the most recent installations average approximately $28,000. These POS register systems are designed to improve revenue realization, food cost management and labor scheduling while increasing the speed and accuracy of processing customer orders. The Company expects to install POS register systems in approximately 50 Company-owned existing restaurants during 1999 and in every new unit.

    FRANCHISING PROGRAM

    The Company has initiated a franchising strategy to expand its restaurant presence in under-penetrated markets, accelerate restaurant growth in new markets, increase marketing and distribution efficiencies and preempt competition by acquiring restaurant locations in the Company's targeted markets. With the substantial completion of the Company's restaurant revitalization program, the development and initial deployment of its two new freestanding restaurant prototypes and the successful introduction of its new dinner line, the Company believes it is in a position to maximize the value of its brand appeal to prospective franchisees. The Company's wholly owned subsidiary, Friendly's Restaurants Franchise, Inc. ("FRFI") commenced operations in 1996 for the purpose of franchising various restaurant concepts. Since it began operations, FRFI has developed and now offers a franchise program for both Friendly's restaurants and Friendly's cafes. The Company generally seeks franchisees who have related business experience, capital adequacy to build-out the Friendly's concept and no operations which have directly competitive restaurant or food concepts.

    On July 14, 1997, the Company entered into a long-term agreement granting DavCo Restaurants, Inc. ("DavCo"), a franchisor of more than 230 Wendy's restaurants, exclusive rights to operate, manage and develop Friendly's full-service restaurants in the franchising region of Maryland, Delaware, the District of Columbia and northern Virginia (the "DavCo Agreement"). Pursuant to the DavCo Agreement, DavCo purchased certain assets and rights in 34 existing Friendly's restaurants in this franchising region, committed to open an additional 74 restaurants over the next six years and, subject to the fulfillment of certain conditions, further agreed to open 26 additional restaurants, for a total of 100 new restaurants in this franchising region over the next ten years. Friendly's receives (i) a royalty based on franchised restaurant revenues and (ii) revenues and earnings from the sale to DavCo of Friendly's frozen desserts and other products. DavCo is required to purchase from Friendly's all of the frozen desserts to be sold in these restaurants. In fiscal 1998, DavCo opened four new locations pursuant to the DavCo Agreement. The Company franchised four additional restaurants and ten cafes in fiscal 1998 to other franchisees (see Notes 14 and 15 of Notes to Consolidated Financial Statements).

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

    RESTAURANT CARRYOUT OPERATIONS

    Through dedicated carryout areas, Friendly's restaurants offer the Company's full line of frozen desserts and certain of its food menu items. Reserved parking is available at many of the Company's free-standing restaurants to facilitate quick carryout service. Approximately 15% of the Company's average freestanding restaurant revenues are derived from its carryout business with a significant portion of these sales occurring during the afternoon and evening snack periods. In addition, approximately 5% of revenues come from sales of packaged frozen desserts in display cases within its restaurants.

    FOODSERVICE RETAIL OPERATIONS

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

    The Company focuses its marketing and distribution efforts in areas where it has higher restaurant penetration and consumer awareness. During the initial expansion of its retail business in 1989 and 1990, Albany, Boston and Hartford/Springfield were primary markets of opportunity. The Company added the

New York and Philadelphia markets to its retail distribution efforts in 1992 and 1993. Subsequently, distribution was expanded into the Ohio, Pittsburgh, Baltimore/Washington and Richmond markets.

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

    FOODSERVICE NON-TRADITIONAL LOCATIONS

    In order to capitalize on both planned and impulse purchases, the Company is leveraging the Friendly's brand name and enhancing consumer awareness by introducing modified formats of the Friendly's concept into non-traditional locations. These modified formats include (i) Friendly's Cafe, a quick service concept offering frozen desserts and a limited menu, (ii) Friendly's branded ice cream shoppes offering freshly-scooped and packaged frozen desserts and (iii) Friendly's branded display cases and novelty carts with packaged single-serve frozen desserts. The first Friendly's Cafe opened in October 1997 and a total of 11 are now open. The Company supplies frozen desserts to non-traditional locations such as colleges and universities, sports facilities, amusement parks, secondary school systems and business cafeterias directly or through selected vendors pursuant to multi-year franchise or license agreements.

    INTERNATIONAL OPERATIONS

    The Company, through its Friendly's International, Inc. subsidiary, has a master license agreement with a South Korean enterprise to develop Friendly's "Great American" ice cream shoppes offering freshly-scooped and packaged frozen desserts. As of December 27, 1998, the licensee and its sublicensees were operating 11 ice cream shoppes.

    In 1998, the Company announced that it was discontinuing its international investments in China and the United Kingdom (see Note 18 of Notes to Consolidated Financial Statements).

    MARKETING

    The Company's marketing strategy is to continue to strengthen Friendly's brand equity and further capitalize on its strong customer awareness to profitably build revenues across all businesses. The primary advertising message promotes Friendly's unique ice cream offerings to introduce new lunch and dinner products or line extensions. Management utilizes this strategy to encourage consumer trial of new products and increase the average guest check while reinforcing Friendly's unique food-with-ice cream experience. The Company's food-with-ice cream promotions also build sales of packaged frozen desserts in its restaurants and in retail locations.

    The Company's media plan is designed to build awareness and increase trial among key target audiences while optimizing spending by market based on media cost efficiencies. The Company classifies markets based upon restaurant penetration and the resulting advertising and promotion costs per restaurant. The Company's 19 most highly-penetrated markets are supported with regular spot television advertisements from March through December. The Company augments its marketing efforts in these markets with radio advertising to target the breakfast daypart or to increase the frequency of the promotional message. In addition, the Company supports certain of these highly-penetrated markets (Albany, Boston, Hartford/Springfield and Providence) during the peak summer season with additional television media focusing on freshly-scooped and packaged frozen desserts. In its secondary markets, the Company utilizes targeted local store marketing initiatives such as radio, direct mail and newspaper advertising. All of the Company's markets are supported with an extensive promotional coupon program.

    The Company believes that its integrated restaurant and retail marketing efforts provide significant support for the development of its retail business. Specifically, the retail business benefits from the awareness and trial of Friendly's product offerings generated by 34 weeks per year of food-with-ice-cream advertising and couponing efforts. The Company believes that this approach delivers a significantly higher level of consumer exposure and usage compared to the Company's packaged frozen dessert competitors which have only retail distribution. In turn, sales of the Company's products through more than 5,000 retail locations, supported by trade merchandising efforts, build incremental awareness and usage of Friendly's which management believes benefits the restaurants. Advertising and promotion expenditures were approximately $21 million for 1998.

    CERTAIN RISKS ASSOCIATED WITH THE FOOD SERVICE INDUSTRY

    Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns, the cost and availability of labor, purchasing power, availability of products and the type, number and location of competing restaurants. The Company could also be substantially adversely affected by publicity resulting from food quality, illness, injury or other health concerns or alleged discrimination or other operating issues stemming from one location or a limited number of locations, whether or not the Company is liable. In addition, factors such as increased cost of goods, regional weather conditions and the potential scarcity of experienced management and hourly employees may also adversely affect the foodservice industry in general and the results of operations and financial condition of the Company.

    MANUFACTURING

    The Company produces substantially all of its frozen desserts in two Company-owned manufacturing plants which employ a total of approximately 300 people. The Wilbraham, Massachusetts plant occupies approximately 41,000 square feet of manufacturing space while the Troy, Ohio plant (see Purchasing and Distribution) utilizes approximately 18,000 square feet. During 1998, the combined plants operated at an average capacity of 61.2% and produced (i) over
17.0 million gallons of ice cream, sherbets and yogurt in bulk, half-gallons and pints, (ii) 8.3 million sundae cups, (iii) 1.1 million frozen dessert rolls, pies and cakes and (iv) 1.2 million gallons of fountain syrups and toppings. The quality of the Company's products is important, both to sustain Friendly's image and to enable the Company to satisfy customer expectations. Wherever possible, the Company "engineers in" quality by installing modern processes such as computerized mix-making equipment and monitoring devices to ensure all storage tanks and rooms are kept at proper temperatures for maximum quality.

    PURCHASING AND DISTRIBUTION

    The basic raw materials for the Company's frozen desserts are dairy products and sugar. The Company's purchasing department purchases other food products, such as coffee, in large quantities. Although the Company generally does not hedge its positions in any of these commodities, it may opportunistically purchase some of these items in advance of a specific need. As a result, the Company is subject to the risk of substantial and sudden price increases, such as with the price of cream in 1998, shortages or interruptions in supply of such items, which could have a material adverse effect on the Company.

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

    The Company owns two distribution centers and leases a third which allow the Company to control quality, costs and inventory from the point of purchase through restaurant delivery. The Company distributes most product lines to its restaurants, and its packaged frozen desserts to its retail customers, from warehouses in Chicopee and Wilbraham, Massachusetts and Troy, Ohio with a combined non-union workforce of approximately 200 employees. The Company's truck fleet delivers all but locally-sourced produce, milk and selected bakery products to its restaurants at least weekly, and during the highest sales periods, delivers to over 50% of Friendly's restaurants twice per week. The Chicopee, Wilbraham and Troy warehouses encompass 54,000 square feet, 109,000 square feet and 42,000 square feet, respectively. The Company believes that these distribution facilities operate at or above industry standards with respect to timeliness and accuracy of deliveries.

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

    RELOCATION OF TROY OPERATIONS

    On December 1, 1998, the Company announced plans to relocate its manufacturing and distribution operations from Troy, Ohio to Wilbraham, Massachusetts and York, Pennsylvania and sell the Troy, Ohio facility. The facility in York, Pennsylvania, which will be leased by the Company, is being constructed and will be an approximately 86,000 square foot distribution and office facility. The Company plans to sell the Troy, Ohio facility after its closing in May 1999 (see Note 16 of Notes to Consolidated Financial Statements).

    HUMAN RESOURCES AND TRAINING

    The average Friendly's restaurant employs between two and four salaried team members, which may include one General Manager, one Assistant Manager, one Guest Service Supervisor and one Manager-in-Training. The General Manager is directly responsible for day-to-day operations. General Managers report to a District Manager who typically has responsibility for an average of seven restaurants. District Managers report to a Division Manager who typically has responsibility for approximately 50 restaurants. Division Managers report to a Regional Vice President who typically has responsibility for six or seven Division Managers covering approximately 325 restaurants.

    The average Friendly's restaurant is staffed with four to twenty employees per shift, including the salaried restaurant management. Shift staffing levels vary by sales volume level, building configuration and time of day. The average restaurant typically utilized approximately 39,000 hourly-wage labor hours in 1998 in addition to salaried management.

    In March 1998, the Company began to test a "Friendly's University" staff training program. In 1999, this initiative will be implemented throughout the chain so that, over time, Friendly's restaurant waitpersons will receive more than 30 hours of classroom and field instruction.

    EMPLOYEES

    The total number of employees at the Company varies between 24,000 and 28,000 depending on the season of the year. As of December 27, 1998, the Company employed approximately 24,000 employees, of which approximately 23,000 were employed in Friendly's restaurants (including approximately 100 in field management), approximately 500 were employed at the Company's two manufacturing and three distribution facilities and approximately 500 were employed at the Company's corporate headquarters and other offices. None of the Company's employees is a party to a collective bargaining agreement.

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

    COMPETITION

    The restaurant business is highly competitive and is affected by changes in the public's eating habits and preferences, population trends and traffic patterns, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond the Company's control. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image and restaurant location. Each of the Company's restaurants competes directly or indirectly with locally-owned restaurants as well as restaurants with national or regional images and, to a limited extent, restaurants operated by its franchisees. A number of the Company's significant competitors are larger or more diversified and have substantially greater resources than the Company. The Company's retail operations compete with national and regional manufacturers of frozen desserts, many of which have greater financial resources and more established channels of distribution than the Company. Key competitive factors in the retail food business include brand awareness, access to retail locations, price and quality.

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

    The Company's relationship with its current and potential franchisees is governed by the laws of the several states which regulate substantive aspects of the franchisor-franchisee relationship. Substantive state laws that regulate the franchisor-franchisee relationship presently exist or are being considered in a significant number of states, and bills will likely be introduced in Congress which would provide for Federal regulation of substantive aspects of the franchisor-franchisee relationship. These current and proposed franchise relationship laws limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

    The Company's restaurant operations are also subject to Federal and state laws governing such matters as wages, hours, working conditions, civil rights and eligibility to work. Some states have set minimum wage requirements higher than the Federal level. In September 1997, the second phase of an increase in the minimum wage was implemented in accordance with the Federal Fair Labor Standards Act of 1996. Significant numbers of hourly personnel at the Company's restaurants are paid at rates related to the Federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs at the Company's restaurants. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect the Company as well as the restaurant industry in general. The Company is also subject to the Americans with Disabilities Act of 1990, which, among other things, may require certain minor renovations to its restaurants to meet federally-mandated requirements. The cost of these renovations is not expected to be material to the Company.

    FORWARD LOOKING STATEMENTS

    Statements contained herein that are not historical facts, constitute "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties which could cause results to differ materially from those anticipated. These factors include the Company's highly competitive business environment, exposure to commodity prices, risks associated with the foodservice industry, the ability to retain and attract new employees, government regulations, the Company's high geographic concentration in the Northeast and its attendant weather pattern, conditions needed to meet re-imaging and new opening and franchising targets and risks associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company's prospects in general are included in the Company's other filings with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

    The table below identifies the location of the 682 restaurants operating as of December 27, 1998.

                                                            FREESTANDING           OTHER           FRANCHISED          TOTAL
STATE                                                        RESTAURANTS      RESTAURANTS (A)      RESTAURANTS      RESTAURANTS
---------------------------------------------------------  ---------------  -------------------  ---------------  ---------------
                                                                   COMPANY-OWNED/LEASED
                                                           ------------------------------------
Connecticut..............................................            49                 19                 --               68
Delaware.................................................            --                 --                  6                6
Florida..................................................            13                  2                 --               15
Maine....................................................            11                 --                 --               11
Maryland.................................................             3                  5                 22               30
Massachusetts............................................           115                 37                 --              152
Michigan.................................................             1                 --                 --                1
New Hampshire............................................            14                  6                 --               20
New Jersey...............................................            47                 16                 --               63
New York.................................................           131                 30                 --              161
Ohio.....................................................            52                  2                 --               54
Pennsylvania.............................................            51                 12                  2               65
Rhode Island.............................................             8                 --                 --                8
Vermont..................................................             8                  2                 --               10
Virginia.................................................            10                  2                  6               18
                                                                    ---                ---                ---              ---
Total....................................................           513                133                 36              682
                                                                    ---                ---                ---              ---
                                                                    ---                ---                ---              ---

------------------------

    (a) Includes primarily malls and strip centers.

    The 545 freestanding restaurants (including 32 franchised restaurants) range in size from approximately 2,400 square feet to approximately 5,000 square feet. The 137 mall and strip center restaurants (including four franchised restaurants) range in size from approximately 2,200 square feet to approximately 3,800 square feet. Of the 646 restaurants operated by the Company at December 27, 1998, the Company owned the buildings and the land for 275 restaurants, owned the buildings and leased the land for 147 restaurants, and leased both the buildings and the land for 224 restaurants. The Company's leases generally provide for the payment of fixed monthly rentals and related occupancy costs (e.g., property taxes and insurance). Additionally, most mall and strip center leases require the payment of common area maintenance charges and incremental rent of between 3.0% and 6.0% of the restaurant's sales.

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

    The Company announced on December 1, 1998 that it was relocating its manufacturing and distribution facility from Troy, Ohio to Wilbraham, Massachusetts and York, Pennsylvania. The facility in York, Pennsylvania, which will be leased by the Company, is being constructed and will be an approximately 86,000 square foot distribution and office facility. The Company plans to sell the Troy, Ohio facility after its closing in May 1999 (see Note 16 of Notes to Consolidated Financial Statements).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    None

                               EXECUTIVE OFFICERS

    The executive officers of the Company and their respective ages and positions with the Company are as follows:

    DONALD N. SMITH, 58, has been Chairman and Chief Executive Officer of the Company since September 1988. Mr. Smith also served as the Company's President from September, 1988 to December, 1998. Mr. Smith has also been Chairman of the Board and Chief Executive Officer of Perkins Management Company, Inc. ("PMC"), the general partner of a limited partnership operating a family restaurant chain known as Perkins Family Restaurants, since 1986. In October, 1998, Mr. Smith also became Chief Operating Officer of PMC. Prior to joining PMC, Mr. Smith was President and Chief Executive Officer for Diversifoods, Inc. from 1983 to October 1985. From 1980 to 1983, Mr. Smith was Senior Vice President of PepsiCo., Inc. and was President of its Food Service Division. He was responsible for the operations of Pizza Hut Inc. and Taco Bell Corp., as well as North American Van lines, Lee Way Motor Freight, Inc., PepsiCo Foods International and La Petite Boulangerie. Prior to 1980, Mr. Smith was President and Chief Executive Officer of Burger King Corporation and Senior Executive Vice President and Chief Operations Officer for McDonald's Corporation.

    JOHN L. CUTTER, 54, has been President and Chief Operating Officer since December, 1998. Prior to joining the Company, Mr. Cutter served as Chief Operating Officer at Boston Chicken, Inc. from 1997 through October, 1998. From 1993 through 1997, he served as Chief Executive Officer and President of Boston Chicken Golden Gate, LLC, a franchisee of Boston Chicken, Inc. From 1991 through 1993, Mr. Cutter held the position of President and Chief Operating Officer for Nanco Restaurants, Inc. Prior to 1991, Mr. Cutter held the position of Group President at American Restaurant Group/SAGA.

    PAUL J. MCDONALD, 55, has served as the Company's Senior Executive Vice President, Chief Financial Officer, Treasurer and Assistant Clerk since February, 1999. Mr. McDonald has been employed in various capacities with the Company since 1976, including Chief Administrative Officer from February, 1996 to January, 1999, Director of Management Information Systems, Vice President/Controller, Vice President Corporate Development and Vice President, Finance and Chief Financial Officer. Mr. McDonald is a certified public accountant.

    GERALD E. SINSIGALLI, 59, has been President, Foodservice Division of the Company since January 1989. Mr. Sinsigalli has been employed in various capacities with the Company since 1965. Mr. Sinsigalli's duties have included District and Division Manager, Director and Vice President of Operations and Senior Vice President.

    DENNIS J. ROBERTS, 50, has been Senior Vice President, Restaurant and Franchise Operations of the Company since February, 1999. Mr. Roberts has been employed in various capacities with the Company since 1969, including Senior Vice President, Restaurant Operations from January, 1996 to February, 1999, Restaurant, District and Division Manager, Regional Training Manager, Director and Vice President of Restaurant Operations.

    SCOTT D. COLWELL, 41, has been Vice President, Marketing of the Company since January 1996. Mr. Colwell has been employed in various capacities with the Company since 1982 including Director, New Business Development; Senior Director, Marketing and Sales and Senior Director, Retail Business.

    GARRETT J. ULRICH, 48, has been Vice President, Human Resources since September 1991. Mr. Ulrich held the position of Vice President, Human Resources for Dun & Bradstreet Information Services, North America from 1988 to 1991. From 1978 to 1988, Mr. Ulrich held various Human Resource executive and managerial positions at Pepsi Cola Company, a division of PepsiCo.

    AARON B. PARKER, 41, has been Associate General Counsel and Clerk of the Company since August, 1997. He served as Associate General Counsel and Assistant Clerk of the Company since 1989. He also served as the Company's Managing Director of International Business from 1994 to 1996. Mr. Parker served as Special Counsel to TRC from 1986 to 1996. Mr. Parker served as Associate General Counsel of PMC from 1986 through 1988. Prior to joining TRC and PMC, Mr. Parker was in private practice with the law firm of Wildman, Harrold, Allen, Dixon & McDonnell.

    ALLAN J. OKSCIN, 47, has been Corporate Controller since 1989 and has been employed in various capacities with the Company since 1977. Mr. Okscin's duties have included Assistant Controller and several managerial positions in Financial Reporting, Financial Services, and Internal Auditing. Mr. Okscin is a certified public accountant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock trades under the symbol FRND and is traded on the Nasdaq National Market. The following table sets forth the closing high and low sale price per share of the Company's common stock for the period from the initial public offering (November 14, 1997) to December 27, 1998:

                          MARKET PRICE OF COMMON STOCK

1998                                                                        HIGH        LOW
------------------------------------------------------------------------  ---------  ---------
First Quarter...........................................................  $   20.50  $   11.00
Second Quarter..........................................................      26.50     15.375
Third Quarter...........................................................      17.00      4.625
Fourth Quarter..........................................................    10.1875       5.50


1997                                                                        HIGH        LOW
------------------------------------------------------------------------  ---------  ---------
Fourth Quarter..........................................................  $  17.375  $  11.375

    The number of shareholders of record of the Company's common stock as of March 17, 1999 was 440.

    The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any determination as to the payment of dividends will depend upon the future results of operations, capital requirements and financial condition of the Company and its subsidiaries and such other facts as the Board of Directors of the Company may consider, including any contractual or statutory restrictions on the Company's ability to pay dividends. The Company's credit facility and the Indenture relating to its Senior Notes each limit the Company's ability to pay dividends on its Common Stock, and the Company is currently prohibited from paying any dividends (other than stock dividends) under these provisions (See Note 7 of Notes to Consolidated Financial Statements). The Company has not paid any dividends in the last two years.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

    The following table sets forth selected consolidated historical financial information of FICC and its consolidated subsidiaries which has been derived from the Company's audited Consolidated Financial Statements for each of the five most recent fiscal years ending December 27, 1998. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the basis of the presentation and significant accounting policies of the consolidated historical financial information set forth below. No dividends were declared or paid for any period presented.

                                                                            FISCAL YEAR (A)
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------

                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Restaurant.........................................  $  595,308  $  593,671  $  596,675  $  593,570  $  589,383
  Foodservice(retail and institutional)..............      78,718      70,254      53,464      55,507      41,631
  Franchise..........................................       3,769       2,375          --          --          --
  International......................................         301       1,247         668          72          --
                                                       ----------  ----------  ----------  ----------  ----------
Total revenues.......................................     678,096     667,547     650,807     649,149     631,014
                                                       ----------  ----------  ----------  ----------  ----------

                                                                            FISCAL YEAR (A)
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Costs and expenses:
  Cost of sales......................................     204,884     197,627     191,956     192,600     179,793
  Labor and benefits.................................     211,581     208,364     209,260     214,625     211,838
  Operating expenses.................................     153,822     148,966     143,163     143,854     132,010
  General and administrative expenses................      44,326      42,191      42,721      40,705      38,434
  Stock compensation expense (b).....................         722       8,407          --          --          --
  Expenses associated with Recapitalization (c)......          --         718          --          --          --
  Relocation of manufacturing and distribution
    facility (d).....................................         945          --          --          --          --
  Non-cash write-downs (e)...........................       1,132         770         227       7,352          --
  Depreciation and amortization......................      33,449      31,692      32,979      33,343      32,069
Gain on sales of restaurant operations (f)...........      (1,005)     (2,283)         --          --      --
                                                       ----------  ----------  ----------  ----------  ----------
Operating income.....................................      28,240      31,095      30,501      16,670      36,870
Interest expense, net (g)............................      31,838      39,303      44,141      41,904      45,467
Equity in net loss and other write-downs associated
  with joint venture (h).............................       4,828       1,530      --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
Loss before benefit from (provision for) income taxes
  and cumulative effect of change in accounting
  principle..........................................      (8,426)     (9,738)    (13,640)    (25,234)     (8,597)
Benefit from (provision for) income taxes............       3,455       3,993       5,868     (33,419)      4,661
Cumulative effect of change in accounting principle,
  net of income tax expense(i).......................      --           2,236      --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
Net loss.............................................  $   (4,971) $   (3,509) $   (7,772) $  (58,653) $   (3,936)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Basic and diluted loss per share:
  Loss before cumulative effect of change in
    accounting principle.............................  $    (0.67) $    (1.86) $    (3.60) $   (52.46) $    (3.52)
  Cumulative effect of change in accounting
    principle, net of income tax expense.............      --            0.72      --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
  Net loss...........................................  $    (0.67) $    (1.14) $    (3.60) $   (52.46) $    (3.52)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
OTHER DATA:
EBITDA (j)...........................................  $   63,543  $   72,363  $   63,707  $   57,365  $   68,939
Net cash provided by operating activities............      32,865      22,118      26,163      27,790      38,381
Net cash used in investing activities................     (48,320)    (23,437)    (20,308)    (18,166)    (28,032)
Net cash provided by (used in) financing
  activities.........................................      11,405      (2,160)    (10,997)        176      (7,899)
Capital expenditures:
  Cash...............................................  $   51,172  $   31,638  $   24,217  $   19,092  $   29,507
  Non-cash (k).......................................         608       2,227       5,951       3,305       7,767
                                                       ----------  ----------  ----------  ----------  ----------
Total capital expenditures...........................  $   51,780  $   33,865  $   30,168  $   22,397  $   37,274
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

                                            DECEMBER 27,  DECEMBER 28,  DECEMBER 29,  DECEMBER 31,  JANUARY 1,
                                                1998          1997          1996          1995         1995
                                            ------------  ------------  ------------  ------------  -----------
BALANCE SHEET DATA:
Working capital (deficit).................   $  (30,657)   $  (15,791)   $  (20,700)   $  (14,678)  $   (35,856)
Total assets..............................   $  374,548    $  371,871    $  360,126    $  370,292   $   374,669
Total long-term debt and capital lease
  obligations, excluding current
  maturities..............................   $  320,806    $  310,425    $  385,977    $  389,144   $   369,549
Total stockholders' equity (deficit)......   $  (90,601)   $  (86,361)   $ (173,156)   $ (165,534)  $  (106,901)

------------------------

(a) All fiscal years presented include 52 weeks of operations.

(b) Represents stock compensation expense arising out of the issuance of certain shares of common stock to management and the vesting of certain shares of restricted stock previously issued to management (see Note 13 of Notes to Consolidated Financial Statements).

(c) Includes payroll taxes associated with the stock compensation discussed in
    (b) and the write-off of deferred financing costs as a result of the Recapitalization in 1997.

(d) Represents estimated costs associated with the relocation of manufacturing and distribution operations from Troy, Ohio to Wilbraham, Massachusetts and York, Pennsylvania (see Note 16 of Notes to Consolidated Financial Statements).

(e) Includes non-cash write-downs of approximately $220 in 1998 related to equipment write-downs as a result of the closing of the Company's United Kingdom operations and $3,346 in 1995 related to a postponed debt restructuring. All other non-cash write-downs relate to property and equipment to be disposed of in the normal course of the Company's operations (see Notes 3, 6 and 18 of Notes to Consolidated Financial Statements).

(f) Represents gains recorded in connection with sales of equipment and operating rights to franchisees (see Notes 14 and 15 of Notes to Consolidated Financial Statements).

(g) Interest expense is net of capitalized interest of $525, $250, $49, $62 and $176 and interest income of $278, $338, $318, $390 and $187 for 1998, 1997,
    1996, 1995 and 1994, respectively.

(h) Includes a $3,486 write-down in 1998 of the investment in and advances to the joint venture to net realizable value based on the Company's decision to discontinue its direct investment in the joint venture. The Company's share of the joint venture's loss in 1998 was $1,342 (see Note 18 of Notes to Consolidated Financial Statements).

(i) Relates to a change in accounting principle for pensions (see Note 10 of Notes to Consolidated Financial Statements).

(j) EBITDA represents consolidated net loss before (i) cumulative effect of change in accounting principle, net of income tax expense, (ii) benefit from (provision for) income taxes, (iii) equity in net loss and other write-downs associated with joint venture, (iv) interest expense, net, (v) depreciation and amortization and (vi) non-cash write-downs and all other non-cash items, plus cash distributions from unconsolidated subsidiaries. The Company has included information concerning EBITDA in this Form 10-K because it believes that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings from operations or other traditional indications of a company's operating performance.

(k) Non-cash capital expenditures represent the cost of assets acquired through the incurrence of capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN.

OVERVIEW

    Friendly's owns and operates 646 restaurants, franchises 42 restaurants and 11 cafes and distributes a full line of frozen desserts through more than 5,000 supermarkets and other retail locations in 16 states. The Company was publicly held from 1968 until January 1979, at which time it was acquired by Hershey Foods Corporation ("Hershey"). Under Hershey's ownership, the number of Company restaurants increased from 601 to 849. Hershey subsequently sold the Company in September 1988 to The Restaurant Company ("TRC") in a highly-leveraged transaction (the "TRC Acquisition").

    Beginning in 1989, the new management focused on improving operating performance through revitalizing and renovating restaurants, upgrading and expanding the menu and improving management hiring, training, development and retention. Also in 1989, the Company introduced its signature frozen desserts into retail locations in the Northeast. Since the beginning of 1989, 33 new restaurants have been opened while 199 under-performing restaurants have been closed.

    The high leverage associated with the TRC Acquisition has severely impacted the liquidity and profitability of the Company. As of December 27, 1998, the Company had a stockholders' deficit of $90.6 million. Cumulative interest expense of $421.8 million since the TRC Acquisition has significantly contributed to the deficit. The Company's net loss in 1998 of $5.0 million included $31.8 million of interest expense. The degree to which the Company is leveraged could have important consequences, including the following: (i) potential impairment of the Company's ability to obtain additional financing in the future; (ii) because borrowings under the Company's credit facility in part bear interest at floating rates, the Company could be adversely affected by any increase in prevailing rates; (iii) the Company is more leveraged than certain of its principal competitors, which may place the Company at a competitive disadvantage; and (iv) the Company's substantial leverage may limit its ability to respond to changing business and economic conditions and make it more vulnerable to a downturn in general economic conditions.

    The Company's revenue, EBITDA and operating income have improved significantly since the TRC Acquisition. Despite the closing of 166 restaurants (net of restaurants opened) since the beginning of 1989, restaurant revenues have increased 6.8% from $557.3 million in 1989 to $595.3 million in 1998, while average revenue per restaurant has increased 38.2% from $665,000 to $919,000 during the same period. Foodservice operations manufactures frozen dessert products and distributes such manufactured products and purchased finished goods to the Company's restaurants and franchised operations. Additionally, it sells frozen dessert products to distributors and retail and institutional locations. Foodservice (retail and institutional), franchise and international revenues have also increased from $1.4 million in 1989 to $82.8 million in 1998. In addition, EBITDA has increased 34% from $47.4 million in 1989 to $63.5 million in 1998, while operating income has increased from $4.1 million to $28.2 million over the same period. As a result of the positive impact of the Company's revitalization program, the closing of under-performing restaurants, the growth of foodservice and other businesses and the commencement in July 1997 of the Company's franchising program, period-to-period comparisons may not be meaningful. Despite these improvements in operating performance, and primarily as a result of its high leverage and interest expense, the Company has reported net losses of $5.0 million, $3.5 million, $7.8 million, $58.7 million and $3.9 million for 1998, 1997, 1996, 1995 and 1994, respectively.

    The Company's revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of frozen desserts through retail and institutional locations and its newly created franchising initiative.

RESULTS OF OPERATIONS

    The operating results of the Company expressed as a percentage of total revenues are set forth below:

                                                                                                   FISCAL YEAR
                                                                                         -------------------------------
                                                                                           1998       1997       1996
                                                                                         ---------  ---------  ---------
Revenues:
  Restaurant...........................................................................       87.8%      88.9%      91.7%
  Foodservice (retail and institutional)...............................................       11.6       10.5        8.2
  Franchise............................................................................        0.6        0.4         --
  International........................................................................         --        0.2        0.1
                                                                                         ---------  ---------  ---------
Total revenues.........................................................................      100.0      100.0      100.0
Costs and expenses:
  Cost of sales........................................................................       30.2       29.6       29.5
  Labor and benefits...................................................................       31.2       31.2       32.2
  Operating expenses...................................................................       22.7       22.3       22.0
  General and administrative expenses..................................................        6.5        6.3        6.5
  Stock compensation expense...........................................................        0.1        1.3         --
  Expenses associated with Recapitalization............................................         --        0.1         --
  Relocation of manufacturing and distribution facility................................        0.1         --         --
  Write-downs of property and equipment................................................        0.2        0.1         --
  Depreciation and amortization........................................................        4.9        4.8        5.1
Gain on sales of restaurant operations.................................................       (0.1)      (0.3)        --
                                                                                         ---------  ---------  ---------
Operating income.......................................................................        4.2        4.6        4.7
Interest expense, net..................................................................        4.7        5.9        6.8
Equity in net loss and other write-downs associated with joint venture.................        0.7        0.2         --
                                                                                         ---------  ---------  ---------
Loss before benefit from income taxes and cumulative effect of change in accounting
  principle............................................................................       (1.2)      (1.5)      (2.1)
Benefit from income taxes..............................................................        0.5        0.6        0.9
Cumulative effect of change in accounting principle, net of income tax expense.........         --        0.4         --
                                                                                         ---------  ---------  ---------
Net loss...............................................................................       (0.7)%      (0.5)%      (1.2)%
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

    1998 COMPARED TO 1997

    REVENUES:

    Total revenues increased $10.6 million, or 1.6%, to $678.1 million in 1998 from $667.5 million in 1997. Restaurant revenues increased $1.6 million, or 0.3%, to $595.3 million in 1998 from $593.7 million in 1997. Comparable restaurant revenues increased 3.3%. The increase in restaurant revenues was due to the introduction of higher-priced lunch and dinner entrees, selected menu price increases, a shift in sales mix to higher-priced items, a milder winter in the 1998 period which allowed for favorable traffic comparisons and the re-imaging of 142 restaurants under the Company's Focus 2000 program. The increase in restaurant revenues was partially offset by the closing of 21 underperforming restaurants. There were seven new restaurants opened in 1998. In addition, the increase was partially offset by the sale of 36 restaurants to franchisees, which resulted in a $17.2 million reduction in restaurant revenues. Restaurant revenues were also reduced by $1.9 million due to the close-down days associated with the construction of the Company's re-imaging project. Foodservice (retail and institutional) revenues increased by $8.4 million, or 11.9%, to $78.7 million in 1998 from $70.3 million in 1997. The increase was primarily due to an increase in retail sales in existing markets. International revenues decreased $0.9 million to $0.3 million in 1998 from $1.2 million in 1997. Franchise revenues increased $1.4 million or 58% to $3.8 million in 1998 from $2.4 million in 1997. The increase is primarily the result of an increase in the number of franchised units and initial fees associated with 1998 franchise transactions (see Notes 14 and 15 of Notes to Consolidated Financial Statements).

    COST OF SALES:

    Cost of sales increased $7.3 million, or 3.7%, to $204.9 million in 1998 from $197.6 million in 1997. Cost of sales as a percentage of total revenues increased to 30.2% in 1998 from 29.6% in 1997. Results were significantly impacted by an unprecedented increase in the cost of dairy raw materials, specifically fresh cream. The total impact to the Company due to the cost of dairy raw materials was an increase in cost of sales of approximately $6.9 million. To compensate for this increase, the Company increased prices on certain packaged ice cream products, modified promotional strategies and currently is continuing to evaluate ways to manage dairy cost pressures over the long term. The higher food cost as a percentage of total revenue was also due to the increases in non-restaurant sales, which carry a higher food cost compared to restaurant sales. In addition, 1998 included $0.2 million of inventory write-downs associated with the Company's United Kingdom operations.

    LABOR AND BENEFITS:

    Labor and benefits increased $3.2 million, or 1.5%, to $211.6 million in 1998 from $208.4 million in 1997. Labor and benefits as a percentage of total revenues was 31.2% for the years ended December 27, 1998 and December 28, 1997. Although labor expenses increased, they remained at the same percentage of total revenues primarily due to an increase in foodservice (retail and institutional) revenues as a percent of total revenues as these revenues have no associated labor and benefits cost and lower workers' compensation insurance and pension costs. The higher labor costs, as a percentage of restaurant revenues, are a result of the Company's emphasis on improving guest service by increasing labor at the restaurant level as a prelude to a major 1999 service initiative, which is anticipated to result in increased labor costs.

    OPERATING EXPENSES:

    Operating expenses increased $4.8 million, or 3.2%, to $153.8 million in 1998 from $149.0 million in 1997. Operating expenses as a percentage of total revenues increased to 22.7% in 1998 from 22.3% in 1997. This increase was primarily due to higher foodservice retail selling expenses, which resulted in higher foodservice retail sales.

    GENERAL AND ADMINISTRATIVE EXPENSES:

    General and administrative expenses increased $2.1 million, or 5.0%, to $44.3 million in 1998 from $42.2 million in 1997. General and administrative expenses as a percentage of total revenues increased to 6.5% in 1998 from 6.3% in 1997. The increase was primarily due to Year 2000 training costs, higher relocation expenses and fringe benefit expenses. The increases were partially offset by lower incentive compensation costs and reduced management fees paid to TRC as a result of the deconsolidation (see Note 9 of Notes to Consolidated Financial Statements).

    EBITDA:

    As a result of the above, EBITDA decreased $8.9 million, or 12.2%, to $63.5 million in 1998 from $72.4 million in 1997. EBITDA as a percentage of total revenues decreased to 9.4% in 1998 from 10.8% in 1997.

    STOCK COMPENSATION EXPENSE:

    Stock compensation expense represents stock compensation arising out of the issuance of certain shares of common stock to management and the vesting of certain shares of restricted stock issued to management (see Note 13 of Notes to Consolidated Financial Statements).

    RELOCATION OF MANUFACTURING AND DISTRIBUTION FACILITY:

    Relocation of manufacturing and distribution facility expense relates to costs expected to be paid in connection with the relocation of manufacturing and distribution operations from Troy, Ohio to Wilbraham, Massachusetts and York, Pennsylvania (see Note 16 of Notes to Consolidated Financial Statements).

    EXPENSES ASSOCIATED WITH RECAPITALIZATION:

    In 1997, expenses associated with Recapitalization included payroll taxes associated with stock compensation and the write-off of deferred financing costs related to the Company's previous credit facility (see Note 5 of Notes to Consolidated Financial Statements).

    WRITE-DOWNS OF PROPERTY AND EQUIPMENT:

    Write-downs of property and equipment increased $0.3 million to $1.1 million in 1998 from $0.8 million in 1997. The increase is primarily the result of $0.2 million of United Kingdom equipment write-downs in 1998.

    DEPRECIATION AND AMORTIZATION:

    Depreciation and amortization increased $1.7 million, or 5.4%, to $33.4 million in 1998 from $31.7 million in 1997. Depreciation and amortization as a percentage of total revenues increased to 4.9% in 1998 from 4.8% in 1997. The increase was attributable to the Company's re-imaging projects. There were 142 units which were re-imaged in the year ended December 27, 1998 in addition to the full year depreciation impact for the 43 units which were re-imaged in the year ended December 28, 1997. Offsetting these increases was the net reduction in total restaurants of 14 units from December 28, 1997.

    GAIN ON SALES OF RESTAURANT OPERATIONS:

    Gain on sales of restaurant operations decreased $1.3 million, or 57%, to $1.0 million in 1998 from $2.3 million in 1997. The decrease was due to the gain recognized in 1998 from the sale of equipment and operating rights for two locations compared to the gain recognized in 1997 from the sale of equipment and operating rights for 34 locations (see Notes 14 and 15 of Notes to Consolidated Financial Statements).

    INTEREST EXPENSE, NET:

    Interest expense, net of capitalized interest and interest income, decreased by $7.5 million, or 19.1%, to $31.8 million in 1998 from $39.3 million in 1997. The decrease in interest expense was due to the reduction of debt, including capital lease obligations, and interest rates associated with the Company's Recapitalization in November 1997 (see Note 7 of Notes to Consolidated Financial Statements).

    EQUITY IN NET LOSS AND OTHER WRITE-DOWNS ASSOCIATED WITH JOINT VENTURE:

    The equity in net loss and other write-downs associated with the China joint venture increased $3.3 million to $4.8 million in 1998 from $1.5 million in 1997. The increase was primarily the result of the $3.5 million write-off of the investment in and advances to the joint venture based on the Company's decision to discontinue its direct investment in the joint venture. The Company's share of the joint venture's loss in 1998 was $1.3 million (see Note 18 of Notes to Consolidated Financial Statements).

    BENEFIT FROM INCOME TAXES:

    The benefit from income taxes was $3.5 million, or 41%, in 1998 compared to $4.0 million, or 41%, in 1997 (see Note 9 of Notes to Consolidated Financial Statements).

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET:

    In 1997, the Company revised the method used in determining the return-on-asset component of annual pension expense as described in Note 10 of Notes to Consolidated Financial Statements. The cumulative effect of this change was $2.2 million, net of income tax expense of $1.6 million.

    NET LOSS:

    Net loss was $5.0 million in 1998 compared to a net loss of $3.5 million in 1997 for the reasons discussed above.

    1997 COMPARED TO 1996

    REVENUES:

    Total revenues increased $16.7 million, or 2.6%, to $667.5 million in 1997 from $650.8 million in 1996. Restaurant revenues decreased $3.0 million, or 0.5%, to $593.7 million in 1997 from $596.7 million in 1996. Comparable restaurant revenues increased 2.9%. The increase in comparable restaurant revenues was due to the introduction of higher-priced lunch and dinner entrees, selected menu price increases, a shift in sales mix to higher-priced items, the re-imaging of 43 restaurants under the Company's Focus 2000 program, the revitalization of 12 restaurants, building expansions at seven restaurants and a milder winter in the 1997 period, which allowed for favorable traffic comparisons. The increase was partially offset by the sale of 34 restaurants to a franchisee, which resulted in a $14.5 million reduction in restaurant revenues, and the closing of 15 under-performing restaurants. Foodservice (retail and institutional) and international revenues increased by $17.4 million, or 32.2%, to $71.5 million in 1997 from $54.1 million in 1996. The increase was primarily due to a more effective sales promotion program. Franchise revenues were $2.4 million in 1997 compared to none in 1996. The increase is a result of the consummation of a franchise agreement on July 14, 1997 (see Note 15 of Notes to Consolidated Financial Statements).

    COST OF SALES:

    Cost of sales increased $5.6 million, or 2.9%, to $197.6 million in 1997 from $192.0 million in 1996. Cost of sales as a percentage of total revenues increased to 29.6% in 1997 from 29.5% in 1996. The increase was due to an increase in food costs at the foodservice level. The increase was partially offset by a 0.4% reduction in food costs at the restaurant level as a result of reduced promotional discounts.

    LABOR AND BENEFITS:

    Labor and benefits decreased $0.9 million, or 0.4%, to $208.4 million in 1997 from $209.3 million in 1996. Labor and benefits as a percentage of total revenues decreased to 31.2% in 1997 from 32.2% in 1996. The decrease was due to an increase in foodservice's retail and institutional and other revenues as a percentage of total revenues as these revenues have no associated labor and benefits cost and lower workers' compensation insurance and pension costs.

    OPERATING EXPENSES:

    Operating expenses increased $5.8 million, or 4.1%, to $149.0 million in 1997 from $143.2 million in 1996. Operating expenses as a percentage of total revenues increased to 22.3% in 1997 from 22.0% in 1996. The increase was due to higher advertising expenditures in 1997 partially offset by reduced costs for snow removal and the allocation of fixed costs over higher total revenues in 1997.

    GENERAL AND ADMINISTRATIVE EXPENSES:

    General and administrative expenses decreased $0.5 million, or 1.2%, to $42.2 million in 1997 from $42.7 million in 1996. General and administrative expenses as a percentage of total revenues decreased to 6.3% in 1997 from 6.5% in 1996. This decrease was due to reductions in pension costs and the elimination of field management positions associated with the closing of 15 restaurants since the end of 1996.

    EBITDA:

    As a result of the above, EBITDA increased $8.7 million, or 13.7%, to $72.4 million in 1997 from $63.7 million in 1996. EBITDA as a percentage of total revenues increased to 10.8% in 1997 from 9.8% in 1996.

    STOCK COMPENSATION EXPENSE:

    Stock compensation expense represents stock compensation arising out of the issuance of certain shares of common stock to management and the vesting of certain shares of restricted stock issued to management (see Note 13 of Notes to Consolidated Financial Statements).

    EXPENSES ASSOCIATED WITH RECAPITALIZATION:

    Expenses associated with Recapitalization included payroll taxes associated with the stock compensation discussed above and the write-off of deferred financing costs related to the Company's previous credit facility (see Note 5 of Notes to Consolidated Financial Statements).

    WRITE-DOWNS OF PROPERTY AND EQUIPMENT:

    Write-downs of property and equipment increased $0.6 million to $0.8 million in 1997 from $0.2 million in 1996.

    DEPRECIATION AND AMORTIZATION:

    Depreciation and amortization decreased $1.3 million, or 3.9%, to $31.7 million in 1997 from $33.0 million in 1996. Depreciation and amortization as a percentage of total revenues decreased to 4.8% in 1997 from 5.1% in 1996. The decrease was due to the closing of 15 restaurants since the end of 1996.

    GAIN ON SALE OF RESTAURANT OPERATIONS:

    Gain on sale of restaurant operations represents the income related to the sale of the equipment and operating rights for 34 existing locations to a franchisee (see Note 15 of Notes to Consolidated Financial Statements).

    INTEREST EXPENSE, NET:

    Interest expense, net of capitalized interest and interest income, decreased by $4.8 million, or 10.9%, to $39.3 million in 1997 from $44.1 million in 1996. The decrease in interest expense was due to the write-off of interest no longer payable under the Company's previous credit facility as well as a reduction in interest expense on capital lease obligations as a result of lower amounts outstanding in 1997 (see Note 7 of Notes to Consolidated Financial Statements).

    EQUITY IN NET LOSS AND OTHER WRITE-DOWNS ASSOCIATED WITH JOINT VENTURE:

    The equity in net loss and other write-downs associated with joint venture of $1.5 million in 1997 represents the Company's 50% share of the China joint venture's net loss for such period. Sales for the joint venture were minimal during the 1997 period.

    BENEFIT FROM INCOME TAXES:

    The benefit from income taxes was $4.0 million, or 41%, in 1997 compared to a benefit of $5.9 million, or 43%, in 1996 (see Note 9 of Notes to Consolidated Financial Statements).

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET:

    In 1997, the Company revised the method used in determining the return-on-asset component of annual pension expense as described in Note 10 of Notes to Consolidated Financial Statements. The cumulative effect of this change was $2.2 million, net of income tax expense of $1.6 million.

    NET LOSS:

    Net loss was $3.5 million in 1997 compared to a net loss of $7.8 million in 1996 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $32.9 million in 1998, $22.1 million in 1997 and $26.2 million in 1996. Accounts payable increased approximately $2.5 million from December 28, 1997 to December 27, 1998. The increase was primarily due to the timing of payments made between the years ended December 27, 1998 and December 28, 1997. Accrued expenses and other long-term liabilities decreased $3.1 million from December 28, 1997 to December 27, 1998, of which approximately $1.9 million was due to expenses paid in the early part of 1998 related to the Company's Recapitalization. In addition, the Company's pension obligation was reduced by $1.6 million from December 28, 1997 and there was a decrease in accrued interest on the Senior Notes from December 28, 1997 to December 27, 1998 of $0.8 million related to the timing of when payments were made in 1997 versus 1998. Offsetting these decreases was an increase of approximately $0.9 million related to store construction and maintenance costs at December 27, 1998 over December 28, 1997. Available borrowings under the revolving credit facility were $30.0 million as of December 27, 1998.

    Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent of the Company's and its subsidiaries' debt instruments, if any, permit) are sources of cash. The amounts of debt financing that the Company will be able to incur under capital leases and for property and casualty insurance financing and the amount of asset sales are limited by the terms of its credit facility and Senior Notes (see Note 7 of Notes to Consolidated Financial Statements).

    The Company requires capital principally to maintain existing restaurant and plant facilities, to continue to renovate and re-image existing restaurants, to convert restaurants, to construct new restaurants and for general corporate purposes. Since the TRC Acquisition and through December 27, 1998, the Company has spent $339.1 million on capital expenditures, including capitalized leases, of which $108.1 million was for the renovation of restaurants under its revitalization and re-imaging programs.

    Net cash used in investing activities was $48.3 million in 1998, $23.4 million in 1997 and $20.3 million in 1996. Capital expenditures for restaurant operations, including capitalized leases, were approximately $43.7 million in 1998, $28.9 million in 1997 and $22.7 million in 1996. Capital expenditures were offset by proceeds from the sale of property and equipment of $2.9 million, $5.0 million and $8.4 million in 1998, 1997 and 1996, respectively.

    The Company also uses capital to repay borrowings when cash is sufficient to allow for net repayments. Net cash provided by financing activities was $11.4 million in 1998. Net cash used in financing activities to repay borrowings was $14.6 million in 1997 excluding the effect of the Recapitalization, which resulted in proceeds of $200 million from the issuance of Senior Notes, $90 million from term loans and $90 million from the Common Stock Offering. These proceeds were used to pay the balances outstanding under the previous credit facility, certain capital lease obligations and fees and expenses related to the Recapitalization. Net cash used in financing activities was $11.0 million in 1996.

    The Company had a working capital deficit of $30.7 million as of December 27, 1998. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related accounts for food, supplies and payroll become due.

    The $200 million Senior Notes issued in connection with the Company's November 1997 Recapitalization are unsecured, senior obligations of FICC, guaranteed on an unsecured, senior basis by FICC's Friendly's Restaurant Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The Senior Notes mature on December 1, 2007. Interest on the Senior Notes is payable at 10.50% per annum semi-annually on June 1 and December 1 of each year. The Senior Notes are redeemable, in whole or in part, at FICC's option any time on or after December 1, 2002 at redemption prices from 105.25% to 100.00%. The redemption price is based on the redemption date. Prior to December 1, 2000, FICC may redeem up to $70 million of the Senior Notes at 110.50% with the proceeds of one or more equity offerings, as defined.

    The Company entered into the New Credit Facility in November 1997 in connection with its Recapitalization. The New Credit Facility includes $90 million in term loans (the "Term Loans"), a $55 million revolving credit facility (the "Revolving Credit Facility") and a $15 million letter of credit facility (the "Letter of Credit Facility"). The New Credit Facility is collateralized by substantially all of FICC's assets and by a pledge of FICC's shares of certain of its subsidiaries' stock.

    Effective December 27, 1998, the New Credit Facility was amended. In connection with this amendment, certain covenants were changed and interest rates on borrowings were increased. The per annum interest rates on drawings under the Revolving Credit Facility increased 0.25% and 0.50% for Eurodollar and ABR loans, respectively. The per annum interest rates on Tranches A, B and C of Eurodollar Term Loans increased 0.25% and the per annum interest rates on ABR Term Loans increased 0.50%, 0.25% and 0.25% for Tranches A, B and C, respectively. The per annum interest rate on amounts issued but undrawn under the Letter of Credit Facility increased 0.25% (see Note 7 of Notes to Consolidated Financial Statements). References herein to the New Credit Facility shall mean as amended on December 27, 1998.

    Annual principal payments due under the Term Loans will total $4.0 million, $9.1 million, $10.8 million, $12.6 million, $16.0 million, $17.4 million and $20.1 million in 1999 through 2005, respectively. In addition to the scheduled amortization, the Term Loans will be permanently reduced in certain circumstances (see Note 7 of Notes to Consolidated Financial Statements). The Revolving Credit Facility matures on November 15, 2002.

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

    The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities, to continue to renovate and re-image existing restaurants, to convert restaurants and to construct new restaurants. Capital expenditures for 1999 are anticipated to be $43.0 million in the aggregate, of which $34.2 million will be spent on restaurant operations. The Company's actual 1999 capital expenditures may vary from the estimated amounts set forth herein.

    In addition, the Company may need capital in connection with commitments to purchase approximately $86.7 million of raw materials, food products and supplies used in the normal course of business and its self-insurance through retentions or deductibles of the majority of its workers' compensation, automobile, general liability and group health insurance programs. The Company's self-insurance obligations may exceed its reserves (see Notes 12 and 15 of Notes to Consolidated Financial Statements).

    The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the New Credit Facility will be sufficient to meet the Company's anticipated operating and capital requirements for the foreseeable future.

    IMPACT OF YEAR 2000

    The Year 2000 Issue is the result of computer programs historically being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal day-to-day operations.

    The Company has developed a comprehensive plan to address the Year 2000 Issue. The plan addresses three main phases: (a) information systems; (b) embedded chips; and (c) supply chain readiness (including customers as well as inventory and non-inventory suppliers). To oversee the process, the Company has established a Steering Committee comprised of executives and chaired by the Company's Senior Executive Vice President, Chief Financial Officer and Treasurer. The Committee reports regularly to the Board of Directors and the Audit Committee. The Company retained the services of a third party consultant with Year 2000 expertise to evaluate the Company's Year 2000 plan and make recommendations. As of December 27, 1998, the Company is vigorously remediating software and hardware deficiencies caused by the Year 2000 Issue and is at various stages of completion. Major business systems are currently being addressed and in some cases are already complete, as in the case of the Company's financial reporting, accounts payable and manufacturing and distribution systems. Human resource systems are currently being remediated and are on schedule to be completed by the latter part of 1999. The Company will perform Year 2000 integrated testing for system interoperability in the second and third quarters of 1999. The Company continues to believe that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications or conversions are not made, or are not completed timely on the remaining critical business systems, the Year 2000 Issue could have a material impact on the operations of the Company. Based on the work completed to date, the Company continues to anticipate that remediation will be substantially completed prior to December 1999.

    Substantial progress has been made in the certification of restaurant systems and hardware. The Company has completed an inventory of restaurant hardware, and various remediation strategies have been identified and successfully tested for all classes of equipment. A detailed plan for retrofits has been completed. The retrofits should essentially be complete by June 1999. Software for non-compliant point of sale systems has been successfully remediated and tested. Revised point of sale software should be in all restaurants in March 1999. Other key restaurant software applications have also been certified. The remaining software applications are not expected to pose major problems and will be addressed in the second quarter of 1999. However, further testing of all applications will continue throughout the year.

    Embedded chip technology poses the most difficult challenge. The Company's focus has been directed at the manufacturing and distribution operations. As of December 27, 1998, all critical manufacturing functions have been evaluated and questionable equipment hardware is continually remediated in order to be compliant. The issues that currently remain open are non-critical in nature and should not impair the

Company's ability to conduct business. The Company continues to monitor its communications environment both internally and externally and will react as developments occur.

    The Company continues to take vigorous steps to monitor Year 2000 supply chain readiness by evaluating written assurances from over 325 business-critical suppliers. As of December 27, 1998, the Company is aggressively evaluating a small number of suppliers that the Company believes may not be compliant by December 1999. The Company also continues to identify alternate sources wherever appropriate.

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

    As the Company enters into 1999, it will continue to evaluate the business environment and will develop contingency plans for systems and resources in order to conduct its normal day-to-day business operations. As previously noted, some risks of the Year 2000 Issue are beyond the control of the Company, its suppliers and customers. For example, no preparations or contingency plan will protect the Company from a down-turn in economic activity caused by the possible ripple effect throughout the entire economy that could be caused by problems of others with the Year 2000 Issue.

    The Company's total Year 2000 project cost includes the estimated costs and time associated with the impact of third party Year 2000 Issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the system improvement and Year 2000 modifications. The total cost of the system improvement and the Year 2000 project is being funded through operating cash flows.

    Of the total project cost, approximately $4.5 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $1.3 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $3.1 million ($0.6 million expensed and $2.5 million capitalized for new systems) related to system improvements and the Year 2000 project.

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

NET OPERATING LOSS CARRYFORWARDS

    As of December 27, 1998, the Company has a Federal net operating loss ("NOL") carryforward of $40.6 million. Because of a change of ownership of the Company under Section 382 of the Internal

Revenue Code on March 26, 1996 (see Note 9 of Notes to Consolidated Financial Statements), $28.0 million of the NOL carryforward can be used only to offset current or future taxable income to the extent that any additional net unrealized built-in gains which existed at March 26, 1996 are recognized by March 26, 2001. The Common Stock Offering in November 1997 resulted in the Company having another change of ownership under Section 382 of the Internal Revenue Code. Accordingly, in tax years ending after the Common Stock Offering, the Company is limited in how much of its NOLs it can utilize. The amount of NOL's which may be used each year prior to any built-in gains being triggered is approximately $2.4 million. The NOLs expire, if unused, between 2001 and 2018. In addition, the NOL carryforwards are subject to adjustment upon review by the Internal Revenue Service (see Note 9 of Notes to Consolidated Financial Statements).

INFLATION

    The inflationary factors which have historically affected the Company's results of operations include increases in the costs of cream, sweeteners, purchased food, labor and other operating expenses. Approximately 16% of wages paid in the Company's restaurants are impacted by changes in the Federal or state minimum hourly wage rate. Accordingly, changes in the Federal or states minimum hourly wage rate directly affect the Company's labor cost. The Company is able to minimize the impact of inflation on occupancy costs by owning the underlying real estate for approximately 43% of its restaurants. The Company and the restaurant industry typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that the Company will be able to offset such inflationary cost increases in the future.

SEASONALITY

    Due to the seasonality of frozen dessert consumption, and the effect from time to time of weather on patronage of the restaurants, the Company's revenues and EBITDA are typically higher in its second and third quarters.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    The Company has market risk exposure to interest rates on its fixed and variable rate debt obligations. The Company manages the exposure on the Term Loans, as defined, through the use of an interest rate swap arrangement. Refer to Note 7 of Notes to Consolidated Financial Statements for a summary of the terms of the Company's debt obligations and interest rate swap arrangement, including the fair values of such amounts. The Company does not enter into contracts for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    For a listing of consolidated financial statements which are included in this document, see page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

    Information regarding directors and Section 16(a) Compliance is incorporated herein by reference from the Sections entitled "Proposal 1-Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement which will be filed no later than 120 days after December 27, 1998.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference from the Sections entitled "Proposal 1--Election of Directors-- Director Compensation" and "Executive Compensation" of the Company's definitive proxy statement which will be filed no later than 120 days after December 27, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference from the Section entitled "Stock Ownership" of the Company's definitive proxy statement which will be filed no later than 120 days after December 27, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference from the Section entitled "Executive Compensation-Certain Relationships and Related Transactions" of the Company's definitive proxy statement which will be filed no later than 120 days after December 27, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        1.         Financial statements:
                      For a listing of consolidated financial statements which are included in this document, see page F-1.
           2.         Schedules:
                      The following consolidated financial statement schedule and Report of Independent
                      Public Accountants thereon is included pursuant to Item 14(d): Schedule II --
                      Valuation and Qualifying Accounts. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange
                      Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(b)                   Exhibits:
                      The exhibit index is incorporated by reference herein.
(c)                   Reports on Form 8-K
                      None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FRIENDLY ICE CREAM CORPORATION

                                              By:        Name: Paul J. McDonald
                                                         Title: SENIOR EXECUTIVE VICE PRESIDENT,
                                                         CHIEF FINANCIAL OFFICER, TREASURER AND
                                                         ASSISTANT CLERK

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                    NAME                                    TITLE (CAPACITY)                         DATE
--------------------------------------------  --------------------------------------------  ----------------------

                                              Chairman of the Board and Chief Executive             March 24, 1999
     ----------------------------------       Officer (Principal Executive Officer and
              Donald N. Smith                 Director)

                                              Senior Executive Vice President, Chief                March 24, 1999
                                              Financial Officer, Treasurer and Assistant
     ----------------------------------       Clerk (Principal Financial and Accounting
              Paul J. McDonald                Officer)

                                              Director                                              March 24, 1999
     ----------------------------------
         Charles A. Ledsinger, Jr.

                                              Director                                              March 24, 1999
     ----------------------------------
              Steven L. Ezzes

                                              Director                                              March 24, 1999
     ----------------------------------
             Burton J. Manning

                                              Director                                              March 24, 1999
     ----------------------------------
              Michael J. Daly

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Friendly Ice Cream Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of Friendly Ice Cream Corporation and subsidiaries (collectively, the Company) as of December 27, 1998 and December 28, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 27, 1998, included in this Form 10-K, and have issued our report thereon dated February 12, 1999 (except for the matter discussed in Note 18 of Notes to Consolidated Financial Statements, as to which the date is February 25, 1999). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II -- Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information reflected in the schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 12, 1999

                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(D)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         FRIENDLY ICE CREAM CORPORATION

                    FOR THE YEAR ENDED DECEMBER 27, 1998(1)

                   COLUMN A                        COLUMN B               COLUMN C              COLUMN D      COLUMN E
-----------------------------------------------  -------------  ----------------------------  -------------  -----------
                                                  BALANCE AT     CHARGED TO     CHARGED TO                     BALANCE
                                                   BEGINNING      COSTS AND        OTHER                       AT END
                  DESCRIPTION                      OF PERIOD      EXPENSES       ACCOUNTS          (2)        OF PERIOD
-----------------------------------------------  -------------  -------------  -------------  -------------  -----------
Reserves deducted in the balance sheet from the
  assets to which they relate:
Reserve for relocation of manufacturing and        $      --      $     945      $      --      $      --     $     945
  distribution facility........................
                                                       -----          -----          -----          -----         -----
                                                       -----          -----          -----          -----         -----

------------------------

(1) Schedule is not applicable for 1996 or 1997.

(2) The charges to the accounts are for the purposes for which the reserves were created.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----

Report of Independent Public Accountants...................................................................         F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 27, 1998 and December 28, 1997................................         F-3

  Consolidated Statements of Operations for the Years Ended December 27, 1998,
    December 28, 1997 and December 29, 1996................................................................         F-4

  Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended December 27,
    1998, December 28, 1997 and December 29, 1996..........................................................         F-5

  Consolidated Statements of Cash Flows for the Years Ended December 27, 1998,
    December 28, 1997 and December 29, 1996................................................................         F-6

Notes to Consolidated Financial Statements.................................................................         F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Friendly Ice Cream Corporation:

    We have audited the accompanying consolidated balance sheets of Friendly Ice Cream Corporation and subsidiaries as of December 27, 1998 and December 28, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Friendly Ice Cream Corporation and subsidiaries as of December 27, 1998 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1998 in conformity with generally accepted accounting principles.

    As explained in Note 10 of Notes to Consolidated Financial Statements, effective December 30, 1996, the Company changed its method of calculating the market-related value of pension plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization.

                                                             ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 12, 1999 (except for the matter discussed in Note 18, as to which the date is February 25, 1999)

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                       DECEMBER 27,  DECEMBER 28,
                                                                                           1998          1997
                                                                                       ------------  ------------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................................................   $   11,091    $   15,132
  Restricted cash....................................................................        2,211         1,333
  Accounts receivable................................................................        5,566         8,922
  Inventories........................................................................       15,560        15,671
  Deferred income taxes..............................................................        7,061         8,831
  Prepaid expenses and other current assets..........................................        6,578         6,400
                                                                                       ------------  ------------
TOTAL CURRENT ASSETS.................................................................       48,067        56,289
INVESTMENT IN JOINT VENTURE..........................................................           --         2,970
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization.............      300,159       283,944
INTANGIBLES AND DEFERRED COSTS, net of accumulated amortization of $6,525 and $4,519
  at December 27, 1998 and December 28, 1997, respectively...........................       25,178        25,994
OTHER ASSETS.........................................................................        1,144         2,674
                                                                                       ------------  ------------
TOTAL ASSETS.........................................................................   $  374,548    $  371,871
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current maturities of long-term debt...............................................   $    4,023    $    2,875
  Current maturities of capital lease and finance obligations........................        1,677         1,577
  Accounts payable...................................................................       26,460        23,951
  Accrued salaries and benefits......................................................       14,206        13,804
  Accrued interest payable...........................................................        2,593         2,607
  Insurance reserves.................................................................        9,116         7,248
  Other accrued expenses.............................................................       20,649        20,018
                                                                                       ------------  ------------
TOTAL CURRENT LIABILITIES............................................................       78,724        72,080
                                                                                       ------------  ------------
DEFERRED INCOME TAXES................................................................       37,188        42,393
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities.......................        9,745        11,341
LONG-TERM DEBT, less current maturities..............................................      311,061       299,084
OTHER LONG-TERM LIABILITIES..........................................................       28,431        33,334
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock, $.01 par value; authorized 50,000,000 shares at December 27, 1998 and
    December 28, 1997; 7,461,600 and 7,441,290 shares issued and outstanding at
    December 27, 1998 and December 28, 1997, respectively............................           75            74
  Preferred Stock, $.01 par value; authorized 1,000,000 shares at December 27, 1998 and December 28, 1997; -0- shares issued and outstanding at December 27, 1998 and
    December 28, 1997................................................................           --            --
  Additional paid-in capital.........................................................      137,896       137,175
  Accumulated deficit................................................................     (228,639)     (223,668)
  Accumulated other comprehensive income.............................................           67            58
                                                                                       ------------  ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT).................................................      (90,601)      (86,361)
                                                                                       ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).................................   $  374,548    $  371,871
                                                                                       ------------  ------------
                                                                                       ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 FOR THE YEARS ENDED
                                                                                     -------------------------------------------
                                                                                     DECEMBER 27,   DECEMBER 28,   DECEMBER 29,
                                                                                         1998           1997           1996
                                                                                     -------------  -------------  -------------
REVENUES...........................................................................   $   678,096    $   667,547    $   650,807
COSTS AND EXPENSES:
  Cost of sales....................................................................       204,884        197,627        191,956
  Labor and benefits...............................................................       211,581        208,364        209,260
  Operating expenses...............................................................       153,822        148,966        143,163
  General and administrative expenses..............................................        44,326         42,191         42,721
  Stock compensation expense (Note 13).............................................           722          8,407             --
  Expenses associated with Recapitalization (Note 5)...............................            --            718             --
  Relocation of manufacturing and distribution facility (Note 16)..................           945             --             --
  Write-downs of property and equipment (Note 6)...................................         1,132            770            227
  Depreciation and amortization....................................................        33,449         31,692         32,979
Gain on sales of restaurant operations (Notes 14 and 15)...........................        (1,005)        (2,283)            --
                                                                                     -------------  -------------  -------------
OPERATING INCOME...................................................................        28,240         31,095         30,501
Interest expense, net of capitalized interest of $525, $250 and $49 and interest income of $278, $338 and $318 for the years ended December 27, 1998, December 28,
  1997 and December 29, 1996, respectively (Note 7)................................        31,838         39,303         44,141
Equity in net loss and other write-downs associated with joint venture (Note 18)...         4,828          1,530             --
                                                                                     -------------  -------------  -------------
LOSS BEFORE BENEFIT FROM INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE........................................................................        (8,426)        (9,738)       (13,640)
Benefit from income taxes..........................................................         3,455          3,993          5,868
                                                                                     -------------  -------------  -------------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE....................        (4,971)        (5,745)        (7,772)
Cumulative effect of change in accounting principle, net of income tax expense of
  $1,554 (Note 10).................................................................            --          2,236             --
                                                                                     -------------  -------------  -------------
NET LOSS...........................................................................   $    (4,971)   $    (3,509)   $    (7,772)
                                                                                     -------------  -------------  -------------
                                                                                     -------------  -------------  -------------
BASIC AND DILUTED LOSS PER SHARE:
  Loss before cumulative effect of change in accounting principle..................   $     (0.67)   $     (1.86)   $     (3.60)
  Cumulative effect of change in accounting principle, net of income tax expense...            --           0.72             --
                                                                                     -------------  -------------  -------------
  Net loss.........................................................................   $     (0.67)   $     (1.14)   $     (3.60)
                                                                                     -------------  -------------  -------------
                                                                                     -------------  -------------  -------------
PRO FORMA AMOUNTS ASSUMING PENSION METHOD IS RETROACTIVELY APPLIED (Note 10):
  Net loss.........................................................................   $    (4,971)   $    (5,745)   $    (7,214)
                                                                                     -------------  -------------  -------------
                                                                                     -------------  -------------  -------------
  Basic and diluted net loss per share.............................................   $     (0.67)   $     (1.86)   $     (3.34)
                                                                                     -------------  -------------  -------------
                                                                                     -------------  -------------  -------------
WEIGHTED AVERAGE BASIC AND DILUTED SHARES..........................................         7,452          3,087          2,161
                                                                                     -------------  -------------  -------------
                                                                                     -------------  -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                     COMMON STOCK
                                                    -----------------------------------------------
                                 COMMON STOCK              CLASS A                  CLASS B          ADDITIONAL
                            ----------------------  ----------------------  -----------------------    PAID-IN     ACCUMULATED
                             SHARES      AMOUNT      SHARES      AMOUNT       SHARES      AMOUNT       CAPITAL       DEFICIT
                            ---------  -----------  ---------  -----------  ----------  -----------  -----------  -------------
BALANCE, DECEMBER 31,
  1995....................         --   $  --       1,090,969   $      11           --   $      --    $  46,842    $  (212,387)
                            ---------       -----   ---------       -----   ----------       -----   -----------  -------------
Comprehensive (loss)
  income:
  Net loss................         --          --          --          --           --          --           --         (7,772)
  Translation adjustment..         --          --          --          --           --          --           --             --
                            ---------       -----   ---------       -----   ----------       -----   -----------  -------------
Total comprehensive (loss)
  income..................         --          --          --          --           --          --           --         (7,772)
                            ---------       -----   ---------       -----   ----------       -----   -----------  -------------
Issuance of common stock
  to lenders..............         --          --          --          --    1,187,503          12           38             --
Proceeds from exercise of
  warrants................         --          --      71,527           1           --          --           21             --
Stock compensation
  expense.................         --          --     122,888           1           --          --            4             --
                            ---------       -----   ---------       -----   ----------       -----   -----------  -------------
BALANCE, DECEMBER 29,
  1996....................         --          --   1,285,384          13    1,187,503          12       46,905       (220,159)
                            ---------       -----   ---------       -----   ----------       -----   -----------  -------------
Comprehensive loss:
  Net loss................         --          --          --          --           --          --           --         (3,509)
  Translation adjustment..         --          --          --          --           --          --           --             --
                            ---------       -----   ---------       -----   ----------       -----   -----------  -------------
Total comprehensive loss..         --          --          --          --           --          --           --         (3,509)
                            ---------       -----   ---------       -----   ----------       -----   -----------  -------------
Shares returned to FICC at
  no cost in connection
  with the Offerings (Note
  13).....................         --          --    (766,782)         (8)          --          --           --             --
Conversion of Class A
  Common Stock and Class B
  Common Stock to Common
  Stock...................  1,706,105          17    (518,602)         (5)  (1,187,503)        (12)          --             --
Proceeds from Common Stock
  Offering, net of
  expenses of $8,087......  5,000,000          50          --          --           --          --       81,870             --
Stock compensation
  expense.................    735,185           7          --          --           --          --        8,400             --
                            ---------       -----   ---------       -----   ----------       -----   -----------  -------------
BALANCE, DECEMBER 28,
  1997....................  7,441,290          74          --          --           --          --      137,175       (223,668)
                            ---------       -----   ---------       -----   ----------       -----   -----------  -------------
Comprehensive (loss)
  income:
  Net loss................         --          --          --          --           --          --           --         (4,971)
  Translation adjustment..         --          --          --          --           --          --           --             --
                            ---------       -----   ---------       -----   ----------       -----   -----------  -------------
Total comprehensive (loss)
  income..................         --          --          --          --           --          --           --         (4,971)
                            ---------       -----   ---------       -----   ----------       -----   -----------  -------------
Stock compensation
  expense.................     20,310           1          --          --           --          --          721             --
                            ---------       -----   ---------       -----   ----------       -----   -----------  -------------
BALANCE, DECEMBER 27,
  1998....................  7,461,600   $      75          --   $      --           --   $      --    $ 137,896    $  (228,639)
                            ---------       -----   ---------       -----   ----------       -----   -----------  -------------
                            ---------       -----   ---------       -----   ----------       -----   -----------  -------------


                               ACCUMULATED
                                  OTHER
                              COMPREHENSIVE
                                 INCOME          TOTAL
                            -----------------  ---------
BALANCE, DECEMBER 31,
  1995....................      $      --      $(165,534)
                                    -----      ---------
Comprehensive (loss)
  income:
  Net loss................             --         (7,772)
  Translation adjustment..             73             73
                                    -----      ---------
Total comprehensive (loss)
  income..................             73         (7,699)
                                    -----      ---------
Issuance of common stock
  to lenders..............             --             50
Proceeds from exercise of
  warrants................             --             22
Stock compensation
  expense.................             --              5
                                    -----      ---------
BALANCE, DECEMBER 29,
  1996....................             73       (173,156)
                                    -----      ---------
Comprehensive loss:
  Net loss................             --         (3,509)
  Translation adjustment..            (15)           (15)
                                    -----      ---------
Total comprehensive loss..            (15)        (3,524)
                                    -----      ---------
Shares returned to FICC at
  no cost in connection
  with the Offerings (Note
  13).....................             --             (8)
Conversion of Class A
  Common Stock and Class B
  Common Stock to Common
  Stock...................             --             --
Proceeds from Common Stock
  Offering, net of
  expenses of $8,087......             --         81,920
Stock compensation
  expense.................             --          8,407
                                    -----      ---------
BALANCE, DECEMBER 28,
  1997....................             58        (86,361)
                                    -----      ---------
Comprehensive (loss)
  income:
  Net loss................             --         (4,971)
  Translation adjustment..              9              9
                                    -----      ---------
Total comprehensive (loss)
  income..................              9         (4,962)
                                    -----      ---------
Stock compensation
  expense.................             --            722
                                    -----      ---------
BALANCE, DECEMBER 27,
  1998....................      $      67      $ (90,601)
                                    -----      ---------
                                    -----      ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                 FOR THE YEARS ENDED
                                                                                       ----------------------------------------
                                                                                       DECEMBER 27,  DECEMBER 28,  DECEMBER 29,
                                                                                           1998          1997          1996
                                                                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................................   $   (4,971)   $   (3,509)   $   (7,772)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Cumulative effect of change in accounting principle................................           --        (2,236)           --
  Stock compensation expense.........................................................          722         8,407            --
  Non-cash expenses associated with Recapitalization.................................           --           399            --
  Relocation of manufacturing and distribution facility..............................          945            --            --
  Depreciation and amortization......................................................       33,449        31,692        32,979
  Write-downs of property and equipment..............................................        1,132           770           227
  Deferred income tax benefit........................................................       (3,435)       (4,083)       (5,926)
  Loss (gain) on asset retirements...................................................          123         1,939          (916)
  Equity in net loss and other write-downs associated with joint venture.............        4,828         1,530            --
  Changes in operating assets and liabilities:
    Accounts receivable..............................................................        2,110        (3,930)          241
    Inventories......................................................................          111          (526)          (66)
    Other assets.....................................................................       (1,596)       (7,998)        1,309
    Accounts payable.................................................................        2,509         3,178          (199)
    Accrued expenses and other long-term liabilities.................................       (3,062)       (3,515)        6,286
                                                                                       ------------  ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES............................................       32,865        22,118        26,163
                                                                                       ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..................................................      (51,172)      (31,638)      (24,217)
Proceeds from sales of property and equipment........................................        2,852         5,043         8,409
Purchases of investment securities...................................................           --        (8,194)           --
Proceeds from sales and maturities of investment securities..........................           --        12,787            --
Acquisition of Restaurant Insurance Corporation, net of cash acquired................           --           (35)           --
Advances to and investments in joint venture.........................................           --        (1,400)       (4,500)
                                                                                       ------------  ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES................................................      (48,320)      (23,437)      (20,308)
                                                                                       ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other borrowings.......................................................       69,258       167,548        48,196
Repayments of debt...................................................................      (56,133)     (438,673)      (52,084)
Repayments of capital lease and finance obligations..................................       (1,720)      (12,955)       (7,131)
Proceeds from issuance of senior notes...............................................           --       200,000            --
Proceeds from issuance of common stock...............................................           --        81,920            --
Proceeds from exercise of stock purchase warrants....................................           --            --            22
                                                                                       ------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..................................       11,405        (2,160)      (10,997)
                                                                                       ------------  ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..............................................            9           (15)           78
                                                                                       ------------  ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS............................................       (4,041)       (3,494)       (5,064)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.........................................       15,132        18,626        23,690
                                                                                       ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR...............................................   $   11,091    $   15,132    $   18,626
                                                                                       ------------  ------------  ------------
                                                                                       ------------  ------------  ------------
SUPPLEMENTAL DISCLOSURES
Interest paid........................................................................   $   30,784    $   46,040    $   36,000
Income taxes paid....................................................................          532           168            --
Capital lease obligations incurred...................................................          608         2,227         5,951
Capital lease obligations terminated.................................................          384         1,587           128
Issuance of common stock to lenders..................................................           --            --            50

  The accompanying notes are an integral part of these consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

    In September 1988, The Restaurant Company ("TRC") and another investor acquired Friendly Ice Cream Corporation ("FICC"). Subsequent to the acquisition, Friendly Holding Corporation ("FHC") was organized to hold the outstanding common stock of FICC, and in March 1996, FHC was merged into FICC. Additionally, in March 1996, TRC distributed its shares of FICC's voting common stock to TRC's shareholders and FICC deconsolidated from TRC.

    In November 1997, FICC completed a public offering of five million shares of its common stock for net proceeds of $81.9 million and a public offering of $200 million of Senior Notes (collectively, the "Offerings"). Concurrent with the Offerings, FICC entered into a new senior secured credit facility consisting of
(i) $90 million of term loans, (ii) a $55 million revolving credit facility and
(iii) a $15 million letter of credit facility (collectively, the "New Credit Facility"). Proceeds from the Offerings and the New Credit facility were primarily used to repay the $353.7 million outstanding under FICC's previous credit facility (collectively, the "Recapitalization").

    References herein to "Friendly's" or the "Company" refer to Friendly Ice Cream Corporation, its predecessor and its consolidated subsidiaries.

2. NATURE OF OPERATIONS

    Friendly's owns and operates 646 full-service restaurants, franchises 42 restaurants and 11 cafes and distributes a full line of frozen dessert products. These products are distributed to Friendly's restaurants and cafes and to more than 5,000 supermarkets and other retail locations in 16 states. The restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as frozen dessert products. For the years ended December 27, 1998, December 28, 1997 and December 29, 1996, restaurant sales were approximately 88%, 89% and 92%, respectively, of the Company's revenues. As of December 27, 1998, December 28, 1997 and December 29, 1996, approximately 86%, 85% and 80%, respectively, of the Company-owned restaurants were located in the Northeast United States. As a result, a severe or prolonged economic recession in this geographic area may adversely affect the Company more than certain of its competitors which are more geographically diverse.

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--

    The consolidated financial statements include the accounts of FICC and its subsidiaries after elimination of intercompany accounts and transactions.

    FISCAL YEAR--

    Friendly's fiscal year ends on the last Sunday in December, unless that day is earlier than December 27, in which case the fiscal year ends on the following Sunday.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS--

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Future facts and circumstances could alter management's estimates with respect to the carrying value of long-lived assets and the adequacy of insurance reserves.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION--

    The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue upon shipment of product. Franchise royalty income, based on gross sales of franchisees, is payable monthly and is recorded on the accrual method. Initial franchise fees are recorded upon completion of all significant services, generally upon opening of the restaurant.

    CASH AND CASH EQUIVALENTS--

    The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

    INVENTORIES--

    Inventories are stated at the lower of first-in, first-out cost or market. Inventories at December 27, 1998 and December 28, 1997 were (in thousands):

                                                                   DECEMBER 27,  DECEMBER 28,
                                                                       1998          1997
                                                                   ------------  ------------
Raw materials....................................................   $    1,983    $    2,011
Goods in process.................................................          145           136
Finished goods...................................................       13,432        13,524
                                                                   ------------  ------------
Total............................................................   $   15,560    $   15,671
                                                                   ------------  ------------
                                                                   ------------  ------------

    RESTRICTED CASH--

    Restaurant Insurance Corporation ("RIC"), an insurance subsidiary (see Note
4), is required by the reinsurer of RIC to hold assets in trust whose value is at least equal to certain of RIC's outstanding estimated insurance claim liabilities. Accordingly, as of December 27, 1998 and December 28, 1997, cash of approximately $2,211,000 and $1,333,000, respectively, was restricted.

    PROPERTY AND EQUIPMENT--

    Property and equipment are carried at cost except for impaired assets which are carried at fair value less cost to sell (see Note 6). Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

    Buildings - 30 years

    Building improvements and leasehold improvements - Lesser of lease term or 20 years

    Equipment - 3 to 10 years

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    At December 27, 1998 and December 28, 1997, property and equipment included (in thousands):

                                                                   DECEMBER 27,  DECEMBER 28,
                                                                       1998          1997
                                                                   ------------  ------------
Land.............................................................   $   76,025    $   76,160
Buildings and improvements.......................................      128,531       119,121
Leasehold improvements...........................................       43,365        40,300
Assets under capital leases......................................       12,887        12,709
Equipment........................................................      276,720       247,052
Construction in progress.........................................       11,807        12,551
                                                                   ------------  ------------
Property and equipment...........................................      549,335       507,893
Less: accumulated depreciation and amortization..................     (249,176)     (223,949)
                                                                   ------------  ------------
Property and equipment, net......................................   $  300,159    $  283,944
                                                                   ------------  ------------
                                                                   ------------  ------------

    Major renewals and betterments are capitalized. Replacements and maintenance and repairs which do not extend the lives of the assets are charged to operations as incurred.

    LONG-LIVED ASSETS--

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews the license agreement for the right to use various trademarks and tradenames (see Note 5) for impairment on a quarterly basis. The Company recognizes an impairment has occurred when the carrying value of the license agreement exceeds the estimated future cash flows of the trademarked products.

    The Company reviews each restaurant property quarterly to determine which properties will be disposed of. This determination is made based on poor operating results, deteriorating property values and other factors. The Company recognizes an impairment has occurred when the carrying value of property exceeds its estimated fair value, which is estimated based on the Company's experience selling similar properties and local market conditions, less costs to sell (see Note 6).

    RESTAURANT PREOPENING COSTS--

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets and is effective for fiscal years beginning after December 15, 1998. In accordance with this statement, the Company will expense previously deferred restaurant preopening costs of approximately $319,000 as of December 28, 1998. Such amount, net of any related income tax effects, will be reflected as a cumulative effect of a change in accounting principle in fiscal 1999.

    INTERNAL USE SOFTWARE--

    In accordance with SOP 98-1, "Accounting for The Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs incurred in the development of internally used software if the criteria under SOP 98-1 have been met.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RESTAURANT CLOSURE COSTS--

    Restaurant closure costs are recognized when a decision is made to close a restaurant. Restaurant closure costs include writing down the carrying amount of a restaurant's assets to estimated fair market value less costs of disposal and the net present value of any remaining operating lease payments after the expected closure date.

    INSURANCE RESERVES--

    The Company is self-insured through retentions or deductibles for the majority of its workers' compensation, automobile, general liability, product liability and group health insurance programs. Self-insurance amounts vary up to $500,000 per occurrence. Insurance with third parties, some of which is then reinsured through RIC (see Note 4), is in place for claims in excess of these self-insured amounts. RIC assumes 100% of the risk from $500,000 to $1,000,000 per occurrence for the Company's worker's compensation, general liability and product liability insurance. The Company's and RIC's liability for estimated incurred losses are actuarially determined and recorded in the accompanying consolidated financial statements on an undiscounted basis (see Note 12).

    INCOME TAXES--

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely (see Note
9).

    ADVERTISING--

    The Company expenses production and other advertising costs the first time the advertising takes place. For the years ended December 27, 1998, December 28, 1997 and December 29, 1996, advertising expense was approximately $20,985,000, $21,185,000 and $18,231,000, respectively.

    INTEREST RATE SWAP AGREEMENT--

    In connection with the Recapitalization, the Company entered into an interest rate swap agreement. The interest differential to be paid or received is accrued and recorded as an adjustment to interest expense (see Note 7).

    EARNINGS PER SHARE--

    On January 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." The adoption of this standard did not have a material impact on the Company's computation of earnings per share. Additionally, on February 4, 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 98 on computations of earnings per share, which changed the guidance on how common stock transactions prior to or in connection with an initial public offering are treated in earnings per share computations.

    Accordingly, all prior period earnings per share data presented have been restated and all earnings per share data presented are in accordance with SFAS No. 128 and SAB No. 98.

    Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) calculated by dividing income available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock equivalents which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 5,688 for the year ended December 27, 1998. There were no potentially dilutive common stock equivalents for the years ended December 28, 1997 and December 29, 1996.

    STOCK-BASED COMPENSATION--

    On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the measurement of the fair value of stock options or warrants granted to be included in the statement of operations or that pro forma information related to the fair value be disclosed in the notes to financial statements. The Company continues to account for stock-based compensation for employees under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and elects the disclosure-only alternative under SFAS No. 123.

    COMPREHENSIVE INCOME--

    On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income (net income (loss) together with other non-owner changes in equity) and its components in the financial statements. In accordance with SFAS No. 130, the consolidated financial statements have been reclassified for earlier periods.

    EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS--

    On January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets (see Notes 10 and 11).

    DERIVATIVE INSTRUMENTS--

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 cannot be applied retroactively. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company's financial statements and has not determined the timing or method of the Company's adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS--

    Certain prior period amounts have been reclassified to conform with the current year presentation.

4. ACQUISITION OF RESTAURANT INSURANCE CORPORATION

    On March 19, 1997, FICC acquired all of the outstanding shares of common stock of Restaurant Insurance Corporation ("RIC"), a Vermont corporation, from TRC for cash of $1,300,000 and a $1,000,000 promissory note payable to TRC bearing interest at an annual rate of 8.25%. The promissory note and accrued interest of approximately $1,024,000 were paid on June 30, 1997. RIC, which was formed in 1993, reinsures certain Company risks (i.e., workers' compensation, employer's liability, general liability and product liability) from a third party insurer (see Note 12).

    The acquisition was accounted for as a purchase. Accordingly, the results of operations for RIC for the period subsequent to March 20, 1997 were included in the accompanying consolidated financial statements. No pro forma information is included since the effect of the acquisition is not material. The purchase price was allocated to net assets acquired based on the estimated fair market values at the date of acquisition. The purchase price was allocated as follows (in thousands):

Cash and cash equivalents.........................................  $   2,265
Restricted cash and investments...................................     12,061
Receivables and other assets......................................      3,101
Loss reserves.....................................................    (13,231)
Deferred income taxes.............................................        (11)
Other liabilities.................................................     (1,885)
                                                                    ---------
                                                                    $   2,300
                                                                    ---------
                                                                    ---------

5. INTANGIBLE ASSETS AND DEFERRED COSTS

    Intangible assets and deferred costs net of accumulated amortization as of December 27, 1998 and December 28, 1997 were (in thousands):

                                                                   DECEMBER 27,  DECEMBER 28,
                                                                       1998          1997
                                                                   ------------  ------------
Marks license agreement for the right to use various trademarks and service marks amortized over a 40 year life on a straight
  line basis.....................................................   $   13,832    $   14,298
Deferred financing costs amortized over the terms of the related
  loans on an effective yield basis..............................       11,346        11,696
                                                                   ------------  ------------
                                                                    $   25,178    $   25,994
                                                                   ------------  ------------
                                                                   ------------  ------------

    Upon the sale of the Company by Hershey in 1988, all of the trademarks and service marks (the "Marks") used in the Company's business at that time which did not contain the word "Friendly" as a component of such Marks were licensed by Hershey to the Company. The Marks license agreement is being amortized over 40 years and expires on September 2, 2028. The Company reviews the estimated future cash flows related to each trademarked product on a quarterly basis to determine whether any impairment has occurred.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

5. INTANGIBLE ASSETS AND DEFERRED COSTS (CONTINUED)
    As a result of the Recapitalization in November 1997, previously deferred financing costs of $399,000 were written off and were included in expenses associated with the Recapitalization in the accompanying consolidated statement of operations for the year ended December 28, 1997.

6. WRITE-DOWNS OF PROPERTY AND EQUIPMENT

    At December 27, 1998, December 28, 1997 and December 29, 1996, there were 25, 40 and 50 restaurant properties held for disposition, respectively. The restaurants held for disposition generally have poor operating results, deteriorating property values or other adverse conditions. The Company determined that the carrying values of certain of these properties exceeded their estimated fair values less costs to sell. Accordingly, during the year ended December 27, 1998, the carrying values of 9 properties were reduced by an aggregate of $912,000; during the year ended December 28, 1997, the carrying values of 12 properties were reduced by an aggregate of $770,000 and during the year ended December 29, 1996, the carrying values of 6 properties were reduced by an aggregate of $227,000. The Company plans to dispose of the 25 properties by December 31, 2000. The aggregate operating loss, prior to depreciation expense which is not reported at the restaurant level, for the properties held for disposition was $733,000, $1,244,000 and $1,129,000 for the years ended December 27, 1998, December 28, 1997 and December 29, 1996, respectively. The aggregate carrying value of the properties held for disposition at December 27, 1998 and December 28, 1997 was approximately $2,570,000 and $3,050,000, respectively, which is included in property and equipment in the accompanying consolidated balance sheets.

    In 1998, the Company announced it was discontinuing its United Kingdom operations. As a result, the Company recorded a write-down of $220,000 since the carrying value of the equipment in the United Kingdom exceeded the estimated fair value less costs to sell by $220,000 (see Note 18).

7. DEBT

    Debt at December 27, 1998 and December 28, 1997 consisted of the following (in thousands):

                                                                                       DECEMBER 27,  DECEMBER 28,
                                                                                           1998          1997
                                                                                       ------------  ------------
Senior Notes, 10.50%, due December 1, 2007...........................................   $  200,000    $  200,000
New Credit Facility:
  Revolving Credit Facility, due November 15, 2002...................................       25,000         9,000
  Term Loans:
    Tranche A, due April 15, 1999 through November 15, 2002..........................       34,286        34,286
    Tranche B, due April 15, 1999 through November 15, 2004..........................       34,286        34,286
    Tranche C, due April 15, 1999 through November 15, 2005..........................       21,428        21,428
Insurance premium finance loans, 8.34%-8.75%.........................................           --         2,842
Other................................................................................           84           117
                                                                                       ------------  ------------
                                                                                           315,084       301,959
Less: current portion................................................................       (4,023)       (2,875)
                                                                                       ------------  ------------
Total long-term debt.................................................................   $  311,061    $  299,084
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7. DEBT (CONTINUED)

    Principal payments due under long-term debt as of December 27, 1998 were as follows (in thousands):

YEAR                                                                                  AMOUNT
----------------------------------------------------------------------------------  ----------
1999..............................................................................  $    4,023
2000..............................................................................       9,175
2001..............................................................................      10,843
2002..............................................................................      37,557
2003..............................................................................      15,985
Thereafter........................................................................     237,501
                                                                                    ----------
Total.............................................................................  $  315,084
                                                                                    ----------
                                                                                    ----------

    Effective January 1, 1996, the Company and its then existing lenders entered an Amended and Restated Revolving Credit and Term Loan Agreement (the "Agreement"). In connection with the Agreement, the lenders received an aggregate of 1,187,503 shares of FICC's Class B Common Stock. The estimated fair market value of the shares issued of $50,000 was recorded as a deferred financing cost during the year ended December 29, 1996. Under the Agreement, interest accrued on the revolving credit and term loans (collectively, the "Old Credit Facility") at an annual rate of 11.00% with 0.50% of the accrued interest, which was not currently payable, was classified in other long-term liabilities. The deferred interest payable was waived by the lenders in November 1997 since the Old Credit Facility was repaid in full in connection with the Recapitalization in November 1997. Accordingly, approximately $3.6 million of deferred interest was recorded as a reduction in interest expense in November 1997.

    The $200 million Senior Notes issued in connection with the November 1997 Recapitalization (the "Notes") are unsecured, senior obligations of FICC, guaranteed on an unsecured, senior basis by FICC's Friendly's Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The Notes mature on December 1, 2007. Interest on the Notes is payable at 10.50% per annum semi-annually on June 1 and December 1 of each year commencing on June 1, 1998. The Notes are redeemable, in whole or in part, at FICC's option any time on or after December 1, 2002 at redemption prices from 105.25% to 100.00%. The redemption price is based on the redemption date. Prior to December 1, 2000, FICC may redeem up to $70 million of the Notes at 110.50% with the proceeds of one or more equity offerings, as defined.

    FICC entered into the New Credit Facility in November 1997 in connection with the Recapitalization. The New Credit Facility includes $90 million of term loans (the "Term Loans"), a $55 million revolving credit facility (the "Revolving Credit Facility") and a $15 million letter of credit facility (the "Letter of Credit Facility"). The New Credit Facility is collateralized by substantially all of FICC's assets and by a pledge of FICC's shares of certain of its subsidiaries' stock.

    Borrowings under the New Credit Facility incurred interest through December 27, 1998, at FICC's option, at either (i) the Eurodollar Rate plus 2.25% per annum or (ii) the ABR rate (the greater of (a) a specified prime rate or (b) the federal funds rate plus 0.50%) plus 0.75% per annum for drawings under the Revolving Credit Facility, 0.50% per annum for amounts undrawn under the Revolving Credit Facility, 0.50% per annum for amounts unissued under the Letter of Credit Facility and 2.50% per annum for amounts issued but undrawn under the Letter of Credit Facility. Borrowings under the Term Loans incurred interest through December 27, 1998, at FICC's option, at either the Eurodollar Rate plus 2.25%, 2.50% and 2.75% or the ABR rate plus 0.75%, 1.00% and 1.25% for Tranches A, B and C, respectively. As

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7. DEBT (CONTINUED)
of December 27, 1998, the one-month and three-month Eurodollar Rates were 5.63% and 5.28%, respectively. FICC also entered into a three year interest rate swap agreement to hedge the impact of interest rate changes on the Term Loans. The interest rate swap agreement has a notional amount of $90 million and effectively fixed the interest rates on Tranches A, B and C of the Term Loans at 8.25%, 8.50% and 8.75%, respectively, prior to the effect of the amendment described below. The interest rate swap agreement matures on November 20, 2000.

    Effective December 27, 1998, the New Credit Facility was amended. In connection with this amendment, certain covenants were changed and interest rates on borrowings were increased. The per annum interest rates on drawings under the Revolving Credit Facility increased 0.25% and 0.50% for Eurodollar and ABR loans, respectively. The per annum interest rates on Tranches A, B and C of Eurodollar Term Loans increased 0.25% and the per annum interest rates on ABR Term Loans increased 0.50%, 0.25% and 0.25% for Tranches A, B and C, respectively. The per annum interest rate on amounts issued but undrawn under the Letter of Credit Facility increased 0.25%. FICC paid a fee of approximately $1,077,000 to the lenders in connection with this amendment. References herein to the New Credit Facility shall mean as amended on December 27, 1998.

    Annual principal payments due under the Term Loans will total $4.0 million, $9.1 million, $10.8 million, $12.6 million, $16.0 million, $17.4 million and $20.1 million in 1999 through 2005, respectively. In addition to the principal payments, the Term Loans will be permanently reduced by (i) specified percentages of each year's Excess Cash Flow (as defined), (ii) specified percentages of the aggregate net cash proceeds from certain issuances of indebtedness and (iii) 100% of the aggregate net cash proceeds from asset sales not in the ordinary course of business (as defined) and certain insurance claim proceeds, in each case in this clause (iii), not re-employed within 180 days in the Company's business. Any such applicable proceeds and Excess Cash Flow shall be applied to the Term Loans in inverse order of maturity. The Revolving Credit Facility matures on November 15, 2002.

    As of December 27, 1998 and December 28, 1997, total letters of credit issued were $10,535,000 and $14,404,000, respectively. During the years ended December 27, 1998, December 28, 1997 and December 29, 1996, there were no drawings against the letters of credit. The Letter of Credit Facility matures on November 15, 2002.

    As of December 27, 1998 and December 28, 1997, the unused portion of the revolver was $30,000,000 and $46,000,000, respectively. The total average unused portions of the revolver and letters of credit commitments were $35,708,000, $50,046,000 and $13,955,000 for the year ended December 27, 1998, the period from November 19, 1997 through December 28, 1997 and the period from December 30, 1996 through November 18, 1997, respectively.

    The Senior Notes and New Credit Facility include certain restrictive covenants including limitations on indebtedness, limitations on restricted payments such as dividends and stock repurchases and limitations on sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures and requires the Company to comply with certain

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7. DEBT (CONTINUED)
financial covenants. The financial covenant requirements, as defined under the New Credit Facility, and actual ratios/amounts as of and for the years ended December 27, 1998 and December 28, 1997 were:

                                                         DECEMBER 27, 1998               DECEMBER 28, 1997
                                                   ------------------------------  ------------------------------
                                                    REQUIREMENT        ACTUAL       REQUIREMENT        ACTUAL
                                                   --------------  --------------  --------------  --------------
Consolidated leverage ratio......................       5.25 to 1       4.88 to 1       4.75 to 1       4.33 to 1
Consolidated interest coverage ratio.............       1.50 to 1       1.60 to 1       1.50 to 1       1.91 to 1
Consolidated fixed charge coverage ratio.........       1.30 to 1       1.43 to 1       1.40 to 1       1.65 to 1
Consolidated net worth (deficit).................  $  (98,000,000) $  (90,601,000) $  (95,000,000) $  (86,361,000)

    The fair values of FICC's financial instruments at December 27, 1998 and December 28, 1997 were as follows (in thousands):

                                                                     DECEMBER 27, 1998       DECEMBER 28, 1997
                                                                   ----------------------  ----------------------
                                                                    CARRYING                CARRYING
                                                                     AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                                   ----------  ----------  ----------  ----------
Senior Notes.....................................................  $  200,000  $  198,000  $  200,000  $  203,000
Term Loans.......................................................      90,000      90,000      90,000      90,000
Revolving Credit Facility........................................      25,000      25,000       9,000       9,000
Other debt.......................................................          84          84       2,959       2,959
Interest rate swap agreement.....................................          --       1,438          --          --
                                                                   ----------  ----------  ----------  ----------
Total............................................................  $  315,084  $  314,522  $  301,959  $  304,959
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

    The fair value of the Senior Notes was determined based on the actual trade prices as of December 27, 1998 and December 28, 1997. FICC believes that the carrying value of the Term Loans and Revolving Credit Facility as of December 27, 1998 and December 28, 1997 approximated fair value since the obligations have variable interest rates. FICC believes that the carrying value of the other debt as of December 27, 1998 and December 28, 1997 approximated the fair value based on the terms of the obligations and the rates currently available to the FICC for similar obligations. The fair value of the interest rate swap agreement as of December 27, 1998 was determined based on the terms of the agreement and existing market conditions. The Company believes that the fair value of the interest rate swap agreement as of December 28, 1997 was not material.

8. LEASES

    As of December 27, 1998, December 28, 1997 and December 29, 1996, the Company operated 646, 662 and 707 restaurants, respectively. These operations were conducted in premises owned or leased as follows:

                                                      DECEMBER 27,       DECEMBER 28,       DECEMBER 29,
                                                          1998               1997               1996
                                                    -----------------  -----------------  -----------------
Land and building owned...........................            275                279                296
Land leased and building owned....................            147                146                161
Land and building leased..........................            224                237                250
                                                              ---                ---                ---
                                                              646                662                707
                                                              ---                ---                ---
                                                              ---                ---                ---

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

8. LEASES (CONTINUED)
    Restaurants in shopping centers are generally leased for a term of 10 to 20 years. Leases of freestanding restaurants generally are for a 15 or 20 year lease term and provide for renewal options for three or four five-year renewals. Some leases provide for minimum payments plus a percentage of sales in excess of stipulated amounts. Additionally, the Company leases certain equipment over lease terms from three to seven years.

    Future minimum lease payments under noncancelable leases with an original term in excess of one year as of December 27, 1998 were (in thousands):

                                                                           OPERATING    CAPITAL
YEAR                                                                        LEASES      LEASES
------------------------------------------------------------------------  -----------  ---------
1999....................................................................   $  14,137   $   3,008
2000....................................................................      12,662       2,678
2001....................................................................      10,693       2,116
2002....................................................................       8,001       1,473
2003....................................................................       5,945       1,210
Thereafter..............................................................      25,436       9,991
                                                                          -----------  ---------
Total minimum lease payments............................................   $  76,874      20,476
                                                                          -----------
Less: amount representing interest......................................                   9,054
                                                                                       ---------
Present value of minimum lease payments.................................               $  11,422
                                                                                       ---------
                                                                                       ---------

    Capital lease obligations reflected in the accompanying consolidated balance sheets have effective interest rates ranging from 8.00% to 12.00% and are payable in monthly installments through 2016. Maturities of such obligations as of December 27, 1998 were (in thousands):

YEAR                                                                                  AMOUNT
-----------------------------------------------------------------------------------  ---------
1999...............................................................................  $   1,677
2000...............................................................................      1,568
2001...............................................................................      1,191
2002...............................................................................        678
2003...............................................................................        488
Thereafter.........................................................................      5,820
                                                                                     ---------
Total..............................................................................  $  11,422
                                                                                     ---------
                                                                                     ---------

    Rent expense included in the accompanying consolidated financial statements for operating leases was (in thousands):

                                                    DECEMBER 27,  DECEMBER 28,  DECEMBER 29,
                                                        1998          1997          1996
                                                    ------------  ------------  ------------
Minimum rentals...................................   $   16,484    $   16,007    $   16,051
Contingent rentals................................        1,788         1,762         1,918
                                                    ------------  ------------  ------------
Total.............................................   $   18,272    $   17,769    $   17,969
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

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

    Under the TRC/FICC Agreement, Federal net operating loss ("NOL") carryforwards generated by the FICC Group and utilized or allocated to TRC were available to the FICC Group on a separate company basis to carryforward. Pursuant to the TRC/FICC Agreement, as of March 23, 1996, $99,321,000 of carryforwards would have been available to the FICC Group to offset future taxable income of the FICC Group. However, as a result of the deconsolidation from TRC, the deferred tax asset related to the $65,034,000 of NOLs utilized by TRC was written off by the Company in 1996 and 1995. As of December 29, 1996, as a result of the change in ownership and limitations under Section 382 of the Internal Revenue Code, a valuation allowance was placed on $29,686,000 of the $34,287,000 remaining Federal NOL carryforwards generated for the period prior to March 23, 1996. The amount of pre-change NOLs ("Old NOLs") not reserved for as of December 29, 1996 represented the amount of NOLs which had become available as of December 29, 1996 as a result of FICC realizing gains which were unrealized as of the date of the ownership change. Due to restrictions similar to Section 382 in most of the states FICC operates in and short carryforward periods, FICC fully reserved for all state NOL carryforwards generated through March 26, 1996 as of December 29, 1996. For the period from March 27, 1996 to December 29, 1996, FICC generated a net operating loss carryforward of $5,735,000 for which no valuation allowance was provided.

    During the years ended December 27, 1998 and December 28, 1997, the Company realized gains of $900,000 and $861,000, respectively, which were unrealized as of the date of the first ownership change. Accordingly, the valuation allowance was reduced by approximately $315,000 and $301,000 during the years ended December 27, 1998 and December 28, 1997, respectively. During the years ended December 27, 1998 and December 28, 1997, the Company generated NOLs of approximately $422,000 and $119,000, respectively. As a result, as of December 27, 1998, the Company has aggregate NOL carryforwards of approximately $40.6 million which expire between 2001 and 2018.

    The Common Stock Offering resulted in the Company having another change of ownership under Section 382 of the Internal Revenue Code in November 1997. As a result, usage of the NOLs generated between the last ownership change and the Common Stock Offering ("New NOLs") is also limited. The amount of NOLs which may be used each year prior to any built-in gains being triggered is approximately $2.4 million. While the limitation on the use of the New NOLs will impact when the New NOLs are utilized, the Company expects all New NOLs to be utilized before they expire. Accordingly, no valuation allowance is required related to any New NOLs as of December 27, 1998. The Company does not believe that it is more likely than not that all Old NOLs will become available through realization of unrealized gains as of the date of the March 1996 ownership change. Accordingly, a valuation allowance has been provided against Old NOLs which have not been made available as of December 27, 1998. As of

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)
December 27, 1998, a valuation allowance has been provided against an aggregate of $28.0 million of Old NOLs.

    The benefit from income taxes for the years ended December 27, 1998, December 28, 1997 and December 29, 1996 was as follows (in thousands):

                                                    DECEMBER 27,   DECEMBER 28,   DECEMBER 29,
                                                        1998           1997           1996
                                                    -------------  -------------  -------------
Current benefit (provision):
  Federal.........................................    $      30      $      --      $      --
  State...........................................          (10)           (86)            --
  Foreign.........................................           --            (21)           (58)
                                                         ------         ------         ------
Total current benefit (provision).................           20           (107)           (58)
                                                         ------         ------         ------

Deferred benefit:
  Federal.........................................        3,207          2,291          5,126
  State...........................................          228            255            800
                                                         ------         ------         ------
Total deferred benefit............................        3,435          2,546          5,926
                                                         ------         ------         ------
Total benefit from income taxes...................    $   3,455      $   2,439      $   5,868
                                                         ------         ------         ------
                                                         ------         ------         ------

    A reconciliation of the difference between the statutory Federal income tax rate and the effective income tax rate follows:

                                                      DECEMBER 27,       DECEMBER 28,       DECEMBER 29,
                                                          1998               1997               1996
                                                    -----------------  -----------------  -----------------
Statutory Federal income tax rate.................             35%                35%                35%
State income taxes net of Federal benefit.........              6                  6                 14
Write-off of NOL carryforwards and tax credits....             --                 --                (13)
(Increase) decrease in valuation allowance........             (1)                (4)                 2
Tax credits.......................................              7                 12                  3
Nondeductible expenses............................             (4)               (10)                (1)
Other.............................................             (2)                 2                  3
                                                               --                 --                 --
Effective tax rate................................             41%                41%                43%
                                                               --                 --                 --
                                                               --                 --                 --

    Deferred tax assets and liabilities are determined as the difference between the financial statement and tax bases of the assets and liabilities multiplied by the enacted tax rates in effect for the year in which

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)
the differences are expected to reverse. Significant deferred tax assets (liabilities) at December 27, 1998 and December 28, 1997 were as follows (in thousands):

                                                                   DECEMBER 27,  DECEMBER 28,
                                                                       1998          1997
                                                                   ------------  ------------
Property and equipment...........................................   $  (47,175)   $  (47,483)
Federal, state and UK NOL carryforwards (net of valuation
  allowance of $21,272 and $21,151 at December 27, 1998 and
  December 28, 1997, respectively)...............................        5,329         4,604
Insurance reserves...............................................        4,540         4,534
Inventories......................................................        1,885         1,811
Accrued pension..................................................        2,578         3,138
Intangible assets................................................       (5,651)       (5,838)
Tax credit carryforwards.........................................        3,401         2,234
Other............................................................        4,966         3,438
                                                                   ------------  ------------
Net deferred tax liability.......................................   $  (30,127)   $  (33,562)
                                                                   ------------  ------------
                                                                   ------------  ------------

10. EMPLOYEE BENEFIT PLANS

    Substantially all of the employees of the Company are covered by a non-contributory defined benefit cash balance pension plan. Plan benefits are based on years of service and participant compensation during their years of employment. The Company accrues the cost of its pension plan over its employees' service lives.

    Under the cash balance plan, a nominal account for each participant is established. The Company makes an annual contribution to each participant's account based on current wages and years of service. Each account earns a specified rate of interest which is adjusted annually. Plan expenses may also be paid from the assets of the plan.

    For the years ended December 27, 1998 and December 28, 1997, the reconciliation of the projected benefit obligation was (in thousands):

                                                                   DECEMBER 27,  DECEMBER 28,
                                                                       1998          1997
                                                                   ------------  ------------
Beginning of year benefit obligation.............................   $   79,311    $   76,769
  Service cost...................................................        3,515         3,764
  Interest cost..................................................        5,874         5,922
  Plan amendments................................................        4,811        (8,245)
  Actuarial loss.................................................        6,038         5,694
  Disbursements..................................................       (8,671)       (4,593)
                                                                   ------------  ------------
End of year benefit obligation...................................   $   90,878    $   79,311
                                                                   ------------  ------------
                                                                   ------------  ------------

    In 1997, the pension benefits were reduced to certain employees. In 1998, death benefits were increased. The effect of these amendments is being amortized over the remaining employee service period of active plan participants.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The reconciliation of the funded status of the pension plan as of December 27, 1998 and December 28, 1997 included the following components (in thousands):

                                                                   DECEMBER 27,  DECEMBER 28,
                                                                       1998          1997
                                                                   ------------  ------------
Projected benefit obligation.....................................   $  (90,878)   $  (79,311)
Fair value of plan assets........................................      112,621       107,938
                                                                   ------------  ------------
Funded status....................................................       21,743        28,627
Unrecognized prior service cost..................................       (8,664)       (8,701)
Unrecognized net actuarial gain..................................      (18,459)      (26,922)
                                                                   ------------  ------------
Net amount recognized............................................   $   (5,380)   $   (6,996)
                                                                   ------------  ------------
                                                                   ------------  ------------

    The amount recognized in the accompanying consolidated balance sheets consisted of the following (in thousands):

                                                                   DECEMBER 27,   DECEMBER 28,
                                                                       1998           1997
                                                                   -------------  -------------
Accrued benefit cost.............................................    $   5,380      $   6,996
                                                                        ------         ------
                                                                        ------         ------

    The reconciliation of fair value of assets of the plan as of December 27, 1998 and December 28, 1997 was (in thousands):

                                                                   DECEMBER 27,  DECEMBER 28,
                                                                       1998          1997
                                                                   ------------  ------------
Beginning of year fair value of assets...........................   $  107,938    $   90,626
Beginning of year adjustment.....................................       (2,719)           --
Actual return on plan assets.....................................       16,074        21,905
Disbursements....................................................       (8,672)       (4,593)
                                                                   ------------  ------------
End of year fair value of assets.................................   $  112,621    $  107,938
                                                                   ------------  ------------
                                                                   ------------  ------------

    The components of net pension (benefit) cost for the years ended December 27, 1998, December 28, 1997 and December 29, 1996 were (in thousands):

                                                    DECEMBER 27,  DECEMBER 28,  DECEMBER 29,
                                                        1998          1997          1996
                                                    ------------  ------------  ------------
Service cost......................................   $    3,515    $    3,764    $    4,202
Interest cost.....................................        5,874         5,922         5,781
Expected return on assets.........................       (9,767)       (8,143)       (7,051)
Net amortization:
  Unrecognized prior service cost.................         (956)         (409)         (409)
  Unrecognized net actuarial gain.................         (282)         (611)         (242)
                                                    ------------  ------------  ------------
Net pension (benefit) cost........................   $   (1,616)   $      523    $    2,281
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

    A summary of the Company's key actuarial assumptions as of December 27, 1998, December 28, 1997 and December 29, 1996 follows:

                                                    DECEMBER 27,  DECEMBER 28,  DECEMBER 29,
                                                        1998          1997          1996
                                                    ------------  ------------  ------------
Discount rate.....................................         6.75%         7.25%         7.75%
Salary increase rate..............................    3.75-5.25%    4.00-5.50%    4.50-6.00%
Expected long term rate of return.................         10.5%         10.5%          9.5%

    Effective December 30, 1996, FICC changed its method of calculating the market-related value of plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. Under the previous accounting method, the calculation of the market-related value of assets reflected amortization of the actual realized and unrealized capital return on assets on a straight-line basis over a five-year period. Under the new method, the calculation of the market-related value of assets reflects the long-term rate of return expected by the Company and amortization of the difference between the actual return (including capital, dividends and interest) and the expected return over a five-year period. The Company believes the new method is widely used in practice and preferable because it results in calculated plan asset values that more closely approximate fair value, while still mitigating the effect of annual market-value fluctuations. Under both methods, only the cumulative net unrecognized gain or loss which exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets is subject to amortization. This change resulted in a non-cash benefit for the year ended December 28, 1997 of $2,236,000 (net of taxes of $1,554,000), which represented the cumulative effect of the change related to years prior to fiscal 1997, and $607,000 (net of taxes of $421,000) in lower pension expense for the year ended December 28, 1997 as compared to the previous accounting method. Had this change been applied retroactively, pension expense would have been reduced by $946,000 for the year ended December 29, 1996.

    The Company's Employee Savings and Investment Plan (the "Plan") covers all eligible employees and is intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. For the years ended December 27, 1998, December 28, 1997 and December 29, 1996, the Company made matching contributions at the rate of 75% of a participant's first 2% of his/her contributions and 50% of a participant's next 2% of his/her contributions. All employee contributions are fully vested. Employer contributions are vested at the completion of five years of service or at retirement, death, disability or termination at age 65 or over, as defined by the Plan. Contributions and administrative expenses for the Plan were approximately $1,211,000, $1,089,000 and $1,002,000 for the years ended December 27, 1998, December 28, 1997 and December 29, 1996, respectively.

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)
    The Company accrues the cost of postretirement benefits over the years employees provide services to the date of their full eligibility for such benefits. The reconciliation of accumulated postretirement benefit obligation for the years ended December 27, 1998 and December 28, 1997 is as follows (in thousands):

                                                                   DECEMBER 27,   DECEMBER 28,
                                                                       1998           1997
                                                                   -------------  -------------
Beginning of year benefit obligation.............................    $   6,041      $   5,709
Service cost.....................................................          155            134
Interest cost....................................................          432            436
Actuarial loss...................................................          344            304
Disbursements....................................................         (528)          (542)
                                                                        ------         ------
End of year benefit obligation...................................    $   6,444      $   6,041
                                                                        ------         ------
                                                                        ------         ------

    The reconciliation of the funded status of the postretirement plan as of December 27, 1998 and December 28, 1997 included the following components (in thousands):

                                                                   DECEMBER 27,  DECEMBER 28,
                                                                       1998          1997
                                                                   ------------  ------------
Accumulated postretirement benefit obligation....................   $   (6,444)   $   (6,041)
Fair value of plan assets........................................           --            --
                                                                   ------------  ------------
Funded status....................................................       (6,444)       (6,041)
Unrecognized prior service cost..................................         (990)       (1,051)
Unrecognized net actuarial loss (gain)...........................          321           (24)
                                                                   ------------  ------------
Net amount recognized............................................   $   (7,113)   $   (7,116)
                                                                   ------------  ------------
                                                                   ------------  ------------

    The amount recognized in the accompanying consolidated balance sheets consisted of the following (in thousands):

                                                                   DECEMBER 27,   DECEMBER 28,
                                                                       1998           1997
                                                                   -------------  -------------
Accrued benefit liability........................................    $   7,113      $   7,116
                                                                        ------         ------
                                                                        ------         ------

    The components of net postretirement benefit cost for the years ended December 27, 1998, December 28, 1997 and December 29, 1996 were (in thousands):

                                                     DECEMBER 27,     DECEMBER 28,     DECEMBER 29,
                                                         1998             1997             1996
                                                    ---------------  ---------------  ---------------
Service cost......................................     $     155        $     134        $     125
Interest cost.....................................           432              436              436
Net amortization of prior service cost............           (62)             (62)             (62)
                                                           -----            -----            -----
Net postretirement benefit cost...................     $     525        $     508        $     499
                                                           -----            -----            -----
                                                           -----            -----            -----

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)
    A summary of the Company's key actuarial assumptions as of December 27, 1998, December 28, 1997 and December 29, 1996 follows:

                                                    DECEMBER 27,  DECEMBER 28,  DECEMBER 29,
                                                        1998          1997          1996
                                                    ------------  ------------  ------------
Discount rate.....................................         6.75%         7.25%         7.75%
Salary increase rate..............................    3.75-5.25%    4.00-5.50%    4.00-5.50%
Medical cost trend:
  First year--1998................................         7.25%         7.25%         7.25%
  Ultimate........................................         5.25%         5.25%         5.25%
  Years to reach ultimate.........................            2             2             2

    A one-percentage-point increase in the assumed health care cost trend rate would have increased postretirement benefit expense by approximately $55,000, $51,000 and $49,000 and would have increased the accumulated postretirement benefit obligation by approximately $513,000, $457,000 and $411,000 for the years ended December 27, 1998, December 28, 1997 and December 29, 1996, respectively. A one-percentage-point decrease in the assumed health care cost trend rate would have decreased the postretirement benefit expense by approximately $50,000, $46,000 and $45,000 and would have decreased the accumulated postretirement benefit obligation by approximately $469,000, $419,000 and $378,000 for the years ended December 27, 1998, December 28, 1997 and December 29, 1996, respectively.

12. INSURANCE RESERVES

    At December 27, 1998, December 28, 1997 and December 29, 1996, insurance reserves of approximately $26,479,000, $26,974,000 and $16,940,000, respectively, had been recorded. Insurance reserves at December 27, 1998 and December 28, 1997 included RIC's reserve for the Company's insurance liabilities of approximately $11,432,000 and $13,793,000, respectively. Reserves at December 27, 1998, December 28, 1997 and December 29, 1996 also included accruals related to postemployment benefits and postretirement benefits other than pensions. While management believes these reserves are adequate, it is reasonably possible that the ultimate liabilities will exceed such estimates.

    Classification of the reserves was as follows (in thousands):

                                                    DECEMBER 27,  DECEMBER 28,  DECEMBER 29,
                                                        1998          1997          1996
                                                    ------------  ------------  ------------
Current...........................................   $    9,116    $    7,248    $    3,973
Long-term.........................................       17,363        19,726        12,967
                                                    ------------  ------------  ------------
Total.............................................   $   26,479    $   26,974    $   16,940
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

12. INSURANCE RESERVES (CONTINUED)
    Following is a summary of the activity in the insurance reserves for the years ended December 27, 1998, December 28, 1997 and December 29, 1996 (in thousands):

                                                              DECEMBER 27,  DECEMBER 28,  DECEMBER 29,
                                                                  1998          1997          1996
                                                              ------------  ------------  ------------
Beginning balance...........................................   $   26,974    $   16,940    $   20,847
Provision...................................................       10,388         9,605         8,363
Payments....................................................      (10,883)      (12,802)      (12,270)
Acquisition of RIC..........................................           --        13,231            --
                                                              ------------  ------------  ------------
Ending balance..............................................   $   26,479    $   26,974    $   16,940
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------

    The provision for insurance reserves each year is actuarially determined and reflects amounts for the current year as well as revisions in estimates to open reserves for prior years. Payments include amounts paid on open claims for all years.

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

    On March 25, 1996, FICC established the Management Stock Plan ("MSP"). The MSP provided for persons with rights granted under the SRP to waive their rights under such plan and receive shares of FICC's Class A Common Stock. Accordingly, in April 1996, all of the participants in the SRP made this election and the SRP rights then outstanding were cancelled and 122,888 shares of Class A Common Stock were issued, of which 61,650 were vested as of December 29, 1996. In April 1996, the fair value of the 122,888 shares of Class A Common Stock issued was approximately $30,700, or $0.25 per share. The estimated fair value of the 20,334 additional shares vested in 1996 of $5,000 was recorded as compensation expense in the year ended December 29, 1996.

    In connection with the Recapitalization, 766,782 shares of Class A Common Stock were returned to FICC from certain shareholders for no consideration. The shares were returned in accordance with an agreement with the Company's existing lenders as a condition to the Recapitalization. Of such shares, 99,951 shares were issued to FICC's Chief Executive Officer and vested immediately, 371,285 shares were reserved for issuance under a restricted stock plan (the "Restricted Stock Plan") which was adopted by FICC in connection with the Recapitalization, as described below, and 295,546 shares were issued to certain employees under a limited stock compensation program in which a one-time award of common stock was made to certain employees of the Company. The 295,546 shares issued under the limited stock compensation program vested immediately. Additionally, 27,113 shares were issued under the MSP and immediately vested and the remaining 61,238 nonvested shares under the MSP vested. The estimated fair value of $8,407,000 of the (i) 27,113 shares issued and vested under the MSP, (ii) 61,238 shares previously

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

13. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) issued under the MSP which vested in connection with the Recapitalization, (iii) 99,951 vested shares issued to FICC's Chief Executive Officer in connection with the Recapitalization and (iv) 295,546 vested shares issued to certain employees was recorded as compensation expense by the Company upon consummation of the Recapitalization in 1997.

    The Restricted Stock Plan, pursuant to which 371,285 shares are authorized for issuance, provides for the award of common stock, the vesting of which is subject to conditions and limitations established by the Board of Directors. Such conditions may include continued employment with the Company or the achievement of performance measures. Upon the award of common stock, the participant has the rights of a stockholder, including but not limited to the right to vote such stock and the right to receive any dividends paid on such stock. The Board of Directors, in its sole discretion, may designate employees and persons providing material services to the Company as eligible for participation in the Restricted Stock Plan. In 1997, 312,575 shares of common stock were issued to directors and employees under the Restricted Stock Plan. In 1998, the Company issued an additional 20,310 shares under the Restricted Stock Plan. The shares vest at 12.50% per year with accelerated vesting of an additional 12.50% per year if certain performance criteria are met. The Company is recording the fair value of the shares issued at the issuance dates as compensation expense over the estimated vesting periods. During the years ended December 27, 1998 and December 28, 1997, the Company recorded stock compensation expense of approximately $722,000 and $8,407,000, respectively.

    In connection with the Recapitalization, the Board of Directors adopted a stock option plan (the "Stock Option Plan"), pursuant to which 395,000 shares of common stock are authorized for issuance. The Stock Option Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue
Code) and stock appreciation rights. As of December 27, 1998, no stock appreciation rights had been issued. The Board of Directors will determine the employees who will receive awards under the Stock Option Plan and the terms of such awards. The exercise price of a stock option or stock appreciation right shall not be less than the fair market value of one share of common stock on the date the stock option or stock appreciation right is granted. The options expire 10 years from the date of grant and vest over five years.

    A summary of the status of the Company's Stock Option Plan as of December 27, 1998 and December 28, 1997 and changes during the years ended on those dates is presented below:

                                                                                    WEIGHTED-
                                                                                     AVERAGE
                                                                      NUMBER OF     EXERCISE
                                                                       SHARES         PRICE
                                                                     -----------  -------------
Options outstanding at December 29, 1996...........................          --     $      --
  Granted..........................................................     162,150         17.38
  Forfeited........................................................      (1,400)        17.38
                                                                     -----------
Options outstanding at December 28, 1997...........................     160,750         17.38
  Granted..........................................................      81,025          7.99
  Forfeited........................................................      (9,260)        17.38
  Cancelled........................................................     (69,775)        17.39
                                                                     -----------
Options outstanding at December 27, 1998...........................     162,740     $   12.42
                                                                     -----------
                                                                     -----------

    At December 27, 1998, options were exercisable on 4,550 shares of stock with an exercise price of $17.38. As of December 28, 1997, none of the outstanding options were exercisable.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

13. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    Fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                                        1998          1997
                                                                  ----------------  ---------
Risk free interest rate.........................................    4.88%-5.75%       5.96%
Expected life...................................................      7 years        7 years
Expected volatility.............................................       86.50%        50.00%
Dividend yield..................................................       0.00%          0.00%
Fair value......................................................    $5.03-$19.68     $10.39

    On November 5, 1998, the Company cancelled 69,775 stock options outstanding (original options granted on November 14, 1997, May 13, 1998 and July 29, 1998 at exercise prices of $17.38, $24.75 and $12.00, respectively) and granted 69,775 new options to the same individuals with an exercise price of $6.38, which was the market value as of the close of the November 5, 1998 business day. The employees whom this affected were middle management members of the Company. No executives or directors of the Company were included. Additionally, the remaining 69,775 options outstanding related to these grant dates will be cancelled and new options issued at the then fair market value if and when certain performance criteria are met.

    The following table summarizes information related to outstanding options as of December 27, 1998:

                            OPTIONS OUTSTANDING
---------------------------------------------------------------------------
                                       WEIGHTED-AVERAGE
                         NUMBER            REMAINING
     RANGE OF       OUTSTANDING AS OF  CONTRACTUAL LIFE   WEIGHTED AVERAGE
 EXERCISE PRICES    DECEMBER 27, 1998       (YEARS)        EXERCISE PRICE
------------------  -----------------  -----------------  -----------------
      $4.95--$7.43         69,775                9.9          $    6.38
       9.90--12.38          3,475                9.6              12.00
      17.33--19.80         86,840                8.9              17.38
      22.28--24.75          2,650                9.4              24.75
                          -------              -----
                          162,740                9.3              12.42
                          -------              -----
                          -------              -----

    The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Stock Option Plan. Had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, the Company's net loss and basic net loss per share for the years ended December 27, 1998 and December 28, 1997 would have been the following pro forma amounts:

                                                                                     DECEMBER 27,   DECEMBER 28,
                                                                                         1998           1997
                                                                                     -------------  -------------
Loss before cumulative effect of change in accounting principle....................  $  (5,023,000) $  (5,149,000)
Cumulative effect of change in accounting principle................................             --      2,236,000
                                                                                     -------------  -------------
Net loss...........................................................................  $  (5,023,000) $  (2,913,000)
                                                                                     -------------  -------------
                                                                                     -------------  -------------

Basic net loss per share:
Loss before cumulative effect of change in accounting principle....................  $       (0.67) $       (1.66)
Cumulative effect of change in accounting principle................................             --           0.72
                                                                                     -------------  -------------
Net loss per share.................................................................  $       (0.67) $       (0.94)
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

13. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    Pursuant to a stockholder rights plan (the "Stockholder Rights Plan") FICC adopted in connection with the Recapitalization, the Board of Directors declared a dividend distribution of one purchase right (a "Right") for each outstanding share of common stock. The Stockholder Rights Plan provides, in substance, that should any person or group (other than certain management and affiliates) acquire 15% or more of FICC's common stock, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a specified number of shares of common stock for 50% of their then current market value. Until a 15% acquisition has occurred, the Rights may be redeemed by FICC at any time prior to the termination of the Stockholder Rights Plan.

    In 1991, one of the Company's lenders was issued warrants for 13,836 shares of FICC's Class A Common Stock at an exercise price of $32.16 per share. These warrants expired on September 2, 1998. None of these warrants had been exercised. In 1991, certain officers of FICC purchased 97,906 shares of Class A Common Stock and warrants convertible into an additional 71,527 shares of voting common stock for an aggregate purchase price of $55,550. These warrants were exercised on April 19, 1996 at an aggregate exercise price of $22,000.

14. RELATED PARTY TRANSACTIONS

    On October 12, 1998, the Company entered into a franchise agreement with The Ice Cream Corporation ("TICC"), as franchisee, which conditionally granted TICC exclusive rights to purchase and develop Friendly's full service restaurants in the Lancaster and Chester counties of Pennsylvania (the "TICC Agreement"). The owners of TICC are family members of the Chairman of the Board and Chief Executive Officer of the Company. Pursuant to the TICC Agreement, TICC purchased at fair market value certain assets and rights in two existing Friendly's restaurants, has committed to open an additional 10 restaurants over the next six years and has an option to purchase an additional three restaurants. Proceeds from the sale were approximately $1,547,700, of which $57,000 was for initial franchise fees for the two initial restaurants, $125,000 for franchise fees for certain of the additional restaurants described above and $25,000 for the option to purchase two additional existing restaurants. The $57,000 was recorded as revenue in the year ended December 27, 1998 and the option fees will be recorded as income as additional restaurants are purchased. The Company recognized income of approximately $1.0 million related to the sale of the equipment and operating rights for the two existing franchised locations in the year ended December 27, 1998. The franchisee is required by the terms of the TICC Agreement to purchase from the Company all of the frozen dessert products it sells in the franchised restaurants. The Company subleases the real estate to TICC.

    FICC's Chairman is an officer of the general partner of a subsidiary of TRC. The Company entered into subleases for certain land, buildings and equipment from the subsidiary of TRC. For the years ended December 27, 1998, December 28, 1997 and December 29, 1996, rent expense related to the subleases was approximately $309,000, $279,000 and $278,000, respectively.

    On March 19, 1997, FICC acquired all of the outstanding shares of common stock of Restaurant Insurance Corporation ("RIC") from TRC (see Note 4). Prior to the acquisition, RIC assumed, from a third party insurance company, reinsurance premiums related to insurance liabilities of the Company of approximately $4,198,000 for the year ended December 29, 1996. In addition, RIC had reserves of approximately $13,038,000 related to Company claims at December 29, 1996.

    TRC Realty Co. (a subsidiary of TRC) entered into a ten-year operating lease for an aircraft, for use by both the Company and Perkins Family Restaurants, L.P. ("Perkins"), a subsidiary of TRC. The

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

14. RELATED PARTY TRANSACTIONS (CONTINUED)
Company shares equally with Perkins in reimbursing TRC Realty Co. for leasing, tax and insurance expenses. In addition, the Company also incurs actual usage costs. Total expense for the years ended December 27, 1998, December 28, 1997 and December 29, 1996 was approximately $691,000, $610,000 and $590,000, respectively.

    The Company purchased certain food products used in the normal course of business from a division of Perkins. For the years ended December 27, 1998, December 28, 1997 and December 29, 1996, purchases were approximately $945,000, $975,000 and $1,425,000, respectively.

    TRC provided FICC with certain management services for which TRC was reimbursed approximately $110,000, $824,000 and $800,000 for the years ended December 27, 1998, December 28, 1997 and December 29, 1996, respectively. The 1997 charges were reduced by a $350,000 refund from TRC for prior years. Expenses were charged to FICC on a specific identification basis. FICC believes the allocation method used was reasonable and approximated the amount that would have been incurred on a stand-alone basis had FICC been operated as an unaffiliated entity.

    In March 1996, the Company's pension plan acquired three restaurant properties from the Company. The land, buildings and improvements were purchased by the plan at their appraised value of $2,043,000 and are located in Connecticut, Vermont and Virginia. Simultaneously with the purchase, the pension plan leased back the three properties to the Company at an aggregate annual base rent of $214,000 for the first five years and $236,000 for the following five years. With respect to these transactions the pension plan was represented by independent legal and financial advisors. The transaction was recorded by the Company as a direct financing lease since the Company has the right to repurchase the properties at fair market value.

15. COMMITMENTS AND CONTINGENCIES

    The Company is a party to various legal proceedings arising in the ordinary course of business which management believes, after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or future operating results.

    The Company has commitments to purchase approximately $86,700,000 of raw materials, food products and supplies used in the normal course of business that cover periods of one to twenty-four months. Most of these commitments are noncancelable.

    On July 14, 1997, the Company entered into an agreement which conditionally granted a franchisee exclusive rights to operate, manage and develop Friendly's full-service restaurants in the franchising region of Maryland, Delaware, the District of Columbia and northern Virginia (the "Agreement"). Pursuant to the Agreement, the franchisee purchased certain assets and rights in 34 existing Friendly's restaurants in this franchising region, committed to open an additional 74 restaurants over the next six years and, subject to the fulfillment of certain conditions, further agreed to open 26 additional restaurants, for a total of 100 new restaurants in this franchising region over the next ten years. Gross proceeds from the sale were approximately $8,488,000 of which $860,000 was for initial franchise fees for the 34 initial restaurants, $500,000 was for development rights and $930,000 was for franchise fees for certain of the additional restaurants described above. The $860,000 was recorded as revenue in the year ended December 28, 1997, and the development rights and franchise fees received will be amortized into income over the initial ten-year term of the Agreement and as additional restaurants are opened, respectively. The Company recognized income of $2,283,000 related to the sale of the equipment and operating rights for the 34 existing franchised locations in the year ended December 28, 1997. The proceeds were allocated between

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

15. COMMITMENTS AND CONTINGENCIES (CONTINUED) the assets sold and the development rights by the Company and the franchisee based on the estimated fair market values. The franchisee is required by the terms of the Agreement to purchase from the Company all of the frozen dessert products it sells in the franchised restaurants. As of December 27, 1998, the franchisee had opened four new units.

16. RELOCATION OF MANUFACTURING AND DISTRIBUTION FACILITY

    On December 1, 1998, the Company announced a plan to relocate its manufacturing and distribution operations from Troy, Ohio to Wilbraham, Massachusetts and York, Pennsylvania. As of December 27, 1998, the Company accrued certain costs and expenses associated with the closedown of its Troy facility. Those costs are as follows:

Severance pay.....................................................  $ 536,000
Utility costs.....................................................    140,000
Real estate taxes.................................................     87,000
Outside storage...................................................     80,000
Outplacement services.............................................     50,000
Additional exit costs (plant maintenance, security and travel)....     52,000
                                                                    ---------
  Total...........................................................  $ 945,000
                                                                    ---------
                                                                    ---------

    The severance pay benefits were communicated to the affected employees on December 17, 1998. As a result of this plan, the Company anticipates that approximately 197 individuals will have their employment terminated. The groups of employees to be affected are comprised of:

Manufacturing.........................        103
Distribution..........................         90
Office support........................          4
                                              ---
                                              197
                                              ---
                                              ---

    Management has not yet determined which, if any, office support employees will be relocated to York, Pennsylvania.

17. SEGMENT REPORTING

    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during 1998. SFAS No. 131 established standards for reporting information about operating segments in annual and interim financial reports. It also established standards for related disclosures about products and services and geographic areas. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chairman and Chief Executive Officer of the Company. The Company's operating segments include restaurant, foodservice, franchise and international operations. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which generally are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the accompanying consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

17. SEGMENT REPORTING (CONTINUED)

    Foodservice operations manufactures frozen dessert products and distributes such manufactured products and purchased finished goods to the Company's restaurants and franchised operations. Additionally, it sells frozen dessert products to distributors and retail and institutional locations. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment. These costs include general and administrative expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarters activities.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the financial results for the foodservice operating segment, prior to intersegment eliminations, have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally reviews financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating segment loss before income taxes and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

    EBITDA represents consolidated net loss before (i) cumulative effect of change in accounting principle, net of income tax expense, (ii) benefit from (provision for) income taxes, (iii) equity in net loss and other write-downs associated with joint venture, (iv) interest expense, net, (v) depreciation and amortization and (vi) non-cash write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries.

                                                              DECEMBER 27,  DECEMBER 28,  DECEMBER 29,
                                                                  1998          1997          1996
                                                              ------------  ------------  ------------
                                                                           (IN THOUSANDS)
Revenues:
  Restaurant................................................   $  595,308    $  593,671    $  596,675
  Foodservice...............................................      256,829       245,346       229,495
  Franchise.................................................        3,769         2,375            --
  International.............................................          301         1,247           668
                                                              ------------  ------------  ------------
    Total...................................................   $  856,207    $  842,639    $  826,838
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------
Intersegment revenues:
  Restaurant................................................   $       --    $       --    $       --
  Foodservice...............................................     (178,111)     (175,092)     (176,031)
  Franchise.................................................           --            --            --
  International.............................................           --            --            --
                                                              ------------  ------------  ------------
    Total...................................................   $ (178,111)   $ (175,092)   $ (176,031)
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------
External revenues:
  Restaurant................................................   $  595,308    $  593,671    $  596,675
  Foodservice...............................................       78,718        70,254        53,464
  Franchise.................................................        3,769         2,375            --
  International.............................................          301         1,247           668
                                                              ------------  ------------  ------------
    Total...................................................   $  678,096    $  667,547    $  650,807
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

17. SEGMENT REPORTING (CONTINUED)

                                                              DECEMBER 27,  DECEMBER 28,  DECEMBER 29,
                                                                  1998          1997          1996
                                                              ------------  ------------  ------------
                                                                           (IN THOUSANDS)
EBITDA:
  Restaurant................................................   $   70,771    $   73,952    $   74,727
  Foodservice...............................................       17,659        20,035        13,747
  Franchise.................................................        1,423         1,240          (340)
  International.............................................       (1,191)       (1,127)       (1,825)
  Other.....................................................          184           755            --
  Corporate.................................................      (25,303)      (22,492)      (22,602)
                                                              ------------  ------------  ------------
    Total...................................................   $   63,543    $   72,363    $   63,707
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------
Interest expense, net.......................................   $   31,838    $   39,303    $   44,141
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------
Equity in net loss and other write-downs associated with
  joint venture.............................................   $    4,828    $    1,530    $       --
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------
Income (loss) before income taxes and cumulative effect of
  change in accounting principle:
  Restaurant................................................   $   43,218    $   48,012    $   46,035
  Foodservice...............................................       14,663        17,186        11,241
  Franchise.................................................          938           179          (340)
  International.............................................       (6,295)       (2,707)       (1,845)
  Other.....................................................          184           755            --
  Corporate.................................................      (61,134)      (73,163)      (68,731)
                                                              ------------  ------------  ------------
    Total...................................................   $   (8,426)   $   (9,738)   $  (13,640)
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------
Depreciation and amortization:
  Restaurant................................................   $   26,641    $   25,489    $   28,465
  Foodservice...............................................        2,996         2,849         2,506
  Franchise.................................................          485         1,061            --
  International.............................................           56            50            20
  Corporate.................................................        3,271         2,243         1,988
                                                              ------------  ------------  ------------
    Total...................................................   $   33,449    $   31,692    $   32,979
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------
Identifiable assets:
  Restaurant................................................   $  262,353    $  244,457    $  254,000
  Foodservice...............................................       45,111        49,703        48,995
  Franchise.................................................       11,713        11,404           200
  International.............................................        1,485         5,887         5,588
  Other.....................................................        6,690         6,786           166
  Corporate.................................................       47,196        53,634        51,177
                                                              ------------  ------------  ------------
    Total...................................................   $  374,548    $  371,871    $  360,126
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

17. SEGMENT REPORTING (CONTINUED)

                                                              DECEMBER 27,  DECEMBER 28,  DECEMBER 29,
                                                                  1998          1997          1996
                                                              ------------  ------------  ------------
                                                                           (IN THOUSANDS)
Capital expenditures, including capitalized leases:
  Restaurant................................................   $   43,697    $   28,966    $   22,741
  Foodservice...............................................        5,277         3,655         6,278
  Corporate.................................................        2,806         1,244         1,149
                                                              ------------  ------------  ------------
    Total...................................................   $   51,780    $   33,865    $   30,168
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------

18. CLOSING OF INTERNATIONAL OPERATIONS

    Effective October 15, 1998, Friendly's International, Inc. ("FII"), a subsidiary of the Company, entered into an agreement that provided for the sale of the Company's 50% equity interest in its China joint venture to the joint venture partner and the settlement of FICC's advances to the joint venture for an aggregate of approximately $2.3 million in notes and $335,000 of equipment. On February 25, 1999, FII received an initial payment of approximately $1.1 million and arranged for the shipment of the equipment to the United States. The Company believes that collection of the remaining $1.2 million due under the terms of the settlement agreement is not probable due to the financial condition of the joint venture partner and restrictions on the transfer of funds from China. Accordingly, the Company recorded a write-down of approximately $3.5 million as of December 27, 1998 to eliminate the Company's remaining investment in and advances to the joint venture. If any additional proceeds are received by the Company, such amount will be recorded as income by the Company at such time. Additionally, in 1998 the Company determined that it would discontinue its direct investment in the United Kingdom. Accordingly, the Company has recognized an impairment loss of $468,000 to reduce the related assets to their estimated net realizable value. Following is a summary of the write-down recorded for the United Kingdom operations during the year ended December 27, 1998:

Inventory.........................................  $ 230,000
Equipment.........................................    220,000
Accounts receivable...............................     18,000
                                                    ---------
                                                    $ 468,000
                                                    ---------
                                                    ---------

    In addition, $150,000 of costs and expenses associated with the discontinuation of the United Kingdom operations were accrued as of December 27, 1998.

19. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    FICC's obligation related to the $200 million Senior Notes are guaranteed fully and unconditionally by one of FICC's wholly owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc., Friendly Holding (UK) Limited, Friendly Ice Cream (UK) Limited and Restaurant Insurance Corporation (collectively, the "Non-guarantor Subsidiaries"). Separate complete financial statements and

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

19. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) other disclosures of the Guarantor Subsidiary as of December 27, 1998 and December 28, 1997 and for the years ended December 27, 1998 and December 28, 1997 are not presented because management has determined that such information is not material to investors.

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

19. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 27, 1998
                                 (IN THOUSANDS)

                                                                              NON-
                                                    PARENT     GUARANTOR    GUARANTOR
                                                   COMPANY    SUBSIDIARY   SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                                  ----------  -----------  -----------  ------------  ------------
    ASSETS
Current assets:
  Cash and cash equivalents.....................  $    9,180   $      53    $   1,858    $       --    $   11,091
  Restricted cash...............................          --          --        2,211            --         2,211
  Accounts receivable...........................       5,370         175           21            --         5,566
  Inventories...................................      15,445          --          115            --        15,560
  Deferred income taxes.........................       6,783          --          278            --         7,061
  Prepaid expenses and other current assets.....       8,657       2,434        7,461       (11,974)        6,578
                                                  ----------  -----------  -----------  ------------  ------------
Total current assets............................      45,435       2,662       11,944       (11,974)       48,067

Deferred income taxes...........................          --         503        1,024        (1,527)           --
Property and equipment, net.....................     300,159          --           --            --       300,159
Intangibles and deferred costs, net.............      25,178          --           --            --        25,178
Investments in subsidiaries.....................         965          --           --          (965)           --
Other assets....................................         222          --        5,736        (4,814)        1,144
                                                  ----------  -----------  -----------  ------------  ------------
Total assets....................................  $  371,959   $   3,165    $  18,704    $  (19,280)   $  374,548
                                                  ----------  -----------  -----------  ------------  ------------
                                                  ----------  -----------  -----------  ------------  ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long- term
    obligations.................................  $   10,200   $      --    $      --    $   (4,500)   $    5,700
  Accounts payable..............................      26,460          --           --            --        26,460
  Accrued expenses..............................      42,035         574       11,429        (7,474)       46,564
                                                  ----------  -----------  -----------  ------------  ------------
Total current liabilities.......................      78,695         574       11,429       (11,974)       78,724

Deferred income taxes...........................      38,715          --           --        (1,527)       37,188
Long-term obligations, less current
  maturities....................................     325,620          --           --        (4,814)      320,806
Other liabilities...............................      19,530       1,469        7,432            --        28,431
Stockholders' equity (deficit)..................     (90,601)      1,122         (157)         (965)      (90,601)
                                                  ----------  -----------  -----------  ------------  ------------
Total liabilities and stockholders' equity
  (deficit).....................................  $  371,959   $   3,165    $  18,704    $  (19,280)   $  374,548
                                                  ----------  -----------  -----------  ------------  ------------
                                                  ----------  -----------  -----------  ------------  ------------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

19. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 27, 1998
                                 (IN THOUSANDS)

                                                                              NON-
                                                    PARENT     GUARANTOR    GUARANTOR
                                                   COMPANY    SUBSIDIARY   SUBSIDIARIES ELIMINATIONS   CONSOLIDATED
                                                  ----------  -----------  -----------  -------------  ------------
Revenues........................................  $  676,093   $   1,703    $     300     $      --     $  678,096
Costs and expenses:
  Cost of sales.................................     204,364          --          520            --        204,884
  Labor and benefits............................     211,581          --           --            --        211,581
  Operating expenses and write-downs of property
    and equipment...............................     154,715          --          239            --        154,954
  General and administrative expenses...........      42,637       1,233          456            --         44,326
  Stock compensation expense....................         722          --           --            --            722
  Relocation of manufacturing and distribution
    facility....................................         945          --           --            --            945
  Depreciation and amortization.................      33,393          --           56            --         33,449
Gain on sale of restaurant operations...........      (1,005)         --           --            --         (1,005)
Interest expense (income).......................      32,746          --         (908)           --         31,838
Equity in net loss and other write-downs
  associated with joint venture.................       1,168          --        3,660            --          4,828
                                                  ----------  -----------  -----------       ------    ------------
(Loss) income before benefit from (provision
  for) income taxes and equity in net loss of
  consolidated subsidiaries.....................      (5,173)        470       (3,723)           --         (8,426)
Benefit from (provision for) income taxes.......       2,616        (193)       1,032            --          3,455
                                                  ----------  -----------  -----------       ------    ------------
(Loss) income before equity in net loss of
  consolidated subsidiaries.....................      (2,557)        277       (2,691)           --         (4,971)
Equity in net loss of consolidated
  subsidiaries..................................      (2,414)         --           --         2,414             --
                                                  ----------  -----------  -----------       ------    ------------
Net (loss) income...............................  $   (4,971)  $     277    $  (2,691)    $   2,414     $   (4,971)
                                                  ----------  -----------  -----------       ------    ------------
                                                  ----------  -----------  -----------       ------    ------------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

19. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 27, 1998
                                 (IN THOUSANDS)

                                                                                NON-
                                                     PARENT      GUARANTOR    GUARANTOR
                                                     COMPANY    SUBSIDIARY   SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                   -----------  -----------  -----------  ---------------  ------------
Net cash provided by (used in) operating
  activities.....................................   $  33,456    $    (151)   $    (508)     $      68      $   32,865
                                                   -----------       -----   -----------           ---     ------------
Cash flows from investing activities:
  Purchases of property and equipment............     (51,172)          --           --             --         (51,172)
  Proceeds from sales of property and
    equipment....................................       2,852           --           --             --           2,852
                                                   -----------       -----   -----------           ---     ------------
Net cash used in investing activities............     (48,320)          --           --             --         (48,320)
                                                   -----------       -----   -----------           ---     ------------
Cash flows from financing activities:
  Dividends received (paid)......................         800           --         (800)            --              --
  Proceeds from borrowings.......................      69,258           --           --             --          69,258
  (Repayments of obligations) reimbursements from
    parent.......................................     (58,253)          --          400             --         (57,853)
                                                   -----------       -----   -----------           ---     ------------
Net cash provided by (used in) financing
  activities.....................................      11,805           --         (400)            --          11,405
                                                   -----------       -----   -----------           ---     ------------
Effect of exchange rate changes on cash..........          --           --            9             --               9
                                                   -----------       -----   -----------           ---     ------------
Net (decrease) increase in cash and cash
  equivalents....................................      (3,059)        (151)        (899)            68          (4,041)
Cash and cash equivalents, beginning of year.....      12,239          204        2,757            (68)         15,132
                                                   -----------       -----   -----------           ---     ------------
Cash and cash equivalents, end of year...........   $   9,180    $      53    $   1,858      $      --      $   11,091
                                                   -----------       -----   -----------           ---     ------------
                                                   -----------       -----   -----------           ---     ------------
Supplemental disclosures:
  Interest paid (received).......................   $  31,752    $      --    $    (968)     $      --      $   30,784
  Income taxes (received) paid...................        (811)         810          533             --             532
  Capital lease obligations incurred.............         608           --           --             --             608
  Capital lease obligations terminated...........         384           --           --             --             384

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

19. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 28, 1997
                                 (IN THOUSANDS)

                                                                              NON-
                                                    PARENT     GUARANTOR    GUARANTOR
                                                   COMPANY    SUBSIDIARY   SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                                  ----------  -----------  -----------  ------------  ------------
    ASSETS
Current assets:
  Cash and cash equivalents.....................  $   12,239   $     204    $   2,757    $      (68)   $   15,132
  Restricted cash...............................          --          --        1,333            --         1,333
  Accounts receivable...........................       8,054         130          738            --         8,922
  Inventories...................................      15,165          --          506            --        15,671
  Deferred income taxes.........................       8,831          --           --            --         8,831
  Prepaid expenses and other current assets.....       7,096       2,326        7,428       (10,450)        6,400
                                                  ----------  -----------  -----------  ------------  ------------
Total current assets............................      51,385       2,660       12,762       (10,518)       56,289
Deferred income taxes...........................          --         479          352          (831)           --
Investment in joint venture.....................          --          --        2,970            --         2,970
Property and equipment, net.....................     283,749          --          195            --       283,944
Intangibles and deferred costs, net.............      25,994          --           --            --        25,994
Investments in subsidiaries.....................       3,769          --           --        (3,769)           --
Other assets....................................       1,754          --        8,528        (7,608)        2,674
                                                  ----------  -----------  -----------  ------------  ------------
Total assets....................................  $  366,651   $   3,139    $  24,807    $  (22,726)   $  371,871
                                                  ----------  -----------  -----------  ------------  ------------
                                                  ----------  -----------  -----------  ------------  ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term obligations.....  $    8,852   $      --    $      --    $   (4,400)   $    4,452
  Accounts payable..............................      23,951          --           --            --        23,951
  Accrued expenses..............................      36,820         885       12,090        (6,118)       43,677
                                                  ----------  -----------  -----------  ------------  ------------
Total current liabilities.......................      69,623         885       12,090       (10,518)       72,080
Deferred income taxes...........................      43,224          --           --          (831)       42,393
Long-term obligations, less current
  maturities....................................     318,033          --           --        (7,608)      310,425
Other liabilities...............................      22,132       1,409        9,793            --        33,334
Stockholders' equity (deficit)..................     (86,361)        845        2,924        (3,769)      (86,361)
                                                  ----------  -----------  -----------  ------------  ------------
Total liabilities and stockholders' equity
  (deficit).....................................  $  366,651   $   3,139    $  24,807    $  (22,726)   $  371,871
                                                  ----------  -----------  -----------  ------------  ------------
                                                  ----------  -----------  -----------  ------------  ------------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

19. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 28, 1997
                                 (IN THOUSANDS)

                                                                              NON-
                                                    PARENT     GUARANTOR    GUARANTOR
                                                   COMPANY    SUBSIDIARY   SUBSIDIARIES ELIMINATIONS   CONSOLIDATED
                                                  ----------  -----------  -----------  -------------  ------------
Revenues........................................  $  665,380   $   1,459    $     708     $      --     $  667,547
Costs and expenses:
  Cost of sales.................................     197,057          --          570            --        197,627
  Labor and benefits............................     208,364          --           --            --        208,364
  Operating expenses and write-downs of property
    and equipment...............................     150,348          --         (612)           --        149,736
  General and administrative expenses...........      40,698         607          886            --         42,191
  Stock compensation expense....................       8,407          --           --            --          8,407
  Expenses associated with Recapitalization.....         718          --           --            --            718
  Depreciation and amortization.................      31,642          --           50            --         31,692
Gain on sale of restaurant operations...........      (2,283)         --           --            --         (2,283)
Interest expense (income).......................      39,489          --         (186)           --         39,303
Equity in net loss of joint venture.............          --          --        1,530            --          1,530
                                                  ----------  -----------  -----------       ------    ------------
(Loss) income before benefit from (provision
  for) income taxes, cumulative effect of change
  in accounting principle and equity in net loss
  of consolidated subsidiaries..................      (9,060)        852       (1,530)           --         (9,738)
Benefit from (provision for) income taxes.......       4,562        (349)        (220)           --          3,993
                                                  ----------  -----------  -----------       ------    ------------
(Loss) income before cumulative effect of change
  in accounting principle and equity in net loss
  of consolidated subsidiaries..................      (4,498)        503       (1,750)           --         (5,745)
Cumulative effect of change in accounting
  principle.....................................       2,236          --           --            --          2,236
                                                  ----------  -----------  -----------       ------    ------------
(Loss) income before equity in net loss of
  consolidated subsidiaries.....................      (2,262)        503       (1,750)           --         (3,509)
Equity in net loss of consolidated
  subsidiaries..................................      (1,247)         --           --         1,247             --
                                                  ----------  -----------  -----------       ------    ------------
Net (loss) income...............................  $   (3,509)  $     503    $  (1,750)    $   1,247     $   (3,509)
                                                  ----------  -----------  -----------       ------    ------------
                                                  ----------  -----------  -----------       ------    ------------

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

19. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 28, 1997
                                 (IN THOUSANDS)

                                                                              NON-
                                                    PARENT     GUARANTOR    GUARANTOR
                                                   COMPANY    SUBSIDIARY   SUBSIDIARIES ELIMINATIONS   CONSOLIDATED
                                                  ----------  -----------  -----------  -------------  ------------
Net cash provided by (used in) operating
  activities....................................  $   15,007   $    (206)   $   7,385     $     (68)    $   22,118
                                                  ----------       -----   -----------        -----    ------------
Cash flows from investing activities:
  Purchases of property and equipment...........     (31,572)         --          (66)           --        (31,638)
  Proceeds from sales of property and
    equipment...................................       5,043          --           --            --          5,043
  Purchases of investment securities............          --          --       (8,194)           --         (8,194)
  Proceeds from sales and maturities of
    investment securities.......................          --          --       12,787            --         12,787
  Cash (paid) received in acquisition of
    Restaurant Insurance Corporation............      (2,300)         --        2,265            --            (35)
  Advances to joint venture.....................      (1,400)         --           --            --         (1,400)
  Investments in consolidated subsidiaries......        (142)         --           --           142             --
                                                  ----------       -----   -----------        -----    ------------
Net cash (used in) provided by investing
  activities....................................     (30,371)         --        6,792           142        (23,437)
                                                  ----------       -----   -----------        -----    ------------
Cash flows from financing activities:
  Contribution of capital.......................          --         142           --          (142)            --
  Proceeds from issuance of common stock........      81,920          --           --            --         81,920
  Proceeds from issuance of senior notes........     200,000          --           --            --        200,000
  Proceeds from borrowings (advances to
    parent).....................................     179,957          --      (12,409)           --        167,548
  (Repayments of obligations) reimbursements
    from parent.................................    (452,028)         --          400            --       (451,628)
                                                  ----------       -----   -----------        -----    ------------
Net cash provided by (used in) financing
  activities....................................       9,849         142      (12,009)         (142)        (2,160)
                                                  ----------       -----   -----------        -----    ------------
Effect of exchange rate changes on cash.........          --          --          (15)           --            (15)
                                                  ----------       -----   -----------        -----    ------------
Net (decrease) increase in cash and cash
  equivalents...................................      (5,515)        (64)       2,153           (68)        (3,494)
Cash and cash equivalents, beginning of year....      17,754         268          604            --         18,626
                                                  ----------       -----   -----------        -----    ------------
Cash and cash equivalents, end of year..........  $   12,239   $     204    $   2,757     $     (68)    $   15,132
                                                  ----------       -----   -----------        -----    ------------
                                                  ----------       -----   -----------        -----    ------------
Supplemental disclosures:
  Interest paid.................................  $   46,040   $      --    $      --     $      --     $   46,040
  Income taxes paid.............................         147          --           21                          168
  Capital lease obligations incurred............       2,227          --           --            --          2,227
  Capital lease obligations terminated..........       1,587          --           --            --          1,587

                                                         EXHIBIT INDEX
           ----------------------------------------------------------------------------------------------------------

      3.1  Restated Articles of Organization of Friendly Ice Cream Corporation (the "Company"). (Incorporated by
           reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).

      3.2  Amended and Restated By-laws of the Company.

      4.1  Credit Agreement among the Company, Societe Generale, New York Branch and certain other banks and financial institutions ("Credit Agreement"). (Incorporated by reference to Exhibit 10.1 to the
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, File No. 0-3930.).

      4.2  First Amendment to Credit Agreement

      4.3  Senior Note Indenture between Friendly Ice Cream Corporation, Friendly's Restaurants Franchise, Inc. and
           The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.2 to the Registrants's Annual
           Report on Form 10-K for the fiscal year ended December 28, 1997, File No. 0-3930.).

      4.4  Rights Agreement between the Company and The Bank of New York, a Rights Agent. (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).

     10.1  The Company's Stock Option Plan. (Incorporated by reference from Exhibit 10.1 to the Company's
           Registration Statement on Form S-1, Reg. No. 333-34633).*

     10.2  The Company's Restricted Stock Plan. (Incorporated by reference from Exhibit 10.2 to the Company's
           Registration Statement on Form S-1, Reg. No. 333-34633).*

     10.3  Agreement relating to the Company's Limited Stock Compensation Program.* (Incorporated by reference to
           Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1997,
           File No. 0-3930.).

     10.4  Development Agreement between Friendly Ice Cream Corporation and FriendCo Restaurants, Inc. (Incorporated
           by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).

     10.5  Franchise Agreement between Friendly's Restaurants Franchise, Inc. and FriendCo Restaurants, Inc.
           (Incorporated by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1, Reg. No.
           333-34633).

     10.6  Management Agreement between Friendly Ice Cream Corporation and FriendCo Restaurants, Inc. (Incorporated
           by reference from Exhibit 10.6 to the Company's Registration Statement on form S-1, Reg. No. 333-34633).

     10.7  Purchase and Sale Agreement between Friendly Ice Cream Corporation and FriendCo Restaurants, Inc.
           (Incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form S-1, Reg. No.
           333-34633).

     10.8  Software License Agreement between Friendly's Restaurants Franchise, Inc. and FriendCo Restaurants, Inc.
           (Exhibits 10.4 through 10.8, collectively, the "DavCo Agreement") (Incorporated by reference from Exhibit
           10.8 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).

     10.9  Sublease between SSP Company, Inc. and the Company, as amended, for the Chicopee, Massachusetts
           Distribution Center. (Incorporated by reference from Exhibit 10.9 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).

    10.10  TRC Management Contract between the Company and The Restaurant Company. (Incorporated by reference from
           Exhibit 10.10 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).

    10.11  Aircraft Reimbursement Agreement between Company and TRC Realty Co.

                                                         EXHIBIT INDEX
           ----------------------------------------------------------------------------------------------------------
    10.12  License Agreement between the Company and Hershey Foods Corporation for 1988 Non-Friendly Marks.
           (Incorporated by reference from Exhibit 10.12 to the Company's Registration Statement on Form S-1, Reg.
           No. 333-34633).

     21.1  Subsidiaries of the Company. (Incorporated by reference from Exhibit 21.1 to the Company's Registration
           Statement on Form S-1, Reg. No. 333-34633).

     23.1  Consent of Arthur Andersen LLP

     27.1  Financial Data Schedule

           * -- Management Contract or Compensatory Plan or Arrangement