Form 10-Q
period 1999-03-28
FRIENDLY ICE CREAM CORP
filed 1999-05-11
CIK 39135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        For the transition period from to


                           COMMISSION FILE NO. 0-3930
                           --------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes / X /    No /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                         OUTSTANDING AT MAY 11, 1999
                -----                         --------------------------

     Common Stock, $.01 par value                  7,500,000 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                                                   March 28,   December 27,
                                                                                                     1999          1998
                                                                                                   ---------    ----------
                                          ASSETS                                                  (unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                                                      $  11,551    $  11,091
    Restricted cash                                                                                    2,463        2,211
    Trade accounts receivable                                                                          4,228        5,566
    Inventories                                                                                       17,100       15,560
    Deferred income taxes                                                                              7,061        7,061
    Prepaid expenses and other current assets                                                          5,835        6,578
                                                                                                   ---------    ----------
TOTAL CURRENT ASSETS                                                                                  48,238       48,067

PROPERTY AND EQUIPMENT, net                                                                          301,775      300,159
INTANGIBLES AND DEFERRED COSTS, net                                                                   24,617       25,178
OTHER ASSETS                                                                                           1,342        1,144
                                                                                                   ---------    ----------

TOTAL ASSETS                                                                                       $ 375,972    $ 374,548
                                                                                                   ---------    ----------
                                                                                                   ---------    ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current maturities of long-term debt                                                           $   6,305    $   4,023
    Current maturities of capital lease and finance obligations                                        1,689        1,677
    Accounts payable                                                                                  27,849       26,460
    Accrued salaries and benefits                                                                     15,319       14,206
    Accrued interest payable                                                                           7,397        2,593
    Insurance reserves                                                                                 8,640        9,116
    Other accrued expenses                                                                            14,659       20,649
                                                                                                   ---------    ----------
TOTAL CURRENT LIABILITIES                                                                             81,858       78,724
                                                                                                   ---------    ----------

DEFERRED INCOME TAXES                                                                                 32,652       37,188
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities                                         9,319        9,745
LONG-TERM DEBT, less current maturities                                                              320,776      311,061
OTHER LONG-TERM LIABILITIES                                                                           28,332       28,431

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                                                                          75           75
    Preferred stock                                                                                     --           --
    Additional paid-in capital                                                                       138,058      137,896
    Accumulated deficit                                                                             (235,166)    (228,639)
    Accumulated other comprehensive income                                                                68           67
                                                                                                   ---------    ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                                 (96,965)     (90,601)
                                                                                                   ---------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                               $ 375,972    $ 374,548
                                                                                                   ---------    ----------
                                                                                                   ---------    ----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                           For the Three Months Ended
                                                                           ---------------------------
                                                                           March 28,         March 29,
                                                                             1999              1998
                                                                           --------          --------

REVENUES                                                                   $145,683          $151,674

COSTS AND EXPENSES:
    Cost of sales                                                            44,188            46,241
    Labor and benefits                                                       50,364            50,252
    Operating expenses                                                       33,384            33,689
    General and administrative expenses                                      11,763            11,420
    Stock compensation expense                                                  162               225
    Write-downs of property and equipment                                       286               100
    Depreciation and amortization                                             8,229             7,956
Gain on sales of restaurant operations                                        (256)                --
                                                                           --------          --------
OPERATING (LOSS) INCOME                                                     (2,437)             1,791

Interest expense, net                                                         8,335             7,883
(Recovery of write-down of) equity in net loss of joint venture               (250)               316
                                                                           --------          --------
LOSS BEFORE BENEFIT FROM INCOME TAXES AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE
                                                                           (10,522)           (6,408)

Benefit from income taxes                                                     4,314             2,435
                                                                           --------          --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                        (6,208)           (3,973)

Cumulative effect of change in accounting principle, net of
income tax benefit of $222                                                   ( 319)                --
                                                                           --------          --------
NET LOSS                                                                  $ (6,527)          $(3,973)
                                                                           --------          --------
                                                                           --------          --------
BASIC AND DILUTED NET LOSS PER SHARE:
    Loss before cumulative effect of change in accounting
    principle                                                               $(0.83)           $(0.53)
    Cumulative effect of change in accounting principle, net of
    income tax benefit                                                       (0.04)                --
                                                                           --------          --------
    Net loss                                                                $(0.87)           $(0.53)
                                                                           --------          --------
                                                                           --------          --------
WEIGHTED AVERAGE BASIC AND DILUTED SHARES                                     7,482             7,443
                                                                           --------          --------
                                                                           --------          --------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                                        For the Three Months Ended
                                                                                                      -----------------------------
                                                                                                      March 28,            March 29,
                                                                                                        1999                 1998
                                                                                                      --------             --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                                       $(6,527)            $(3,973)
       Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
          Cumulative effect of change in accounting principle                                              319                  --
          Stock compensation expense                                                                       162                 225
          Depreciation and amortization                                                                  8,229               7,956
          Write-downs of property and equipment                                                            286                 100
          Deferred income tax benefit                                                                  (4,314)             (2,435)
          Loss on asset retirements                                                                         97               1,167
          Equity in joint venture loss                                                                      --                 316
          Changes in operating assets and liabilities:
             Trade accounts receivable                                                                   1,338               1,155
             Inventories                                                                               (1,540)             (3,016)
             Other assets                                                                              (1,407)               (420)
             Accounts payable                                                                            1,389               5,848
             Accrued expenses and other long-term liabilities                                            (648)                 364
                                                                                                      --------             --------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                                 (2,616)               7,287
                                                                                                      --------             --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                            (11,349)            (15,066)
       Proceeds from sales of property and equipment                                                     1,691                 103
       Proceeds from sale of joint venture                                                               1,150                  --
                                                                                                      --------             --------
   NET CASH USED IN INVESTING ACTIVITIES                                                               (8,508)            (14,963)
                                                                                                      --------             --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from borrowings                                                                         26,000              20,258
       Repayments of debt                                                                             (14,003)            (12,378)
       Repayments of capital lease and finance obligations                                               (414)               (375)
                                                                                                      --------             --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                            11,583               7,505
                                                                                                      --------             --------
   EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                   1                  20
                                                                                                      --------             --------

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    460               (151)

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       11,091              15,132
                                                                                                      --------             --------

   CASH AND CASH EQUIVALENTS, END OF PERIOD                                                            $11,551             $14,981
                                                                                                      --------             --------
                                                                                                      --------             --------

   SUPPLEMENTAL DISCLOSURES:
       Interest paid                                                                                    $3,213              $2,292
       Income taxes paid                                                                                     2                 113


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)

                                   (Unaudited)

                          (Dollar amounts in thousands)

                                                 For The Three Months Ended
                                                 --------------------------
                                                  March 28,       March 29,
                                                    1999             1998
                                                    ----             ----

NET LOSS                                              $(6,527)        $(3,973)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
    Currency translation effects                             1              20
                                                      -------         -------
OTHER COMPREHENSIVE INCOME                                   1              20
                                                      -------         -------

COMPREHENSIVE LOSS                                    $(6,526)        $(3,953)
                                                      -------         -------
                                                      -------         -------





The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. BASIS OF PRESENTATION

         INTERIM FINANCIAL INFORMATION -

         The accompanying financial statements as of March 28, 1999 and for the first quarter ended March 28, 1999 and March 29, 1998 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the financial position and the results of operations, cash flows and comprehensive income (loss) of Friendly Ice Cream Corporation and subsidiaries (unless the context indicates otherwise, the "Company"). Such adjustments consist solely of normal recurring accruals. Operating results for the three month periods ended March 28, 1999 and March 29, 1998 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company's Consolidated Financial Statements, including the notes thereto, which are contained in the 1998 Annual Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements.

         INVENTORIES -

         Inventories are stated at the lower of first-in, first-out cost or market. Inventories at March 29, 1999 and December 27, 1998 were (in thousands):

                                                March 28,              December 27,
                                                  1999                    1998
                                                 -------                 -------

   Raw materials                                  $1,561                 $1,983
   Goods in process                                  246                    145
   Finished goods                                 15,293                 13,432
                                                  ------                 ------
   Total                                         $17,100                 $15,560
                                                 -------                 -------
                                                 -------                 -------


2.  EARNINGS (LOSS) PER SHARE

         Basic net loss per share is calculated by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing loss available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options that are assumed exercised for calculation purposes. The number of common stock equivalents which could dilute basic net loss per share in the future, that were not included in the computation of diluted net loss per share because to do so would have been antidilutive, was 2,027 for the three months ended March 28, 1999. There were no common stock equivalents which could dilute basic net loss per share for the three months ended March 29, 1998.

3.  RESTAURANT PREOPENING COSTS

         In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets and is effective for fiscal years beginning after December 15, 1998. In accordance with this statement, the Company expensed, in the three months ended March 28, 1999, previously deferred restaurant preopening costs of approximately $541,000 as of December 28, 1998. This transaction is reflected as a cumulative effect of a change in accounting principle of $319,000, net of the income tax benefit of $222,000.

4.  COMPREHENSIVE INCOME

         The following represents accumulated other comprehensive loss (in thousands):


                                       March 28,          December 27,           March 29,
                                         1999                 1998                 1998
                                       ---------          ------------           ---------

Currency translation effects              $68                  $67                  $78
                                          ---                  ---                  ---
                                          ---                  ---                  ---

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SEGMENT REPORTING

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

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K for the year ended December 27, 1998, except that the financial results for the foodservice operating segment, prior to intersegment eliminations, have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally reviews financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating segment loss before income taxes and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

         EBITDA represents net loss before (i) cumulative effect of change in accounting principle, net of income taxes, (ii) benefit from (provision for) income taxes, (iii) (recovery of write-down of) equity in net loss of joint venture, (iv) interest expense, net, (v) depreciation and amortization and (vi) non-cash write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries.


                                                                       March 28,           March 29,
                                                                         1999                1998
                                                                      ---------            --------
                                                                             (in thousands)
Revenues:
     Restaurant                                                       $130,228             $135,220
     Foodservice                                                        52,591               55,871
     Franchise                                                           1,064                  812
     International                                                          23                  198
                                                                      --------             --------
       Total                                                          $183,906             $192,101
                                                                      --------             --------
                                                                      --------             --------
Intersegment revenues:
     Restaurant                                                      $      --            $      --
     Foodservice                                                      (38,223)             (40,427)
     Franchise                                                              --                   --
     International                                                          --                   --
                                                                      --------             --------
       Total                                                         $(38,223)            $(40,427)
                                                                      --------             --------
                                                                      --------             --------
External revenues:
     Restaurant                                                       $130,228             $135,220
     Foodservice                                                        14,368               15,444
     Franchise                                                           1,064                  812
     International                                                          23                  198
                                                                      --------             --------
       Total                                                          $145,683             $151,674
                                                                      --------             --------
                                                                      --------             --------

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SEGMENT REPORTING (CONTINUED)

                                                                       March 28,           March 29,
                                                                         1999                 1998
                                                                        -------             -------
                                                                                 (in thousands)
EBITDA:
     Restaurant                                                          $9,895             $12,948
     Foodservice                                                          2,739               3,571
     Franchise                                                              572                 421
     International                                                         (57)               (199)
     Corporate                                                          (6,909)             (6,669)
                                                                        -------             -------
       Total                                                             $6,240             $10,072
                                                                        -------             -------
                                                                        -------             -------
Interest expense, net                                                    $8,335              $7,883
                                                                        -------             -------
                                                                        -------             -------
(Recovery of write-down of) equity
   in net loss of joint venture                                          $(250)                $316
                                                                        -------             -------
                                                                        -------             -------


Income (loss) before income taxes and cumulative effect of
change in accounting principle:
     Restaurant                                                          $3,274              $6,636
     Foodservice                                                          1,875               2,822
     Franchise                                                              426                 275
     International                                                          193               (525)
     Corporate                                                         (16,290)            (15,616)
                                                                       --------            --------
       Total                                                          $(10,522)            $(6,408)
                                                                        -------             -------
                                                                        -------             -------

Depreciation and amortization:
     Restaurant                                                          $6,335              $6,212
     Foodservice                                                            864                 749
     Franchise                                                              146                 146
     International                                                            -                  10
     Corporate                                                              884                 839
                                                                        -------             -------
       Total                                                             $8,229              $7,956
                                                                        -------             -------
                                                                        -------             -------

Identifiable assets:
     Restaurant                                                        $262,965            $255,946
     Foodservice                                                         39,524              41,661
     Franchise                                                           12,612              10,934
     International                                                          169               4,236
     Corporate                                                           60,702              66,648
                                                                        -------             -------
       Total                                                           $375,972            $379,425
                                                                        -------             -------
                                                                        -------             -------

Capital expenditures, including capitalized leases:
     Restaurant                                                          $9,546             $13,293
     Foodservice                                                            982                 936
     Corporate                                                              821                 837
     International                                                            -                   -
                                                                              -                   -
                                                                        -------             -------
       Total                                                            $11,349             $15,066
                                                                        -------             -------
                                                                        -------             -------

6.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND FOR HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 cannot be applied retroactively. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company's financial statements and has not determined the timing or method of the Company's adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income (loss).

7.  CLOSING OF INTERNATIONAL OPERATIONS

         Effective October 15, 1998, Friendly's International, Inc. ("FII"), a subsidiary of the Company, entered into an agreement that provided for the sale of the Company's 50% equity interest in its China joint venture to the joint venture partner and the settlement of FICC's advances to the joint venture for an aggregate of approximately $2.3 million in notes and $335,000 of equipment. On February 25, 1999, FII received an initial payment of approximately $1.1 million and arranged for the shipment of the equipment to the United States. At that time, the Company believed that collection of any additional funds after February 25, 1999 from the joint venture partner under the terms of the settlement agreement was not probable due to the financial condition of the joint venture partner and restrictions on the transfer of funds from China. Accordingly, the Company recorded a write-down of approximately $3.5 million as of December 27, 1998 to reduce the Company's remaining investment in and advances to the joint venture to the $1.1 million which was received in February 1999. On March 17, 1999 the Company received an additional $250,000 from the joint venture partner. These additional proceeds were reflected as income in the first quarter ended March 28, 1999. If any of the $0.9 million still due under the terms of the sale agreement are received by the Company, such amount will be recorded as income by the Company at such time.

8.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         Friendly Ice Cream Corporation's ("FICC") obligation related to the $200 million Senior Notes are guaranteed fully and unconditionally by one of FICC's wholly owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc., Friendly Holding
(UK) Limited, Friendly Ice Cream (UK) Limited and Restaurant Insurance Corporation (collectively, the "Non-guarantor Subsidiaries"). Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of March 28, 1999 and March 29, 1998 and for the periods ended March 28, 1999 and March 29, 1998 are not presented because management has determined that such information is not material to investors.

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 28, 1999
                                   (Unaudited)
                                 (In thousands)

                                                         Parent         Guarantor   Non-guarantor
                                                         Company        Subsidiary   Subsidiaries     Eliminations  Consolidated
                                                         ----------     ----------  -------------    -------------  ------------

                  Assets
Current assets:
    Cash and cash equivalents                            $   9,328      $     321     $   1,902     $      --      $  11,551
    Restricted cash                                             --             --         2,463            --          2,463
    Trade accounts receivable                                4,034            168            26            --          4,228
    Inventories                                             17,003             --            97            --         17,100
    Deferred income taxes                                    6,783             --           278            --          7,061
    Prepaid expenses and other current
    assets                                                   9,024             --         6,535        (9,724)         5,835
                                                         ---------      ---------     ---------     ---------      ---------
Total current assets                                        46,172            489        11,301        (9,724)        48,238

Deferred income taxes                                         --              503         1,024        (1,527)            --
Property and equipment, net                                301,775             --            --            --        301,775
Intangibles and deferred costs, net                         24,617             --            --            --         24,617
Investments in subsidiaries                                  1,168             --            --        (1,168)            --
Other assets                                                   426          2,548         5,730        (7,362)         1,342
                                                         ---------      ---------     ---------     ---------      ---------
Total assets                                             $ 374,158      $   3,540     $  18,055     $ (19,781)     $ 375,972
                                                         ---------      ---------     ---------     ---------      ---------
                                                         ---------      ---------     ---------     ---------      ---------


      Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Current maturities of long-term
    obligations                                          $  12,494      $      --     $      --     $  (4,500)     $   7,994
    Accounts payable                                        27,849             --            --            --         27,849
    Accrued expenses                                        40,144            631        10,463        (5,223)        46,015
                                                         ---------      ---------     ---------     ---------      ---------
Total current liabilities                                   80,487            631        10,463        (9,723)        81,858

Deferred income taxes                                       34,179             --            --        (1,527)        32,652
Long-term obligations, less current
maturities                                                 334,909             --            --        (4,814)       330,095
Other long-term liabilities                                 21,548          1,746         7,587        (2,549)        28,332
Stockholders' equity (deficit)                             (96,965)         1,163             5        (1,168)       (96,965)
                                                         ---------      ---------     ---------     ---------      ---------
Total liabilities and stockholders'
equity (deficit)                                         $ 374,158      $   3,540     $  18,055     $ (19,781)     $ 375,972
                                                         ---------      ---------     ---------     ---------      ---------
                                                         ---------      ---------     ---------     ---------      ---------

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 28, 1999
                                   (Unaudited)
                                 (In thousands)

                                                     Parent        Guarantor    Non-guarantor
                                                    Company       Subsidiary    Subsidiaries     Eliminations    Consolidated
                                                 ----------    -------------    -------------    ------------    ------------

Revenues                                         $ 145,164     $     495        $      24         $       --      $ 145,683
Costs and expenses:
    Cost of sales                                   44,171            --               17                 --         44,188
    Labor and benefits                              50,364            --               --                 --         50,364
    Operating expenses and write-downs of
    property and equipment                          33,726            --              (56)                --         33,670
    General and administrative expenses             11,337           426               --                 --         11,763
    Stock compensation expense                         162            --               --                 --            162
    Depreciation and amortization                    8,229            --               --                 --          8,229
Gain on sales of restaurant operations                (256)           --               --                 --           (256)
Interest expense (income)                            8,515            --             (180)                --          8,335
Recovery of write-down of joint venture               (250)           --               --                 --           (250)
                                                 ----------    -------------    -------------    ------------    ------------

(Loss) income before benefit from
(provision for) income taxes, cumulative
effect of change
in accounting principle and equity in net
income of consolidated subsidiaries                (10,834)           69              243                 --        (10,522)

Benefit from (provision for) income taxes            4,424           (28)             (82)                --          4,314
                                                 ----------    -------------    -------------    ------------    ------------

(Loss) income before cumulative effect of
change in accounting principle and equity in
net income of consolidated subsidiaries             (6,410)           41              161                 --         (6,208)

Cumulative effect of change in accounting
principle                                             (319)           --               --                 --           (319)
                                                 ----------    -------------    -------------    ------------    ------------

(Loss) income before equity in net income of
consolidated subsidiaries                           (6,729)           41              161                --          (6,527)

Equity in net income of consolidated
subsidiaries                                           202            --               --              (202)             --
                                                 ----------    -------------    -------------    ------------    ------------

Net (loss) income                                $  (6,527)    $      41        $     161         $    (202)      $  (6,527)
                                                 ----------    -------------    -------------    ------------    ------------
                                                 ----------    -------------    -------------    ------------    ------------

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 28, 1999
                                   (Unaudited)
                                 (In thousands)


                                               Parent       Guarantor    Non-guarantor
                                               Company      Subsidiary   Subsidiaries     Eliminations      Consolidated
                                              --------      ----------   -------------    ------------      ------------

Net cash (used in) provided by operating
activities                                    $ (2,927)     $    268     $     43           $   --            $ (2,616)
                                              --------      ----------   -------------    ------------      ------------

Cash flows from investing activities:
   Purchases of property and equipment         (11,349)           --           --               --             (11,349)
   Proceeds from sales of property and
   equipment                                     1,691            --           --               --               1,691
   Return of advance from joint venture          1,150            --           --               --               1,150
                                              --------      ----------   -------------    ------------      ------------
Net cash used in investing activities           (8,508)           --           --               --              (8,508)
                                              --------      ----------   -------------    ------------      ------------

Cash flows from financing activities:
   Proceeds from borrowings                     26,000            --           --               --              26,000
   Repayments of obligations                   (14,417)           --           --               --             (14,417)
                                              --------      ----------   -------------    ------------      ------------
Net cash provided by financing activities       11,583            --           --               --              11,583
                                              --------      ----------   -------------    ------------      ------------

Effect of exchange rate changes on cash             --            --            1               --                   1
                                              --------      ----------   -------------    ------------      ------------

Net increase in cash and cash equivalents          148           268           44               --                 460

Cash and cash equivalents, beginning of
period                                           9,180            53        1,858               --              11,091
                                              --------      ----------   -------------    ------------      ------------

Cash and cash equivalents, end of period      $  9,328      $    321     $  1,902          $    --            $ 11,551
                                              --------      ----------   -------------    ------------      ------------
                                              --------      ----------   -------------    ------------      ------------
Supplemental disclosures:
    Interest paid (received)                  $  3,393      $     --     $   (180)         $    --            $  3,213
    Income taxes (received) paid                   (87)            1           88               --                   2

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 29, 1998
                                 (In thousands)

                                                          Parent       Guarantor    Non-guarantor
                                                          Company     Subsidiary     Subsidiaries   Eliminations  Consolidated
                                                          --------    ----------    -------------   ------------  ------------
                  Assets
Current assets:
    Cash and cash equivalents                            $  12,067      $     446     $   2,468     $    --        $  14,981
    Restricted cash                                           --             --           1,670          --            1,670
    Trade accounts receivable                                6,905            126           736          --            7,767
    Inventories                                             18,180           --             507          --           18,687
    Deferred income taxes                                    8,831           --            --            --            8,831
    Prepaid expenses and other current
    assets                                                  11,544          2,066         6,324       (12,067)         7,867
                                                         ---------      ---------     ---------     ---------      ---------
Total current assets                                        57,527          2,638        11,705       (12,067)        59,803

Deferred income taxes                                         --              478           504          (982)          --
Investment in joint venture                                   --             --           2,654          --            2,654
Property and equipment, net                                290,005           --             185          --          290,190
Intangibles and deferred costs, net                         25,496           --            --            --           25,496
Investments in subsidiaries                                  3,687           --            --          (3,687)          --
Other assets                                                   363           --           8,528        (7,609)         1,282
                                                         ---------      ---------     ---------     ---------      ---------

Total assets                                             $ 377,078      $   3,116     $  23,576     $ (24,345)     $ 379,425
                                                         ---------      ---------     ---------     ---------      ---------
                                                         ---------      ---------     ---------     ---------      ---------

      Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Current maturities of long-term
    obligations                                          $   6,766      $    --       $    --       $  (4,400)     $   2,366
    Accounts payable                                        29,799           --            --            --           29,799
    Accrued expenses                                        40,159            871        10,739        (7,667)        44,102
                                                         ---------      ---------     ---------     ---------      ---------
Total current liabilities                                   76,724            871        10,739       (12,067)        76,267

Deferred income taxes                                       40,841           --              99          (982)        39,958
Long-term obligations, less current
maturities                                                 327,625           --            --          (7,609)       320,016
Other long-term liabilities                                 21,977          1,397         9,899          --           33,273
Stockholders' equity (deficit)                             (90,089)           848         2,839        (3,687)       (90,089)
                                                         ---------      ---------     ---------     ---------      ---------
Total liabilities and stockholders' equity
(deficit)                                                $ 377,078      $   3,116     $  23,576     $ (24,345)     $ 379,425
                                                         ---------      ---------     ---------     ---------      ---------
                                                         ---------      ---------     ---------     ---------      ---------

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 29, 1998
                                   (Unaudited)
                                 (In thousands)

                                                Parent         Guarantor     Non-guarantor
                                                Company       Subsidiary     Subsidiaries   Eliminations  Consolidated
                                               ---------      ----------     -------------  ------------  ------------

Revenues                                       $ 151,172      $     303      $     199      $      --     $ 151,674
Costs and expenses:
    Cost of sales                                 46,065             --            176             --        46,241
    Labor and benefits                            50,252             --             --             --        50,252
    Operating  expenses and write-downs of
    property and equipment                        33,798                            (9)            --        33,789
    General and administrative expenses           11,022            300             98             --        11,420
    Stock compensation expense                       225             --             --             --           225
    Depreciation and amortization                  7,946             --             10             --         7,956
    Interest expense                               8,118             --           (235)            --         7,883
Equity in net loss of joint venture                 --               --            316             --           316
                                               ---------      ----------     -------------  ------------  ------------

(Loss) income before benefit from
(provision for) income taxes and equity
in net loss of consolidated subsidiaries          (6,254)             3           (157)            --        (6,408)

Benefit from (provision for) income taxes          2,383             (1)            53             --         2,435
                                               ---------      ----------     -------------  ------------  ------------

(Loss) income before equity in net loss
of consolidated subsidiaries                      (3,871)             2           (104)            --        (3,973)

Equity in net loss of consolidated
subsidiaries                                        (102)            --             --            102            --
                                               ---------      ----------     -------------  ------------  ------------
Net (loss) income                              $  (3,973)     $       2      $    (104)     $     102     $  (3,973)
                                               ---------      ----------     -------------  ------------  ------------
                                               ---------      ----------     -------------  ------------  ------------

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 29, 1998
                                   (Unaudited)
                                 (In thousands)

                                                Parent     Guarantor    Non-guarantor
                                                Company    Subsidiary   Subsidiaries   Eliminations   Consolidated
                                               ---------   ----------   -------------  ------------  ------------
Net cash provided by operating activities      $  6,886      $    242     $     91      $     68      $    7,287
                                               ---------   ----------   -------------  ------------  ------------

Cash flows from investing activities:
     Purchases of property and equipment        (15,066)           --           --            --         (15,066)
     Proceeds from sales of property and
     equipment                                      103            --           --            --             103
                                               ---------   ----------   -------------  ------------  ------------
Net cash used in investing activities           (14,963)           --           --            --         (14,963)
                                               ---------   ----------   -------------  ------------  ------------

Cash flows from financing activities:
   Dividend received (paid)                         400            --         (400)           --              --
   Proceeds from borrowings                      20,258            --           --            --          20,258
   Repayments of long-term obligations          (12,753)           --           --            --         (12,753)
                                               ---------   ----------   -------------  ------------  ------------
Net cash provided by (used in) financing
activities                                        7,905            --         (400)           --           7,505
                                               ---------   ----------   -------------  ------------  ------------

Effect of exchange rate changes on cash            --              --           20            --              20
                                               ---------   ----------   -------------  ------------  ------------

Net  (decrease)  increase in cash and cash
equivalents                                        (172)          242         (289)           68            (151)

Cash and cash  equivalents,  beginning  of
period                                           12,239           204        2,757           (68)         15,132
                                               ---------   ----------   -------------  ------------  ------------

Cash and cash equivalents, end of period       $ 12,067      $    446     $  2,468      $     --       $  14,981
                                               ---------   ----------   -------------  ------------  ------------
                                               ---------   ----------   -------------  ------------  ------------

Supplemental disclosures:
   Interest paid                               $  2,292      $     --     $     --      $     --       $   2,292
   Income taxes paid                                 94            19           --            --             113


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 28, 1999 AND
        MARCH 29, 1998

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

         OVERVIEW

         As of March 28, 1999, Friendly's owns and operates 641 restaurants, franchises 45 restaurants and 9 cafes and distributes a full line of frozen dessert products. These products are distributed to Friendly's restaurants and cafes and to more than 5,000 supermarkets and other retail locations in 15 states. The restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of total revenues are set forth below:

                                   (Unaudited)

                                                                       For the Three Months Ended
                                                                      ----------------------------
                                                                      March 28,          March 29,
                                                                         1999              1998
                                                                      ---------          ---------

Revenues:
    Restaurant                                                          89.4%               89.2%
    Foodservice (retail and institutional)                               9.9                10.2
    Franchise                                                            0.7                 0.5
    International                                                         --                 0.1
                                                                      ---------          ---------

Total revenues                                                         100.0               100.0
                                                                      ---------          ---------

Costs and expenses:
    Cost of sales                                                       30.3                30.5
    Labor and benefits                                                  34.6                33.1
    Operating expenses                                                  22.9                22.2
    General and administrative expenses                                  8.1                 7.5
    Stock compensation expense                                           0.1                 0.1
    Write-downs of property and equipment                                0.2                 0.1
    Depreciation and amortization                                        5.7                 5.3
Gain on sales of restaurant operations                                  (0.2)                 --
                                                                      ---------          ---------

Operating (loss) income                                                 (1.7)                1.2

Interest expense, net                                                    5.7                 5.2
(Recovery of write-down of) equity in net loss of joint venture         (0.2)                0.2
                                                                      ---------          ---------
Loss before benefit from income taxes and cumulative effect of
change in accounting principle                                          (7.2)               (4.2)
Benefit from income taxes                                                3.0                 1.7
Cumulative effect of change in accounting principle, net of
income tax benefit                                                      (0.2)                 --
                                                                      ---------          ---------
Net loss                                                                (4.4)%              (2.5)%
                                                                      ---------          ---------
                                                                      ---------          ---------

      REVENUES:

      Total revenues decreased $6.0 million, or 4.0%, to $145.7 million for the first quarter ended March 28, 1999 from $151.7 million for the same quarter in 1998. Restaurant revenues decreased $5.0 million, or 3.7%, to $130.2 million for the first quarter of 1999 from $135.2 million for the same quarter in 1998. Comparable restaurant revenues decreased 3.8%. This decrease included a 5.3% decline in revenues for restaurants which have not yet been reimaged. Comparable restaurant revenues increased 6.9% for the first quarter ended March 29, 1998. The closing of 21 underperforming restaurants from the end of the first quarter ended March 29, 1998 resulted in a decrease in restaurant sales of $2.0 million. In addition, restaurant sales decreased by $0.8 million due to the impact of franchising four Company restaurants since the end of the first quarter of 1998. Unfavorable weather in the first quarter ended March 28, 1999 compared to the first quarter ended March 29, 1998 also had a negative impact on sales. Revenues from the six new restaurants opened since March 29, 1998 and the 106 reimaged restaurants during this period had a favorable impact on the quarter on quarter comparison. The Company opened two new restaurants in the three months ended March 28, 1999. Foodservice (retail and institutional) and other revenues decreased by $1.2 million, or 7.7%, to $14.4 million for the first quarter of 1999 from $15.6 million for the same quarter in 1998. The decrease relates primarily to a decline in retail sales in the Mid-Atlantic market. Franchise revenue increased $0.3 million, or 38%, to $1.1 million for the first quarter of 1999 from $0.8 million for the same quarter in 1998. The increase is primarily the result of the increase in the number of franchised restaurants. There were 45 franchised restaurants as of March 28, 1999 compared to 34 franchised restaurants as of March 29, 1998.

      COST OF SALES:

      Cost of sales decreased $2.0 million, or 4.3%, to $44.2 million for the first quarter ended March 28, 1999 from $46.2 million for the first quarter ended March 29, 1998. Cost of sales as a percentage of total revenues decreased to 30.3% for the first quarter of 1999 from 30.5% for the same quarter in 1998. The cost of dairy raw materials, specifically fresh cream, was higher during the first quarter of 1999 when compared to the same period in 1998. Approximately 0.1% of the decrease in food cost as a percentage of total revenue was primarily due to the increase in franchise revenues, which do not have any associated food costs.

      LABOR AND BENEFITS:

      Labor and benefits increased $0.1 million, or 0.2%, to $50.4 million for the first quarter ended March 28, 1999 from $50.3 million for the same quarter in 1998. Labor and benefits as a percentage of total revenues increased to 34.6% for the first quarter in 1999 from 33.1% for the same quarter in 1998. The higher labor cost as a percentage of revenues is primarily the result of the Company's emphasis on improving guest service by increasing staffing levels at the restaurants.

      OPERATING EXPENSES:

      Operating expenses decreased $0.3 million, or 0.9%, to $33.4 million for the first quarter ended March 28, 1999 from $33.7 million for the same quarter in 1998. Operating expenses as a percentage of total revenues increased to 22.9% for the first quarter ended March 28, 1999 from 22.2% for the first quarter ended March 29, 1998. The increase as a percentage of revenues was primarily related to an increase in snow removal and weather related costs, a maintenance initiative to improve restaurant standards and an increase in restaurant advertising and promotion expenses.

      GENERAL AND ADMINISTRATIVE EXPENSES:

      General and administrative expenses increased $0.4 million, or 3.5%, to $11.8 million for the first quarter ended March 28, 1999 from $11.4 million for the same quarter in 1998 primarily due to higher relocation and consulting expenses. General and administrative expenses as a percentage of total revenues were 8.1% and 7.5% for the first quarters ended March 28, 1999 and March 29, 1998, respectively. The increase as a percentage of total revenues was primarily the result of the decrease in revenues.

      EBITDA:

      As a result of the above, EBITDA (EBITDA represents net loss before (i) cumulative effect of change in accounting principle, net of income taxes, (ii) benefit from (provision for) income taxes, (iii) (recovery of write-down of) equity in net loss of joint venture, (iv) interest expense, net, (v) depreciation and amortization and (vi) non-cash write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries) decreased $3.9 million, or 38.6%, to $6.2 million for the first quarter ended March 28, 1999 from $10.1 million for the same quarter in 1998. EBITDA as a percentage of total revenues was 4.3% and 6.7% for the first quarter of 1999 and 1998, respectively.

      STOCK COMPENSATION EXPENSE:

      Stock compensation expense represents stock compensation arising out of the vesting of certain shares of restricted stock previously issued to management. Stock compensation expense was $0.2 million for the first quarter of 1999 and 1998.

      NON-CASH WRITE-DOWNS ON PROPERTY AND EQUIPMENT:

      Non-cash write-downs on property and equipment were $0.3 million and $0.1 million for the first quarters ended March 28, 1999 and March 29, 1998, respectively.

      DEPRECIATION AND AMORTIZATION:

      Depreciation and amortization increased $0.2 million, or 2.5%, to $8.2 million for the first quarter ended March 28, 1999 from $8.0 million for the same quarter in 1998. Depreciation and amortization as a percentage of total revenues increased to 5.7% for the first quarter in 1999 from 5.3% for the same quarter in 1998. The increase was primarily attributable to the Company's 34 restaurants reimaged during the first quarter ended March 28, 1999 and 72 restaurants reimaged during the last nine months of 1998.

      GAIN ON SALES OF RESTAURANT OPERATIONS:

      Gain on sales of restaurant operations for the first quarter ended March 28, 1999 represented the income related to the sale of the equipment and operating rights for two existing locations sold to franchisees.

      INTEREST EXPENSE, NET:

      Interest expense, net of capitalized interest and interest income, increased by $0.4 million, or 5.0%, to $8.3 million for the first quarter ended March 28, 1999 from $7.9 million for the same quarter in 1998. The increase in interest expense was due to the increase in the average outstanding balance on the revolver during the first quarter ended March 28, 1999 compared to the first quarter ended March 29, 1998 along with the increase in interest rates associated with the credit agreement that was amended in the latter part of the year ended December 27, 1998.

      (RECOVERY OF WRITE-DOWN OF) EQUITY IN NET LOSS OF JOINT VENTURE:

      During the fourth quarter ended December 27, 1998, the Company sold its 50% interest in its China joint venture and recorded a write-down of $3.5 million to eliminate the Company's remaining investment in and advances to the joint venture. During the first quarter ended March 28, 1999, the Company reported, as income, a $0.3 million payment from the sale which was received on March 17, 1999. The loss for the first quarter ended March 29, 1998 period reflects the Company's 50% share of the China joint venture's net loss for the period.

      BENEFIT FROM INCOME TAXES:

      The benefit from income taxes was $4.3 million, or 41% of the loss before benefit from income taxes and cumulative effect of change in accounting principle, and $2.4 million, or 38% of the loss before benefit from income taxes and cumulative effect of change in accounting principle, for the first quarter ended March 28, 1999 and March 29, 1998, respectively. The Company records income taxes based on the effective rate expected for the year.

      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET:

      In accordance with Statement of Position No. 98-5, the Company recognized $0.3 million of expense, net of income tax benefit, in the three months ended March 28, 1999 related to previously deferred restaurant preopening costs.

      NET LOSS :

      The net loss was $6.5 million and $4.0 million for the first quarter ended March 28, 1999 and March 29, 1998, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash used in operating activities was $2.6 million for the three months ended March 28, 1999. Net cash provided by operating activities was $7.3 million for the three months ended March 29, 1998. Trade accounts receivable decreased approximately $1.3 million during the first quarter ended March 28, 1999 primarily related to lower Foodservice sales in the first quarter ended March 28, 1999 compared to the fourth quarter ended December 27, 1998. Inventories increased $1.5 million primarily related to the impact of transitioning manufacturing operations from Troy, Ohio to Wilbraham, Massachusetts during the first quarter ended March 28, 1999. Other assets increased $1.4 million due to the timing of restaurant rent prepayments of $1.9 million offset by the recognition of premium income of $0.9 million related to the Company's captive insurance entity. Accounts payable increased approximately $1.4 million for the three months ended March 28, 1999 from December 27, 1998 primarily related to the timing of payments made. Available borrowings under the revolving credit facility were $18.0 million as of March 28, 1999.

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

         Net cash used in investing activities was $8.5 million for the three months ended March 28, 1999 compared to $15.0 million for the three months ended March 29, 1998. Capital expenditures for restaurant operations were approximately $9.5 million in the three months of 1999 and $13.3 million in the same period of 1998. The decrease in capital expenditures was primarily due to the reimaging of 34 restaurants for the three months ended March 28, 1999 compared to 70 restaurants reimaged for the three months ended March 29, 1998. Proceeds from the sale of property and equipment were $1.7 million and $0.1 million in 1999 and 1998, respectively.

         Net cash provided by financing activities was $11.6 million in the three months ended March 28, 1999 and $7.5 million in the same period of 1998.

         The Company had a working capital deficit of $33.6 million as of March 28, 1999. The Company is able to operate with a substantial working capital deficit because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

         The Company's credit facility imposes significant operating and financial restrictions on the Company's ability to, among other things, incur indebtedness, create liens, sell assets, engage in mergers or consolidations, pay dividends and engage in certain transactions with affiliates. The credit facility limits the amount which the Company may spend on capital expenditures and requires the Company to comply with certain financial covenants. The Company was in compliance with the covenants as of March 28, 1999.

         The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities, to continue to renovate and reimage existing restaurants, to convert restaurants and to construct new restaurants. Capital expenditures for 1999 are anticipated to be $43.0 million in the aggregate, of which $35.0 million will be spent on restaurant operations. Sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent the Company's and its subsidiaries' debt instruments, if any, permit) are sources of cash. The Company's actual 1999 capital expenditures may vary from the estimated amounts set forth herein.

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

         The Company has developed a comprehensive plan to address the Year 2000 Issue. The plan addresses three main phases: (a) information systems; (b) embedded chips; and (c) supply chain readiness (including customers as well as inventory and non-inventory suppliers). To oversee the process, the Company has established a Steering Committee comprised of executives and chaired by the Company's Senior Executive Vice President, Chief Financial Officer and Treasurer. The Committee reports regularly to the Board of Directors and the Audit Committee. The Company retained the services of a third party consultant with Year 2000 expertise to evaluate the Company's Year 2000 plan and make recommendations. As of March 28, 1999, the Company is vigorously remediating software and hardware deficiencies caused by the Year 2000 Issue and is at various stages of completion. Major business systems are currently being addressed and in some cases are already complete, as in the case of the Company's financial reporting, asset management, accounts payable and manufacturing and distribution systems. Human resource systems are currently being remediated and are on schedule to be completed by the latter part of 1999. The Company will perform Year 2000 integrated testing for system interoperability in the second and third quarters of 1999. The Company continues to believe that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications or conversions are not made, or are not completed timely on the remaining critical business systems, the Year 2000 Issue could have a material impact on the operations of the Company. Based on the work completed to date, the Company continues to anticipate that remediation will be substantially completed prior to December 1999.

         Substantial progress has been made in the certification of restaurant systems and hardware. The Company has completed an inventory of restaurant hardware, and various remediation strategies have been identified and successfully tested for all classes of equipment. A detailed plan for retrofits has been completed. The retrofits should essentially be complete by June 1999. Software for non-compliant point of sale systems has been successfully remediated and tested. Revised point of sale software is now installed in all restaurants. Other key restaurant software applications have also been certified. The remaining software applications are not expected to pose major problems and will be addressed in the second quarter of 1999. However, further testing of all applications will continue throughout the year.

         Embedded chip technology poses the most difficult challenge. The Company's focus has been directed at the manufacturing and distribution operations. As of March 28, 1999, all critical manufacturing functions have been evaluated and questionable equipment hardware is continually remediated in order to be compliant. The issues that currently remain open are non-critical in nature and should not impair the Company's ability to conduct business. The Company continues to monitor its communications environment both internally and externally and will react as developments occur.

         The Company continues to take vigorous steps to monitor Year 2000 supply chain readiness by evaluating written assurances from over 325 business-critical suppliers. As of March 28,1999, the Company is aggressively evaluating a small number of suppliers that the Company believes may not be compliant by December 1999. The Company also continues to identify alternate sources wherever appropriate.

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

         The Company continues to evaluate the business environment and will develop contingency plans for systems and resources in order to conduct its normal day-to-day business operations. As previously noted, some risks of the Year 2000 Issue are beyond the control of the Company, its suppliers and customers. For example, no preparations or contingency plan will protect the Company from a down-turn in economic activity caused by the possible ripple effect throughout the entire economy that could be caused by problems of others with the Year 2000 Issue.

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

         Of the total project cost, approximately $4.9 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $1.3 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $4.0 million ($0.9 million expensed and $3.1 million capitalized for new systems) related to system improvements and the Year 2000 project.

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

         GEOGRAPHIC CONCENTRATION

         Approximately 87% of the Company-owned restaurants are located, and substantially all of its retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to this geographic region may adversely affect the Company more than certain of its competitors which are more geographically diverse.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1  Financial Data Schedule

(b) No report on Form 8-K was filed during the three months ended March 28, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FRIENDLY ICE CREAM CORPORATION


                                By:     /S/  PAUL J. MCDONALD
                                   --------------------------
                                      Name: Paul J. McDonald
                                      Title: Senior Executive Vice President,
                                      Chief Financial Officer, Treasurer and
                                      Assistant Clerk

                                  EXHIBIT INDEX

27.1  Financial Data Schedule