Form 10-Q
period 1999-06-27
FRIENDLY ICE CREAM CORP
filed 1999-08-11
CIK 39135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                        Class                                      Outstanding at August 11, 1999
             ----------------------------                          ------------------------------
             Common Stock, $.01 par value                                 7,495,122 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                                                June 27,       December 27,
                                                                                                  1999             1998
                                                                                                  ----             ----
                                          ASSETS                                              (unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                                                   $  13,783        $  11,091
    Restricted cash                                                                                 2,396            2,211
    Accounts receivable                                                                             7,607            5,566
    Inventories                                                                                    18,244           15,560
    Deferred income taxes                                                                           7,061            7,061
    Prepaid expenses and other current assets                                                       5,519            6,578
                                                                                            -------------       ------------
TOTAL CURRENT ASSETS                                                                               54,610           48,067

PROPERTY AND EQUIPMENT, net                                                                       306,219          300,159
INTANGIBLES AND DEFERRED COSTS, net                                                                24,085           25,178
OTHER ASSETS                                                                                        1,482            1,144
                                                                                            -------------       ------------

TOTAL ASSETS                                                                                    $ 386,396        $ 374,548
                                                                                            -------------       ------------
                                                                                            -------------       ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current maturities of long-term debt                                                        $ 7,258           $ 4,023
    Current maturities of capital lease and finance obligations                                   1,676             1,677
    Accounts payable                                                                             35,628            26,460
    Accrued salaries and benefits                                                                16,965            14,206
    Accrued interest payable                                                                      2,859             2,593
    Insurance reserves                                                                            9,215             9,116
    Other accrued expenses                                                                       14,880            20,649
                                                                                            -------------       ------------
TOTAL CURRENT LIABILITIES                                                                        88,481            78,724
                                                                                            -------------       ------------

DEFERRED INCOME TAXES                                                                            34,921            37,188
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities                                    8,923             9,745
LONG-TERM DEBT, less current maturities                                                         319,485           311,061
OTHER LONG-TERM LIABILITIES                                                                      28,113            28,431

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                                                                     75                75
    Preferred stock                                                                                  --                --
    Additional paid-in capital                                                                  138,233           137,896
    Accumulated deficit                                                                        (231,900)         (228,639)
    Accumulated other comprehensive income                                                           65                67
                                                                                            -------------       ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                            (93,527)          (90,601)
                                                                                            -------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                           $386,396          $374,548
                                                                                            -------------       ------------
                                                                                            -------------       ------------



            The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                             For the Three Months Ended  For the Six Months Ended
                                                                             --------------------------  ------------------------
                                                                                June 27,    June 28,       June 27,     June 28,
                                                                                 1999         1998           1999         1998
                                                                               ---------    ---------      ---------    ---------

REVENUES                                                                       $ 184,666    $ 178,746    $ 330,349    $ 330,420

COSTS AND EXPENSES:
    Cost of sales                                                                 50,265       52,765       94,453       99,006
    Labor and benefits                                                            58,959       53,635      109,323      103,887
    Operating expenses                                                            42,498       40,298       75,882       73,987
    General and administrative expenses                                           10,566       10,630       22,329       22,050
    Stock compensation expense                                                       175          129          337          354
    Write-downs of property and equipment                                          1,103           68        1,389          168
    Depreciation and amortization                                                  8,566        8,129       16,795       16,085
Gain on sales of restaurant operations                                              (657)          --         (913)          --
                                                                               ---------    ---------    ---------    ---------
OPERATING INCOME                                                                  13,191       13,092       10,754       14,883

Interest expense, net                                                              8,302        7,986       16,637       15,869
(Recovery of write-down of) equity in net loss of joint venture                     (646)         354         (896)         670
                                                                               ---------    ---------    ---------    ---------


INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME
TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      5,535        4,752       (4,987)      (1,656)

(Provision for) benefit from income taxes                                         (2,269)      (1,806)       2,045          629
                                                                               ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                               3,266        2,946       (2,942)      (1,027)

Cumulative effect of change in accounting principle, net of income
tax benefit of $222                                                                   --           --         (319)          --
                                                                               ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                                              $   3,266    $   2,946    $ (3,261)    $  (1,027)
                                                                               ---------    ---------    ---------    ---------
                                                                               ---------    ---------    ---------    ---------


BASIC NET INCOME (LOSS) PER SHARE:
    Income (loss) before cumulative effect of change in accounting
    principle                                                                  $    0.44    $    0.40    $   (0.40)   $   (0.14)
    Cumulative effect of change in accounting principle, net of
    income tax benefit                                                                --           --        (0.04)          --
                                                                               ---------    ---------    ---------    ---------
    Net income (loss)                                                          $    0.44    $    0.40    $   (0.44)   $   (0.14)
                                                                               ---------    ---------    ---------    ---------
                                                                               ---------    ---------    ---------    ---------

DILUTED NET INCOME (LOSS) PER SHARE:
    Income (loss) before cumulative effect of change in accounting
    principle                                                                  $    0.44    $    0.39    $   (0.40)   $   (0.14)
    Cumulative effect of change in accounting principle, net of
    income tax benefit                                                                --           --        (0.04)          --
                                                                               ---------    ---------    ---------    ---------
    Net income (loss)                                                          $    0.44    $    0.39    $   (0.44)   $   (0.14)
                                                                               ---------    ---------    ---------    ---------
                                                                               ---------    ---------    ---------    ---------

WEIGHTED AVERAGE SHARES:
    Basic                                                                          7,493        7,450        7,488        7,447
                                                                               ---------    ---------    ---------    ---------
                                                                               ---------    ---------    ---------    ---------

    Diluted                                                                        7,507        7,486        7,488        7,447
                                                                               ---------    ---------    ---------    ---------
                                                                               ---------    ---------    ---------    ---------


            The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                                        For the Six Months Ended
                                                                                                        ------------------------
                                                                                                          June 27,      June 28,
                                                                                                             1999        1998
                                                                                                         --------    --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                                          $ (3,261)   $ (1,027)
       Adjustments to reconcile net loss to net cash provided by operating activities:
          Cumulative effect of change in accounting principle                                                 319          --
          Stock compensation expense                                                                          337         354
          Depreciation and amortization                                                                    16,795      16,085
          Write-downs of property and equipment                                                             1,389         168
          Deferred income tax benefit                                                                      (2,045)       (629)
          Loss on asset retirements                                                                           358       1,091
          (Non-cash recovery of write-down of) equity in net loss of joint venture                            (69)        670
          Changes in operating assets and liabilities:
             Accounts receivable                                                                           (1,972)        750
             Inventories                                                                                   (2,684)     (4,248)
             Other assets                                                                                  (1,193)       (543)
             Accounts payable                                                                               9,168      11,038
             Accrued expenses and other long-term liabilities                                              (2,963)     (5,455)
                                                                                                         --------    --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                                               14,179      18,254
                                                                                                         --------    --------

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                                (26,316)    (33,936)
       Proceeds from sales of property and equipment                                                        2,845       1,402
       Proceeds from sale of joint venture                                                                  1,150          --
                                                                                                         --------    --------
   NET CASH USED IN INVESTING ACTIVITIES                                                                  (22,321)    (32,534)
                                                                                                         --------    --------

   CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from borrowings                                                                            52,000      39,258
       Repayments of debt                                                                                 (40,341)    (23,931)
       Repayments of capital lease and finance obligations                                                   (823)       (810)
                                                                                                         --------    --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                              10,836      14,517
                                                                                                         --------    --------

   EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                     (2)         11
                                                                                                         --------    --------

   NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                2,692         248

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                          11,091      15,132
                                                                                                         --------    --------

   CASH AND CASH EQUIVALENTS, END OF PERIOD                                                              $ 13,783    $ 15,380
                                                                                                         --------    --------
                                                                                                         --------    --------

   SUPPLEMENTAL DISCLOSURES:
       Interest paid                                                                                     $ 15,810    $ 15,334
       Income taxes paid                                                                                        6         374
       Capital lease obligations incurred                                                                      --         608


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)

                                   (Unaudited)
                                 (In thousands)

                                          For the Three Months Ended   For the Six Months Ended
                                          --------------------------   ------------------------
                                             June 27,     June 28,        June 27,   June 28,
                                               1999         1998            1999       1998
                                             --------     --------        --------   --------

NET INCOME (LOSS)                            $ 3,266      $ 2,946        $(3,261)    $(1,027)

OTHER COMPREHENSIVE (LOSS)
INCOME, NET OF TAX:
    Currency translation effects                  (3)          (6)            (2)          6
                                             --------     --------        --------   --------
OTHER COMPREHENSIVE (LOSS)
INCOME
                                                  (3)          (6)            (2)          6
                                             --------     --------        --------   --------

COMPREHENSIVE INCOME (LOSS)                  $ 3,263      $ 2,940        $(3,263)    $(1,021)
                                             --------     --------        --------   --------
                                             --------     --------        --------   --------



























           The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
1.  BASIS OF PRESENTATION

         INTERIM FINANCIAL INFORMATION -

         The accompanying financial statements as of June 27, 1999 and for the second quarter and six months ended June 27, 1999 and June 28, 1998 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive income (loss) of Friendly Ice Cream Corporation ("FICC")and subsidiaries (unless the context indicates otherwise, collectively the "Company"). Such adjustments consist solely of normal recurring accruals. Operating results for the three and six month periods ended June 27, 1999 and June 28, 1998 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company's business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company's Consolidated Financial Statements, including the notes thereto, which are contained in the 1998 Annual Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements.

         INVENTORIES -

         Inventories are stated at the lower of first-in, first-out cost or market. Inventories as of June 27, 1999 and December 27, 1998 were as follows (in thousands):

                                                        June 27,  December 27,
                                                          1999       1998
                                                        --------  ------------

Raw materials                                           $ 1,638   $ 1,983
Goods in process                                            182       145
Finished goods                                           16,424    13,432
                                                        -------   -------
Total                                                   $18,244   $15,560
                                                        -------   -------
                                                        -------   -------


2.  EARNINGS PER SHARE

         Basic net income (loss) per share is calculated by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock equivalents which could dilute basic net income (loss) per share in the future, that were not included in the computation of diluted net income (loss) per share because to do so would have been antidilutive, was 7,655 and 9,729 for the six months ended June 27, 1999 and June 28, 1998, respectively.

      Presented below is the reconciliation between basic and diluted weighted average shares for the three months and six months ended June 27, 1999 and June 28, 1998 (in thousands).

                                        For The Three Months Ended
                                        --------------------------
                                     Basic                        Diluted
                                     -----                        -------
                          June 27, 1999  June 28,1998  June 27, 1999  June 28, 1998
                          -------------  ------------- -------------  -------------
Weighted average number
of common shares
outstanding during the
period                    7,493             7,450           7,493        7,450
Adjustments:
Assumed exercise of
stock options              --                --                14           36
                          -----             -----           -----        -----
Weighted average number
of shares outstanding     7,493             7,450           7,507        7,486
                          -----             -----           -----        -----
                          -----             -----           -----        -----





                                              For The Six Months Ended
                                              ------------------------
                                       Basic                             Diluted
                                       -----                             -------
                         June 27,1999       June 28, 1998     June 27, 1999  June 28,1998
                         -------------      -------------     -------------  ------------
Weighted average number
of common shares
outstanding during the
period                      7,488              7,447             7,488             7,447
Adjustments:
Assumed exercise of
stock options                  --                 --                --                --
                            -----              -----             -----             -----
Weighted average number
of shares outstanding       7,488              7,447             7,488             7,447
                            -----              -----             -----             -----
                            -----              -----             -----             -----

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3.  RESTAURANT PREOPENING COSTS

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets and is effective for fiscal years beginning after December 15, 1998. In accordance with this Statement, on December 28, 1998, the Company expensed previously deferred restaurant preopening costs of approximately $541,000. This transaction has been reflected as a cumulative effect of a change in accounting principle of $319,000, net of the income tax benefit of $222,000, in the accompanying condensed consolidated financial statements for the six months ended June 27, 1999.

4.  COMPREHENSIVE INCOME

         The following represents accumulated other comprehensive income (in thousands):


                                         June 27,           December 27,           June 28,
                                           1999                 1998                 1998
                                         --------           ------------           --------
Currency translation effects                $65                  $67                  $68
                                            ---                  ---                  ---
                                            ---                  ---                  ---



5.  SEGMENT REPORTING

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," during 1998. SFAS No. 131 established standards for reporting information about operating segments in annual and interim financial reports. It also established standards for related disclosures about products and services and geographic areas. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chairman and Chief Executive Officer of the Company. The Company's operating segments include restaurant, foodservice, franchise and international operations. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which generally are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the accompanying condensed consolidated financial statements. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment. These costs include general and administrative expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarters activities.

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K for the year ended December 27, 1998, except that the financial results for the foodservice operating segment, prior to intersegment eliminations, have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally reviews financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating segment income (loss) before income taxes and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

         EBITDA represents net income (loss) before (i) cumulative effect of change in accounting principle, net of income taxes, (ii) (provision for) benefit from income taxes, (iii) (recovery of write-down of) equity in net loss of joint venture, (iv) interest expense, net, (v) depreciation and amortization and (vi) non-cash write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries.

                                                              For The Three Months Ended                For The Six Months Ended
                                                             ----------------------------             ----------------------------
                                                             June 27,            June 28,             June 27,            June 28,
                                                              1999                1998                 1999                1998
                                                              ----                ----                 ----                ----
                                                                                        (in thousands)
Revenues:
     Restaurant                                              $160,886             $156,960            $291,114             $292,180
     Foodservice (retail and institutional)                    71,174               68,059             123,765              123,930
     Franchise                                                  1,402                  870               2,466                1,682
     International                                                 --                   66                  23                  264
                                                             --------             --------            --------             --------
       Total                                                 $233,462             $225,955            $417,368             $418,056
                                                             --------             --------            --------             --------
                                                             --------             --------            --------             --------


Intersegment revenues:
     Restaurant                                             $     --             $     --            $     --             $     --
     Foodservice (retail and institutional)                  (48,796)             (47,209)            (87,019)             (87,636)
     Franchise                                                    --                   --                  --                   --
     International                                                --                   --                  --                   --
                                                             --------             --------            --------             --------
       Total                                                $(48,796)            $(47,209)           $(87,019)            $(87,636)
                                                             --------             --------            --------             --------
                                                             --------             --------            --------             --------

External revenues:
     Restaurant                                              $160,886             $156,960            $291,114             $292,180
     Foodservice (retail and institutional)                    22,378               20,850              36,746               36,294
     Franchise                                                  1,402                  870               2,466                1,682
     International                                                 --                   66                  23                  264
                                                             --------             --------            --------             --------
       Total                                                 $184,666             $178,746            $330,349             $330,420
                                                             --------             --------            --------             --------
                                                             --------             --------            --------             --------

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

5. SEGMENT REPORTING (CONTINUED)

                                                               For The Three Months Ended                For The Six Months Ended
                                                               --------------------------              ----------------------------
                                                                June 27,         June 28,              June 27,            June 28,
                                                                  1999             1998                  1999                1998
                                                                --------         --------              --------            --------
                                                                                          (in thousands)
EBITDA:
     Restaurant                                                 $18,050           $21,314               $27,945             $34,262
     Foodservice (retail and institutional)                       9,629             5,872                12,368               9,443
     Franchise                                                      694               307                 1,266                 728
     International                                                    3              (183)                  (54)               (382)
     Corporate                                                   (5,341)           (5,892)              (12,250)            (12,561)
                                                                -------           -------              --------            --------
       Total                                                    $23,035           $21,418               $29,275             $31,490
                                                                -------           -------              --------            --------
                                                                -------           -------              --------            --------

Interest expense, net                                            $8,302            $7,986               $16,637             $15,869
                                                                -------           -------              --------            --------
                                                                -------           -------              --------            --------

(Recovery of write-down of) equity in net
loss of joint venture                                             $(646)             $354                 $(896)               $670
                                                                -------           -------              --------            --------
                                                                -------           -------              --------            --------

Income (loss) before (provision for) benefit
from income taxes and cumulative effect of
change in accounting principle:
     Restaurant                                                 $11,400           $14,651               $14,674             $21,287
     Foodservice (retail and institutional)                       7,894             5,123                 9,769               7,945
     Franchise                                                      511               161                   937                 436
     International                                                  649              (547)                  842              (1,072)
     Corporate                                                  (14,919)          (14,636)              (31,209)            (30,252)
                                                                -------           -------              --------            --------
       Total                                                     $5,535            $4,752               $(4,987)            $(1,656)
                                                                -------           -------              --------            --------
                                                                -------           -------              --------            --------

Depreciation and amortization:
     Restaurant                                                  $6,347            $6,595               $12,682             $12,807
     Foodservice (retail and institutional)                         935               749                 1,799               1,498
     Franchise                                                      176               146                   329                 292
     International                                                   --                10                    --                  20
     Corporate                                                    1,108               629                 1,985               1,468
                                                                -------           -------              --------            --------
       Total                                                     $8,566            $8,129               $16,795             $16,085
                                                                -------           -------              --------            --------
                                                                -------           -------              --------            --------

Identifiable assets:
     Restaurant                                                                                        $269,998            $264,355
     Foodservice (retail and institutional)                                                              40,815              48,011
     Franchise                                                                                           13,197              10,234
     International                                                                                          160               3,755
     Corporate                                                                                           62,226              64,933
                                                                                                       --------            --------
       Total                                                                                           $386,396            $391,288
                                                                                                       --------            --------
                                                                                                       --------            --------

Capital expenditures, including capitalized
leases:
     Restaurant                                                 $12,452           $15,788               $21,998             $29,081
     Foodservice (retail and institutional)                       1,932             3,341                 2,914               4,277
     Corporate                                                      583               349                 1,404               1,186
     International                                                   --                --                    --                  --
                                                                -------           -------              --------            --------
       Total                                                    $14,967           $19,478               $26,316             $34,544
                                                                -------           -------              --------            --------
                                                                -------           -------              --------            --------

6.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND FOR HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 would have been effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Under the provisions of SFAS No. 137, SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company's financial statements and has not determined the timing or method of the Company's adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income (loss).

7.  CLOSING OF INTERNATIONAL OPERATIONS

         Effective October 15, 1998, Friendly's International, Inc. ("FII"), a subsidiary of FICC, entered into an agreement that provided for the sale of the Company's 50% equity interest in its China joint venture to the joint venture partner and the settlement of FICC's advances to the joint venture for an aggregate of approximately $2.3 million in notes and $335,000 of equipment. On February 25, 1999, FII received an initial payment of approximately $1.1 million and arranged for the shipment of the equipment to the United States. At that time, the Company believed that collection of any additional funds after February 25, 1999 from the joint venture partner under the terms of the settlement agreement was not probable due to the financial condition of the joint venture partner and restrictions on the transfer of funds from China. Accordingly, the Company recorded a write-down of approximately $3.5 million as of December 27, 1998 to reduce the Company's remaining investment in and advances to the joint venture to the $1.1 million which was received in February 1999. On March 17, 1999, the Company received an additional $250,000 from the joint venture partner. Those additional proceeds were reflected as income in the first quarter ended March 28, 1999. During June 1999, the Company was notified by its joint venture partner that it would remit approximately $577,000 in cash and $69,000 in equipment to the Company. The Company recorded such amounts as income during the second quarter ended June 27, 1999. The Company does not anticipate any additional payments from the joint venture partner in the future. If any of the $0.3 million still due under the terms of the sale agreement are received by the Company, such amount will be recorded as income by the Company at such time.


8. RELOCATION OF MANUFACTURING AND DISTRIBUTION FACILITY

         On December 1, 1998, the Company announced a plan to relocate its manufacturing and distribution operations from Troy, Ohio to Wilbarhan, Massachusetts and York, Pennsylvania. The following table illustrates the remaining accrued costs and expenses associated with the closedown of the Troy, Ohio facility:

                                                                               Accrued as of                         Accrued as of
                                                                             December 27, 1998      Costs Paid       June 27, 1999
                                                                             -----------------      ----------       -------------

Severance pay                                                                    $536,000           $329,000           $207,000
Utility costs                                                                     140,000             67,000             73,000
Real estate taxes                                                                  87,000               -                87,000
Outside storage                                                                    80,000             22,000             58,000
Outplacement services                                                              50,000             50,000               -
Additional exit costs (plant maintenance, security and travel)                     52,000            102,600            (50,600)
                                                                                  --------           --------           ---------

                 Total                                                            $945,000           $570,600           $374,400
                                                                                  --------           --------           ---------
                                                                                  --------           --------           ---------


         The Company successfully closed its Troy, Ohio manufacturing and distribution facility in May 1999 and relocated the operations to Wilbraham, Massachusetts and York, Pennsylvania. The Company anticipates that the remaining accrual will be sufficient, in the aggregate, to cover the balance of the costs associated with this relocation.

         In addition, the Company recorded a non-cash write-down in the second quarter ended June 27, 1999 for $800,000 related to the Troy, Ohio facility to reflect the revised estimated net realizable value in conjunction with the anticipated sale of this facility. This amount is included in write-downs of property and equipment in the accompanying condensed consolidated statements of operations.

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         FICC's obligation related to the $200 million Senior Notes is guaranteed fully and unconditionally by one of FICC's wholly-owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc., Friendly Holding (UK) Limited, Friendly Ice Cream (UK) Limited and Restaurant Insurance Corporation (collectively, the "Non-guarantor Subsidiaries"). Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of June 27, 1999 and June 28, 1998, and for the periods ended June 27, 1999 and June 28, 1998, are not presented because management has determined that such information is not material to investors.

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 27, 1999
                                   (Unaudited)
                                 (In thousands)

                                                           Parent       Guarantor    Non-guarantor
                                                           Company      Subsidiary    Subsidiaries    Eliminations    Consolidated
                                                          ---------    -----------   -------------    ------------    ------------

                  Assets
Current assets:
    Cash and cash equivalents                             $  11,694    $    32          $ 2,057         $       --    $ 13,783
    Restricted cash                                              --         --            2,396                 --       2,396
    Accounts receivable                                       7,349        239               19                 --       7,607
    Inventories                                              18,149         --               95                 --      18,244
    Deferred income taxes                                     6,783         --              278                 --       7,061
    Prepaid expenses and other current
    assets                                                    9,349         --            5,329             (9,159)      5,519
                                                          ---------    ---------        ---------          ---------  ---------
Total current assets                                         53,324        271           10,174             (9,159)     54,610

Deferred income taxes                                            --        503            1,024             (1,527)         --
Property and equipment, net                                 306,219         --               --                 --     306,219
Intangibles and deferred costs, net                          24,085         --               --                 --      24,085
Investments in subsidiaries                                   1,572         --               --             (1,572)         --
Other assets                                                    567      2,973            5,729             (7,787)      1,482
                                                          ---------    ---------        ---------          ---------  ---------

Total assets                                              $ 385,767    $ 3,747          $16,927          $ (20,045)   $386,396
                                                          ---------    ---------        ---------          ---------  ---------
                                                          ---------    ---------        ---------          ---------  ---------

      Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Current maturities of long-term
    obligations                                           $  13,434   $     --          $    --          $  (4,500)   $  8,934
    Accounts payable                                         35,628         --               --                 --      35,628
    Accrued expenses                                         38,975        603            9,000             (4,659)     43,919
                                                          ---------    ---------        ---------          ---------  ---------
Total current liabilities                                    88,037        603            9,000             (9,159)     88,481

Deferred income taxes                                        36,448         --               --             (1,527)     34,921
Long-term obligations, less current
maturities                                                  333,222         --               --             (4,814)    328,408
Other long-term liabilities                                  21,587      1,783            7,716             (2,973)     28,113
Stockholders' equity (deficit)                              (93,527)     1,361              211             (1,572)    (93,527)
                                                          ---------    ---------        ---------          ---------   --------
Total liabilities and stockholders'
equity (deficit)                                          $ 385,767   $  3,747          $16,927          $ (20,045)   $386,396
                                                          ---------    ---------        ---------          ---------   --------
                                                          ---------    ---------        ---------          ---------   --------

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 27, 1999
                                   (Unaudited)
                                 (In thousands)


                                                             Parent     Guarantor    Non-guarantor
                                                            Company     Subsidiary   Subsidiaries   Eliminations Consolidated
                                                           ---------    ---------    -------------- ------------ ------------

Revenues                                                   $ 183,902    $   765    $      (1)     $    --      $ 184,666
Costs and expenses:
    Cost of sales                                             50,265         --           --           --         50,265
    Labor and benefits                                        58,959         --           --           --         58,959
    Operating  expenses and  write-downs  of
    property and equipment                                    43,647         --          (46)          --         43,601
    General and administrative expenses                       10,197        430          (61)          --         10,566
    Stock compensation expense                                   175         --           --           --            175
    Depreciation and amortization                              8,566         --           --           --          8,566
Gain on sales of restaurant operations                          (657)        --           --           --           (657)
Interest expense (income)                                      8,485         --         (183)          --          8,302
Recovery of write-down of joint venture                         (646)        --           --                        (646)
                                                           ---------    ---------    ---------    ---------    ---------


Income before provision for income taxes
and equity in net income of consolidated
subsidiaries                                                   4,911        335          289           --          5,535

Provision for income taxes                                    (2,052)      (137)         (80)          --         (2,269)
                                                           ---------    ---------    ---------    ---------    ---------

Income before equity in net income of
consolidated subsidiaries                                      2,859        198          209           --          3,266

Equity in net income of consolidated
subsidiaries                                                     407         --           --         (407)            --
                                                           ---------    ---------    ---------    ---------    ---------

Net income                                                 $   3,266    $   198    $     209    $    (407)   $     3,266
                                                           ---------    ---------    ---------    ---------    ---------
                                                           ---------    ---------    ---------    ---------    ---------

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 27, 1999
                                   (Unaudited)
                                 (In thousands)

                                               Parent          Guarantor       Non-guarantor
                                               Company         Subsidiary      Subsidiaries       Eliminations       Consolidated
                                               -------         ----------      ------------       ------------       ------------

Revenues                                    $ 329,066          $   1,260       $      23          $      --          $ 330,349
Costs and expenses:
    Cost of sales                              94,436                 --              17                 --             94,453
    Labor and benefits                        109,323                 --              --                 --            109,323
    Operating expenses and write-downs of
    property and equipment                     77,373                 --            (102)                --             77,271
    General and administrative expenses        21,534                856             (61)                --             22,329
    Stock compensation expense                    337                 --              --                 --                337
    Depreciation and amortization              16,795                 --              --                 --             16,795
Gain on sales of restaurant operations           (913)                --              --                 --               (913)
Interest expense (income)                      17,000                 --            (363)                --             16,637
Recovery of write-down of joint venture          (896)                --              --                 --               (896)
                                            ---------          ---------       ---------          ---------          ---------

(Loss) income before benefit from
(provision for) income taxes,
cumulative effect of change in
accounting principle and equity in net
income of consolidated subsidiaries            (5,923)               404             532                 --             (4,987)

Benefit from (provision for) income taxes       2,372               (165)           (162)                --              2,045
                                            ---------          ---------       ---------          ---------          ---------

(Loss) income before cumulative effect
of change in accounting principle and
equity in net income of consolidated
subsidiaries                                   (3,551)               239             370                 --             (2,942)

Cumulative effect of change in accounting
principle                                        (319)                --              --                 --               (319)
                                            ---------          ---------       ---------          ---------          ---------

(Loss) income before equity in net income
of consolidated subsidiaries                   (3,870)               239             370                 --             (3,261)

Equity in net income of consolidated
subsidiaries                                      609                 --              --               (609)                --
                                            ---------          ---------       ---------          ---------          ---------

Net (loss) income                           $  (3,261)         $     239       $     370          $    (609)         $  (3,261)
                                            ---------          ---------       ---------          ---------          ---------
                                            ---------          ---------       ---------          ---------          ---------

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 27, 1999
                                   (Unaudited)
                                 (In thousands)


                                                           Parent     Guarantor   Non-guarantor
                                                           Company    Subsidiary  Subsidiaries  Eliminations  Consolidated
                                                          --------    ----------  ------------- ------------  ------------
Net cash provided by (used in)
operating activities                                      $ 13,999    $    (21)   $    201      $     --      $ 14,179
                                                          --------    --------    --------      --------      --------

Cash flows from investing activities:
     Purchases of property and equipment                   (26,316)         --          --            --       (26,316)
     Proceeds from sales of property and
     equipment                                               2,845          --          --            --         2,845
     Return of advances from joint venture                   1,150          --          --            --         1,150
                                                          --------    --------    --------      --------      --------
Net cash used in investing activities                      (22,321)         --          --            --       (22,321)
                                                          --------    --------    --------      --------      --------

Cash flows from financing activities:
   Proceeds from borrowings                                 52,000          --          --            --        52,000
   Repayments of obligations                               (41,164)         --          --            --       (41,164)
                                                          --------    --------    --------      --------      --------
Net cash provided by financing activities                   10,836          --          --            --        10,836
                                                          --------    --------    --------      --------      --------

Effect of exchange rate changes on cash                         --          --          (2)           --            (2)
                                                          --------    --------    --------      --------      --------

Net increase  (decrease)  in cash and cash
equivalents                                                  2,514         (21)        199            --         2,692

Cash and cash  equivalents,  beginning  of
period                                                       9,180          53       1,858            --        11,091
                                                          --------    --------    --------      --------      --------

Cash and cash equivalents, end of period                  $ 11,694    $     32    $  2,057      $     --      $ 13,783
                                                          --------    --------    --------      --------      --------
                                                          --------    --------    --------      --------      --------

Supplemental disclosures:
   Interest paid (received)                               $ 15,990    $     --    $   (180)     $     --      $ 15,810
   Income taxes paid (received)                                 91         212        (297)           --             6

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 27, 1998
                                 (In thousands)

                                                            Parent     Guarantor    Non-guarantor
                                                           Company     Subsidiary   Subsidiaries    Eliminations Consolidated
                                                          --------     ----------   -------------   ------------ ------------
                  Assets

Current assets:
    Cash and cash equivalents                             $   9,180    $      53   $   1,858        $      --    $  11,091
    Restricted cash                                              --           --       2,211               --        2,211
    Accounts receivable                                       5,370          175          21               --        5,566
    Inventories                                              15,445           --         115               --       15,560
    Deferred income taxes                                     6,783           --         278               --        7,061
    Prepaid expenses and other current
    assets                                                    8,657        2,434       7,461          (11,974)       6,578
                                                          ---------    ---------   ---------        ---------    ---------
Total current assets                                         45,435        2,662      11,944          (11,974)      48,067

Deferred income taxes                                            --          503       1,024           (1,527)          --
Property and equipment, net                                 300,159           --          --               --      300,159
Intangibles and deferred costs, net                          25,178           --          --               --       25,178
Investments in subsidiaries                                     965           --          --             (965)          --
Other assets                                                    222           --       5,736           (4,814)       1,144
                                                          ---------    ---------   ---------        ---------    ---------

Total assets                                              $ 371,959    $   3,165   $  18,704        $ (19,280)   $ 374,548
                                                          ---------    ---------   ---------        ---------    ---------
                                                          ---------    ---------   ---------        ---------    ---------

      Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Current maturities of long-term
    obligations                                           $  10,200    $      --   $      --        $  (4,500)   $   5,700
    Accounts payable                                         26,460           --          --               --       26,460
    Accrued expenses                                         42,035          574      11,429           (7,474)      46,564
                                                          ---------    ---------   ---------        ---------    ---------
Total current liabilities                                    78,695          574      11,429          (11,974)      78,724

Deferred income taxes                                        38,715           --          --           (1,527)      37,188
Long-term obligations, less current
maturities                                                  325,620           --          --           (4,814)     320,806
Other long-term liabilities                                  19,530        1,469       7,432               --       28,431
Stockholders' equity (deficit)                              (90,601)       1,122        (157)            (965)     (90,601)
                                                          ---------    ---------   ---------        ---------    ---------
Total liabilities and stockholders' equity
(deficit)                                                 $ 371,959    $   3,165   $  18,704        $ (19,280)   $ 374,548
                                                          ---------    ---------   ---------        ---------    ---------
                                                          ---------    ---------   ---------        ---------    ---------

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 28, 1998
                                   (Unaudited)
                                 (In thousands)


                                                            Parent     Guarantor    Non-guarantor
                                                            Company    Subsidiary   Subsidiaries     Eliminations Consolidated
                                                          ---------    ----------   -------------    ------------ ------------

Revenues                                                  $ 178,318    $     363    $      65        $      --    $ 178,746
Costs and expenses:
    Cost of sales                                            52,702           --           63               --       52,765
    Labor and benefits                                       53,635           --           --               --       53,635
    Operating expenses and write-downs of
    property and equipment                                   40,386           --          (20)              --       40,366
    General and administrative expenses                      10,244          304           82               --       10,630
    Stock compensation expense                                  129           --           --               --          129
    Depreciation and amortization                             8,119           --           10               --        8,129
    Interest expense (income)                                 8,219           --         (233)              --        7,986
    Equity in net loss of joint venture                        --             --          354               --          354
                                                          ---------    ---------    ---------        ---------    ---------

Income (loss) before (provision for)
benefit from income taxes and equity in
net loss of consolidated subsidiaries                         4,884           59         (191)              --        4,752

(Provision for) benefit from income taxes                    (1,831)         (22)          47               --       (1,806)
                                                          ---------    ---------    ---------        ---------    ---------

Income (loss) before equity in net loss
of consolidated subsidiaries                                  3,053           37         (144)              --        2,946

Equity in net loss of consolidated
subsidiaries                                                   (107)          --           --              107           --
                                                          ---------    ---------    ---------        ---------    ---------

Net income (loss)                                         $   2,946    $      37    $    (144)       $     107    $   2,946
                                                          ---------    ---------    ---------        ---------    ---------
                                                          ---------    ---------    ---------        ---------    ---------

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 28, 1998
                                   (Unaudited)
                                 (In thousands)


                                                Parent      Guarantor       Non-guarantor
                                                Company     Subsidiary      Subsidiaries     Eliminations      Consolidated
                                                -------     ----------      ------------     ------------      ------------

Revenues                                    $ 329,490      $     666        $     264          $      --         $ 330,420

Costs and expenses:
    Cost of sales                              98,767             --              239                 --            99,006
    Labor and benefits                        103,887             --               --                 --           103,887
    Operating expenses and write-downs of
    property and equipment                     74,184             --              (29)                --            74,155
    General and administrative expenses        21,266            604              180                 --            22,050
    Stock compensation expense                    354             --               --                 --               354
    Depreciation and amortization              16,065             --               20                 --            16,085
    Interest expense (income)                  16,337             --             (468)                --            15,869
    Equity in net loss of joint venture          --               --              670                 --               670
                                            ---------      ---------        ---------          ---------         ---------

(Loss) income before benefit from
(provision for) income taxes and equity
in net loss of consolidated subsidiaries       (1,370)            62             (348)                --            (1,656)

Benefit from (provision for) income taxes         552            (23)             100                 --               629
                                            ---------      ---------        ---------          ---------         ---------

(Loss) income before equity in net loss
of consolidated subsidiaries                     (818)            39             (248)                --            (1,027)

Equity in net loss of consolidated
subsidiaries                                     (209)            --               --                209                --
                                            ---------      ---------        ---------          ---------         ---------

Net (loss) income                           $  (1,027)     $      39        $    (248)         $     209         $  (1,027)
                                            ---------      ---------        ---------          ---------         ---------
                                            ---------      ---------        ---------          ---------         ---------

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

         SAFE HARBOR STATEMENT

         Statements contained herein that are not historical facts, constitute "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties which could cause results to differ materially from those anticipated. These factors include the Company's highly competitive business environment, exposure to commodity prices, risks associated with the foodservice industry, the ability to retain and attract new employees, government regulations, the Company's high geographic concentration in the Northeast and its attendant weather patterns, conditions needed to meet re-imaging and new opening and franchising targets and costs associated with improved service and other initiatives.

         OVERVIEW

         As of June 27, 1999, the Company owns and operates 630 restaurants, franchises 53 restaurants and 10 cafes and distributes a full line of frozen dessert products. These products are distributed to Friendly's restaurants and through more than 5,000 supermarkets and other retail locations in 16 states. The restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

         RESULTS OF OPERATIONS

         The operating results of the Company expressed as a percentage of total revenues are set forth below:

                                   (Unaudited)

                                                              For The Three Months Ended       For The Six Months Ended
                                                              --------------------------      -------------------------
                                                               June 27,        June 28,       June 27,        June 28,
                                                                 1999            1998           1999            1998
                                                                 ----            ----           ----            ----

Revenues:
    Restaurant                                                    87.1%          87.8%         88.1%            88.4%
    Foodservice (retail and institutional)                        12.1           11.7          11.1             11.0
    Franchise                                                      0.8            0.5           0.8              0.5
    International                                                  0.0            0.0           0.0              0.1
                                                                 -------       -------        -------          -------
Total revenues                                                   100.0          100.0         100.0            100.0
                                                                 -------       -------        -------          -------

Costs and expenses:
    Cost of sales                                                 27.2           29.5          28.6             30.0
    Labor and benefits                                            31.9           30.0          33.1             31.4
    Operating expenses                                            23.0           22.5          22.9             22.4
    General and administrative expenses                            5.7            6.0           6.8              6.7
    Stock compensation expense                                     0.1            0.1           0.1              0.1
    Write-downs of property and equipment                          0.6             --           0.4               --
    Depreciation and amortization                                  4.7            4.6           5.1              4.9
Gain on sales of restaurant operations                            (0.3)            --          (0.3)              --
                                                                 -------       -------        -------          -------

Operating income                                                   7.1            7.3           3.3              4.5

Interest expense, net                                              4.5            4.5           5.0              4.8
(Recovery of write-down of) equity in net loss of joint
venture                                                           (0.4)           0.2          (0.2)             0.2
                                                                 -------       -------        -------          -------
Income (loss) before (provision for) benefit from income
taxes and cumulative effect of change in accounting
principle                                                          3.0            2.6          (1.5)            (0.5)
(Provision for) benefit from income taxes                         (1.2)          (1.0)          0.6              0.2
                                                                 -------       -------        -------          -------
Income (loss) before cumulative effect of change in
accounting principle                                               1.8            1.6          (0.9)            (0.3)
                                                                 -------       -------        -------          -------
Cumulative effect of change in accounting principle, net
of income tax benefit                                               --             --          (0.1)              --
                                                                 -------       -------        -------          -------
Net income (loss)                                                  1.8%           1.6%         (1.0)%           (0.3)%
                                                                 -------       -------        -------          -------
                                                                 -------       -------        -------          -------

      REVENUES:

      Total revenues increased $6.0 million, or 3.4%, to $184.7 million for the second quarter ended June 27, 1999 from $178.7 million for the same quarter in 1998. Restaurant revenues increased $3.9 million, or 2.5%, to $160.9 million for the second quarter of 1999 from $157.0 million for the same quarter in 1998. Comparable restaurant revenues increased 2.8%. The increase in restaurant revenue was impacted by the increased sales performance of the Company's 251 reimaged restaurants of $3.9 million. In addition, the opening of ten new restaurants since the end of the second quarter ended June 28, 1998 contributed a $3.2 million sales increase. Offsetting these increases was the decrease in sales of $2.0 million as a result of the closing of 27 underperforming restaurants since the end of the second quarter ended June 28, 1998. Sales for the three months ended June 27, 1999 were also negatively impacted by $1.2 million as a result of the sale of five restaurants to franchisees since June 28, 1998. Foodservice (retail and institutional) and other revenues increased by $1.4 million, or 6.7%, to $22.3 million for the second quarter of 1999 from $20.9 million for the same quarter in 1998. The increase was primarily due to the increase in the number of franchised locations. Franchise revenue increased $0.5 million, or 56%, to $1.4 million for the three months ended June 27, 1999 compared to $0.9 million for the three months ended June 28, 1998. The increase is primarily the result of the fact that there are 63 franchise units open at the end of the second quarter ended June 27, 1999 compared to 39 franchise units open at the end of the second quarter ended June 28, 1998.

      Total revenues decreased $0.1 million, or 0.03%, to $330.3 million for the six months ended June 27, 1999 from $330.4 million for the same period in 1998. Restaurant revenues decreased $1.1 million, or 0.4%, to $291.1 million for the six months ended June 27, 1999 from $292.2 million for the same period in 1998. Comparable restaurant revenues decreased 0.2%. The decrease in restaurant revenues was primarily impacted by a decrease in sales of $3.4 million due to the closing of 27 under-performing restaurants since the end of the second quarter ended June 28, 1998. Sales for the six months ended June 27, 1999 were also negatively impacted by $2.0 million as a result of the sale of five restaurants to franchisees since June 28, 1998. In addition, sales decreased $4.1 million at restaurants which have not yet been reimaged. Sales were favorably impacted by $4.1 million due to the increased sales performance of the Company's 251 reimaged restaurants. The opening of ten new restaurants increased sales by $4.6 million. Foodservice (retail and institutional) and other revenues increased by $0.2 million, or 0.5%, to $36.8 million for the six months ended June 27, 1999 from $36.6 million for the six months ended June 28, 1998. The increase was primarily due to an increase in the number of franchised restaurants. Franchise revenue was $2.5 million for the six months ended June 27, 1999 compared to $1.7 million for the six months ended June 28, 1998. The increase was primarily the result of the increase in franchise units from 39 units at June 28, 1998 to 63 franchised units at June 27, 1999.

      COST OF SALES:

      Cost of sales decreased $2.6 million, or 4.9%, to $50.2 million for the second quarter ended June 27, 1999 from $52.8 million for the same quarter in 1998. Cost of sales as a percentage of total revenues decreased to 27.2% for the second quarter of 1999 from 29.5% for the same quarter in 1998. The lower food cost as a percentage of total revenues was primarily due to the decrease in cream costs compared to the prior year. The Company experienced an 18% decrease in the cost of cream, the principal ingredient in ice cream, for the second quarter ended June 27, 1999 when compared to the same quarter ended June 28, 1998.

      Cost of sales decreased $4.6 million, or 4.6%, to $94.4 million for the six months ended June 27, 1999 from $99.0 million for the same period in 1998. Cost of sales as a percentage of total revenues decreased to 28.6% for the six months in 1999 from 30.0% for the same period in 1998. The Company experienced a 4.7% decrease in the cost of cream, the principal ingredient in ice cream, for the six months ended June 27, 1999 when compared to the same period ended
June 28, 1998.

      LABOR AND BENEFITS:

      Labor and benefits increased $5.4 million, or 10.1%, to $59.0 million for the second quarter ended June 27, 1999 from $53.6 million for the same quarter in 1998. Labor and benefits as a percentage of total revenues increased to 31.9% for the second quarter of 1999 from 30.0% for the same quarter in 1998. The higher labor cost as a percentage of total revenues is primarily the result of the Company's emphasis on improving guest service by increasing staffing levels at the restaurants, the impact of low unemployment rates and training related to the Company's soft serve ice cream rollout. In addition, the 1999 average hourly rate increased compared to 1998 due to increased staffing at the carryout windows as part of the soft serve product introduction.

      Labor and benefits increased $5.4 million, or 5.2%, to $109.3 million for the six months ended June 27, 1999 from $103.9 million for the same period in 1998. Labor and benefits as a percentage of total revenues increased to 33.1% for the six months of 1999 from 31.4% for the same period in 1998. The higher labor cost as a percentage of total revenues is primarily the result of the Company's emphasis on improving guest service by increasing staffing levels at the restaurants, the impact of low unemployment rates and training related to the Company's soft serve ice cream rollout. In addition, the 1999 average hourly rate increased compared to 1998 due to increased staffing at the carryout windows as part of the soft serve product introduction.

      OPERATING EXPENSES:

      Operating expenses increased $2.2 million, or 5.5%, to $42.5 million for the second quarter ended June 27, 1999 from $40.3 million for the same quarter in 1998. This increase was primarily due to an increase in supplies expense related to the rollout of the Company's new softserve product, an increase in advertising and promotion expenses associated with the rollout of the Company's new soft serve product and increased maintenance expenses associated with improving restaurant standards. Operating expenses as a percentage of total revenues were 23.0% and 22.5% for the second quarters ended June 27, 1999 and June 28, 1998, respectively.

      Operating expenses increased $1.9 million, or 2.6%, to $75.9 million for the six months ended June 27, 1999 from $74.0 million for the same period in 1998. This increase was primarily due to an increase in supplies expense related to the rollout of the Company's new soft serve product, an increase in advertising and promotion expenses associated with the rollout of the Company's new soft serve product and increased maintenance expenses associated with improving restaurant standards. Operating expenses as a percentage of total revenues were 22.9% and 22.4% for the six months ended June 27, 1999 and June 28, 1998, respectively.

      GENERAL AND ADMINISTRATIVE EXPENSES:

      General and administrative expenses were $10.6 million for the second quarters ended June 27, 1999 and June 28, 1998. General and administrative expenses as a percentage of total revenues decreased to 5.7% in the second quarter of 1999 from 6.0% for the same period in 1998. The decrease in general and administrative expenses as a percentage of revenue was primarily due to the increase in total revenues of 3.4%.

      General and administrative expenses were $22.3 million and $22.1 million for the six months ended June 27, 1999 and June 28, 1998, respectively. General and administrative expenses as a percentage of total revenues increased to 6.8% in the six months ended June 27, 1999 from 6.7% for the same period in 1998. The increase in general and administrative expenses is primarily attributable to the costs associated with new restaurant programs instituted to improve guest service at the restaurants.

      EBITDA:

      As a result of the above, EBITDA (EBITDA represents net income (loss) before (i) cumulative effect of change in accounting principle, net of income taxes, (ii) (provision for) benefit from income taxes, (iii) (recovery of write-down of) equity in net loss of joint venture, (iv) interest expense, net, (v) depreciation and amortization and (vi) non-cash write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries) increased $1.6 million, or 7.5%, to $23.0 million for the second quarter ended June 27, 1999 from $21.4 million for the same quarter in 1998. EBITDA as a percentage of total revenues was 12.5% and 12.0% for the second quarters of 1999 and 1998, respectively.

      EBITDA decreased $2.2 million, or 7.0%, to $29.3 million for the six months ended June 27, 1999 from $31.5 million for the same period in 1998. EBITDA as a percentage of total revenues was 8.9% and 9.5% for the six months ended June 27, 1999 and June 28, 1998, respectively.

      STOCK COMPENSATION EXPENSE:

      Stock compensation expense represents stock compensation arising out of the vesting of certain shares of restricted stock previously issued to management. Stock compensation expense was $0.2 million and $0.1 million for the second quarters ended June 27, 1999 and June 28, 1998, respectively. Stock compensation expense was $0.3 million and $0.4 million for the six months ended June 27, 1999 and June 28, 1998, respectively.

      NON-CASH WRITE-DOWNS OF PROPERTY AND EQUIPMENT:

      Non-cash write-downs of property and equipment were $1.1 million and $0.1 million for the second quarters ended June 27, 1999 and June 28, 1998, respectively. Non-cash write-downs on property and equipment were $1.4 million and $0.2 million for the six months ended June 27, 1999 and June 28, 1998, respectively. The increase in non-cash write-downs is primarily the result of the non-cash write-down of $0.8 million for the Troy, Ohio manufacturing facility to estimated net realizable value in conjunction with the anticipated sale of this property.

      DEPRECIATION AND AMORTIZATION:

      Depreciation and amortization increased $0.5 million, or 6.2%, to $8.6 million for the second quarter ended June 27, 1999 from $8.1 million for the same quarter in 1998. Depreciation and amortization as a percentage of total revenues increased to 4.7% for the second quarter of 1999 from 4.6% for the same quarter in 1998. The increase was primarily due to the Company's restaurant reimaging projects and new restaurants.

      Depreciation and amortization increased $0.7 million, or 4.3%, to $16.8 million for the six months ended June 27, 1999 from $16.1 million for the same period in 1998. Depreciation and amortization as a percentage of total revenues increased to 5.1% for the six months ended June 27, 1999 from 4.9% for the same period in 1998. The increase was primarily due to the Company's restaurant reimaging projects and new restaurants.

GAIN ON SALES OF RESTAURANT OPERATIONS:

      Gain on sales of restaurant operations for the second quarter ended
June 27, 1999 represented the income related to the sale of the equipment and operating rights for one existing restaurant sold to a franchisee. The gain on sales of restaurant operations for the six months ended June 27, 1999 represented the income related to the sale of the equipment and operating rights for three existing restaurants to franchisees.

INTEREST EXPENSE, NET:

      Interest expense, net of capitalized interest and interest income, increased by $0.3 million, or 3.8%, to $8.3 million for the second quarter ended June 27, 1999 from $8.0 million for the same quarter in 1998. The increase in interest expense, net was primarily due to the increase in the average outstanding balance on the revolving credit facility during the second quarter ended June 27, 1999 compared to the second quarter ended June 28, 1998 along with the increase in interest rates associated with the credit agreement that was amended effective December 27, 1998.

      Interest expense, net of capitalized interest and interest income, increased by $0.7 million, or 4.4%, to $16.6 million for the six months ended June 27, 1999 from $15.9 million for the same period in 1998. The increase in interest expense, net was primarily due to the increase in the average outstanding balance on the revolving credit facility during the six months ended June 27, 1999 compared to the six months ended June 28, 1998 along with the increase in the interest rates associated with the credit agreement that was amended effective December 27, 1998.

      (RECOVERY OF WRITE-DOWN OF) EQUITY IN NET LOSS OF JOINT VENTURE:

      During the fourth quarter ended December 27, 1998, the Company sold its 50% interest in its China joint venture and recorded a write-down of $3.5 million to eliminate the Company's remaining investment in and advances to the joint venture. On March 17, 1999 the Company received an additional $250,000 from the joint venture partner. These additional proceeds were reflected as income in the first quarter ended March 28, 1999. During June 1999, the Company was notified by its joint venture partner that it would remit approximately $577,000 in cash and $69,000 in equipment to the Company. The Company recorded such amount as income during the second quarter ended June 27, 1999. The Company does not anticipate any additional payments from the joint venture partner in the future. If any of the $0.3 million still due under the terms of the sale are received by the Company, such amount will be recorded as income by the Company at such time.

      (PROVISION FOR) BENEFIT FROM INCOME TAXES:

      The provision for income taxes was $2.3 million, or 41%, and $1.8 million, or 38%, for the second quarters ended June 27, 1999 and June 28, 1998, respectively. The benefit from income taxes was $2.0 million, or 41%, and $0.6 million, or 38%, for the six months ended June 27, 1999 and June 28, 1998, respectively. The Company records income taxes based on the effective rate expected for the year.

      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET:

      In accordance with Statement of Position No. 98-5, the Company recognized $0.3 million of expense, net of income tax benefit, in the six months ended June 27, 1999 related to previously deferred restaurant preopening costs.

      NET INCOME (LOSS):

      Net income was $3.3 million and $2.9 million for the second quarters ended June 27, 1999 and June 28, 1998, respectively. Net loss was $3.3 million and $1.0 million for the six months ended June 27, 1999 and June 28, 1998, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $14.2 million in the six months ended June 27, 1999 compared to $18.3 million in the same period of 1998. During the six months ended June 27, 1999, accounts receivable increased approximately $2.0 million primarily due to increased Foodservice promotional activity. Inventories increased $2.7 million as a result of increased restaurant promotional activity, including prepack and soft serve ice cream products, and anticipated increased retail sales. Other assets increased $1.2 million primarily due to $0.3 million of new uniforms associated with the rollout of our new soft serve product along with new uniforms for our reimaged locations, $2.2 million of prepaid rental payments, offset by $1.8 million related to the amortization of insurance premium expense. Accounts payable increased approximately $9.2 million for the six months ended June 27, 1999 primarily related to the timing of payments and the additional volume associated with the summer months. Accrued expenses decreased $3.0 million from December 27, 1998 to June 27, 1999 primarily due to payments made on accruals for restaurant construction and maintenance, relocation, an amendment fee associated with the Company's credit facility, point of sale equipment and costs associated with the closing of the midwest manufacturing facility. The decrease was also impacted by the recognition of premium income of $1.8 million, which had been deferred as of December 27, 1998. Offsetting the decreases was the increase of $2.8 million of accrued payroll and benefits due to the increased staffing levels at the restaurants during the summer months. Available borrowings under the revolving credit facility were $17.0 million as of June 27, 1999.

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

         Net cash used in investing activities was $22.3 million in the six months ended June 27, 1999 and $32.5 million in the same period of 1998. Capital expenditures for restaurant operations were approximately $12.5 million and $15.2 million for the three months ended June 27, 1999 and June 28, 1998, respectively. Capital expenditures for restaurant operations were approximately $22.0 million and $28.4 million for the six months of ended
June 27, 1999 and June 28, 1998, respectively. The decrease in capital expenditures was primarily due to the reimaging of 66 restaurants and increasing the seating capacity in two restaurants during the six months ended June 27, 1999 compared to 137 reimaged restaurants for the six months ended June 28, 1998. Proceeds from the sale of property and equipment were $2.8 million and $1.4 million in the six months ended June 27, 1999 and June 28, 1998, respectively.

         Net cash provided by financing activities was $10.8 million in the six months ended June 27, 1999 and $14.5 million for the six months ended June 28, 1998.

         The Company had a working capital deficit of $33.9 million as of June 27, 1999. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

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

         The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities, to continue to renovate and re-image existing restaurants, to convert restaurants and to construct new restaurants. Capital expenditures for 1999 are anticipated to be $43.0 million in the aggregate, of which $35.0 million will be spent on restaurant operations. The Company's actual 1999 capital expenditures may vary from these estimated amounts.

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

         The Company has developed a comprehensive plan to address the Year 2000 Issue. The plan addresses three main phases: (a) information systems;
(b) embedded chips; and (c) supply chain readiness (including customers as well as inventory and non-inventory suppliers). To oversee the process, the Company has established a Steering Committee comprised of executives and chaired by the Company's Senior Executive Vice President, Chief Financial Officer and Treasurer. The Committee reports regularly to the Board of Directors and the Audit Committee. The Company retained the services of a third party consultant with Year 2000 expertise to evaluate the Company's Year 2000 plan and make recommendations. As of June 27, 1999, the Company is vigorously remediating software and hardware deficiencies caused by the Year 2000 Issue and is at various stages of completion. Remediation of the Company's major business systems is complete, including financial reporting, asset management, accounts payable and manufacturing, purchasing and distribution systems. Most recently, the major component of the human resources & payroll processing systems were converted on schedule. The Company anticipates that its remaining targets are attainable. The Company has begun integrated system testing with the manufacturing, purchasing and distribution systems with the remaining effort to occur toward the end of the third quarter ending September 26, 1999. The Company continues to believe that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications or conversions are not made, or are not completed timely on the remaining critical business systems, the Year 2000 Issue could have a material impact on the operations of the Company. Based on the work completed to date, the Company continues to anticipate that remediation will be substantially completed prior to December 1999.

         Certification of restaurant systems was completed by the end of the second quarter ended June 27, 1999. Retrofitting of restaurant technology hardware was also complete by the end of the second quarter. Revised point-of-sale software is currently installed at all restaurants and the Company continues to monitor its operation during the normal course of business operations. Other key restaurant software has also been certified. However, further testing of all applications will continue throughout the year.

         Embedded chip technology poses the most difficult challenge. The Company's focus has been directed at the manufacturing and distribution operations. As of June 27, 1999, all critical manufacturing functions have been evaluated and questionable equipment hardware is continually remediated in order to be compliant. The issues that currently remain open are non-critical in nature and should not impair the Company's ability to conduct business. The Company continues to monitor its communications environment both internally and externally and will react as developments occur.

         The Company continues to take vigorous steps to monitor Year 2000 supply chain readiness by evaluating written assurances from over 325 business-critical suppliers. As of June 27,1999, the Company is aggressively evaluating a small number of suppliers that the Company believes may not be compliant by December 1999. The Company also continues to identify alternate sources wherever appropriate.

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

         Of the total estimated project cost of $6.8 million, approximately $5.5 million is attributable to the purchase of new software and hardware, which will be capitalized. The remaining $1.3 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $5.5 million ($0.9 million expensed and $4.6 million capitalized for new systems) related to system improvements and the Year 2000 project.

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

         GEOGRAPHIC CONCENTRATION

         Approximately 88% of the Company-owned restaurants are located, and substantially all of its retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to this geographic region may adversely affect the Company more than certain of its competitors which are more geographically diverse.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Company's market risk exposure since the filing of the Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   An annual meeting of Company's shareholders was held on April 20, 1999.

(b)   Not applicable.

(c) The election of two nominees for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval is as follows:

      Nominee                  Affirmative Votes                  Votes Withheld
      -------                  -----------------                  --------------
Steven L. Ezzes                      6,203,942                          92,442
Charles A. Ledsinger, Jr.            6,201,842                          94,542

     The results of the voting to ratify the appointment of Arthur Andersen LLP to audit the accounts of the Company and its subsidiaries for 1999 are as follows:

          For                         Against                          Abstain
          ---                         -------                          -------
       6,256,856                       35,796                           3,732

     There were no matters voted upon at the Company's annual meeting to which broker non-votes applied.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1  Financial Data Schedule

(b) No report on Form 8-K was filed during the three months and six months ended June 27, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FRIENDLY ICE CREAM CORPORATION


                                 By:  By:  /s/  PAUL J. MCDONALD
                                          -----------------------
                                      Name:  Paul J. McDonald
                                      Title: Senior Executive Vice President,
                                      Chief Financial Officer, Treasurer and
                                      Assistant Clerk