Form 10-Q
period 1999-09-26
FRIENDLY ICE CREAM CORP
filed 1999-11-09
CIK 39135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1999

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

              Class                           Outstanding at October 25, 1999

   Common Stock, $.01 par value                       7,495,122 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                     September 26,  December 27,
                                                                         1999          1998
                                                                         ----          ----
                       ASSETS                                         (unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                         $  17,674    $  11,091
    Restricted cash                                                       2,291        2,211
    Accounts receivable                                                   4,907        5,566
    Inventories                                                          17,189       15,560
    Deferred income taxes                                                 7,061        7,061
    Prepaid expenses and other current assets                             4,698        6,578
                                                                      ---------    ---------
TOTAL CURRENT ASSETS                                                     53,820       48,067

PROPERTY AND EQUIPMENT, net                                             301,663      300,159
INTANGIBLES AND DEFERRED COSTS, net                                      24,224       25,178
OTHER ASSETS                                                              1,424        1,144
                                                                      ---------    ---------

TOTAL ASSETS                                                          $ 381,131    $ 374,548
                                                                      =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current maturities of long-term debt                              $   8,212    $   4,023
    Current maturities of capital lease and finance obligations           1,808        1,677
    Accounts payable                                                     36,449       26,460
    Accrued salaries and benefits                                        14,863       14,206
    Accrued interest payable                                              7,959        2,593
    Insurance reserves                                                    8,948        9,116
    Other accrued expenses                                               13,366       20,649
                                                                      ---------    ---------
TOTAL CURRENT LIABILITIES                                                91,605       78,724
                                                                      ---------    ---------

DEFERRED INCOME TAXES                                                    37,154       37,188
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities            8,330        9,745
LONG-TERM DEBT, less current maturities                                 304,194      311,061
OTHER LONG-TERM LIABILITIES                                              28,021       28,431

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                                             75           75
    Preferred stock                                                          --           --
    Additional paid-in capital                                          138,414      137,896
    Accumulated deficit                                                (226,727)    (228,639)
    Accumulated other comprehensive income                                   65           67
                                                                      ---------    ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (88,173)     (90,601)
                                                                      ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $ 381,131    $ 374,548
                                                                      =========    =========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (In thousands, except per share data)


                                                                   For the Three Months Ended  For the Nine Months Ended
                                                                   --------------------------  -------------------------
                                                                   September 26, September 27, September 26, September 27,
                                                                        1999          1998         1999        1998
                                                                        ----          ----         ----        ----

REVENUES                                                             $ 198,121    $ 187,456    $ 528,470    $ 517,876

COSTS AND EXPENSES:
    Cost of sales                                                       56,439       56,500      150,892      155,506
    Labor and benefits                                                  62,364       56,066      171,687      159,953
    Operating expenses                                                  44,837       42,006      120,719      115,993
    General and administrative expenses                                 11,192       10,249       33,521       32,299
    Stock compensation expense                                             181          183          518          537
    Write-downs of property and equipment                                  140          485        1,529          653
    Depreciation and amortization                                        8,914        8,536       25,709       24,621
Gain on sales of restaurant operations and properties                   (1,594)          --       (2,507)          --
                                                                     ---------    ---------    ---------    ---------


OPERATING INCOME                                                        15,648       13,431       26,402       28,314

Interest expense, net                                                    8,242        7,997       24,879       23,866
Equity in net loss of (recovery of write-down of) joint venture             --          266         (896)         936
                                                                     ---------    ---------    ---------    ---------

INCOME BEFORE PROVISION FOR INCOME TAXES
AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
                                                                         7,406        5,168        2,419        3,512

Provision for income taxes                                              (2,233)      (1,964)        (188)      (1,335)
                                                                     ---------    ---------    ---------    ---------


INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                     5,173        3,204        2,231        2,177

Cumulative effect of change in accounting principle, net of income
tax benefit of $222                                                         --           --         (319)          --
                                                                     ---------    ---------    ---------    ---------

NET INCOME                                                           $   5,173    $   3,204    $   1,912    $   2,177
                                                                     =========    =========    =========    =========


BASIC NET INCOME PER SHARE:
    Income before cumulative effect of change in accounting
    principle                                                        $    0.69    $    0.43    $    0.30    $    0.29
    Cumulative effect of change in accounting principle, net of
    income tax benefit                                                      --           --        (0.04)          --
                                                                     ---------    ---------    ---------    ---------

    Net income                                                       $    0.69    $    0.43    $    0.26    $    0.29
                                                                     =========    =========    =========    =========
DILUTED NET INCOME PER SHARE:
    Income before cumulative effect of change in accounting
    principle                                                        $    0.69    $    0.43    $    0.29    $    0.29
    Cumulative effect of change in accounting principle, net of
    income tax benefit                                                      --           --        (0.04)          --
                                                                     ---------    ---------    ---------    ---------
    Net income                                                       $    0.69    $    0.43    $    0.25    $    0.29
                                                                     =========    =========    =========    =========

WEIGHTED AVERAGE SHARES:
    Basic                                                                7,495        7,455        7,490        7,449
                                                                     =========    =========    =========    =========
    Diluted                                                              7,524        7,455        7,504        7,449
                                                                     =========    =========    =========    =========




   The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)


                                                                                      For the Nine Months Ended
                                                                                      -------------------------
                                                                                     September 26, September 27,
                                                                                         1999           1998
                                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                          $  1,912    $  2,177
    Adjustments to reconcile net income to net cash provided by operating activities:
       Cumulative effect of change in accounting principle                                   319          --
       Stock compensation expense                                                            518         537
       Depreciation and amortization                                                      25,709      24,621
       Write-downs of property and equipment                                               1,529         653
       Deferred income tax expense                                                           188         282
       (Gain) loss on disposal of property and equipment                                  (1,855)      1,308
       (Non-cash recovery of write-down of) equity in net loss of joint venture              (69)        936
       Changes in operating assets and liabilities:
          Accounts receivable                                                                728       1,777
          Inventories                                                                     (1,629)     (3,418)
          Other assets                                                                      (915)        943
          Accounts payable                                                                 9,989       3,332
          Accrued expenses and other long-term liabilities                                (1,838)     (3,372)
                                                                                        --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 34,586      29,776
                                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                  (36,828)    (41,202)
    Proceeds from sales of property and equipment                                         11,639       1,448
    Proceeds from sale of joint venture                                                    1,150          --
                                                                                        --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                                    (24,039)    (39,754)
                                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                              72,000      46,258
    Repayments of debt                                                                   (74,678)    (38,124)
    Repayments of capital lease and finance obligations                                   (1,284)     (1,259)
                                                                                        --------    --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                       (3,962)      6,875
                                                                                        --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (2)         19
                                                                                        --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       6,583      (3,084)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            11,091      15,132
                                                                                        --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 17,674    $ 12,048
                                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
    Interest                                                                            $ 18,671    $ 18,507
    Income taxes                                                                               9         455
 Capital lease obligations incurred                                                           --         608




   The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME

                                   (Unaudited)
                                 (In thousands)


                                          For the Three Months Ended    For the Nine Months Ended
                                          --------------------------    -------------------------
                                         September 26,  September 27,  September 26,  September 27,
                                             1999           1998         1999            1998
                                             ----           ----         ----            ----

NET INCOME                                    $ 5,173     $ 3,204       $ 1,912        $ 2,177

OTHER COMPREHENSIVE INCOME (LOSS), NET OF
TAX:
    Currency translation effects                   --           9            (2)            19
                                              -------     -------       -------        -------
OTHER COMPREHENSIVE INCOME (LOSS)                  --           9            (2)            19
                                              -------     -------       -------        -------
COMPREHENSIVE INCOME                          $ 5,173     $ 3,213       $ 1,910        $ 2,196
                                              =======     =======       =======        =======


















   The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. BASIS OF PRESENTATION

         INTERIM FINANCIAL INFORMATION -

         The accompanying condensed consolidated financial statements as of September 26, 1999 and for the third quarter and nine months ended September 26, 1999 and September 27, 1998 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive income of Friendly Ice Cream Corporation ("FICC") and subsidiaries (unless the context indicates otherwise, collectively the "Company"). Such adjustments consist solely of normal recurring accruals. Operating results for the three and nine month periods ended September 26, 1999 and September 27, 1998 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company's business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company's Consolidated Financial Statements, including the notes thereto, which are contained in the 1998 Annual Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements.

         INVENTORIES -

         Inventories are stated at the lower of first-in, first-out cost or market. Inventories as of September 26, 1999 and December 27, 1998 were as follows (in thousands):


                                     September 26,      December 27,
                                          1999              1998
                                          ----              ----

                  Raw materials        $ 1,661             $ 1,983
                  Goods in process         301                 145
                  Finished goods        15,227              13,432
                                       -------             -------
                  Total                $17,189             $15,560
                                       =======             =======


2.  EARNINGS PER SHARE

         Basic net income per share is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes.

         Presented below is the reconciliation between basic and diluted weighted average shares (in thousands):


                                         For the Three Months Ended      For the Nine Months Ended
                                         --------------------------      -------------------------
                                       September 26,    September 27,  September 26,    September 27,
                                           1999            1998           1999              1998
                                           ----            ----           ----              ----
     Basic weighted average number
     of shares outstanding during
     the period                           7,495           7,455          7,490             7,449

     Adjustments:

     Assumed exercise of stock
       options                               29               -             14                 -
                                          -----           -----          -----             -----
     Diluted weighted average number
     of shares during the period          7,524           7,455          7,504             7,449
                                          =====           =====          =====             =====

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

3.  RESTAURANT PREOPENING COSTS

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets and is effective for fiscal years beginning after December 15, 1998. In accordance with this statement, on December 28, 1998, the Company expensed previously deferred restaurant preopening costs of approximately $541,000. This transaction has been reflected as a cumulative effect of a change in accounting principle of $319,000, net of the income tax benefit of $222,000, in the accompanying condensed consolidated financial statements for the nine months ended September 26, 1999.

4.  COMPREHENSIVE INCOME

         The following represents accumulated other comprehensive income (in thousands):


                                 September 26,     December 27,    September 27,
                                     1999              1998            1998
                                     ----              ----            ----

Currency translation effects          $65               $67             $77
                                      ===               ===             ===


5.  SEGMENT REPORTING

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," during 1998. SFAS No. 131 established standards for reporting information about operating segments in annual and interim financial reports. It also established standards for related disclosures about products and services and geographic areas. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chairman and Chief Executive Officer of the Company. The Company's operating segments include restaurant, foodservice (retail and institutional), franchise and international operations. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which generally are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the accompanying condensed consolidated financial statements. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment. These costs include general and administrative expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarters activities.

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K for the year ended December 27, 1998, except that the financial results for the foodservice operating segment, prior to intersegment eliminations, have been prepared using a management approach which is consistent with the basis and manner in which the Company's management internally reviews financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating segment income (loss) before income taxes and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5. SEGMENT REPORTING (CONTINUED)

         EBITDA represents net income before (i) cumulative effect of change in accounting principle, net of income taxes, (ii) provision for income taxes,
(iii) equity in net loss of (recovery of write-down of) joint venture, (iv) interest expense, net, (v) depreciation and amortization and (vi) non-cash write-downs and all other non-cash items, plus cash distributions from unconsolidated subsidiaries.


                                              For the Three Months Ended       For the Nine Months Ended
                                            -------------------------------  -----------------------------
                                            September 26,     September 27,  September 26,   September 27,
                                                1999              1998           1999            1998
                                                ----              ----           ----            ----
                                                                    (in thousands)
Revenues:
     Restaurant                                 $ 173,143      $ 162,988      $ 464,257      $ 455,168
     Foodservice (retail and institutional)        76,007         72,495        199,774        196,425
     Franchise                                      1,332            982          3,798          2,664
     International                                     --             19             23            283
                                                ---------      ---------      ---------      ---------
       Total                                    $ 250,482      $ 236,484      $ 667,852      $ 654,540
                                                =========      =========      =========      =========

Intersegment revenues:
     Restaurant                                 $      --      $      --      $      --      $      --
     Foodservice (retail and institutional)       (52,361)       (49,028)      (139,382)      (136,664)
     Franchise                                         --             --             --             --
     International                                     --             --             --             --
                                                ---------      ---------      ---------      ---------
       Total                                    $ (52,361)     $ (49,028)     $(139,382)     $(136,664)
                                                =========      =========      =========      =========

External revenues:
     Restaurant                                 $ 173,143      $ 162,988      $ 464,257      $ 455,168
     Foodservice (retail and institutional)        23,646         23,467         60,392         59,761
     Franchise                                      1,332            982          3,798          2,665
     International                                     --             19             23            282
                                                ---------      ---------      ---------      ---------
       Total                                    $ 198,121      $ 187,456      $ 528,470      $ 517,876
                                                =========      =========      =========      =========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5. SEGMENT REPORTING (CONTINUED)


                                                      For the Three Months Ended      For the Nine Months Ended
                                                      --------------------------      -------------------------
                                                   September 26,      September 27,  September 26,   September 27,
                                                       1999                1998            1999          1998
                                                       ----                ----            ----          ----
                                                                             (in thousands)
EBITDA:
     Restaurant                                         $  21,327      $  22,403      $  49,272      $  56,665
     Foodservice (retail and institutional)                 9,832          5,665         22,200         15,108
     Franchise                                                750            396          2,016          1,124
     International                                            (27)          (250)           (81)          (632)
     Corporate                                             (6,999)        (5,579)       (19,249)       (18,140)
                                                        ---------      ---------      ---------      ---------
       Total                                            $  24,883      $  22,635      $  54,158      $  54,125
                                                        =========      =========      =========      =========

Interest expense, net                                   $   8,242      $   7,997      $  24,879      $  23,866
                                                        =========      =========      =========      =========

Equity in net loss of (recovery of write-down
of) joint venture                                       $      --      $     266      $    (896)     $     936
                                                        =========      =========      =========      =========

Income (loss) before provision for income
taxes and cumulative effect of change in
accounting principle:
     Restaurant                                         $  14,543      $  15,061      $  29,217      $  36,348
     Foodservice (retail and institutional)                 8,992          4,916         18,761         12,861
     Franchise                                                612            249          1,549            685
     International                                            (27)          (530)           815         (1,602)
     Corporate                                            (16,714)       (14,528)       (47,923)       (44,780)
                                                        ---------      ---------      ---------      ---------
       Total                                            $   7,406      $   5,168      $   2,419      $   3,512
                                                        =========      =========      =========      =========

Depreciation and amortization:
     Restaurant                                         $   6,644      $   6,857      $  19,326      $  19,664
     Foodservice (retail and institutional)                   840            749          2,639          2,247
     Franchise                                                138            147            467            439
     International                                             --             14             --             34
     Corporate                                              1,292            769          3,277          2,237
                                                        ---------      ---------      ---------      ---------
       Total                                            $   8,914      $   8,536      $  25,709      $  24,621
                                                        =========      =========      =========      =========

Identifiable assets:
     Restaurant                                                                       $ 273,037      $ 270,596
     Foodservice (retail and institutional)                                              43,815         44,418
     Franchise                                                                            4,053          8,242
     International                                                                           28          4,759
     Corporate                                                                           60,198         54,314
                                                                                      ---------      ---------
       Total                                                                          $ 381,131      $ 382,329
                                                                                      =========      =========

Capital expenditures, including capitalized leases:
     Restaurant                                         $   9,103      $   6,858      $  31,101      $  35,939
     Foodservice (retail and institutional)                   942            263          3,856          4,540
     International                                             --             --             --             --
     Corporate                                                467            145          1,871          1,331
                                                        ---------      ---------      ---------      ---------
       Total                                            $  10,512      $   7,266      $  36,828      $  41,810
                                                        =========      =========      =========      =========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND FOR HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 would have been effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Under the provisions of SFAS No. 137, SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company's financial statements and has not determined the timing or method of the Company's adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

7.  CLOSING OF INTERNATIONAL OPERATIONS

         Effective October 15, 1998, Friendly's International, Inc. ("FII"), a subsidiary of FICC, entered into an agreement that provided for the sale of the Company's 50% equity interest in its China joint venture to the joint venture partner and the settlement of FICC's advances to the joint venture for an aggregate of approximately $2.3 million in notes and $335,000 of equipment. On February 25, 1999, FII received an initial payment of approximately $1.1 million and arranged for the shipment of the equipment to the United States. At that time, the Company believed that collection of any additional funds after February 25, 1999 from the joint venture partner under the terms of the settlement agreement was not probable due to the financial condition of the joint venture partner and restrictions on the transfer of funds from China. Accordingly, the Company recorded a write-down of approximately $3.5 million as of December 27, 1998 to reduce the Company's remaining investment in and advances to the joint venture to the $1.1 million which was received on February 25, 1999. On March 17, 1999, the Company received an additional $250,000 from the joint venture partner. Those additional proceeds were reflected as income in the first quarter ended March 28, 1999. During June 1999, the Company was notified by its joint venture partner that it would remit approximately $577,000 in cash and $69,000 of equipment to the Company. The Company recorded such amounts as income during the second quarter ended June 27, 1999. The Company received the cash on July 22, 1999 and anticipates receiving the equipment by the end of the current fiscal year. The Company does not anticipate any additional payments from the joint venture partner in the future. If any of the $0.3 million still due under the terms of the sale agreement is received by the Company, such amount will be recorded as income by the Company at such time.

8.  SALE OF RESTAURANT PROPERTIES TO FRANCHISEE

           On September 24, 1999, the Company sold the land and buildings associated with 13 previously franchised restaurants to the Company's largest franchisee located in the Baltimore/Washington D.C. area for $6.8 million. This transaction, an integral component of Friendly Ice Cream Corporation's franchising strategy, resulted in a gain on sale of restaurant operations and properties of $1.6 million for the three months ended September 26, 1999. The sale of the land and buildings favorably impacted the provision for income taxes as it triggered built-in gains which allowed for a reduction in the valuation allowance on certain net operating loss carryforwards.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

9.  RELOCATION OF MANUFACTURING AND DISTRIBUTION FACILITY

         On December 1, 1998, the Company announced a plan to relocate its manufacturing and distribution operations from Troy, Ohio to Wilbraham, Massachusetts and York, Pennsylvania. The following table illustrates the remaining accrued costs and expenses associated with the closedown of the Troy, Ohio facility:

                                                                 Accrued as of                    Accrued as of
                                                               December 27, 1998  Costs Paid   September 26, 1999
                                                               -----------------  ----------   ------------------

Severance pay                                                      $ 536,000      $ 526,500        $   9,500
Utility costs                                                        140,000        166,000          (26,000)
Real estate taxes                                                     87,000             --           87,000
Outside storage                                                       80,000         22,000           58,000
Outplacement services                                                 50,000         50,000               --
Additional exit costs (plant maintenance, security and travel)        52,000        165,000         (113,000)
                                                                   ---------      ---------        ---------

                 Total                                             $ 945,000      $ 929,500        $  15,500
                                                                   =========      =========        =========


         The Company successfully closed its Troy, Ohio manufacturing and distribution facility in May 1999 and relocated the operations to Wilbraham, Massachusetts and York, Pennsylvania.

         In addition, the Company recorded a non-cash write-down during June 1999 of $800,000 related to the Troy, Ohio facility to reflect the revised estimated net realizable value in conjunction with the anticipated sale of this facility. This amount is included in write-downs of property and equipment in the accompanying condensed consolidated statements of operations for the nine months ended September 26, 1999.


10.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         FICC's obligation related to the $200 million Senior Notes is guaranteed fully and unconditionally by one of FICC's wholly-owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc., Friendly Holding (UK) Limited, Friendly Ice Cream (UK) Limited and Restaurant Insurance Corporation (collectively, the "Non-guarantor Subsidiaries"). Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of September 26, 1999 and September 27, 1998, and for the periods ended September 26, 1999 and September 27, 1998, are not presented because management has determined that such information is not material to investors.

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 26, 1999
                                   (Unaudited)
                                 (In thousands)


                                                         Parent         Guarantor   Non-guarantor
                                                        Company        Subsidiary    Subsidiaries  Eliminations   Consolidated
                                                        -------        ----------    ------------  ------------   ------------

                  Assets
Current assets:
    Cash and cash equivalents                            $  15,464      $      21     $   2,189     $      --         17,674
    Restricted cash                                             --             --         2,291            --          2,291
    Accounts receivable                                      4,679            228            --            --          4,907
    Inventories                                             17,189             --            --            --         17,189
    Deferred income taxes                                    6,783             --           278            --          7,061
    Prepaid expenses and other current
    assets                                                   9,196          3,569         4,704       (12,771)         4,698
                                                         ---------      ---------     ---------     ---------      ---------
Total current assets                                        53,311          3,818         9,462       (12,771)        53,820

Deferred income taxes                                           --            503         1,024        (1,527)            --
Property and equipment, net                                301,663             --            --            --        301,663
Intangibles and deferred costs, net                         24,224             --            --            --         24,224
Investments in subsidiaries                                  1,908             --            --        (1,908)            --
Other assets                                                   510             --         5,729        (4,815)         1,424
                                                         ---------      ---------     ---------     ---------      ---------

Total assets                                             $ 381,616      $   4,321     $  16,215     $ (21,021)     $ 381,131
                                                         =========      =========     =========     =========      =========

      Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Current maturities of long-term
    obligations                                          $  14,520      $      --     $      --     $  (4,500)     $  10,020
    Accounts payable                                        36,449             --            --            --         36,449
    Accrued expenses                                        44,576            563         8,268        (8,271)        45,136
                                                         ---------      ---------     ---------     ---------      ---------
Total current liabilities                                   95,545            563         8,268       (12,771)        91,605

Deferred income taxes                                       38,681             --            --        (1,527)        37,154
Long-term obligations, less current
maturities                                                 317,339             --            --        (4,815)       312,524
Other long-term liabilities                                 18,224          2,221         7,576            --         28,021
Stockholders' equity (deficit)                             (88,173)         1,537           371        (1,908)       (88,173)
                                                         ---------      ---------     ---------     ---------      ---------

Total liabilities and stockholders'
equity (deficit)                                         $ 381,616      $   4,321     $  16,215     $ (21,021)     $ 381,131
                                                         =========      =========     =========     =========      =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 26, 1999
                                   (Unaudited)
                                 (In thousands)


                                                 Parent        Guarantor      Non-guarantor
                                                 Company      Subsidiary      Subsidiaries   Eliminations   Consolidated
                                                 -------      ----------      ------------   ------------   ------------

Revenues                                         $ 197,397      $     723      $       1      $      --      $ 198,121
Costs and expenses:
    Cost of sales                                   56,438             --              1             --         56,439
    Labor and benefits                              62,364             --             --             --         62,364
    Operating  expenses and  write-downs  of
    property and equipment                          45,030             --            (53)            --         44,977
    General and administrative expenses             10,775            423             (6)            --         11,192
    Stock compensation expense                         181             --             --             --            181
    Depreciation and amortization                    8,914             --             --             --          8,914
Gain on sales of restaurant  operations  and
properties                                          (1,594)            --             --             --         (1,594)
Interest expense (income)                            8,427             --           (185)            --          8,242
                                                 ---------      ---------      ---------      ---------      ---------

Income before provision for income taxes
and equity in net income of consolidated
subsidiaries                                         6,862            300            244             --          7,406

Provision for income taxes                          (2,026)          (124)           (83)            --         (2,233)
                                                 ---------      ---------      ---------      ---------      ---------


Income before equity in net income of
consolidated subsidiaries                            4,836            176            161             --          5,173

Equity in net income of consolidated
subsidiaries                                           337             --             --           (337)            --
                                                 ---------      ---------      ---------      ---------      ---------

Net income                                       $   5,173      $     176      $     161      $    (337)     $   5,173
                                                 =========      =========      =========      =========      =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1999
                                   (Unaudited)
                                 (In thousands)


                                                        Parent         Guarantor    Non-guarantor
                                                       Company        Subsidiary    Subsidiaries   Eliminations   Consolidated
                                                       -------        ----------    ------------   ------------   ------------


Revenues                                              $ 526,463      $   1,983      $      24      $      --      $ 528,470
Costs and expenses:
    Cost of sales                                       150,874             --             18             --        150,892
    Labor and benefits                                  171,687             --             --             --        171,687
    Operating expenses and write-downs of
    property and equipment                              122,403             --           (155)            --        122,248
    General and administrative expenses                  32,309          1,279            (67)            --         33,521
    Stock compensation expense                              518             --             --             --            518
    Depreciation and amortization                        25,709             --             --             --         25,709
Gain on sales of restaurant operations
and properties                                           (2,507)            --             --             --         (2,507)
Interest expense (income)                                25,427             --           (548)            --         24,879
Recovery of write-down of joint venture                    (896)            --             --             --           (896)
                                                      ---------      ---------      ---------      ---------      ---------
Income before benefit from (provision for) income
taxes, cumulative effect of
change in accounting principle and equity
in net income of consolidated
subsidiaries                                                939            704            776             --          2,419

Benefit from (provision for) income taxes                   346           (289)          (245)            --           (188)
                                                      ---------      ---------      ---------      ---------      ---------
Income before cumulative effect of change
in accounting principle and equity in net
income of consolidated subsidiaries                       1,285            415            531             --          2,231

Cumulative effect of change in accounting
principle                                                  (319)            --             --             --           (319)
                                                      ---------      ---------      ---------      ---------      ---------

Income before equity in net income of
consolidated subsidiaries                                   966            415            531             --          1,912

Equity in net income of consolidated
subsidiaries                                                946             --             --           (946)            --
                                                      ---------      ---------      ---------      ---------      ---------

Net income                                            $   1,912      $     415      $     531      $    (946)     $   1,912
                                                      =========      =========      =========      =========      =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1999
                                   (Unaudited)
                                 (In thousands)


                                                Parent      Guarantor   Non-guarantor
                                                Company     Subsidiary  Subsidiaries   Eliminations   Consolidated
                                                -------     ----------  ------------   ------------   ------------
Net cash provided by (used in)
operating activities                           $ 34,285      $    (32)     $    333      $     --      $ 34,586
                                               --------      --------      --------      --------      --------

Cash flows from investing activities:
     Purchases of property and equipment        (36,828)           --            --            --       (36,828)
     Proceeds from sales of property and
     equipment                                   11,639            --            --            --        11,639
     Proceeds from sale of joint venture          1,150            --            --            --         1,150
                                               --------      --------      --------      --------      --------
Net cash used in investing activities           (24,039)           --            --            --       (24,039)
                                               --------      --------      --------      --------      --------

Cash flows from financing activities:
   Proceeds from borrowings                      72,000            --            --            --        72,000
   Repayments of obligations                    (75,962)           --            --            --       (75,962)
                                               --------      --------      --------      --------      --------
Net cash used in financing activities            (3,962)           --            --            --        (3,962)
                                               --------      --------      --------      --------      --------

Effect of exchange rate changes on cash              --            --            (2)           --            (2)
                                               --------      --------      --------      --------      --------

Net increase  (decrease)  in cash and cash
equivalents                                       6,284           (32)          331            --         6,583

Cash and cash  equivalents,  beginning  of
period                                            9,180            53         1,858            --        11,091
                                               --------      --------      --------      --------      --------

Cash and cash equivalents, end of period       $ 15,464      $     21      $  2,189      $     --      $ 17,674
                                               ========      ========      ========      ========      ========

Supplemental disclosures:
Cash paid (received) for:
   Interest                                    $ 19,034      $     --      $   (363)     $     --      $ 18,671
   Income taxes                                      12           212          (215)           --             9

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 27, 1998
                                 (In thousands)


                                                         Parent       Guarantor     Non-guarantor
                                                         Company      Subsidiary     Subsidiaries    Eliminations   Consolidated
                                                         -------      ----------     ------------    ------------   ------------

                  Assets
Current assets:
    Cash and cash equivalents                            $   9,180      $      53     $   1,858      $      --      $  11,091
    Restricted cash                                             --             --         2,211             --          2,211
    Accounts receivable                                      5,370            175            21             --          5,566
    Inventories                                             15,445             --           115             --         15,560
    Deferred income taxes                                    6,783             --           278             --          7,061
    Prepaid expenses and other current
    assets                                                   8,657          2,434         7,461        (11,974)         6,578
                                                         ---------      ---------     ---------      ---------      ---------
Total current assets                                        45,435          2,662        11,944        (11,974)        48,067

Deferred income taxes                                           --            503         1,024         (1,527)            --
Property and equipment, net                                300,159             --            --             --        300,159
Intangibles and deferred costs, net                         25,178             --            --             --         25,178
Investments in subsidiaries                                    965             --            --           (965)            --
Other assets                                                   222             --         5,736         (4,814)         1,144
                                                         ---------      ---------     ---------      ---------      ---------

Total assets                                             $ 371,959      $   3,165     $  18,704      $ (19,280)     $ 374,548
                                                         =========      =========     =========      =========      =========

      Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Current maturities of long-term
    obligations                                          $  10,200      $      --     $      --      $  (4,500)     $   5,700
    Accounts payable                                        26,460             --            --             --         26,460
    Accrued expenses                                        42,035            574        11,429         (7,474)        46,564
                                                         ---------      ---------     ---------      ---------      ---------
Total current liabilities                                   78,695            574        11,429        (11,974)        78,724

Deferred income taxes                                       38,715             --            --         (1,527)        37,188
Long-term obligations, less current
maturities                                                 325,620             --            --         (4,814)       320,806
Other long-term liabilities                                 19,530          1,469         7,432             --         28,431
Stockholders' equity (deficit)                             (90,601)         1,122          (157)          (965)       (90,601)
                                                         ---------      ---------     ---------      ---------      ---------
Total liabilities and stockholders' equity
(deficit)                                                $ 371,959      $   3,165     $  18,704      $ (19,280)     $ 374,548
                                                         =========      =========     =========      =========      =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1998
                                   (Unaudited)
                                 (In thousands)


                                               Parent       Guarantor      Non-guarantor
                                               Company      Subsidiary      Subsidiaries   Eliminations   Consolidated
                                               -------      ----------      ------------   ------------   ------------

Revenues                                      $ 186,957      $     481      $      18      $      --      $ 187,456
Costs and expenses:
    Cost of sales                                56,463             --             37             --         56,500
    Labor and benefits                           56,066             --             --             --         56,066
    Operating expenses and write-downs of
    property and equipment                       42,475             --             16             --         42,491
    General and administrative expenses           9,850            313             86             --         10,249
    Stock compensation expense                      183             --             --             --            183
    Depreciation and amortization                 8,522             --             14             --          8,536
Interest expense (income)                         8,235             --           (238)            --          7,997
Equity in net loss of joint venture                  --             --            266             --            266
                                              ---------      ---------      ---------      ---------      ---------

Income (loss) before (provision for)
benefit from income taxes and equity in
net loss of consolidated subsidiaries             5,163            168           (163)            --          5,168

(Provision for) benefit from income taxes        (1,920)           (71)            27             --         (1,964)
                                              ---------      ---------      ---------      ---------      ---------

Income (loss) before equity in net loss
of consolidated subsidiaries                      3,243             97           (136)            --          3,204

Equity in net loss of consolidated
subsidiaries                                        (39)            --             --             39             --
                                              ---------      ---------      ---------      ---------      ---------

Net income (loss)                             $   3,204      $      97      $    (136)     $      39      $   3,204
                                              =========      =========      =========      =========      =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1998
                                   (Unaudited)
                                 (In thousands)


                                              Parent       Guarantor      Non-guarantor
                                              Company      Subsidiary      Subsidiaries    Eliminations  Consolidated
                                              -------      ----------      ------------    ------------  ------------

Revenues                                      $ 516,447      $   1,147      $     282      $      --     $ 517,876
Costs and expenses:
    Cost of sales                               155,230             --            276             --       155,506
    Labor and benefits                          159,953             --             --             --       159,953
    Operating expenses and write-downs of
    property and equipment                      116,659             --            (13)            --       116,646
    General and administrative expenses          31,116            917            266             --        32,299
    Stock compensation expense                      537             --             --             --           537
    Depreciation and amortization                24,587             --             34             --        24,621
Interest expense (income)                        24,572             --           (706)            --        23,866
Equity in net loss of joint venture                  --             --            936             --           936
                                              ---------      ---------      ---------      ---------     ---------

Income (loss) before (provision for)
benefit from income taxes and equity in
net loss of consolidated subsidiaries             3,793            230           (511)            --         3,512

(Provision for) benefit from
income taxes                                     (1,368)           (94)           127             --        (1,335)
                                              ---------      ---------      ---------      ---------     ---------

Income (loss) before equity in net loss
of consolidated subsidiaries                      2,425            136           (384)            --         2,177

Equity in net loss of consolidated
subsidiaries                                       (248)            --             --            248            --
                                              ---------      ---------      ---------      ---------     ---------

Net income (loss)                             $   2,177      $     136      $    (384)     $     248     $   2,177
                                              =========      =========      =========      =========     =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1998
                                   (Unaudited)
                                 (In thousands)


                                            Parent       Guarantor    Non-guarantor
                                            Company      Subsidiary    Subsidiaries   Eliminations   Consolidated
                                            -------      ----------    ------------   ------------   ------------
Net cash provided by (used in) operating
activities                                   $ 29,599      $    (65)     $    174      $     68      $ 29,776
                                             --------      --------      --------      --------      --------

Cash flows from investing activities:
   Purchases of property and equipment        (41,202)           --            --            --       (41,202)
   Proceeds from sales of property and
   equipment                                    1,448            --            --            --         1,448
                                             --------      --------      --------      --------      --------
Net cash used in investing activities         (39,754)           --            --            --       (39,754)
                                             --------      --------      --------      --------      --------

Cash flows from financing activities:
   Dividend received (paid)                       400            --          (400)           --            --
   Proceeds from borrowings                    46,258            --            --            --        46,258
   Repayments of obligations                  (39,383)           --            --            --       (39,383)
                                             --------      --------      --------      --------      --------
Net cash provided by (used in) financing
activities                                      7,275            --          (400)           --         6,875
                                             --------      --------      --------      --------      --------

Effect of exchange rate changes on cash            --            --            19            --            19
                                             --------      --------      --------      --------      --------

Net (decrease) increase in cash and cash
equivalents                                    (2,880)          (65)         (207)           68        (3,084)

Cash and cash equivalents, beginning of
period                                         12,239           204         2,757           (68)       15,132
                                             --------      --------      --------      --------      --------

Cash and cash equivalents, end of period     $  9,359      $    139      $  2,550      $     --      $ 12,048
                                             ========      ========      ========      ========      ========

Supplemental disclosures:
Cash paid (received) for:
    Interest                                 $ 19,270      $     --      $   (763)     $     --      $ 18,507
    Income taxes                                 (789)          810           434            --           455
Capital lease obligations incurred                608            --            --            --           608

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN.

         SAFE HARBOR STATEMENT

         Statements contained herein that are not historical facts, constitute "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties which could cause results to differ materially from those anticipated. These factors include the Company's highly competitive business environment, exposure to commodity prices, risks associated with the foodservice industry, the ability to retain and attract new employees, government regulations, the Company's high geographic concentration in the Northeast and its attendant weather patterns, conditions needed to meet reimaging and new opening and franchising targets and costs associated with improved service and other initiatives.

         OVERVIEW

         As of September 26, 1999, the Company owns and operates 628 restaurants, franchises 56 restaurants and 10 cafes and distributes a full line of frozen dessert products. These products are distributed to Friendly's restaurants and through more than 5,000 supermarkets and other retail locations in 16 states. The restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

         RESULTS OF OPERATIONS

         The operating results of the Company expressed as a percentage of total revenues are set forth below:

                                   (Unaudited)



                                                          For the Three Months Ended   For the Nine Months Ended
                                                          --------------------------   -------------------------
                                                         September 26, September 27, September 26, September 27,
                                                              1999          1998          1999            1998
                                                              ----          ----          ----            ----

Revenues:
    Restaurant                                                  87.4%       87.0%       87.8%       87.9%
    Foodservice (retail and institutional)                      11.9        12.5        11.4        11.5
    Franchise                                                    0.7         0.5         0.8         0.5
    International                                                0.0         0.0         0.0         0.1
                                                               -----       -----       -----       -----
Total revenues                                                 100.0       100.0       100.0       100.0
                                                               -----       -----       -----       -----

Costs and expenses:
    Cost of sales                                               28.5        30.1        28.6        30.0
    Labor and benefits                                          31.5        29.9        32.5        30.9
    Operating expenses                                          22.6        22.4        22.8        22.4
    General and administrative expenses                          5.6         5.5         6.3         6.2
    Stock compensation expense                                   0.1         0.1         0.1         0.1
    Write-downs of property and equipment                        0.1         0.3         0.3         0.1
    Depreciation and amortization                                4.5         4.6         4.9         4.8
Gain on sales of restaurant operations and properties           (0.8)         --        (0.5)         --
                                                               -----       -----       -----       -----
Operating income                                                 7.9         7.1         5.0         5.5

Interest expense, net                                            4.2         4.3         4.7         4.6
Equity in net loss of (recovery of write-down of) joint
venture                                                           --         0.1        (0.2)        0.2
                                                               -----       -----       -----       -----
Income before provision for income taxes and cumulative
effect of change in accounting principle                         3.7         2.7         0.5         0.7
Provision for income taxes                                      (1.1)       (1.0)         --        (0.3)
                                                               -----       -----       -----       -----
Income before cumulative effect of change in accounting
principle                                                        2.6         1.7         0.5         0.4
                                                               -----       -----       -----       -----
Cumulative effect of change in accounting principle, net
of income tax benefit                                             --          --        (0.1)         --
                                                               -----       -----       -----       -----
Net income                                                       2.6%        1.7%        0.4%        0.4%
                                                               =====       =====       =====       =====

      REVENUES:

      Total revenues increased $10.6 million, or 5.7%, to $198.1 million for the third quarter ended September 26, 1999 from $187.5 million for the same quarter in 1998. Restaurant revenues increased $10.1 million, or 6.2%, to $173.1 million for the third quarter of 1999 from $163.0 million for the same quarter in 1998. Comparable restaurant revenues increased 6.5%. The increase in restaurant revenues was impacted by the increased sales performance of the Company's 274 reimaged restaurants of $5.3 million. In addition, sales at new restaurants increased by $5.2 million, primarily due to the opening of 14 new Company owned restaurants since the end of the third quarter ended September 27, 1998. Sales at restaurants which have not been reimaged increased $4.0 million for the third quarter ended September 26, 1999 when compared to the same period ended September 27, 1998. Offsetting these increases was a decrease in sales of $2.7 million primarily as a result of the closing of 27 under-performing restaurants since the end of the third quarter ended September 27, 1998. Sales for the three months ended September 26, 1999 were also negatively impacted by $1.6 million as a result of the sale of five restaurants to franchisees since the end of the third quarter ended September 27, 1998. Foodservice (retail and institutional) and other revenues increased by $0.2 million, or 0.8%, to $23.7 million for the third quarter of 1999 from $23.5 million for the same quarter in 1998. The increase was primarily due to the increase in the number of franchised locations. The Company's foodservice division sells a variety of products to the Company's franchisees. Franchise revenues increased $0.3 million, or 30%, to $1.3 million for the three months ended September 26, 1999 from $1.0 million for the three months ended September 27, 1998. The increase is primarily due to the fact that there were 66 franchise units open at the end of the third quarter ended September 26, 1999 compared to 47 franchise units open at the end of the third quarter ended September 27, 1998.

      Total revenues increased $10.6 million, or 2.0%, to $528.5 million for the nine months ended September 26, 1999 from $517.9 million for the same period in 1998. Restaurant revenues increased $9.1 million, or 2.0%, to $464.3 million for the nine months ended September 26, 1999 from $455.2 million for the same period in 1998. Comparable restaurant revenues increased 2.2%. Sales at new restaurants increased by $10.4 million primarily due to the opening of 14 new Company owned restaurants since the end of the third quarter ended September 27, 1998. Sales were favorably impacted by $9.6 million due to the increased sales performance of the Company's 274 reimaged restaurants. Offsetting these increases was the decrease in sales of $7.2 million primarily as the result of the closing of 27 under-performing restaurants since the end of the third quarter ended September 27, 1998. Sales for the nine months ended September 26, 1999 were also negatively impacted by $3.6 million as a result of the sale of five restaurants to franchisees since the end of the third quarter ended September 27, 1998. Foodservice (retail and institutional) and other revenues increased by $0.6 million, or 1.0%, to $60.4 million for the nine months ended September 26, 1999 from $59.8 million for the nine months ended September 27, 1998. The increase was primarily due to an increase in the number of franchised locations. The Company's foodservice division sells a variety of products to the Company's franchisees. Franchise revenues were $3.8 million for the nine months ended September 26, 1999 compared to $2.7 million for the nine months ended September 27, 1998. The increase is primarily a result of the fact that there were 66 franchise units open at the end of the third quarter ended September 26, 1999 compared to 47 franchise units open at the end of the third quarter ended September 27, 1998.

      COST OF SALES:

      Cost of sales decreased $0.1 million, or 0.2%, to $56.4 million for the third quarter ended September 26, 1999 from $56.5 million for the same quarter in 1998. Cost of sales as a percentage of total revenues decreased to 28.5% for the third quarter of 1999 from 30.1% for the same quarter in 1998. The lower food cost as a percentage of total revenues was primarily due to the decrease in cream costs compared to the prior year. The Company experienced a 36.7% decrease in the cost of cream, the principal ingredient in ice cream, for the third quarter ended September 26, 1999 when compared to the same period ended September 27, 1998.

      Cost of sales decreased $4.6 million, or 3.0%, to $150.9 million for the nine months ended September 26, 1999 from $155.5 million for the same period in 1998. Cost of sales as a percentage of total revenues decreased to 28.6% for the nine months in 1999 from 30.0% for the same period in 1998. The Company experienced an 18.6% decrease in the cost of cream, the principal ingredient in ice cream, for the nine months ended September 26, 1999 when compared to the same period ended September 27, 1998.

      LABOR AND BENEFITS:

      Labor and benefits increased $6.3 million, or 11.2%, to $62.4 million for the third quarter ended September 26, 1999 from $56.1 million for the same quarter in 1998. Labor and benefits as a percentage of total revenues increased to 31.5% for the third quarter of 1999 from 29.9% for the same period in 1998. The higher labor cost as a percentage of total revenues is primarily the result of the Company's emphasis on improving guest service by increasing staffing levels at the restaurants, particularly at the restaurant carry out windows, as well as increases in the 1999 average hourly wage rate.

      Labor and benefits increased $11.7 million, or 7.3%, to $171.7 million for the nine months ended September 26, 1999 from $160.0 million for the same period in 1998. Labor and benefits as a percentage of total revenues increased to 32.5% for the nine months of 1999 from 30.9% for the same period in 1998. The higher labor cost as a percentage of total revenues is primarily the result of the Company's emphasis on improving guest service by increasing staffing levels at the restaurants, the impact of low unemployment rates and training related to the Company's soft serve ice cream rollout. In addition, the 1999 average hourly rate increased compared to 1998 due to increased staffing at the carryout windows as part of the soft serve product introduction.

      OPERATING EXPENSES:

      Operating expenses increased $2.8 million, or 6.7%, to $44.8 million for the third quarter ended September 26, 1999 from $42.0 million for the same quarter in 1998. This increase was primarily due to an increase in advertising and promotion expenses associated with the Company's new soft serve product and increased maintenance expenses associated with improving restaurant standards. Operating expenses as a percentage of total revenues were 22.6% and 22.4% for the third quarters ended September 26, 1999 and September 27, 1998, respectively.

      Operating expenses increased $4.7 million, or 4.1%, to $120.7 million for the nine months ended September 26, 1999 from $116.0 million for the same period in 1998. This increase was primarily due to an increase in advertising and promotion expenses associated with the rollout of the Company's new soft serve product and increased maintenance expenses associated with improving restaurant standards. Operating expenses as a percentage of total revenues were 22.8% and 22.4% for the nine months ended September 26, 1999 and September 27, 1998, respectively.

      GENERAL AND ADMINISTRATIVE EXPENSES:

      General and administrative expenses were $11.2 million and $10.2 million for the third quarters ended September 26, 1999 and September 27, 1998, respectively. General and administrative expenses as a percentage of total revenues increased to 5.6% in the third quarter of 1999 from 5.5% for the same period in 1998. The increase in general and administrative expenses is primarily attributable to the timing of the reduction of the bonus provision for the third quarter ended September 26, 1999 when compared to the third quarter ended September 27, 1998. In addition, the increase in general and administrative expenses was also impacted by costs associated with new restaurant programs instituted to improve guest service at the restaurants.

      General and administrative expenses were $33.5 million and $32.3 million for the nine months ended September 26, 1999 and September 27, 1998, respectively. General and administrative expenses as a percentage of total revenues increased to 6.3% in the nine months ended September 26, 1999 from 6.2% for the same period in 1998. The increase in general and administrative expenses is primarily attributable to the costs associated with new restaurant programs instituted to improve guest service at the restaurants.

      EBITDA:

      As a result of the above, EBITDA (EBITDA represents net income before (i) cumulative effect of change in accounting principle, net of income taxes, (ii) provision for income taxes, (iii) equity in net loss of (recovery of write-down of) joint venture, (iv) interest expense, net, (v) depreciation and amortization and (vi) non-cash write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries) increased $2.3 million, or 10.2%, to $24.9 million for the third quarter ended September 26, 1999 from $22.6 million for the same quarter in 1998. EBITDA as a percentage of total revenues was 12.6% and 12.1% for the third quarters of 1999 and 1998, respectively.

      EBITDA increased $0.1 million, or 0.02%, to $54.2 million for the nine months ended September 26, 1999 from $54.1 million for the same period in 1998. EBITDA as a percentage of total revenues was 10.3% and 10.4% for the nine months ended September 26, 1999 and September 27, 1998, respectively.

      STOCK COMPENSATION EXPENSE:

      Stock compensation expense represents stock compensation arising out of the vesting of certain shares of restricted stock previously issued to management. Stock compensation expense was $0.2 million for the third quarters ended September 26, 1999 and September 27, 1998. Stock compensation expense was $0.5 million for the nine months ended September 26, 1999 and September 27, 1998.

      NON-CASH WRITE-DOWNS OF PROPERTY AND EQUIPMENT:

      Non-cash write-downs of property and equipment were $0.1 million and $0.5 million for the third quarters ended September 26, 1999 and September 27, 1998, respectively. Non-cash write-downs of property and equipment were $1.5 million and $0.7 million for the nine months ended September 26, 1999 and September 27, 1998, respectively. The increase in non-cash write-downs is primarily the result of the non-cash write-down of $0.8 million which the Company recorded in June 1999 for the Troy, Ohio manufacturing facility to estimated net realizable value in conjunction with the anticipated sale of this property.

      DEPRECIATION AND AMORTIZATION:

      Depreciation and amortization increased $0.4 million, or 4.7%, to $8.9 million for the third quarter ended September 26, 1999 from $8.5 million for the same quarter in 1998. The increase was primarily due to the Company's restaurant reimaging projects and the opening of new restaurants. Depreciation and amortization as a percentage of total revenues decreased to 4.5% for the third quarter of 1999 from 4.6% for the same quarter in 1998.

      Depreciation and amortization increased $1.1 million, or 4.5%, to $25.7 million for the nine months ended September 26, 1999 from $24.6 million for the same period in 1998. Depreciation and amortization as a percentage of total revenues increased to 4.9% for the nine months ended September 26, 1999 from 4.8% for the same period in 1998. The increase was primarily due to the Company's restaurant reimaging projects and the opening of new restaurants.

      GAIN ON SALES OF RESTAURANT OPERATIONS AND PROPERTIES:

      During the third quarter ended September 26, 1999, the Company sold the land and buildings associated with 13 previously franchised restaurants to the Company's largest franchisee, located in the Baltimore/Washington D.C. area, for $6.8 million. This transaction, an integral part of the Company's franchising strategy, resulted in a gain on sale of restaurant operations and properties of $1.6 million. The gain on sales of restaurant operations and properties for the nine months ended September 26, 1999 represented the income related to the sale of the land and buildings to the Company's largest franchisee and the equipment and operating rights for three existing restaurants to three new franchisees.

      INTEREST EXPENSE, NET:

      Interest expense, net of capitalized interest and interest income, increased by $0.2 million, or 2.5%, to $8.2 million for the third quarter ended September 26, 1999 from $8.0 million for the same quarter in 1998. The increase in interest expense, net was primarily due to the increase in the average outstanding balance on the revolving credit facility during the third quarter ended September 26, 1999 compared to the third quarter ended September 27, 1998, along with the increase in interest rates associated with the credit agreement that was amended effective December 27, 1998.

      Interest expense, net of capitalized interest and interest income, increased by $1.0 million, or 4.2%, to $24.9 million for the nine months ended September 26, 1999 from $23.9 million for the same period in 1998. The increase in interest expense, net was primarily due to the increase in the average outstanding balance on the revolving credit facility during the nine months ended September 26, 1999 compared to the nine months ended September 27, 1998, along with the increase in the interest rates associated with the credit agreement that was amended effective December 27, 1998.

      EQUITY IN NET LOSS OF (RECOVERY OF WRITE-DOWN OF) JOINT VENTURE:

      During the fourth quarter ended December 27, 1998, the Company sold its 50% interest in its China joint venture and recorded a write-down of $3.5 million to eliminate the Company's remaining investment in and advances to the joint venture. On March 17, 1999 the Company received an additional $250,000 from the joint venture partner. These additional proceeds were reflected as income in the first quarter ended March 28, 1999. During June 1999, the Company was notified by its joint venture partner that it would remit approximately $577,000 in cash and $69,000 of equipment to the Company. The Company recorded such amount as income during the second quarter ended June 27, 1999. The Company received the cash on July 22, 1999 and anticipates receiving the equipment by the end of the current fiscal year. The Company does not anticipate any additional payments from the joint venture partner in the future. If any of the $0.3 million still due under the terms of the sale is received by the Company, such amount will be recorded as income by the Company at such time.

      PROVISION FOR INCOME TAXES:

      The provision for income taxes was $2.2 million, or 30.1%, and $2.0 million, or 38.0%, for the third quarters ended September 26, 1999 and September 27, 1998, respectively. The provision for income taxes was $0.2 million, or 7.8%, and $1.3 million, or 38.0%, for the nine months ended September 26, 1999 and September 27, 1998, respectively. The Company records income taxes based on the effective rate expected for the year with any changes in valuation allowance reflected in the period of change. The sale of the land and buildings associated with 13 previously franchised restaurants to the Company's largest franchisee during the third quarter ended September 26, 1999 favorably impacted the provision for income taxes as it triggered built-in gains which allowed for a reduction of the valuation allowance on certain net operating loss carryforwards.

      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET:

      In accordance with Statement of Position 98-5, the Company recognized $0.3 million of expense, net of income tax benefit, in the nine months ended September 26, 1999 related to previously deferred restaurant preopening costs.

      NET INCOME:

      Net income was $5.2 million and $3.2 million for the third quarters ended September 26, 1999 and September 27, 1998, respectively. Net income was $1.9 million and $2.2 million for the nine months ended September 26, 1999 and September 27, 1998, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $34.6 million for the nine months ended September 26, 1999 compared to $29.8 million for the same period of 1998. During the nine months ended September 26, 1999, accounts receivable decreased approximately $0.7 million primarily due to the timing of payments associated with foodservice promotional activity. Inventories increased $1.6 million as a result of increased restaurant promotional activity, including prepack and soft serve ice cream products, and anticipated increased retail sales. Other assets increased $0.9 million primarily due to $0.4 million of new uniforms associated with the rollout of our new soft serve product along with new uniforms for our reimaged locations, $2.1 million of prepaid rental payments, $0.7 million of costs associated with entering into lease agreements for two of the Company's new restaurant locations, offset by $2.4 million of insurance premium receivable payments associated with the Company's captive insurance company. Accounts payable increased approximately $10.0 million for the nine months ended September 26, 1999 primarily related to the timing of payments. Accrued expenses and other long-term liabilities decreased $1.8 million from December 27, 1998 to September 26, 1999 primarily due to payments made on accruals for restaurant construction and maintenance, relocation, an amendment fee associated with the Company's credit facility, point of sale equipment and costs associated with the closing of the Troy, Ohio manufacturing facility. The decrease was also impacted by the recognition of premium income which had been deferred as of December 27, 1998. The increase in accrued interest payable was due to one month of accrued interest at December 27, 1998 compared to approximately four months of accrued interest at September 26, 1999. This increase was primarily based on the timing of required payments on the Senior Notes. Available borrowings under the revolving credit facility were $30.0 million as of September 26, 1999.

         Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent the Company's debt instruments, if any, permit) are sources of cash. The amounts of debt financing that the Company will be able to incur under capital leases and for property and casualty insurance financing and the amount of asset sales by the Company are limited by the terms of its credit facility and Senior Notes.

         Net cash used in investing activities was $24.0 million in the nine months ended September 26, 1999 and $39.8 million in the same period of 1998. Capital expenditures for restaurant operations were approximately $9.1 million and $6.9 million for the three months ended September 26, 1999 and September 27, 1998, respectively. Capital expenditures for restaurant operations were approximately $31.1 million and $35.9 million for the nine months ended September 26, 1999 and September 27, 1998, respectively. The decrease in capital expenditures was primarily due to the reimaging of 92 restaurants and increasing the seating capacity in two restaurants during the nine months ended September 26, 1999 compared to 141 reimaged restaurants for the nine months ended September 27, 1998. Proceeds from the sales of property and equipment were $11.6 million and $1.4 million in the nine months ended September 26, 1999 and September 27, 1998, respectively.

         Net cash used in financing activities was $4.0 million in the nine months ended September 26, 1999. Net cash provided by financing activities was $6.9 million for the nine months ended September 27, 1998.

         The Company had a working capital deficit of $37.8 million as of September 26, 1999. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

         The Company's credit facility imposes significant operating and financial restrictions on the Company's ability to, among other things, incur indebtedness, create liens, sell assets, engage in mergers or consolidations, pay dividends and engage in certain transactions with affiliates. The credit facility limits the amount which the Company may spend on capital expenditures and requires the Company to comply with certain financial covenants. The Company's credit facility also restricts the use of proceeds from asset sales. Proceeds, as defined in the credit agreement, in excess of stated maximum allowable amounts must be used to permanently reduce outstanding obligations under the credit facility. As of September 26, 1999, the Company reached the maximum allowable amount of proceeds and was required to make a mandatory prepayment of $349,000. Additionally, all future net proceeds received from asset sales for the period September 27, 1999 through January 2, 2000 must be used to further reduce outstanding obligations under the credit facility. During fiscal 2000, the Company may retain up to a maximum of $3.0 million of net proceeds from asset sales to be invested into additional capital expenditures. Prepayments will be applied first to the Term Loans in inverse order of maturity and secondly, to permanently reduce the revolving credit commitment.

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

         The Company continues to execute its comprehensive plan to address the Year 2000 Issue. The plan addresses three main phases: (a) information systems;
(b) embedded chips; and (c) supply chain readiness (including customers as well as inventory and non-inventory suppliers). To oversee the process, the Company has established a Steering Committee comprised of executives and chaired by the Company's Senior Executive Vice President, Chief Financial Officer and Treasurer. The Committee reports regularly to the Board of Directors and the Audit Committee. The Company retained the services of a third party consultant with Year 2000 expertise to evaluate the Company's Year 2000 plan and make recommendations. As of September 26, 1999, the Company is vigorously remediating software and hardware deficiencies caused by the Year 2000 Issue and is at various stages of completion. Remediation of the Company's major business systems is complete, including financial reporting, asset management, accounts payable, payroll and human resources and manufacturing, purchasing and distribution systems. As of September 26, 1999, the Company has successfully completed an integrated Year 2000 test of its critical financial and operating systems. This test also included the rollover of the Company's network and operating system infrastructure. The systems tested included: financial reporting, asset management, accounts payable, payroll and human resources and manufacturing, purchasing and distribution systems. As of September 26, 1999, the Company continues to remediate and test the remaining systems. Software vendors of the Company's critical systems, from time to time, have provided updates to their software that may further insulate the Company from Year 2000 issues. The Company evaluates all software enhancements to ensure that no adverse activity may affect the day to day operation of the Company. The Company anticipates that its remaining targets are attainable in 1999. The Company continues to believe that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications or conversions are not made, or are not completed timely on the remaining business systems, the Year 2000 Issue should not have a material impact on the operations of the Company. Based on the work completed to date, the Company continues to anticipate that remediation will be substantially completed prior to December 1999.

         Certification of restaurant systems was completed by the end of the second quarter ended June 27, 1999. Retrofitting of restaurant technology hardware was also completed by the end of the second quarter. Revised point-of-sale software is currently installed at all restaurants and the Company continues to monitor its operation during the normal course of business operations. Other key restaurant software has also been certified. However, further testing of all applications will continue throughout the year.

         Embedded chip technology poses the most difficult challenge. The Company's focus has been directed at the manufacturing and distribution operations. As of September 26, 1999, all critical manufacturing functions have been evaluated and questionable equipment hardware is continually remediated in order to be compliant. The issues that currently remain open are non-critical in nature and should not impair the Company's ability to conduct its business. The Company continues to monitor its communications environment both internally and externally and will react as developments occur.

         The Company continues to take vigorous steps to monitor Year 2000 supply chain readiness by evaluating written assurances and on-site visits with over 325 business-critical suppliers. As of September 26, 1999, the Company continues to follow up with a very small number of vendors where Year 2000 compliance may be questionable. The Company also continues to identify alternate sources wherever appropriate.

         If any of the Company's suppliers or customers do not, or if the Company itself does not, successfully deal with the Year 2000 Issue, the Company could experience delays in receiving or sending goods that would increase its costs and that could cause the Company to lose business and even customers and could subject the Company to claims for damages. Problems with the Year 2000 Issue could also result in delays in the Company invoicing its customers or in the Company receiving payments from them that would affect the Company's liquidity. Problems with the Year 2000 Issue could affect the activities of the Company's customers to the point that their demand for the Company's products is reduced. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. In the extreme, such problems could bring the Company to a standstill. Although the Company has not developed a formal contingency plan to deal with business interruptions, management believes that it does have policies and procedures in place to handle any short-term disruptions to its business. The Company is currently developing a formal contingency plan to address issues which are outside of its control to ensure any disruptions to the business do not negatively impact the Company.

         The Company continues to evaluate the business environment and appropriate Year 2000 developments and is beginning the process to refine and consolidate operational procedures and resources in order to conduct its normal day-to-day business operations. As previously noted, some risks of the Year 2000 Issue are beyond the control of the Company, its suppliers and customers. For example, no preparations or contingency plan will protect the Company from a down-turn in economic activity caused by the possible ripple effect throughout the entire economy that could be caused by problems of others with the Year 2000 Issue.

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

         Of the total estimated project cost of $7.0 million, approximately $5.7 million is attributable to the purchase of new software and hardware, which will be capitalized. The remaining $1.3 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $6.2 million ($1.1 million expensed and $5.1 million capitalized for new systems) related to system improvements and the Year 2000 project.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1  Financial Data Schedule

(b) No report on Form 8-K was filed during the three months and nine months ended September 26, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FRIENDLY ICE CREAM CORPORATION


                          By: /s/ Paul J. Mcdonald
                              ---------------------------------------
                              Name: Paul J. McDonald
                              Title: Senior Executive Vice President,
                              Chief Financial Officer, Treasurer and
                              Assistant Clerk