Form 10-K405
period 2000-01-02
FRIENDLY ICE CREAM CORP
filed 2000-03-27
CIK 39135

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 2, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

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

                                 TITLE OF CLASS
                          Common Stock, $.01 par value

                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The aggregate market value of voting stock held by nonaffiliates of the registrant, based upon the closing sales price of the registrant's common stock on March 21, 2000 on the National Market tier of the Nasdaq Stock Market, Inc., was $25,525,547. For purpose of the foregoing calculation only, all members of the Board of Directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding is 7,462,733 as of March 21, 2000.

    Documents incorporated by reference:

    Part III of this 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after January 2, 2000.

                                     PART I

ITEM 1. BUSINESS

    ORGANIZATION

    Friendly's, founded in 1935, was publicly held from 1968 until January 1979, at which time it was acquired by Hershey Foods Corporation ("Hershey"). In 1988, The Restaurant Company ("TRC"), an investor group led by Donald N. Smith, the Company's current Chairman and Chief Executive Officer, acquired Friendly's from Hershey (the "TRC Acquisition"). In November 1997, the Company completed a public offering of 5,000,000 shares (approximately 70%) of its common stock for gross proceeds of $90 million and a public offering of $200 million of Senior Notes (collectively, the "Offerings").

    Unless the context indicates otherwise: (i) references herein to "Friendly's" or the "Company" refer to Friendly Ice Cream Corporation, its predecessors and its consolidated subsidiaries; (ii) references herein to "FICC" refer to Friendly Ice Cream Corporation and not its subsidiaries; and (iii) as used herein, "Northeast" refers to the Company's core markets, which include Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont. The Company's fiscal years ended
January 2, 2000, December 27, 1998, December 28, 1997, December 29, 1996 and December 31, 1995 are referred to herein as 1999, 1998, 1997, 1996 and 1995, respectively. Each year includes 52 weeks except 1999 which includes 53 weeks.

    GENERAL

    The Company owns and operates 618 restaurants, franchises 60 full-service restaurants and nine cafes and manufactures a complete line of packaged frozen desserts distributed through more than 3,500 supermarkets and other retail locations in 15 states. Friendly's offers its customers a unique dining experience by serving a variety of high-quality, reasonably-priced breakfast, lunch and dinner items, as well as its signature frozen desserts, in a fun and casual neighborhood setting. For the year ended January 2, 2000, Friendly's generated $709.0 million in total revenues and $65.0 million in EBITDA (as defined herein) and incurred $33.7 million of interest expense. During the same period, management estimates that approximately $238.2 million of total revenues were from the sale of approximately 19.3 million gallons of frozen desserts.

    Friendly's restaurants target families with children and adults who desire a reasonably-priced meal in a full-service setting. The Company's menu offers a broad selection of freshly-prepared foods which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items. Breakfast items include specialty omelettes and breakfast combinations featuring eggs, pancakes and bacon or sausage. Breakfasts generally range from $2.50 to $6.00 and account for approximately 12% of average restaurant revenues. Lunch and dinner items include a line of wrap sandwiches, entree salads, soups, super-melts, specialty burgers, appetizers including quesadillas, mozzarella cheese sticks and "Fronions," and stir-fry, chicken, pot pie, tenderloin steak and seafood entrees. These lunch and dinner items generally range from $3.50 to $11.00, and these dayparts account for approximately 54% of average restaurant revenues. Entree selections are complemented by Friendly's premium frozen desserts, including softserve, which was introduced in fiscal 1999, the Fribble-Registered Trademark-, the Company's signature thick shake, Happy Ending-Registered Trademark- Sundaes, Candy Shoppe-Registered Trademark-Sundaes, the Wattamelon Roll-Registered Trademark- and fat-free Sorbet Smoothies. The Company's frozen desserts are an important component of the Company's snack dayparts which accounts for 34% of average restaurant revenues.

    Despite the Company's capital constraints, management has implemented a number of initiatives to restore and improve operational and financial efficiencies. From the date of the TRC Acquisition through 1999, the Company
(i) implemented a major revitalization of its restaurants, (ii) repositioned the Friendly's concept from a sandwich and ice cream shoppe to a full-service, family-oriented restaurant with broader menu and daypart appeal, (iii) elevated customer service levels by recruiting more qualified managers and expanding the Company's training program, (iv) disposed of 233 under-performing restaurants,(v) capitalized upon the Company's strong brand name recognition by initiating the sale of Friendly's unique line of packaged frozen desserts through retail locations and (vi) has implemented a franchising strategy to extend profitably the Friendly's brand without the substantial capital required to build new restaurants. The Company is expanding its franchise business through sales of existing restaurants, which may include development agreements, in under-penetrated markets.

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

    RESTAURANT RE-IMAGING. The Company completed the re-imaging of 94 restaurants in 1999 at an estimated cost of $127,000 per restaurant (not including costs related to development of the prototype). This cost typically includes an interior redecoration and a new exterior package. The Company believes that efficiencies and economics associated with remodeling a large number of restaurants will reduce the average cost of the re-imaging in 2000 and beyond. The Company expects to complete the re-imaging of approximately 15 restaurants during 2000.

    NEW RESTAURANT CONVERSION AND CONSTRUCTION. The Company converted three restaurants in 1999 at a cost of approximately $723,000 per restaurant, excluding acquisition costs. The Company also converted two leased restaurants at a cost of approximately $347,000 per restaurant. The Company constructed six new restaurants in 1999 at a cost of approximately $1,106,000 per restaurant, excluding land and pre-opening expenses. The Company also replaced two existing buildings at a cost of approximately $871,000 per restaurant. The Company expects to complete the conversion or construction of approximately three restaurants during 2000. The Company is currently in the process of developing a panelized building concept. This concept involves using pre-fabricated building materials on new restaurants, which in turn would allow the Company to realize efficiencies. The Company expects this concept will decrease construction time and minimize potential delays resulting from weather factors. The new concept will be used in all Company new construction, franchise new construction and possibly small building replacements.

    SEATING CAPACITY EXPANSION PROGRAM. Beginning with the TRC Acquisition through January 2, 2000, the Company has expanded seating capacity at 33 restaurants by approximately 50 seats at an average cost of $293,000 per restaurant. The Company completed the expansion of three restaurants in 1999 at an average cost of $313,000 per restaurant. This cost typically includes adding 50 seats per restaurant, relocating certain equipment, an interior redecoration and a new exterior package and increasing parking capacity where necessary and available. The Company expects to complete the expansion of one restaurant during 2000.

    INSTALLATION OF RESTAURANT AUTOMATION SYSTEMS. Beginning with the TRC Acquisition through January 2, 2000, the Company has installed touch-screen point of sale ("POS") register systems in approximately 353 Company-owned restaurants and 57 franchised locations. The majority of these systems were installed at an average cost of $33,000 per restaurant, although complete systems have recently averaged $29,000. In addition, a limited system is now being deployed in the older, smaller buildings at an average cost of $17,000. These POS register systems are designed to improve revenue realization, food cost management and labor scheduling while increasing the speed and accuracy of processing customer orders. The Company installed POS register systems in ten Company-owned restaurants during 1999 and in each new unit. The Company expects to upgrade to the touch-screen POS system in approximately 200 restaurants during fiscal 2000.

    FRANCHISING PROGRAM

    The Company has initiated a franchising strategy to expand its restaurant presence in under-penetrated markets, accelerate restaurant growth in new markets, increase marketing and distribution efficiencies and preempt competition by acquiring restaurant locations in the Company's targeted markets. The Company's wholly-owned subsidiary, Friendly's Restaurants Franchise, Inc. ("FRFI") commenced operations in 1996 for the purpose of franchising various restaurant concepts. Since it began operations, FRFI has developed and now offers a franchise program for Friendly's restaurants. The Company generally seeks franchisees who have related business experience, capital adequacy to build-out the Friendly's concept and no other operations which have directly competitive restaurant or food concepts. As part of the development of its franchise business, the Company also sells existing Company-owned restaurants, known as "re-franchising." Friendly's receives (i) a royalty based on franchised restaurant revenues and (ii) revenues and earnings from the sale of Friendly's frozen desserts and other products.

    On July 14, 1997, the Company entered into a long-term agreement granting DavCo Restaurants, Inc. ("DavCo"), a franchisor of more than 230 Wendy's restaurants, exclusive rights to operate, manage and develop Friendly's full-service restaurants in the franchising region of Maryland, Delaware, the District of Columbia and northern Virginia (the "DavCo Agreement"). Pursuant to the DavCo Agreement, DavCo purchased certain assets and rights in 34 existing Friendly's restaurants in this franchising region, committed to open an additional 74 restaurants through 2005 and, subject to the fulfillment of certain conditions, further agreed to open 26 additional restaurants, for a total of 100 new restaurants in this franchising region through 2007.

    On January 19, 2000, the Company entered into a long-term agreement granting Kessler Family LLC ("Kessler"), a franchisor of 22 Burger King restaurants, non-exclusive rights to operate, manage and develop Friendly's full-service restaurants in the franchising region of Rochester, Buffalo and Syracuse, New York (the "Kessler Agreement"). Pursuant to the Kessler Agreement, Kessler purchased certain assets and rights in 29 existing Friendly's restaurants in this franchising region and committed to open an additional 15 restaurants over the next seven years.

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

    RESTAURANT CARRYOUT OPERATIONS

    Through dedicated carryout areas, Friendly's restaurants offer the Company's full line of frozen desserts, including soft serve ice cream products introduced in fiscal 1999, and certain of its food menu items. Reserved parking is available at many of the Company's free-standing restaurants to facilitate quick carryout service. Approximately 15% of the Company's average free-standing restaurant revenues are derived from its carryout business with a significant portion of these sales occurring during the afternoon and evening snack periods. In addition, approximately 4% of revenues come from sales of packaged frozen desserts in display cases within its restaurants.

    FOODSERVICE RETAIL OPERATIONS

    In 1989, the Company extended its premium packaged frozen dessert line from its restaurants into retail locations. The Company offers a branded product line that includes approximately 59 half-gallon varieties featuring premium ice cream shoppe flavors and unique sundae combinations, low and no fat frozen yogurt, low fat ice cream and sherbet. Specialty flavors include Royal Banana Split, Cappuccino Dream-TM- and Caramel Fudge Nut Blast-TM- and proprietary products include the Jubilee Roll-Registered Trademark-, Wattamelon
Roll-Registered Trademark- and Friendly's branded ice cream cakes and pies. The Company also licenses from Hershey the right to feature certain candy brands including Almond Joy-Registered Trademark-, Mr. Goodbar-Registered Trademark-, Reese's Pieces-Registered Trademark-, Reese's-Registered Trademark- Peanut Butter Cups and York-Registered Trademark- Peppermint Patties on packaged sundae cups and pints.

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

    The Company has developed a broker/distributor network designed to protect product quality through proper product handling and to enhance the merchandising of the Company's frozen desserts. The Company's experienced sales force manages this network to serve specific retailer needs on a market-by-market basis. In addition, the Company's retail marketing and sales departments coordinate market development plans and key account management programs. In conjunction with the development of the Company's franchising strategy, the Company sells a variety of products to its franchisees.

    MARKETING

    The Company's marketing strategy is to continue to strengthen Friendly's brand equity and further capitalize on its strong customer awareness to profitably build revenues across all businesses. The primary advertising messages will reinforce Friendly's key strategic positioning of (1) a family-oriented casual dining restaurant and (2) a contemporary ice cream shoppe.

    The Company's media plan is designed to build awareness and increase trial among key target audiences while optimizing spending by market based on media cost efficiencies and overall brand development. The Company classifies markets based upon restaurant penetration and the resulting advertising and promotion costs per restaurant. The Company's most highly-penetrated markets are supported with regular spot television advertisements from March through December. The Company augments its marketing efforts in these markets with radio advertising to target the breakfast daypart or to increase the frequency of the promotional message. In addition, the Company supports certain of these highly-penetrated markets (Albany, Boston, Hartford/Springfield and Providence) during the peak summer season with additional television media focusing on freshly-scooped and packaged frozen desserts. In its less developed markets, the Company utilizes targeted local store marketing initiatives such as radio, direct mail and newspaper advertising. All of the Company's markets are supported with an extensive promotional coupon program.

    The Company believes that its integrated restaurant and retail marketing efforts provide significant support for the development of its retail business. Specifically, the retail business benefits from the awareness and trial of Friendly's product offerings generated by its overall food and ice cream advertising and couponing efforts. The Company believes that this approach delivers a significantly higher level of consumer exposure and usage compared to the Company's packaged frozen dessert competitors which have only retail distribution. In turn, sales of the Company's products through more than 3,500 retail locations, supported by trade merchandising efforts, build incremental awareness and usage of Friendly's which management believes benefits the restaurants. Advertising and promotion expenditures were approximately
$22.9 million for 1999.

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

    MANUFACTURING

    As of January 2, 2000, the Company produces most of its frozen desserts in its Wilbraham, MA Company-owned manufacturing plant which employs a total of approximately 200 people. During the year ended January 2, 2000, the Company closed its Troy, OH manufacturing facility and moved the manufacturing and distribution operations to its Wilbraham, MA and a newly-constructed distribution facility in York, PA. The manufacturing plant occupies approximately 41,000 square feet of manufacturing space. During 1999, the Wilbraham plant operated at an average capacity of 80%, attaining 100% capacity for the months of June through August, and produced (i) over 16.9 million gallons of ice cream, sherbets and yogurt in bulk, half-gallons and pints,
(ii) 6.2 million sundae cups, (iii) 6.8 million frozen dessert rolls, pies and cakes and (iv) 1.3 million gallons of fountain syrups and toppings. The quality of the Company's products is important, both to sustain Friendly's image and to enable the Company to satisfy customer expectations. Wherever possible, the Company "engineers in" quality by installing modern processes such as computerized mix-making equipment and monitoring devices to ensure all storage tanks and rooms are kept at proper temperatures for maximum quality.

    PURCHASING AND DISTRIBUTION

    The basic raw materials for the Company's frozen desserts are dairy products and sugar. The Company's purchasing department purchases other food products, such as coffee, in large quantities. Although the Company generally does not hedge its positions in any of these commodities, it may opportunistically hedge some of its commodities and purchase some of these items in advance of a specific need. As a result, the Company is subject to the risk of substantial and sudden price increases, such as with the price of cream in 1998, and shortages or interruptions in the supply of such items, which could have a material adverse effect on the Company.

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

    The Company owns one distribution center and leases two others. The Company opened a new distribution facility in May 1999 in York, PA under an operating lease. The Company distributes most product lines to its restaurants, and its packaged frozen desserts to its retail customers, from warehouses in Chicopee and Wilbraham, MA and York, PA with a combined non-union workforce of approximately 200 employees. The Company's truck fleet delivers all but locally-sourced produce, milk and selected bakery products to its restaurants at least weekly, and during the highest sales periods, delivers to over 50% of Friendly's restaurants twice per week. The Chicopee, Wilbraham and York warehouses encompass 54,000 square feet, 109,000 square feet and approximately 86,000 square feet, respectively. The Company believes that these distribution facilities operate at or above industry standards with respect to timeliness and accuracy of deliveries.

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

    RELOCATION OF TROY OPERATIONS

    On December 1, 1998, the Company announced plans to relocate its manufacturing and distribution operations from Troy, OH to Wilbraham, MA and York, PA and sell the Troy, OH facility. The facility in York, PA, which is leased by the Company, is an approximately 86,000 square foot distribution and office facility. The Company completed the successful relocation of the Troy operations in May 1999. In addition, the Company sold its Troy, OH manufacturing facility in December 1999 (see Note 16 of Notes to Consolidated Financial Statements).

    HUMAN RESOURCES AND TRAINING

    The average Friendly's restaurant employs between two and four management team members, which may include one General Manager, one Assistant Manager, one Guest Service Supervisor and one Manager-in-Training. The General Manager is directly responsible for day-to-day operations. General Managers report to a District Manager who typically has responsibility for an average of seven restaurants. District Managers report to a Division Manager who typically has responsibility for approximately 50 restaurants. Division Managers report to a Regional Vice President who typically has responsibility for five or six Division Managers covering approximately 309 restaurants.

    The average Friendly's restaurant is staffed with four to twenty employees per shift, including the salaried restaurant management. Shift staffing levels vary by sales volume level, building configuration and time of day. The average restaurant typically utilized approximately
41,000 hourly-wage labor hours in 1999 in addition to salaried management.

    EMPLOYEES

    The total number of employees at the Company varies between 23,000 and 28,000 depending on the season of the year. As of January 2, 2000, the Company employed approximately 23,000 employees, of which approximately 22,000 were employed in Friendly's restaurants (including approximately 100 in field management), approximately 500 were employed at the Company's manufacturing and three distribution facilities and approximately 500 were employed at the Company's corporate headquarters and other offices. None of the Company's employees is a party to a collective bargaining agreement.

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

    The Company's restaurant operations are also subject to federal and state laws governing such matters as wages, hours, working conditions, civil rights and eligibility to work. Some states have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at the Company's restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage at a federal and/or state level could increase labor costs at the Company's restaurants. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect the Company as well as the restaurant industry in general. The Company is also subject to the Americans with Disabilities Act of 1990, which, among other things, may require certain minor renovations to its restaurants to meet federally-mandated requirements. The cost of these renovations is not expected to be material to the Company.

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

ITEM 2. PROPERTIES

    The table below identifies the location of the 678 restaurants operating as of January 2, 2000.

                               COMPANY-OWNED/LEASED                FRANCHISED RESTAURANTS
                          ------------------------------   --------------------------------------
                          FREESTANDING        OTHER        LEASED/OWNED BY   LEASED TO FRANCHISEE      TOTAL
STATE                     RESTAURANTS    RESTAURANTS (A)     FRANCHISEE            BY FICC          RESTAURANTS
-----                     ------------   ---------------   ---------------   --------------------   -----------
Connecticut.............        48              17                   --                  --              65
Delaware................        --              --                    4                   2               6
Florida.................        14               2                   --                  --              16
Maine...................        12              --                   --                  --              12
Maryland................         2               3                   20                  13              38
Massachusetts...........       113              36                   --                  --             149
New Hampshire...........        14               5                   --                  --              19
New Jersey..............        45              16                    3                   1              65
New York................       124              31                   --                  --             155
Ohio....................        42               1                   --                  --              43
Pennsylvania............        51              12                    3                   2              68
Rhode Island............         8              --                   --                  --               8
South Carolina..........        --              --                    2                  --               2
Vermont.................         9               2                   --                  --              11
Virginia................         8               3                    4                   6              21
                               ---             ---             --------            --------             ---
Total...................       490             128                   36                  24             678
                               ===             ===             ========            ========             ===

------------------------

    (a) Includes primarily malls and strip centers.

    The 542 freestanding restaurants (including 52 franchised restaurants) range in size from approximately 2,400 square feet to approximately 5,000 square feet. The 136 mall and strip center restaurants (including eight franchised restaurants) range in size from approximately 2,200 square feet to approximately 3,800 square feet. Of the 618 restaurants operated by the Company at January 2, 2000, the Company owned the buildings and the land for 256 restaurants, owned the buildings and leased the land for 144 restaurants, and leased both the buildings and the land for 218 restaurants. The Company's leases generally provide for the payment of fixed monthly rentals and related occupancy costs (e.g., property taxes and insurance). Additionally, most mall and strip center leases require the payment of common area maintenance charges and incremental rent of between 3.0% and 6.0% of the restaurant's sales.

    In addition to the Company's restaurants, the Company owns (i) an approximately 260,000 square foot facility on 46 acres in Wilbraham, MA which houses the corporate headquarters, a manufacturing and distribution facility and a warehouse, (ii) approximately 13 acres of land in Troy, OH and (iii) an approximately 18,000 square foot restaurant construction and maintenance service facility located in Wilbraham, MA. The Company leases (i) an approximately 60,000 square foot distribution facility in Chicopee, MA, (ii) an approximately 86,000 square foot distribution and office facility in York, PA, (iii) an approximately 38,000 square foot restaurant construction and maintenance support facility in Ludlow, MA and (iv) on a short-term basis, space for its division and regional offices, its training and development center and other support facilities.

ITEM 3. LEGAL PROCEEDINGS

    From time to time the Company is named as a defendant in legal actions arising in the ordinary course of its business. The Company is not party to any pending legal proceedings other than routine litigation incidental to its business. The Company does not believe that the resolutions of these claims will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    None

                               EXECUTIVE OFFICERS

    The executive officers of the Company and their respective ages and positions with the Company are as follows:

    DONALD N. SMITH, 59, has been Chairman and Chief Executive Officer of the Company since September 1988. Mr. Smith also served as the Company's President from September, 1988 to December 1998. Since 1986 Mr. Smith has been Chairman of the Board and Chief Executive Officer of The Restaurant Company and its predecessors, which owns and franchises a chain of mid-scale restaurants known as Perkins Restaurant and Bakery. Since 1998 he has also been the Chief Operating Officer of The Restaurant Company. Prior to joining The Restaurant Company, Mr. Smith was President and Chief Executive Officer for
Diversifoods, Inc. from 1983 to October 1985. From 1980 to 1983, Mr. Smith was Senior Vice President of PepsiCo., Inc. and was President of its Food Service Division. He was responsible for the operations of Pizza Hut Inc. and Taco Bell Corp., as well as North American Van Lines, Lee Way Motor Freight, Inc., PepsiCo Foods International and La Petite Boulangerie. Prior to 1980, Mr. Smith was President and Chief Executive Officer of Burger King Corporation and Senior Executive Vice President and Chief Operations Officer for McDonald's Corporation.

    JOHN L. CUTTER, 55, has been President and Chief Operating Officer since December, 1998. Prior to joining the Company, Mr. Cutter served as Chief Operating Officer at Boston Chicken, Inc. from 1997 through October 1998. From 1993 through 1997, he served as Chief Executive Officer and President of Boston Chicken Golden Gate, LLC, a franchisee of Boston Chicken, Inc. From 1991 through 1993, Mr. Cutter held the position of President and Chief Operating Officer for Nanco Restaurants, Inc. Prior to 1991, Mr. Cutter held the position of Group President at Saga Corporation/American Restaurant Group, Inc.

    RICHARD L. COUCH, 46, has been Senior Vice President, Chief Marketing Officer since November 1999. Prior to joining the Company, Mr. Couch operated as the President and Strategic Art Director for his own consulting firm. From 1980 through 1988, Mr. Couch worked for the Saga Corporation/American Restaurant Group, Inc. where he held a variety of executive positions. From 1976 through 1980, Mr. Couch was a marketing executive with Mr. Steak International.

    PAUL J. KELLEY, 44, has been Senior Vice President, Chief Financial Officer, Treasurer and Assistant Clerk since December 1999. Prior to joining the Company, Mr. Kelley served as Chief Financial Officer, Secretary, with the Il Fornaio (America) Corporation from April 1991 through December 1999. From January 1988 through April 1991, Mr. Kelley was the Vice President, Finance and a Board Member at Bon Appetit Management Co. From 1977 through 1988, Mr. Kelley held several positions with Saga Corporation/American Restaurant Group, Inc. including Vice President and Controller of the Specialty Restaurant Group.

    GERALD E. SINSIGALLI, 60, has been President, Foodservice Division of the Company since January 1989. Mr. Sinsigalli has been employed in various capacities with the Company since 1965. Mr. Sinsigalli's duties have included District and Division Manager, Director and Vice President of Operations and Senior Vice President.

    GARRETT J. ULRICH, 49, has been Vice President, Human Resources since September 1991. Mr. Ulrich held the position of Vice President, Human Resources for Dun & Bradstreet Information Services, North America from 1988 to 1991. From 1978 to 1988, Mr. Ulrich held various Human Resource executive and managerial positions at Pepsi Cola Company, a division of PepsiCo.

    ALLAN J. OKSCIN, 48, has been Corporate Controller since 1989 and has been employed in various capacities with the Company since 1977. Mr. Okscin's duties have included Assistant Controller and several managerial positions in Financial Reporting, Financial Services and Internal Auditing. Mr. Okscin is a certified public accountant.

    AARON B. PARKER, 42, has been Associate General Counsel and Clerk of the Company since August 1997. He served as Associate General Counsel and Assistant Clerk of the Company from 1989 to 1997. He also served as the Company's Managing Director of International Business from 1994 to 1996. Mr. Parker served as Special Counsel to TRC from 1986 to 1996. Mr. Parker served as Associate General Counsel of TRC and its predecessors from 1986 through 1988. Prior to joining TRC, Mr. Parker was in private practice with the law firm of Wildman, Harrold, Allen, Dixon & McDonnell.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock trades under the symbol FRND and is currently traded on the Nasdaq National Market. The following table sets forth the closing high and low sale price per share of the Company's common stock for the fiscal years ended January 2, 2000 and December 27, 1998, respectively:

                          MARKET PRICE OF COMMON STOCK

                                                                HIGH       LOW
                                                              --------   --------
1999
------------------------------------------------------------
First Quarter...............................................   $7.875     $5.063
Second Quarter..............................................    8.125       5.50
Third Quarter...............................................    9.594      5.438
Fourth Quarter..............................................    5.438      4.375

1998
------------------------------------------------------------
First Quarter...............................................   $20.50     $11.00
Second Quarter..............................................    26.50     15.375
Third Quarter...............................................    17.00      4.625
Fourth Quarter..............................................   10.188       5.50

    On January 3, 2000, the Company was notified by The Nasdaq-Amex Group, a NASD Company, that the Company's shares, which as of March 21, 2000 were traded on the NASDAQ National Market, had failed to maintain a minimum bid price of $5.00 per share or greater for 30 consecutive trading days as required under NASDAQ rules. Accordingly, unless the Company's shares listed on NASDAQ trade at $5.00 or above for at least ten consecutive trading days before April 3, 2000, the Company's shares will be delisted from NASDAQ on April 5, 2000. As of March 21, 2000, the Company's shares have not closed above $5.00 per share for 76 consecutive days. The Company will attempt to avoid or delay the delisting of its shares on April 5, 2000 by requesting a hearing under NASDAQ rules petitioning the NASDAQ Listing Qualifications Panel for (a) continued listing on the NASDAQ National Market, or (b) transfer of the Company's listed shares to the NASDAQ Small Cap Market.

    The number of shareholders of record of the Company's Common Stock as of March 21, 2000 was 7,462,733.

    The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any determination as to the payment of dividends will depend upon the future results of operations, capital requirements and financial condition of the Company and its subsidiaries and such other facts as the Board of Directors of the Company may consider, including any contractual or statutory restrictions on the Company's ability to pay dividends. The Company's credit facility and the Indenture relating to its Senior Notes each limit the Company's ability to pay dividends on its Common Stock, and the Company is currently prohibited from paying any dividends (other than stock dividends) under these provisions (See
Note 7 of Notes to Consolidated Financial Statements). The Company has not paid any dividends in the last five years.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

    The following table sets forth selected consolidated historical financial information of FICC and its consolidated subsidiaries which has been derived from the Company's audited Consolidated Financial Statements for each of the five most recent fiscal years ended January 2, 2000. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the basis of the presentation and significant accounting policies of the consolidated historical financial information set forth below. No dividends were declared or paid for any period presented.

                                                              FISCAL YEAR (A)
(IN THOUSANDS, EXCEPT PER SHARE DATA)       ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Restaurant..............................  $618,433   $595,308   $593,671   $596,675   $593,570
  Foodservice(retail and institutional)...    85,596     78,718     70,254     53,464     55,507
  Franchise...............................     4,967      3,769      2,375         --         --
  International...........................        23        301      1,247        668         72
                                            --------   --------   --------   --------   --------
Total revenues............................   709,019    678,096    667,547    650,807    649,149
                                            --------   --------   --------   --------   --------
Costs and expenses:
  Cost of sales...........................   206,413    204,884    197,627    191,956    192,600
  Labor and benefits......................   228,492    211,581    208,364    209,260    214,625
  Operating expenses......................   164,356    153,822    148,966    143,163    143,854
  General and administrative expenses
    (b)...................................    46,675     45,048     50,598     42,721     40,705
  Expenses associated with
    Recapitalization (c)..................        --         --        718         --         --
  Relocation of manufacturing and
    distribution facility (d).............     1,175        945         --         --         --
  Write-downs of property and equipment
    (e)...................................     1,913      1,132        770        227      7,352
  Depreciation and amortization...........    34,989     33,449     31,692     32,979     33,343
Gain on sales of restaurant operations and
  properties (f)..........................    (2,574)    (1,005)    (2,283)        --         --
                                            --------   --------   --------   --------   --------
Operating income..........................    27,580     28,240     31,095     30,501     16,670
Interest expense, net (g).................    33,694     31,838     39,303     44,141     41,904
(Recovery of write-down of) equity in net
  loss of joint venture (h)...............      (896)     4,828      1,530         --         --
                                            --------   --------   --------   --------   --------
Loss before benefit from (provision for)
  income taxes and cumulative effect of
  change in accounting principle..........    (5,218)    (8,426)    (9,738)   (13,640)   (25,234)
Benefit from (provision for) income
  taxes...................................     5,937      3,455      3,993      5,868    (33,419)
                                            --------   --------   --------   --------   --------
Income (loss) before cumulative effect of
  change in accounting principle..........       719     (4,971)    (5,745)    (7,772)   (58,653)
Cumulative effect of change in accounting
  principle, net of income tax
  effect(i)...............................      (319)        --      2,236         --         --
                                            --------   --------   --------   --------   --------
Net income (loss).........................  $    400   $ (4,971)  $ (3,509)  $ (7,772)  $(58,653)
                                            ========   ========   ========   ========   ========

                                                                         FISCAL YEAR (A)
                                                       ----------------------------------------------------
                                                         1999       1998       1997       1996       1995
                                                       --------   --------   --------   --------   --------
Basic and diluted income (loss) per share:
  Income (loss) before cumulative effect of change in
    accounting principle.............................   $0.09      $(0.67)    $(1.86)    $(3.60)   $(52.46)
  Cumulative effect of change in accounting
    principle, net of income tax effect..............   (0.04)         --       0.72         --         --
                                                        -----      ------     ------     ------    -------
  Net income (loss)..................................   $0.05      $(0.67)    $(1.14)    $(3.60)   $(52.46)
                                                        =====      ======     ======     ======    =======

                                                                   FISCAL YEAR (A)
                                                 ----------------------------------------------------
OTHER DATA:                                        1999       1998       1997       1996       1995
-----------                                      --------   --------   --------   --------   --------
EBITDA (j).....................................  $65,045    $63,543    $72,363    $63,707    $57,365
Net cash provided by operating activities......   34,551     32,865     22,118     26,163     27,790
Net cash used in investing activities..........  (22,775)   (48,320)   (23,437)   (20,308)   (18,166)
Net cash (used in) provided by financing
  activities...................................  (10,738)    11,405     (2,160)   (10,997)       176

Capital expenditures:
  Cash.........................................  $41,388    $51,172    $31,638    $24,217    $19,092
  Non-cash (k).................................       --        608      2,227      5,951      3,305
                                                 -------    -------    -------    -------    -------
Total capital expenditures.....................  $41,388    $51,780    $33,865    $30,168    $22,397
                                                 =======    =======    =======    =======    =======

                                     JANUARY 2,   DECEMBER 27,   DECEMBER 28,   DECEMBER 29,   DECEMBER 31,
                                        2000          1998           1997           1996           1995
                                     ----------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA:
Working capital (deficit)..........   $(47,824)     $(30,657)      $(15,791)      $ (20,700)     $ (14,678)
Total assets.......................   $356,370      $374,548       $371,871       $ 360,126      $ 370,292
Total long-term debt and capital
  lease obligations, excluding
  current maturities...............   $300,345      $320,806       $310,425       $ 385,977      $ 389,144
Total stockholders' equity
  (deficit)........................   $(89,705)     $(90,601)      $(86,361)      $(173,156)     $(165,534)

------------------------

(a) Fiscal 1999 includes 53 weeks of operations. All other fiscal years presented include 52 weeks of operations.

(b) General and administrative expenses includes stock compensation expense of $563, $722 and $8,407 for 1999, 1998 and 1997, respectively.

(c) Includes payroll taxes associated with stock compensation discussed in (b), and the write-off of deferred financing costs as a result of the Recapitalization in 1997.

(d) Represents costs associated with the relocation of manufacturing and distribution operations from Troy, OH to Wilbraham, MA and York, PA (see
    Note 16 of Notes to Consolidated Financial Statements).

(e) Includes non-cash write-downs of approximately $220 in 1998 related to equipment as a result of the closing of the Company's United Kingdom operations and $3,346 in 1995 related to a postponed debt restructuring. All other non-cash write-downs relate to property and equipment to be disposed of in the normal course of the Company's operations.

(f) Represents gains recorded in connection with sales of equipment, operating rights and properties to franchisees (see Notes 14 and 15 of Notes to Consolidated Financial Statements).

(g) Interest expense is net of capitalized interest of $397, $525, $250, $49 and $62 and interest income of $132, $278, $338, $318 and $390 for 1999, 1998,
    1997, 1996 and 1995, respectively.

(h) During fiscal 1999, the Company recovered approximately $827 of cash and $69 of equipment from its previous joint venture partner. Fiscal 1998 includes a $3,486 write-down of the investment in and advances to the joint venture to net realizable value based on the Company's decision to discontinue its direct investment in the joint venture. The Company's share of the joint venture's loss in 1998 and 1997 was $1,342 and $1,530, respectively (see
    Note 18 of Notes to Consolidated Financial Statements).

(i) Relates to a change in accounting principle for pre-opening costs in fiscal 1999 (see Note 3 of Notes to Consolidated Financial Statements), and a change in accounting principle for pensions in fiscal 1997 (see Note 10 of Notes to Consolidated Financial Statements).

(j) EBITDA represents consolidated net income (loss) before (i) cumulative effect of change in accounting principle, net of income tax effect,
    (ii) benefit from (provision for) income taxes, (iii) (recovery of write-down of) equity in net loss of joint venture, (iv) interest expense, net, (v) depreciation and amortization and (vi) write-downs of property and equipment and all other non-cash items. The Company has included information concerning EBITDA in this Form 10-K because it believes that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings from operations or other traditional indications of a company's operating performance.

(k) Non-cash capital expenditures represent the cost of assets acquired through the incurrence of capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE HEREIN.

OVERVIEW

    Friendly's owns and operates 618 restaurants, franchises 60 restaurants and nine cafes and distributes a full line of frozen desserts through more than 3,500 supermarkets and other retail locations in 15 states. The Company was publicly held from 1968 until January 1979, at which time it was acquired by Hershey Foods Corporation ("Hershey"). Under Hershey's ownership, the number of Company restaurants increased from 601 to 849. Hershey subsequently sold the Company in September 1988 to The Restaurant Company ("TRC") in a highly-leveraged transaction (the "TRC Acquisition").

    Beginning in 1989, the new management focused on improving operating performance through revitalizing and renovating restaurants, upgrading and expanding the menu and improving management hiring, training, development and retention. Also in 1989, the Company introduced its signature frozen desserts into retail locations in the Northeast. Since the beginning of 1989, 44 new restaurants have been opened while 233 under-performing restaurants have been closed and 41 restaurants have been refranchised.

    The high leverage associated with the TRC Acquisition has severely impacted the liquidity and profitability of the Company. As of January 2, 2000, the Company had a stockholders' deficit of $89.7 million. Cumulative net interest expense of $455.9 million since the TRC Acquisition has significantly contributed to the deficit. The Company's net income in 1999 of $0.4 million included $33.7 million of interest expense, net. The degree to which the Company is leveraged could have important consequences, including the following:
(i) potential impairment of the Company's ability to obtain additional financing in the future; (ii) because borrowings under the Company's credit facility in part bear interest at floating rates, the Company could be adversely affected by any increase in prevailing rates; (iii) the Company is more leveraged than certain of its principal competitors, which may place the Company at a competitive disadvantage; and (iv) the Company's substantial leverage may limit its ability to respond to changing business and economic conditions and make it more vulnerable to a downturn in general economic conditions.

    The Company's revenue, EBITDA and operating income have improved significantly since the TRC Acquisition. Despite the closing of 189 restaurants (net of restaurants opened) since the beginning of 1989, restaurant revenues have increased 11.0% from $557.3 million in 1989 to $618.4 million in 1999, while average revenue per restaurant has increased 44.1% from $665,000 to $958,000 during the same period. Foodservice operations manufactures frozen dessert products and distributes such manufactured products and purchased finished goods to both the Company's and franchised restaurants. Additionally, it sells frozen dessert products to distributors and retail and institutional locations. Foodservice (retail and institutional), franchise and other revenues have also increased from $1.4 million in 1989 to $90.6 million in 1999. In addition, EBITDA has increased 37.1% from $47.4 million in 1989 to $65.0 million in 1999, while operating income has increased from $4.1 million to $27.6 million over the same period. As a result of the positive impact of the Company's re-imaging program, the closing of under-performing restaurants, the growth of foodservice and other businesses and the commencement in July 1997 of the Company's franchising program, period-to-period comparisons may not be meaningful. Despite these improvements in operating performance, and primarily as a result of its high leverage and interest expense, the Company has reported net income (losses) of $0.4 million, ($5.0 million), ($3.5 million), ($7.8 million) and ($58.7 million) for 1999, 1998, 1997, 1996 and 1995, respectively.

    The Company's revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of frozen desserts through retail and institutional locations and franchising.

RESULTS OF OPERATIONS

    The operating results of the Company expressed as a percentage of total revenues are set forth below:

                                                                                FISCAL YEAR
                                                                   --------------------------------------
                                                                     1999           1998           1997
                                                                   --------       --------       --------
Revenues:
  Restaurant................................................         87.2%          87.8%          88.9%
  Foodservice(retail and institutional).....................         12.1           11.6           10.5
  Franchise.................................................          0.7            0.6            0.4
  International.............................................           --             --            0.2
                                                                    -----          -----          -----
Total revenues..............................................        100.0          100.0          100.0
                                                                    -----          -----          -----
Costs and expenses:
  Cost of sales.............................................         29.1           30.2           29.6
  Labor and benefits........................................         32.2           31.2           31.2
  Operating expenses........................................         23.2           22.7           22.3
  General and administrative expenses.......................          6.6            6.6            7.6
  Expenses associated with Recapitalization.................           --             --            0.1
  Relocation of manufacturing and distribution facility.....          0.2            0.1             --
  Write-downs of property and equipment.....................          0.3            0.2            0.1
  Depreciation and amortization.............................          4.9            4.9            4.8
  Gain on sales of restaurant operations and properties.....         (0.4)          (0.1)          (0.3)
                                                                    -----          -----          -----
Operating income............................................          3.9            4.2            4.6
Interest expense, net.......................................          4.7            4.7            5.9
(Recovery of write-down of) equity in net loss of joint
  venture...................................................         (0.1)           0.7            0.2
                                                                    -----          -----          -----
Loss before benefit from income taxes and cumulative effect
  of change in accounting principle.........................         (0.7)          (1.2)          (1.5)
Benefit from income taxes...................................          0.8            0.5            0.6
                                                                    -----          -----          -----
Income (loss) before cumulative effect of change in
  accounting principle......................................          0.1           (0.7)          (0.9)
Cumulative effect of change in accounting principle, net of
  income tax effect.........................................          0.0             --            0.4
                                                                    -----          -----          -----
Net income (loss)...........................................          0.1%          (0.7)%         (0.5)%
                                                                    =====          =====          =====

    1999 COMPARED TO 1998

    REVENUES:

    Total revenues increased $30.9 million, or 4.6%, to $709.0 million in 1999 from $678.1 million in 1998. Restaurant revenues increased $23.1 million, or 3.9%, to $618.4 million in 1999 from $595.3 million in 1998. Fiscal 1999 included a 53(rd) week of operations. The additional week contributed approximately $12.5 million in total revenues for the restaurant and Foodservice (retail and institutional) segments. Comparable restaurant revenues increased 2.2% from 1998 to 1999. Restaurant revenues increased by $14.2 million due to the opening of 11 new Company-owned restaurants during the fiscal year ended January 2, 2000. Revenues were favorably impacted by $17.7 million due to the increased sales performance of the Company's 276 re-imaged restaurants. In addition, sales at restaurants which have not been re-imaged increased
$5.5 million. Offsetting these increases was the decrease in sales of $9.7 million primarily as the result of the closing of 34 under-performing restaurants during the fiscal year ended January 2, 2000. Sales for the fiscal year ended January 2, 2000 were also negatively impacted by $4.7 million as a result of the sale of five restaurants to franchisees. Foodservice (retail and institutional) revenues increased by

$6.9 million, or 8.8%, to $85.6 million in 1999 from $78.7 million in 1998. The increase was primarily due to an increase in sales as a result of the increase in the number of franchise locations. There were 69 franchise units (including cafes) open at January 2, 2000 compared to 53 franchise units open at December 27, 1998. The Company's Foodservice division sells a variety of products to the franchisees. Franchise revenues increased $1.2 million or 31.6% to $5.0 million in 1999 from $3.8 million in 1998. The increase is primarily the result of the increase in franchise units previously mentioned. International revenues for 1999 were nominal as a result of the Company's decision to discontinue its international business in 1998.

    COST OF SALES:

    Cost of sales increased $1.5 million, or 0.7%, to $206.4 million in 1999 from $204.9 million in 1998. Cost of sales as a percentage of total revenues decreased to 29.1% in 1999 from 30.2% in 1998. The Company experienced a 30.1% decrease in the cost of cream, the principal ingredient in ice cream, for the fiscal year ended January 2, 2000 when compared to the fiscal year ended December 27, 1998. In addition, 1998 included $0.2 million of inventory write-downs associated with the Company's United Kingdom operations.

    LABOR AND BENEFITS:

    Labor and benefits increased $16.9 million, or 8.0%, to $228.5 million in 1999 from $211.6 million in 1998. Labor and benefits as a percentage of total revenues was 32.2% for the fiscal year ended January 2, 2000 compared to 31.2% for the fiscal year ended December 27, 1998. The higher labor cost as a percentage of total revenues is primarily the result of the Company's emphasis on improving guest service by increasing staffing levels at the restaurants, the impact of low unemployment rates on wages and training related to the Company's soft serve ice cream rollout in fiscal 1999. In addition, the 1999 average hourly rate increased compared to 1998 due to increased over-time for staffing at the carryout windows as part of the soft serve product introduction.

    OPERATING EXPENSES:

    Operating expenses increased $10.6 million, or 6.9%, to $164.4 million in 1999 from $153.8 million in 1998. Operating expenses as a percentage of total revenues increased to 23.2% in 1999 from 22.7% in 1998. This increase was primarily due to an increase in advertising and promotion expenses associated with the rollout of the Company's new soft serve product and increased maintenance expenses associated with improving restaurant standards in 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES:

    General and administrative expenses increased $1.7 million, or 3.8%, to $46.7 million in 1999 from $45.0 million in 1998. General and administrative expenses as a percentage of total revenues was 6.6% in 1999 and 1998. The increase was partially due to $0.7 million of severance costs associated with certain management changes in 1999. In addition, the increase was attributable to the costs associated with new restaurant programs instituted to improve guest service at the restaurants.

    EBITDA:

    As a result of the above, EBITDA increased $1.5 million, or 2.4%, to $65.0 million in 1999 from $63.5 million in 1998. EBITDA as a percentage of total revenues decreased to 9.2% in 1999 from 9.4% in 1998.

    RELOCATION OF MANUFACTURING AND DISTRIBUTION FACILITY:

    Relocation of manufacturing and distribution facility expense relates to costs paid in connection with the relocation of manufacturing and distribution operations from Troy, OH to Wilbraham, MA and York,

PA. The $945,000 of expense in 1998 primarily represents severance, utility and other anticipated costs with closing and relocating the manufacturing facility. The 1999 expense includes a $1,033,000 loss on the sale of the Troy, OH manufacturing facility and additional costs of $142,000 associated with the relocation of the facility (see Note 16 of Notes to Consolidated Financial Statements).

    WRITE-DOWNS OF PROPERTY AND EQUIPMENT:

    Write-downs of property and equipment increased $0.8 million to $1.9 million in 1999 from $1.1 million in 1998 as 19 properties were written down in fiscal 1999 and nine properties were written down in 1998.

    DEPRECIATION AND AMORTIZATION:

    Depreciation and amortization increased $1.6 million, or 4.8%, to $35.0 million in 1999 from $33.4 million in 1998. Depreciation and amortization as a percentage of total revenues was 4.9% in 1999 and 1998. The increase was attributable to expenditures associated with re-imaging projects and new restaurants.

    GAIN ON SALES OF RESTAURANT OPERATIONS AND PROPERTIES:

    Gain on sales of restaurant operations and properties increased
$1.6 million, to $2.6 million in 1999 from $1.0 million in 1998. The increase is primarily the result of the Company selling the land and buildings associated with 13 previously franchised restaurants to the Company's largest franchisee, located in the Baltimore/Washington D.C. area, for $6.8 million in fiscal 1999 which resulted in a gain of $1.6 million.

    INTEREST EXPENSE, NET:

    Interest expense, net of capitalized interest and interest income, increased by $1.9 million, or 6.0%, to $33.7 million in 1999 from $31.8 million in 1998. The increase in interest expense, net was primarily due to the increase in the average outstanding balance on the revolving credit facility during the fiscal year ended January 2, 2000 compared to the fiscal year ended December 27, 1998, along with the increase in interest rates associated with the credit agreement that was amended effective December 27, 1998.

    (RECOVERY OF WRITE-DOWN OF) EQUITY IN NET LOSS OF JOINT VENTURE:

    During the fourth quarter ended December 27, 1998, the Company sold its 50% interest in its China joint venture and recorded a write-down of $3.5 million to eliminate the Company's remaining investment in and advances to the joint venture. On March 17, 1999 the Company received an additional $250,000 from the joint venture partner. These additional proceeds were reflected as income in the first quarter ended March 28, 1999. During June 1999, the Company was notified by its joint venture partner that it would remit approximately $577,000 in cash and $69,000 of equipment to the Company. The Company recorded such amounts as income during the second quarter ended June 27, 1999. The Company received the cash on July 22, 1999 and received the equipment in the fourth quarter ended January 2, 2000.

    BENEFIT FROM INCOME TAXES:

    The benefit from income taxes was $5.9 million, or 114%, in 1999 compared to $3.5 million, or 41%, in 1998. The sale of the land and buildings associated with 13 previously franchised restaurants to the Company's largest franchisee, the sale of the Troy, OH manufacturing facility and other franchise sales during the fiscal year ended January 2, 2000 favorably impacted the provision for income taxes as they triggered built-in gains which allowed for a reduction in the valuation allowance on certain net operating loss carryforwards.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET:

    In accordance with Statement of Position (SOP) No. 98-5, the Company recognized $0.3 million of expense, net of the related income tax benefit of $0.2 million, for the fiscal year ended January 2, 2000 related to previously deferred restaurant preopening costs.

    NET INCOME (LOSS):

    Net income was $0.4 million in 1999 compared to a net loss of $5.0 million in 1998 for the reasons discussed above.

    1998 COMPARED TO 1997

    REVENUES:

    Total revenues increased $10.6 million, or 1.6%, to $678.1 million in 1998 from $667.5 million in 1997. Restaurant revenues increased $1.6 million, or 0.3%, to $595.3 million in 1998 from $593.7 million in 1997. Comparable restaurant revenues increased 3.3%. The increase in restaurant revenues was due to the introduction of higher-priced lunch and dinner entrees, selected menu price increases, a shift in sales mix to higher-priced items, a milder winter in the 1998 period which allowed for favorable traffic comparisons and the re-imaging of 142 restaurants under the Company's Focus 2000 program. The increase in restaurant revenues was partially offset by the closing of 21 under-performing restaurants. There were seven new restaurants opened in 1998. In addition, the increase was partially offset by the sale of 36 restaurants to franchisees, which resulted in a $17.2 million reduction in restaurant revenues. Restaurant revenues were also reduced by $1.9 million due to the close-down days associated with the construction of the Company's re-imaging projects. Foodservice (retail and institutional) revenues increased by $8.4 million, or 11.9%, to $78.7 million in 1998 from $70.3 million in 1997. The increase was primarily due to an increase in retail sales in existing markets. International revenues decreased $0.9 million to $0.3 million in 1998 from $1.2 million in 1997. Franchise revenues increased $1.4 million or 58% to $3.8 million in 1998 from $2.4 million in 1997. The increase is primarily the result of an increase in the number of franchised units and initial fees associated with 1998 franchise transactions.

    COST OF SALES:

    Cost of sales increased $7.3 million, or 3.7%, to $204.9 million in 1998 from $197.6 million in 1997. Cost of sales as a percentage of total revenues increased to 30.2% in 1998 from 29.6% in 1997. Results were significantly impacted by an unprecedented increase in the cost of dairy raw materials, specifically fresh cream. The total impact to the Company due to the cost of dairy raw materials was an increase in cost of sales of approximately
$6.9 million. To compensate for this increase, the Company increased prices on certain packaged ice cream products and modified promotional strategies. The higher food cost as a percentage of total revenue was also due to the increases in non-restaurant sales, which carry a higher food cost compared to restaurant sales. In addition, 1998 included $0.2 million of inventory write-downs associated with the Company's United Kingdom operations.

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

    GENERAL AND ADMINISTRATIVE EXPENSES:

    General and administrative expenses decreased $5.6 million, or 11.1%, to $45.0 million in 1998 from $50.6 million in 1997. General and administrative expenses as a percentage of total revenues decreased to 6.6% in 1998 from 7.6% in 1997. The decrease was primarily due to the costs recognized in 1997 for stock compensation expense related to the Initial Public Offering offset by increased Year 2000 training costs, higher relocation expenses and fringe benefit expenses in 1998. In addition, contributing to the decrease were lower incentive compensation costs and reduced management fees paid to TRC as a result of the deconsolidation.

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

    EXPENSES ASSOCIATED WITH RECAPITALIZATION:

    In 1997, expenses associated with Recapitalization included payroll taxes associated with stock compensation and the write-off of deferred financing costs related to the Company's previous credit facility.

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

    GAIN ON SALES OF RESTAURANT OPERATIONS AND PROPERTIES:

    Gain on sales of restaurant operations and properties decreased
$1.3 million, or 57%, to $1.0 million in 1998 from $2.3 million in 1997. The decrease was due to the gain recognized in 1998 from the sale of equipment and operating rights for two locations compared to the gain recognized in 1997 from the sale of equipment and operating rights for 34 locations.

    INTEREST EXPENSE, NET:

    Interest expense, net of capitalized interest and interest income, decreased by $7.5 million, or 19.1%, to $31.8 million in 1998 from $39.3 million in 1997. The decrease in interest expense was due to the reduction of debt, including capital lease obligations, and interest rates associated with the Company's Recapitalization in November 1997.

    (RECOVERY OF WRITE-DOWN OF) EQUITY IN NET LOSS OF JOINT VENTURE:

    The (recovery of write-down of) equity in net loss of joint venture increased $3.3 million to $4.8 million in 1998 from $1.5 million in 1997. The increase was primarily the result of the $3.5 million write-off of the investment in and advances to the joint venture based on the Company's decision to discontinue its direct investment in the joint venture. The Company's share of the joint venture's loss in 1998 was $1.3 million.

    BENEFIT FROM INCOME TAXES:

    The benefit from income taxes was $3.5 million, or 41%, in 1998 compared to $4.0 million, or 41%, in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $34.6 million in 1999, $32.9 million in 1998 and $22.1 million in 1997. Accounts receivable decreased approximately $1.6 million from December 27, 1998 to January 2, 2000. The decrease was primarily due to the timing of payments associated with Foodservice retail promotional activity. Inventories decreased approximately $4.2 million from December 27, 1998 to January 2, 2000 primarily due to the reduction in the number of Company-owned restaurants from 646 restaurants at December 27, 1998 compared to 618 restaurants at January 2, 2000. Other assets increased
$1.8 million from December 27, 1998 to January 2, 2000, primarily related to $0.7 million of costs associated with entering into lease agreements for two of the Company's new restaurant locations. In addition, the increase was also attributable to a $0.8 million reduction in the prepaid dessert center fees for retail. Available borrowings under the revolving credit facility were $34.0 million as of January 2, 2000.

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

    The Company requires capital principally to maintain existing restaurant and plant facilities, to continue to renovate and re-image existing restaurants, to convert restaurants, to construct new restaurants and for general corporate purposes. Since the TRC Acquisition and through January 2, 2000, the Company has spent $380.4 million on capital expenditures, including capitalized leases, of which $119.9 million was for the renovation of restaurants under its revitalization and re-imaging programs.

    Net cash used in investing activities was $22.8 million in 1999, $48.3 million in 1998 and $23.4 million in 1997. Capital expenditures for restaurant operations, including capitalized leases, were approximately
$36.3 million in 1999, $43.7 million in 1998 and $28.9 million in 1997. Capital expenditures were offset by proceeds from the sale of property and equipment of $17.5 million, $2.9 million and $5.0 million in 1999, 1998 and 1997, respectively.

    The Company also uses capital to repay borrowings when cash is sufficient to allow for repayments. Net cash used in financing activities was $10.7 million in 1999. Net cash provided by financing activities was $11.4 million in 1998. Net cash used in financing activities to repay borrowings was $14.6 million in 1997 excluding the effect of the Recapitalization, which resulted in proceeds of $200 million from the issuance of Senior Notes, $90 million from term loans and $90 million from the Common Stock Offering. These proceeds were used to pay the balances outstanding under the previous credit facility, certain capital lease obligations and fees and expenses related to the Recapitalization.

    The Company had a working capital deficit of $47.8 million as of January 2, 2000. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related amounts for food, supplies and payroll become due.

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

    Borrowings under the New Credit Facility incurred interest through December 27, 1998, at FICC's option, at either (i) the Eurodollar Rate plus 2.25% per annum or (ii) the ABR rate (the greater of (a) a specified prime rate or (b) the federal funds rate plus 0.50%) plus 0.75% per annum for drawings under the Revolving Credit Facility, 0.50% per annum for amounts undrawn under the Revolving Credit Facility, 0.50% per annum for amounts unissued under the Letter of Credit Facility and 2.50% per annum for amounts issued but undrawn under the Letter of Credit Facility. Borrowings under the Term Loans incurred interest through December 27, 1998, at FICC's option, at either the Eurodollar Rate plus 2.25%, 2.50% and 2.75% or the ABR rate plus 0.75%, 1.00% and 1.25% for Tranches A, B and C, respectively. As of January 2, 2000, the one-month and three-month Eurodollar Rates were 5.84% and 6.00%, respectively.

As of December 27, 1998, the one-month and three-month Eurodollar Rates were 5.63% and 5.28%, respectively. FICC entered into a three-year interest rate swap agreement to hedge the impact of interest rate changes on the Term Loans. The interest rate swap agreement has a notional amount equal to the unpaid balance, before additional prepayments, of the Term Loans and effectively fixed the interest rates on Tranches A, B and C of the Term Loans at 8.25%, 8.50% and 8.75%, respectively, prior to the effect of the amendment described below. The interest rate swap agreement matures on November 20, 2000.

    Effective December 27, 1998, the New Credit Facility was amended. In connection with this amendment, certain covenants were changed and interest rates on borrowings were increased. The per annum interest rates on drawings under the Revolving Credit Facility increased 0.25% and 0.50% for Eurodollar and ABR loans, respectively. The per annum interest rates on Tranches A, B and C of Eurodollar Term Loans increased 0.25% and the per annum interest rates on ABR Term Loans increased 0.50%, 0.25% and 0.25% for Tranches A, B and C, respectively. The per annum interest rate on amounts issued but undrawn under the Letter of Credit Facility increased 0.25%. References herein to the New Credit Facility shall mean as amended on December 27, 1998. As a result of this amendment, interest rates on the Company's Term Loans increased to 8.0%, 8.0% and 8.25% for Tranches A, B and C, respectively, as of December 27, 1998. The interest rates on the Company's Revolving Credit Facility increased to 9.0% for ABR borrowings and 8.31% and 8.37% for the two outstanding Eurodollar borrowings under this facility.

    Additionally, effective December 31, 1999, the New Credit Facility was again amended. As a result of this amendment, the Consolidated leverage ratio covenant was revised for the fourth quarter ended January 2, 2000. The Company did not incur any expenses associated with this amendment. As of January 2, 2000, the interest rates in effect for the Company's Term Loans were 8.97%, 8.97% and 9.22% for Tranches A, B and C, respectively. The interest rates on the Company's revolving credit facility were 9.75% for ABR borrowings and 8.97% for Eurodollar borrowings under this facility. References herein to the New Credit Facility shall mean as amended on December 31, 1999.

    Annual scheduled principal payments due under the Term Loans will total
$9.1 million, $10.8 million, $10.6 million, $16.0 million, $15.2 million and $18.8 million in 2000 through 2005, respectively. In addition to the principal payments, the Term Loans are permanently reduced by: (i) specified percentages of each year's Excess Cash Flow (as defined), (ii) specified percentages of the aggregate net cash proceeds from certain issuances of indebtedness and
(iii) 100% of the aggregate net cash proceeds from asset sales (as defined) and certain insurance claim proceeds, in each case in this clause (iii), in excess of stated maximum amounts or not re-employed within 180 days in the Company's business. Any such applicable proceeds and Excess Cash Flow are applied to the Term Loans in inverse order of maturity. Principal payments due in 2000 on the Term Loans as a result of Excess Cash Flow for 1999 of $4.5 million are included in current maturities of long-term debt in the accompanying consolidated financial statements. The Revolving Credit Facility matures on November 15, 2002.

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

    The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities, to continue to renovate and re-image existing restaurants, to convert restaurants and to construct new restaurants. Capital expenditures for 2000 are anticipated to be $30.4 million in the aggregate, of which $22.7 million is expected to be spent on restaurant operations. The Company's actual 2000 capital expenditures may vary from the estimated amounts set forth herein.

    In addition, the Company will need capital in connection with commitments to purchase approximately $61.8 million of raw materials, food products and supplies used in the normal course of business and its self-insurance through retentions or deductibles of the majority of its workers' compensation, automobile, general liability and group health insurance programs. The Company's self-insurance obligations may exceed its reserves.

    The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the New Credit Facility will be sufficient to meet the Company's anticipated operating and capital requirements for the foreseeable future.

    RECENT DEVELOPMENTS

    In March 2000, the Company's Board of Directors approved a restructuring plan that provides for the immediate closing of 79 restaurants by the end of March 2000 and the disposition of an additional 71 restaurants. The
71 locations will remain in operation until they are sold, subleased or closed prior to March 2002. The restaurants to be closed are generally lower sales volume units operating in markets in which management believes the Company has a strong market penetration. The larger units in these markets will continue operating. In connection with the restructuring plan, the Company will eliminate approximately 150 management/administrative employees in the field organization and at corporate headquarters.

    As a result of this plan, the Company will report a pre-tax write-down of property and equipment of approximately $18 million and a pre-tax restructuring charge of approximately $12 million for severance pay, lease cancellation fees, restaurant de-identification costs and certain other costs associated with the closing of the locations in the first quarter ended April 2, 2000. Management believes that future annual savings associated with the reduction in force are estimated to be $8 million. In connection with this restructuring plan, the Company's Credit Facility was amended on March 23, 2000. The Consolidated net worth covenant was adjusted primarily to reflect the write-down of property and equipment and restructuring charges associated with the restructuring plan and interest rates on borrowings will be increased. The per annum interest rates on the Term Loans, Revolving Credit Facility and the Letter of Credit Facility will be increased by 0.25% as a result of this amendment.

    On January 19, 2000, the Company entered into an agreement granting Kessler Family LLC ("Kessler") non-exclusive rights to operate and develop Friendly's full-service restaurants in the franchising region of Rochester, Buffalo and Syracuse, New York (the "Kessler Agreement"). Pursuant to the Kessler Agreement, Kessler purchased certain assets and rights in 29 existing Friendly's restaurants and committed to open an additional 15 restaurants over the next seven years. Gross proceeds from the sale were approximately $13,300,000 of which $735,000 was for franchise fees for the initial 29 restaurants. The $735,000 will be recorded as revenue in the year ending December 31, 2000. The Company will recognize a gain of approximately $1,500,000 related to the sale of the assets for the 29 existing franchised locations in the year ending
December 31, 2000. As a result of the sale of these units, the Company recorded a write-down of $500,000 in the first quarter of fiscal 2000 for the remaining 11 restaurants in this operating region, since the Company does not intend to operate them in the future.

    On January 3, 2000, the Company received notice from The Nasdaq-Amex Group, a NASD Company, that the Company's shares, which are currently listed on the NASDAQ National Market, had failed to maintain a minimum bid price of $5.00 per share or greater for 30 consecutive trading days as required under NASDAQ rules. See Item 5.

    IMPACT OF YEAR 2000

    The Year 2000 Issue is the result of computer programs historically being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may have recognized a date using "00" as the year 1900 rather than the year 2000.

This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal day-to-day operations.

    The Company completed the requirements outlined in its comprehensive plan to address the Year 2000 Issue. The plan addressed three main phases:
(a) information systems; (b) embedded chips; and (c) supply chain readiness (including customers as well as inventory and non-inventory suppliers). To oversee the process, the Company established a Steering Committee comprised of executives and chaired by the Company's Senior Executive Vice President, Chief Financial Officer and Treasurer. The Committee reports regularly to the Board of Directors and the Audit Committee. As of January 2, 2000, and through March 21, 2000, the Company had not had any major systems failures either in core centralized systems or restaurant operating software and hardware. The minor problems which arose were procedural in nature and were resolved. Remediation of the Company's major business systems has been completed, including financial reporting, asset management, accounts payable, payroll and human resources and manufacturing, purchasing and distribution systems. Prior to January 2, 2000, the Company had successfully completed an integrated Year 2000 test of its critical financial operating system. This test also included the rollover of the Company's network and operating system infrastructure. The systems tested included financial reporting, asset management, accounts payable, payroll and human resources and manufacturing, purchasing and distribution systems. The Company continues to evaluate all software enhancements to ensure that no adverse activity may affect the day-to-day operation of the Company.

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

    Of the total project cost of $7.1 million, approximately $5.8 million was attributable to the purchase of new software and hardware, which was capitalized. The remaining $1.3 million was expensed as incurred.

    The Company's total Year 2000 project cost included the costs and time associated with the impact of third party Year 2000 Issues. The Company utilized both internal and external resources to reprogram, or replace, and test the software for the system improvement and Year 2000 modifications. The total cost of the system improvement and the Year 2000 project was funded through operating cash flows.

    The Company continues to monitor all phases of its technology environment to ensure that there are no long term issues. The Company does not anticipate any effects of the Year 2000 Issue on a going forward basis.

    NET OPERATING LOSS CARRYFORWARDS

    As of January 2, 2000, the Company has a federal net operating loss ("NOL") carryforward of $45.5 million. Because of a change of ownership of the Company under Section 382 of the Internal Revenue Code on March 26, 1996, $21.3 million of the NOL carryforward can be used only to offset current or future taxable income to the extent that any additional net unrealized built-in gains which existed at March 26, 1996 are recognized by March 26, 2001. The Common Stock Offering in November 1997 resulted in the Company having another change of ownership under Section 382 of the Internal Revenue Code. Accordingly, in tax years ending after the Common Stock Offering, the Company is limited in how much of its NOLs it can utilize. The amount of NOL's which may be used each year prior to any built-in gains being triggered is approximately $2.4 million. The NOLs expire, if unused, between 2001 and 2019. In addition, the NOL carryforwards are subject to adjustment upon review by the Internal Revenue Service.

    INFLATION

    The inflationary factors which have historically affected the Company's results of operations include increases in the costs of cream, sweeteners, purchased food, labor and other operating expenses. Approximately 15% of wages paid in the Company's restaurants are impacted by changes in the federal or state minimum hourly wage rate. Accordingly, changes in the federal or state minimum hourly wage rates directly affect the Company's labor cost. The Company is able to minimize the impact of inflation on occupancy costs by owning the underlying real estate for approximately 41% of its restaurants. The Company and the restaurant industry typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that the Company will be able to offset such inflationary cost increases in the future.

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

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB")No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The SAB specifically sets forth criteria which must be met in order for revenue to be recognized. The Company is required to adopt SAB No. 101 on January 3, 2000. The adoption of SAB No. 101 is not expected to have a material effect on the Company's consolidated financial position or results of operations as management believes the Company's current revenue recognition policies comply with the provisions of SAB No. 101.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 would have been effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." Under the provisions of SFAS No. 137, SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company's financial statements and has not determined the timing or method of the Company's adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income (loss).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    The Company has market risk exposure to interest rates on its fixed and variable rate debt obligations and manages the exposure on certain variable rate obligations through the use of an interest rate swap arrangement. The Company does not enter into contracts for trading purposes. The information below summarizes the Company's market risk associated with debt obligations and derivative financial instruments as of January 2, 2000. For debt obligations, the table presents principal cash flows and related average interest rates by expected year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate quarterly spot rate observations as of year end. For the interest rate swap arrangement, the table presents the notional amount and related weighted average interest rate by year of maturity. The average variable rate is the implied forward rate as derived from appropriate quarterly spot rate observations as of year end.

                           EXPECTED YEAR OF MATURITY
                                 (in thousands)

DESCRIPTION                   2000       2001       2002       2003       2004      THEREAFTER     TOTAL     FAIR VALUE
-----------                 --------   --------   --------   --------   --------   ------------   --------   ----------
Liabilities:
Fixed Rate:
Senior Notes..............       --         --         --         --         --      $200,000     $200,000    $170,700
Average Interest Rates....                             --                               10.50%       10.50%
Other Debt................       53                                                                     53          53
Average Interest Rates....     9.88%                   --                                             9.88%

Variable Rate:
    Tranche A.............  $10,183    $10,286    $10,043         --         --            --       30,512      30,512
Average Interest Rates....     9.00%      9.59%      9.73%                   --                       9.44%

    Tranche B.............    2,115        343        343    $15,771    $14,991            --       33,563      33,563
Average Interest Rates....     8.98%      9.59%      9.73%      9.74%      9.75%                      9.70%         --

    Tranche C.............    1,322        214        214        214        214        18,799       20,977      20,977
Average Interest Rates....     9.23%      9.84%      9.98%      9.99%     10.00%        10.09%       10.03%         --

Revolving Credit
  Facility................       --         --     21,000         --         --            --       21,000      21,000
Average Interest Rates....                           9.56%                   --                       9.56%

Interest Rate Swap:
Receive Variable/Pay
  Fixed...................   85,052         --         --         --         --            --       85,052      85,052
Average Pay Rate..........     6.00%        --         --         --         --            --         6.00%         --
Weighted Average Receive
  Rate....................     6.24%        --         --         --         --            --         6.24%         --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    For a listing of consolidated financial statements which are included in this document, see page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

    Information regarding directors and Section 16(a) Compliance is incorporated herein by reference from the Sections entitled "Proposal 1-Election of Directors" and "Section 16(a) Beneficial Ownership

Reporting Compliance" of the Company's definitive proxy statement which will be filed no later than 120 days after January 2, 2000.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference from the Sections entitled "Proposal 1--Election of Directors--Director Compensation" and "Executive Compensation" of the Company's definitive proxy statement which will be filed no later than 120 days after January 2, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference from the Section entitled "Stock Ownership" of the Company's definitive proxy statement which will be filed no later than 120 days after January 2, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference from the Section entitled "Executive Compensation-Certain Relationships and Related Transactions" of the Company's definitive proxy statement which will be filed no later than 120 days after January 2, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial statements:

          For a listing of consolidated financial statements which are included in this document, see page F-1.

     2.   Schedules:

          The following consolidated financial statement schedule and Report of Independent Public Accountants thereon is included pursuant to Item 14(d): Schedule II--Valuation and
          Qualifying Accounts. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)       Exhibits:

          The exhibit index is incorporated by reference herein.

(c)       Reports on Form 8-K:

          None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FRIENDLY ICE CREAM CORPORATION

                                                       By:
                                                            -----------------------------------------
                                                            Name: Paul J. Kelley
                                                            Title:  SENIOR VICE PRESIDENT, CHIEF
                                                            FINANCIAL OFFICER, TREASURER AND ASSISTANT
                                                                    CLERK

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                        NAME                                TITLE (CAPACITY)               DATE
                        ----                                ----------------               ----
                                                       Chairman of the Board and
                                                         Chief Executive Officer
     -------------------------------------------         (Principal Executive         March 21, 2000
                   Donald N. Smith                       Officer and Director)

                                                       Senior Vice President,
                                                         Chief Financial Officer,
                                                         Treasurer and Assistant
     -------------------------------------------         Clerk (Principal             March 21, 2000
                   Paul J. Kelley                        Financial and Accounting
                                                         Officer)

     -------------------------------------------       Director                       March 21, 2000
              Charles A. Ledsinger, Jr.

     -------------------------------------------       Director                       March 21, 2000
                   Steven L. Ezzes

     -------------------------------------------       Director                       March 21, 2000
                  Burton J. Manning

     -------------------------------------------       Director                       March 21, 2000
                   Michael J. Daly

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as of January 2, 2000 and
    December 27, 1998.......................................    F-3
  Consolidated Statements of Operations for the Years Ended
    January 2, 2000, December 27, 1998 and December 28,
    1997....................................................    F-4
  Consolidated Statements of Changes in Stockholders' Equity
    (Deficit) for the Years Ended January 2, 2000, December
    27, 1998 and December 28, 1997..........................    F-5
  Consolidated Statements of Cash Flows for the Years Ended
    January 2, 2000, December 27, 1998 and December 28,
    1997....................................................    F-6
Notes to Consolidated Financial Statements..................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Friendly Ice Cream Corporation:

    We have audited the accompanying consolidated balance sheets of Friendly Ice Cream Corporation (a Massachusetts corporation) and subsidiaries as of January 2, 2000 and December 27, 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Friendly Ice Cream Corporation and subsidiaries as of January 2, 2000 and December 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2000 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 11, 2000 (except with respect to matters discussed in Note 19, as to which date is March 23, 2000)

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              JANUARY 2,   DECEMBER 27,
                                                                 2000          1998
                                                              ----------   ------------
                                        ASSETS
CURRENT ASSETS:

  Cash and cash equivalents.................................   $ 12,062      $ 11,091
  Restricted cash...........................................      2,066         2,211
  Accounts receivable.......................................      3,924         5,566
  Inventories...............................................     11,352        15,560
  Deferred income taxes.....................................      5,657         7,061
  Prepaid expenses and other current assets.................      6,298         6,578
                                                               --------      --------
TOTAL CURRENT ASSETS........................................     41,359        48,067
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
  amortization..............................................    289,839       300,159
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated
  amortization of $8,825 and $6,525 at January 2, 2000 and
  December 27, 1998, respectively...........................     23,613        25,178
OTHER ASSETS................................................      1,559         1,144
                                                               --------      --------
TOTAL ASSETS................................................   $356,370      $374,548
                                                               ========      ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $ 13,673      $  4,023
  Current maturities of capital lease and finance
    obligations.............................................      1,688         1,677
  Accounts payable..........................................     26,073        26,460
  Accrued salaries and benefits.............................     13,889        14,206
  Accrued interest payable..................................      4,006         2,593
  Insurance reserves........................................      9,748         9,116
  Other accrued expenses....................................     20,106        20,649
                                                               --------      --------
TOTAL CURRENT LIABILITIES...................................     89,183        78,724
                                                               ========      ========
DEFERRED INCOME TAXES.......................................     29,747        37,188
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current
  maturities................................................      7,913         9,745
LONG-TERM DEBT, less current maturities.....................    292,432       311,061
OTHER LONG-TERM LIABILITIES.................................     26,800        28,431
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.01 par value; authorized 50,000,000 shares at January 2, 2000 and December 27, 1998; 7,480,692 and
    7,461,600 shares issued and outstanding at January 2,
    2000 and December 27, 1998, respectively................         75            75
  Preferred stock, $.01 par value; authorized 1,000,000
    shares at January 2, 2000 and December 27, 1998; -0-
    shares issued and outstanding at January 2, 2000 and
    December 27, 1998.......................................         --            --
  Additional paid-in capital................................    138,459       137,896
  Accumulated deficit.......................................   (228,239)     (228,639)
  Accumulated other comprehensive income....................         --            67
                                                               --------      --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)........................    (89,705)      (90,601)
                                                               --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)........   $356,370      $374,548
                                                               ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FOR THE YEARS ENDED
                                                            ----------------------------------------
                                                            JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                                               2000          1998           1997
                                                            ----------   ------------   ------------
REVENUES..................................................   $709,019      $678,096       $667,547
COSTS AND EXPENSES:
  Cost of sales...........................................    206,413       204,884        197,627
  Labor and benefits......................................    228,492       211,581        208,364
  Operating expenses......................................    164,356       153,822        148,966
  General and administrative expenses.....................     46,675        45,048         50,598
  Expenses associated with Recapitalization (Note 5)......         --            --            718
  Relocation of manufacturing and distribution facility
    (Note 16).............................................      1,175           945             --
  Write-downs of property and equipment (Note 6)..........      1,913         1,132            770
  Depreciation and amortization...........................     34,989        33,449         31,692
  Gain on sales of restaurant operations and properties
    (Notes 14 and 15).....................................     (2,574)       (1,005)        (2,283)
                                                             --------      --------       --------
OPERATING INCOME..........................................     27,580        28,240         31,095
Interest expense, net of capitalized interest of $397,
  $525 and $250 and interest income of $132, $278 and $338
  for the years ended January 2, 2000, December 27, 1998
  and December 28, 1997, respectively.....................     33,694        31,838         39,303
(Recovery of write-down of) equity in net loss of joint
  venture (Note 18).......................................       (896)        4,828          1,530
                                                             --------      --------       --------
LOSS BEFORE BENEFIT FROM INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE................     (5,218)       (8,426)        (9,738)
Benefit from income taxes.................................      5,937         3,455          3,993
                                                             --------      --------       --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE....................................        719        (4,971)        (5,745)
Cumulative effect of change in accounting principle, net
  of income tax effect of $222 and $1,554 for the years
  ended January 2, 2000 and December 28, 1997,
  respectively (Notes 3 and 10)...........................       (319)           --          2,236
                                                             --------      --------       --------
NET INCOME (LOSS).........................................   $    400      $ (4,971)      $ (3,509)
                                                             ========      ========       ========
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
  Income (loss) before cumulative effect of change in
    accounting principle..................................   $   0.09      $  (0.67)      $  (1.86)
  Cumulative effect of change in accounting principle, net
    of income tax effect..................................      (0.04)           --           0.72
                                                             --------      --------       --------
Net income (loss).........................................   $   0.05      $  (0.67)      $  (1.14)
                                                             ========      ========       ========
WEIGHTED AVERAGE SHARES:
  Basic...................................................      7,491         7,452          3,087
                                                             ========      ========       ========
  Diluted.................................................      7,499         7,452          3,087
                                                             ========      ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                            COMMON STOCK
                                                            --------------------------------------------
                                         COMMON STOCK             CLASS A                 CLASS B          ADDITIONAL
                                     --------------------   --------------------   ---------------------    PAID-IN
                                      SHARES      AMOUNT     SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL
                                     ---------   --------   ---------   --------   ----------   --------   ----------
BALANCE, DECEMBER 29, 1996.........         --     $--      1,285,384     $13       1,187,503     $12       $ 46,905
                                     ---------     ---      ---------     ---      ----------     ---       --------
Comprehensive loss:
  Net loss.........................         --      --             --      --              --      --             --
  Translation adjustment...........         --      --             --      --              --      --             --
                                     ---------     ---      ---------     ---      ----------     ---       --------
Total comprehensive loss...........         --      --             --      --              --      --             --
                                     ---------     ---      ---------     ---      ----------     ---       --------
Shares returned to FICC at no cost
  in connection with the Offerings
  (Note 13)........................         --      --       (766,782)     (8)             --      --             --
Conversion of Class A Common Stock
  and Class B Common Stock to
  Common Stock.....................  1,706,105      17       (518,602)     (5)     (1,187,503)    (12)            --
Proceeds from Common Stock
  Offering, net of expenses of
  $8,087...........................  5,000,000      50             --      --              --      --         81,870
Stock compensation expense.........    735,185       7             --      --              --      --          8,400
                                     ---------     ---      ---------     ---      ----------     ---       --------
BALANCE, DECEMBER 28, 1997.........  7,441,290      74             --      --              --      --        137,175
                                     ---------     ---      ---------     ---      ----------     ---       --------
Comprehensive (loss) income:
  Net loss.........................         --      --             --      --              --      --             --
  Translation adjustment...........         --      --             --      --              --      --             --
                                     ---------     ---      ---------     ---      ----------     ---       --------
Total comprehensive loss...........         --      --             --      --              --      --             --
                                     ---------     ---      ---------     ---      ----------     ---       --------
Stock compensation expense.........     20,310       1             --      --              --      --            721
                                     ---------     ---      ---------     ---      ----------     ---       --------
BALANCE, DECEMBER 27, 1998.........  7,461,600      75             --      --              --      --        137,896
                                     ---------     ---      ---------     ---      ----------     ---       --------
Comprehensive income(loss):
  Net income.......................         --      --             --      --              --      --             --
  Translation adjustment...........         --      --             --      --              --      --             --
                                     ---------     ---      ---------     ---      ----------     ---       --------
Total comprehensive income.........         --      --             --      --              --      --             --
                                     ---------     ---      ---------     ---      ----------     ---       --------
Stock compensation expense.........     19,092      --             --      --              --      --            563
                                     ---------     ---      ---------     ---      ----------     ---       --------
BALANCE, JANUARY 2, 2000...........  7,480,692     $75             --     $--              --     $--       $138,459
                                     =========     ===      =========     ===      ==========     ===       ========


                                                     ACCUMULATED
                                                        OTHER
                                     ACCUMULATED    COMPREHENSIVE
                                       DEFICIT          INCOME         TOTAL
                                     ------------   --------------   ---------
BALANCE, DECEMBER 29, 1996.........   $(220,159)         $73         $(173,156)
                                      ---------          ---         ---------
Comprehensive loss:
  Net loss.........................      (3,509)          --            (3,509)
  Translation adjustment...........          --          (15)              (15)
                                      ---------          ---         ---------
Total comprehensive loss...........      (3,509)         (15)           (3,524)
                                      ---------          ---         ---------
Shares returned to FICC at no cost
  in connection with the Offerings
  (Note 13)........................          --           --                (8)
Conversion of Class A Common Stock
  and Class B Common Stock to
  Common Stock.....................          --           --                --
Proceeds from Common Stock
  Offering, net of expenses of
  $8,087...........................          --           --            81,920
Stock compensation expense.........          --           --             8,407
                                      ---------          ---         ---------
BALANCE, DECEMBER 28, 1997.........    (223,668)          58           (86,361)
                                      ---------          ---         ---------
Comprehensive (loss) income:
  Net loss.........................      (4,971)          --            (4,971)
  Translation adjustment...........          --            9                 9
                                      ---------          ---         ---------
Total comprehensive loss...........      (4,971)           9            (4,962)
                                      ---------          ---         ---------
Stock compensation expense.........          --           --               722
                                      ---------          ---         ---------
BALANCE, DECEMBER 27, 1998.........    (228,639)          67           (90,601)
                                      ---------          ---         ---------
Comprehensive income(loss):
  Net income.......................         400           --               400
  Translation adjustment...........          --          (67)              (67)
                                      ---------          ---         ---------
Total comprehensive income.........         400          (67)              333
                                      ---------          ---         ---------
Stock compensation expense.........          --           --               563
                                      ---------          ---         ---------
BALANCE, JANUARY 2, 2000...........   $(228,239)         $--         $ (89,705)
                                      =========          ===         =========

  The accompanying notes are an integral part of these consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                        FOR THE YEARS ENDED
                                                              ----------------------------------------
                                                              JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                                                 2000          1998           1997
                                                              ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................   $    400      $ (4,971)      $ (3,509)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Cumulative effect of change in accounting principle, net
      of income tax effect..................................        319            --         (2,236)
    Stock compensation expense..............................        563           722          8,407
    Non-cash expenses associated with Recapitalization......         --            --            399
    Relocation of manufacturing and distribution facility...      1,033           945             --
    Depreciation and amortization...........................     34,989        33,449         31,692
    Write-downs of property and equipment...................      1,913         1,132            770
    Deferred income tax benefit.............................     (5,815)       (3,435)        (4,083)
    (Gain) loss on asset retirements and sales..............     (1,974)          123          1,939
    (Recovery of write-down of) equity in net loss of joint
      venture...............................................        (69)        4,828          1,530
    Changes in operating assets and liabilities:
      Accounts receivable...................................      1,642         2,110         (3,930)
      Inventories...........................................      4,208           111           (526)
      Other assets..........................................     (1,825)       (1,596)        (7,998)
      Accounts payable......................................       (387)        2,509          3,178
      Accrued expenses and other long-term liabilities......       (446)       (3,062)        (3,515)
                                                               --------      --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     34,551        32,865         22,118
                                                               --------      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (41,388)      (51,172)       (31,638)
Proceeds from sales of property and equipment...............     17,463         2,852          5,043
Proceeds from sale of (advances to) joint venture...........      1,150            --         (1,400)
Purchases of investment securities..........................         --            --         (8,194)
Proceeds from sales and maturities of investment
  securities................................................         --            --         12,787
Acquisition of Restaurant Insurance Corporation, net of cash
  acquired..................................................         --            --            (35)
                                                               --------      --------       --------
NET CASH USED IN INVESTING ACTIVITIES.......................    (22,775)      (48,320)       (23,437)
                                                               ========      ========       ========
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other borrowings..............................    109,000        69,258        167,548
Repayments of debt..........................................   (117,979)      (56,133)      (438,673)
Repayments of capital lease and finance obligations.........     (1,759)       (1,720)       (12,955)
Proceeds from issuance of senior notes......................         --            --        200,000
Proceeds from issuance of common stock......................         --            --         81,920
                                                               --------      --------       --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.........    (10,738)       11,405         (2,160)
                                                               --------      --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        (67)            9            (15)
                                                               ========      ========       ========
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........        971        (4,041)        (3,494)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     11,091        15,132         18,626
                                                               --------      --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................   $ 12,062      $ 11,091       $ 15,132
                                                               ========      ========       ========
SUPPLEMENTAL DISCLOSURES
Cash paid (refunded) during the period for:
  Interest..................................................   $ 31,131      $ 30,784       $ 46,040
  Income taxes..............................................       (387)          532            168
Capital lease obligations incurred..........................         --           608          2,227
Capital lease obligations terminated........................         62           384          1,587
Note received from sale of property and equipment...........        600            --             --

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

2. NATURE OF OPERATIONS

    As of January 2, 2000, Friendly's owns and operates 618 full-service restaurants, franchises 60 restaurants and nine cafes and manufactures and distributes a full line of frozen dessert products. These products are distributed to Friendly's restaurants and cafes and to more than 3,500 supermarkets and other retail locations in 15 states. Management believes the restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as frozen dessert products. For the years ended January 2, 2000, December 27, 1998 and December 28, 1997, restaurant sales were approximately 87%, 88% and 89%, respectively, of the Company's revenues. As of January 2, 2000, December 27, 1998 and December 28, 1997, approximately 88%, 86% and 85%, respectively, of the Company-owned restaurants were located in the Northeast United States. As a result, a severe or prolonged economic recession in this geographic area may adversely affect the Company more than certain of its competitors which are more geographically diverse.

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION--

    The consolidated financial statements include the accounts of FICC and its subsidiaries after elimination of intercompany accounts and transactions.

FISCAL YEAR--

    Friendly's fiscal year ends on the last Sunday in December, unless that day is earlier than December 27, in which case the fiscal year ends on the following Sunday. The fiscal year ended January 2, 2000 includes 53 weeks. All other years presented include 52 weeks.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS--

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Future facts and circumstances could alter management's estimates with respect to the carrying values of long-lived assets and the adequacy of insurance reserves.

REVENUE RECOGNITION--

    The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue upon shipment of product. Franchise royalty income, based on gross sales of franchisees, is payable monthly and is recorded on the accrual method. Initial franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

CASH AND CASH EQUIVALENTS--

    The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

INVENTORIES--

    Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 2, 2000 and December 27, 1998 were (in thousands):

                                                        JANUARY 2,   DECEMBER 27,
                                                           2000          1998
                                                        ----------   ------------
Raw materials.........................................    $   354       $ 1,983
Goods in process......................................        126           145
Finished goods........................................     10,872        13,432
                                                          -------       -------
Total.................................................    $11,352       $15,560
                                                          =======       =======

RESTRICTED CASH--

    Restaurant Insurance Corporation ("RIC"), an insurance subsidiary, is required by the reinsurer of RIC to hold assets in trust whose value is at least equal to certain of RIC's outstanding estimated insurance claim liabilities. Accordingly, as of January 2, 2000 and December 27, 1998, cash of approximately $2,066,000 and $2,211,000, respectively, was restricted.

PROPERTY AND EQUIPMENT--

    Property and equipment are carried at cost except for impaired assets which are carried at fair value less cost to sell. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

    Buildings--30 years

    Building improvements and leasehold improvements--Lesser of lease term or 20 years

    Equipment--3 to 10 years

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    At January 2, 2000 and December 27, 1998, property and equipment included (in thousands):

                                                        JANUARY 2,   DECEMBER 27,
                                                           2000          1998
                                                        ----------   ------------
Land..................................................   $ 69,901      $ 76,025
Buildings and improvements............................    127,967       128,531
Leasehold improvements................................     44,777        43,365
Assets under capital leases...........................     12,676        12,887
Equipment.............................................    293,263       276,720
Construction in progress..............................      8,291        11,807
                                                         --------      --------
Property and equipment................................    556,875       549,335
Less: accumulated depreciation and amortization.......   (267,036)     (249,176)
                                                         --------      --------
Property and equipment, net...........................   $289,839      $300,159
                                                         ========      ========

    Major renewals and betterments are capitalized. Replacements and maintenance and repairs which do not extend the lives of the assets are charged to operations as incurred.

    LONG-LIVED ASSETS--

    In accordance with Statement of Financial Accounting Standards ("SFAS")
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews the license agreement for the right to use various trademarks and tradenames for impairment on a quarterly basis. The Company recognizes an impairment has occurred when the carrying value of the license agreement exceeds the estimated future cash flows of the trademarked products.

    The Company reviews each restaurant property quarterly to determine which properties will be disposed of. This determination is made based on poor operating results, deteriorating property values and other factors. The Company recognizes an impairment has occurred when the carrying value of property exceeds its estimated fair value, which is estimated based on the Company's experience selling similar properties and local market conditions, less costs to sell.

    RESTAURANT PREOPENING COSTS--

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets and is effective for fiscal years beginning after December 15, 1998. In accordance with this statement, on December 28, 1998, the Company expensed previously deferred restaurant preopening costs of approximately $541,000. This transaction has been reflected as a cumulative effect of a change in accounting principle of $319,000, net of the income tax benefit of $222,000, in the accompanying consolidated statement of operations for the year ended January 2, 2000.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INTERNAL USE SOFTWARE--

    In accordance with SOP 98-1, "Accounting for The Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs incurred in the development of internally used software if the criteria under SOP 98-1 have been met.

    RESTAURANT CLOSURE COSTS--

    Restaurant closure costs are recognized when a decision is made to close a restaurant. Restaurant closure costs primarily represent writing down the carrying amount of a restaurant's assets to the estimated fair market value less costs of disposal and the net present value of any remaining operating lease payments after the expected closure date.

    INSURANCE RESERVES--

    The Company is self-insured through retentions or deductibles for the majority of its workers' compensation, automobile, general liability, product liability and group health insurance programs. Self-insurance amounts vary up to $500,000 per occurrence. Insurance with third parties, some of which is then reinsured through RIC, is in place for claims in excess of these self-insured amounts. RIC assumes 100% of the risk from $500,000 to $1,000,000 per occurrence for the Company's workers' compensation, general liability and product liability insurance. The Company's and RIC's liability for estimated incurred losses are actuarially determined and recorded in the accompanying consolidated financial statements on an undiscounted basis.

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

    ADVERTISING--

    The Company expenses production and other advertising costs the first time the advertising takes place. For the years ended January 2, 2000, December 27, 1998 and December 28, 1997, advertising expense was approximately $22,934,000, $20,985,000 and $21,185,000, respectively.

    INTEREST RATE SWAP AGREEMENT--

    In connection with the Recapitalization, the Company entered into an interest rate swap agreement. The interest differential to be paid or received is accrued and recorded as an adjustment to interest expense.

    EARNINGS PER SHARE--

    Basic earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock equivalents which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 5,688 and 0 for the years ended December 27, 1998 and December 28, 1997, respectively.

    Presented below is the reconciliation between basic and diluted weighted average shares (in thousands):

                                                      FOR THE YEARS ENDED
                                            ----------------------------------------
                                            JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                               2000          1998           1997
                                            ----------   ------------   ------------
Basic weighted average number of shares
  outstanding.............................     7,491         7,452          3,087
Assumed exercise of stock options.........         8            --             --
                                               -----         -----          -----
Diluted weighted average number of shares
  outstanding.............................     7,499         7,452          3,087
                                               =====         =====          =====

    STOCK-BASED COMPENSATION--

    The Company accounts for stock-based compensation for employees under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and elected the disclosure-only alternative under SFAS No. 123, "Accounting for Stock-Based Compensation."

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB")No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The SAB specifically sets forth criteria which must be met in order for revenue to be recognized. The Company is required to adopt SAB No. 101 on January 3, 2000. The adoption of SAB No. 101 is not expected to have a material effect on the Company's consolidated financial position or results of operations as management believes the Company's current revenue recognition policies comply with the provisions of SAB No. 101.

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 would have been effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." Under the provisions of SFAS No. 137, SFAS
No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company's financial statements and has not determined the timing or method of the Company's adoption of SFAS No. 133. However, SFAS
No. 133 could increase volatility in earnings and other comprehensive income.

    RECLASSIFICATIONS--

    Certain prior year amounts have been reclassified to conform with current year presentation. In addition, certain interim fiscal 1999 amounts have been reclassified to conform with the January 2, 2000 presentation.

4. ACQUISITION OF RESTAURANT INSURANCE CORPORATION

    On March 19, 1997, FICC acquired all of the outstanding shares of common stock of RIC, a Vermont corporation, from TRC for cash of $1,300,000 and a $1,000,000 promissory note payable to TRC bearing interest at an annual rate of 8.25%. The promissory note and accrued interest of approximately $1,024,000 were paid on June 30, 1997. RIC, which was formed in 1993, reinsures certain Company risks (i.e., workers' compensation, employer's liability, general liability and product liability) from a third party insurer.

    The acquisition was accounted for as a purchase. Accordingly, the results of operations for RIC for the period subsequent to March 20, 1997 were included in the accompanying consolidated financial statements. No pro forma information is included since the effect of the acquisition was not material. The purchase price was allocated to net assets acquired based on the estimated fair market values at the date of acquisition. The purchase price was allocated as follows (in thousands):

Cash and cash equivalents...................................  $ 2,265
Restricted cash and investments.............................   12,061
Receivables and other assets................................    3,101
Loss reserves...............................................  (13,231)
Deferred income taxes.......................................      (11)
Other liabilities...........................................   (1,885)
                                                              -------
                                                              $ 2,300
                                                              =======

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

5. INTANGIBLE ASSETS AND DEFERRED COSTS

    Intangible assets and deferred costs net of accumulated amortization as of January 2, 2000 and December 27, 1998 were (in thousands):

                                                        JANUARY 2,   DECEMBER 27,
                                                           2000          1998
                                                        ----------   ------------
Marks license agreement for the right to use various
  trademarks and service marks amortized over a 40
  year life on a straight-line basis..................    $13,366       $13,832
Deferred financing costs amortized over the terms of
  the related loans on an effective yield basis.......      9,556        11,346
Other.................................................        691            --
                                                          -------       -------
Intangible assets and deferred costs, net.............    $23,613       $25,178
                                                          =======       =======

    Upon the sale of the Company by Hershey Foods Corporation ("Hershey") in 1988, all of the trademarks and service marks (the "Marks") used in the Company's business at that time which did not contain the word "Friendly" as a component of such Marks were licensed by Hershey to the Company. The Marks license agreement is being amortized over 40 years and expires on September 2, 2028. The Company reviews the estimated future cash flows related to each trademarked product on a quarterly basis to determine whether any impairment has occurred.

    As a result of the Recapitalization in November 1997, previously deferred financing costs of $399,000 were written off and were included in expenses associated with the Recapitalization in the accompanying consolidated statement of operations for the year ended December 28, 1997.

6. WRITE-DOWNS OF PROPERTY AND EQUIPMENT

    At January 2, 2000, December 27, 1998 and December 28, 1997, there were 39, 25 and 40 restaurant properties held for disposition, respectively. The restaurants held for disposition generally have poor operating results, deteriorating property values or other adverse conditions. The Company determined that the carrying values of certain of these properties exceeded their estimated fair values less costs to sell. Accordingly, during the year ended January 2, 2000, the carrying values of 19 properties were reduced by an aggregate of $1,913,000; during the year ended December 27, 1998, the carrying values of nine properties were reduced by an aggregate of $912,000 and during the year ended December 28, 1997, the carrying values of 12 properties were reduced by an aggregate of $770,000. The Company plans to dispose of the 39 properties by December 31, 2000. The aggregate operating loss, prior to depreciation expense which is not reported at the restaurant level, for the properties held for disposition was $1,148,000, $733,000 and $1,244,000 for the years ended January 2, 2000, December 27, 1998 and December 28, 1997, respectively. The aggregate carrying value of the properties held for disposition at January 2, 2000 and December 27, 1998 was approximately $5,476,000 and $2,570,000, respectively, which is included in property and equipment in the accompanying consolidated balance sheets.

    In 1998, the Company announced it was discontinuing its United Kingdom operations. As a result, the Company recorded a write-down of $220,000 since the carrying value of the equipment in the United Kingdom exceeded the estimated fair value less costs to sell by $220,000.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7. DEBT

    Debt at January 2, 2000 and December 27, 1998 consisted of the following (in thousands):

                                                        JANUARY 2,   DECEMBER 27,
                                                           2000          1998
                                                        ----------   ------------
Senior Notes, 10.50%, due December 1, 2007............   $200,000      $200,000
New Credit Facility:
  Revolving Credit Facility, due November 15, 2002....     21,000        25,000
  Term Loans:
    Tranche A, due April 15, 1999 through November 15,
      2002............................................     30,512        34,286
    Tranche B, due April 15, 1999 through November 15,
      2004............................................     33,563        34,286
    Tranche C, due April 15, 1999 through November 15,
      2005............................................     20,977        21,428
Other.................................................         53            84
                                                         --------      --------
                                                          306,105       315,084
Less: current portion.................................    (13,673)       (4,023)
                                                         --------      --------
Total long-term debt..................................   $292,432      $311,061
                                                         ========      ========

    Principal payments due under long-term debt as of January 2, 2000 were as follows (in thousands):

YEAR                                                           AMOUNT
----                                                          --------
2000........................................................  $ 13,673
2001........................................................    10,843
2002........................................................    31,600
2003........................................................    15,985
2004........................................................    15,205
Thereafter..................................................   218,799
                                                              --------
Total.......................................................  $306,105
                                                              ========

    The $200 million Senior Notes issued in connection with the November 1997 Recapitalization (the "Notes") are unsecured, senior obligations of FICC, guaranteed on an unsecured, senior basis by FICC's Friendly's Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The Notes mature on December 1, 2007. Interest on the Notes is payable at 10.50% per annum semi-annually on June 1 and December 1 of each year commencing on June 1, 1998. The Notes are redeemable, in whole or in part, at FICC's option any time on or after December 1, 2002 at redemption prices from 105.25% to 100.00%, based on the redemption date. Prior to December 1, 2000, FICC may redeem up to $70 million of the Notes at 110.50% with the proceeds of one or more equity offerings, as defined.

    FICC entered into the New Credit Facility in November 1997 in connection with the Recapitalization. The New Credit Facility includes $90 million of term loans (the "Term Loans"), a $55 million revolving credit facility (the "Revolving Credit Facility") and a $15 million letter of credit facility (the "Letter of

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7. DEBT (CONTINUED)
Credit Facility"). The New Credit Facility is collateralized by substantially all of FICC's assets and by a pledge of FICC's shares of certain of its subsidiaries' stock.

    Borrowings under the New Credit Facility incurred interest through December 27, 1998, at FICC's option, at either (i) the Eurodollar Rate plus 2.25% per annum or (ii) the ABR rate (the greater of (a) a specified prime rate or (b) the federal funds rate plus 0.50%) plus 0.75% per annum for drawings under the Revolving Credit Facility, 0.50% per annum for amounts undrawn under the Revolving Credit Facility, 0.50% per annum for amounts unissued under the Letter of Credit Facility and 2.50% per annum for amounts issued but undrawn under the Letter of Credit Facility. Borrowings under the Term Loans incurred interest through December 27, 1998, at FICC's option, at either the Eurodollar Rate plus 2.25%, 2.50% and 2.75% or the ABR rate plus 0.75%, 1.00% and 1.25% for Tranches A, B and C, respectively. As of January 2, 2000, the one-month and three-month Eurodollar Rates were 5.84% and 6.00%, respectively. As of December 27, 1998, the one-month and three-month Eurodollar Rates were 5.63% and 5.28%, respectively. FICC entered into a three-year interest rate swap agreement to hedge the impact of interest rate changes on the Term Loans. The interest rate swap agreement has a notional amount equal to the unpaid balance, before additional prepayments, of the Term Loans and effectively fixed the interest rates on Tranches A, B and C of the Term Loans at 8.25%, 8.50% and 8.75%, respectively, prior to the effect of the amendment described below. The interest rate swap agreement matures on November 20, 2000.

    Effective December 27, 1998, the New Credit Facility was amended. In connection with this amendment, certain covenants were changed and interest rates on borrowings were increased. The per annum interest rates on drawings under the Revolving Credit Facility increased 0.25% and 0.50% for Eurodollar and ABR loans, respectively. The per annum interest rates on Tranches A, B and C of Eurodollar Term Loans increased 0.25% and the per annum interest rates on ABR Term Loans increased 0.50%, 0.25% and 0.25% for Tranches A, B and C, respectively. The per annum interest rate on amounts issued but undrawn under the Letter of Credit Facility increased 0.25%. FICC paid a fee of approximately $1,077,000 to the lenders in connection with this amendment. Such fee is included in deferred financing costs. As a result of this amendment, interest rates on the Company's Term Loans increased to 8.0%, 8.0% and 8.25% for Tranches A, B and C, respectively, as of December 27, 1998. The interest rates on the Company's Revolving Credit Facility increased to 9.0% for ABR borrowings and 8.31% and 8.37% for the two outstanding Eurodollar borrowings under this facility.

    Additionally, effective December 31, 1999, the New Credit Facility was again amended. As a result of this amendment, the Consolidated leverage ratio covenant was revised for the fourth quarter ended January 2, 2000. The Company did not incur any expenses associated with this amendment. As of January 2, 2000, the interest rates in effect for the Company's Term Loans were 8.97%, 8.97% and 9.22% for Tranches A, B and C, respectively. The interest rates on the Company's revolving credit facility were 9.75% for ABR borrowings and 8.97% for Eurodollar borrowings under this facility. References herein to the New Credit Facility shall mean as amended on December 31, 1999. On March 23, 2000 the New Credit Facility was further amended (See Note 19).

    Annual scheduled principal payments due under the Term Loans total
$9.1 million, $10.8 million, $10.6 million, $16.0 million, $15.2 million and $18.8 million in 2000 through 2005, respectively. In addition to the scheduled principal payments, the Term Loans will be permanently reduced by (i) specified percentages of each year's Excess Cash Flow (as defined), (ii) specified percentages of the aggregate net cash proceeds from certain issuances of indebtedness and (iii) 100% of the aggregate net cash proceeds from asset sales (as defined) and certain insurance claim proceeds, in each case in this clause (iii), in excess

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7. DEBT (CONTINUED)
of stated maximum amounts or not re-employed within 180 days in the Company's business. Any such applicable proceeds and Excess Cash Flow are applied to the Term Loans in inverse order of maturity. Principal payments due in 2000 on the Term Loans as a result of Excess Cash Flow for 1999 of $4.5 million are included in current maturities of long-term debt in the accompanying consolidated financial statements.

    As of January 2, 2000 and December 27, 1998, total letters of credit issued were $10,774,000 and $10,535,000, respectively. During the years ended
January 2, 2000, December 27, 1998 and December 28, 1997, there were no drawings against the letters of credit. The Letter of Credit Facility matures on November 15, 2002.

    As of January 2, 2000 and December 27, 1998, the unused portion of the revolver was $34,000,000 and $30,000,000, respectively. The total average unused portions of the revolver and letters of credit commitments were $23,385,000, $35,708,000, $50,046,000 and $13,955,000 for the years ended January 2, 2000,
December 27, 1998, the period from November 19, 1997 through December 28, 1997 and the period from December 30, 1996 through November 18, 1997, respectively. The Revolving Credit Facility matures on November 15, 2002.

    The Senior Notes and New Credit Facility include certain restrictive covenants including limitations on indebtedness, limitations on restricted payments such as dividends and stock repurchases and limitations on sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures and requires the Company to comply with certain financial covenants. The financial covenant requirements, as defined under the New Credit Facility, and actual ratios/amounts as of and for the years ended January 2, 2000 and December 27, 1998 were:

                                               JANUARY 2, 2000              DECEMBER 27, 1998
                                         ---------------------------   ---------------------------
                                         REQUIREMENT       ACTUAL      REQUIREMENT       ACTUAL
                                         ------------   ------------   ------------   ------------
Consolidated leverage ratio............     4.70 to 1      4.58 to 1      5.25 to 1      4.88 to 1
Consolidated interest coverage ratio...     1.60 to 1      1.60 to 1      1.50 to 1      1.60 to 1
Consolidated fixed charge coverage
  ratio................................     1.25 to 1      1.37 to 1      1.30 to 1      1.43 to 1
Consolidated net worth (deficit).......  $(93,000,000)  $(89,705,000)  $(98,000,000)  $(90,601,000)

    The fair values of FICC's financial instruments at January 2, 2000 and December 27, 1998 were as follows (in thousands):

                                                         JANUARY 2, 2000        DECEMBER 27, 1998
                                                      ---------------------   ---------------------
                                                      CARRYING                CARRYING
                                                       AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                      --------   ----------   --------   ----------
Senior Notes........................................  $200,000    $170,700    $200,000    $198,000
Term Loans..........................................    85,052      85,052      90,000      90,000
Revolving Credit Facility...........................    21,000      21,000      25,000      25,000
Other debt..........................................        53          53          84          84
Interest rate swap agreement........................        --          --          --       1,438
                                                      --------    --------    --------    --------
Total...............................................  $306,105    $276,805    $315,084    $314,522
                                                      ========    ========    ========    ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7. DEBT (CONTINUED)

    The fair value of the Senior Notes was determined based on the actual trade prices as of January 2, 2000 and December 27, 1998. FICC believes that the carrying value of the Term Loans and Revolving Credit Facility as of January 2, 2000 and December 27, 1998 approximated fair value since the obligations have variable interest rates. FICC believes that the carrying value of the other debt as of January 2, 2000 and December 27, 1998 approximated the fair value based on the terms of the obligations and the rates currently available to FICC for similar obligations. The fair value of the interest rate swap agreement as of January 2, 2000 and December 27, 1998 was determined based on the terms of the agreement and existing market conditions.

8. LEASES

    As of January 2, 2000, December 27, 1998 and December 28, 1997, the Company operated 618, 646 and 662 restaurants, respectively. These operations were conducted in premises owned or leased as follows:

                                            JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                               2000          1998           1997
                                            ----------   ------------   ------------
Land and building owned...................      256           275            279
Land leased and building owned............      144           147            146
Land and building leased..................      218           224            237
                                                ---           ---            ---
                                                618           646            662
                                                ===           ===            ===

    Restaurants in shopping centers are generally leased for a term of 10 to 20 years. Leases of freestanding restaurants generally are for a 15 or 20 year lease term and provide for renewal options for three or four five-year renewals at the then current fair market value. Some leases provide for minimum payments plus a percentage of sales in excess of stipulated amounts. Additionally, the Company leases certain equipment over lease terms from three to seven years. Future minimum lease payments under noncancelable leases with an original term in excess of one year as of January 2, 2000 were (in thousands):

                                                            OPERATING   CAPITAL
YEAR                                                         LEASES      LEASES
----                                                        ---------   --------
2000......................................................   $15,406     $2,612
2001......................................................    13,248      2,114
2002......................................................    10,668      1,473
2003......................................................     8,655      1,210
2004......................................................     6,564      1,128
Thereafter................................................    28,231      6,704
                                                             -------     ------
Total future minimum lease payments.......................   $82,772     15,241
                                                             =======
Less: amounts representing interest.......................               (5,640)
                                                                         ------
Present value of minimum lease payments...................                9,601
Less: current portion of capital lease obligations........               (1,688)
                                                                         ------
Long-term maturities of capital lease obligations.........               $7,913
                                                                         ======

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

8. LEASES (CONTINUED)
    Capital lease obligations reflected in the accompanying consolidated balance sheets have effective interest rates ranging from 8.00% to 12.00% and are payable in monthly installments through 2016. Maturities of such obligations as of January 2, 2000 were (in thousands):

YEAR                                                           AMOUNT
----                                                          --------
2000........................................................   $1,688
2001........................................................    1,371
2002........................................................      858
2003........................................................      665
2004........................................................      641
Thereafter..................................................    4,378
                                                               ------
Total.......................................................   $9,601
                                                               ======

    Rent expense included in the accompanying consolidated statements of operations for operating leases was (in thousands):

                                                      FOR THE YEARS ENDED
                                            ----------------------------------------
                                            JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                               2000          1998           1997
                                            ----------   ------------   ------------
Minimum rentals...........................    $18,008       $16,484        $16,007
Contingent rentals........................      2,147         1,788          1,762
                                              -------       -------        -------
Total.....................................    $20,155       $18,272        $17,769
                                              =======       =======        =======

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

    On March 23, 1996, TRC distributed its shares of FICC's voting common stock to TRC's shareholders, the FICC Group deconsolidated from the TRC group and the TRC/FICC Agreement expired. In addition, on March 26, 1996, shares of Class B Common Stock were issued to FICC's lenders which resulted in an ownership change pursuant to Internal Revenue Code Section 382.

    Under the TRC/FICC Agreement, Federal net operating loss ("NOL") carryforwards generated by the FICC Group and utilized or allocated to TRC were available to the FICC Group on a separate company basis to carryforward. Pursuant to the TRC/FICC Agreement, as of March 23, 1996, $99,321,000 of carryforwards would have been available to the FICC Group to offset future taxable income of the FICC Group. However, as a result of the deconsolidation from TRC, the deferred tax asset related to the $65,034,000 of NOL carryforwards utilized by TRC was written off by the Company in 1996 and 1995. As of December 29, 1996, as a result of the change in ownership and limitations under
Section 382 of the Internal Revenue Code, a valuation allowance was placed on $29,686,000 of the $34,287,000 remaining Federal NOL carryforwards generated for the period prior to March 23, 1996. The amount of pre-change NOLs ("Old NOLs") not reserved for as of December 29, 1996 represented the amount of NOLs which had become available as of December 29, 1996 as a result of FICC realizing gains which were unrealized as

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)
of the date of the ownership change. Due to restrictions similar to Section 382 in most of the states FICC operates in and short carryforward periods, FICC fully reserved for all state NOL carryforwards generated through March 26, 1996 as of December 29, 1996. For the period from March 27, 1996 to December 29, 1996, FICC generated a net operating loss carryforward of $5,735,000 for which no valuation allowance was provided.

    During the years ended January 2, 2000 and December 27, 1998, the Company realized gains of $6,686,000 and $900,000, respectively, which were unrealized as of the date of the first ownership change. The gains in fiscal 1999 were primarily the result of the sale of real estate associated with 13 previously franchised restaurants to the Company's largest franchisee, the sale of the Company's Troy, Ohio manufacturing facility and other various franchise sales. Accordingly, the valuation allowance was reduced by approximately $2,340,000 and $315,000 during the years ended January 2, 2000 and December 27, 1998, respectively. During the years ended January 2, 2000 and December 27, 1998, the Company generated NOLs of approximately $5,108,000 and $185,000, respectively. As a result, as of January 2, 2000, the Company has aggregate NOL carryforwards of approximately $45.5 million which expire between 2001 and 2019.

    The Common Stock Offering resulted in the Company having another change of ownership under Section 382 of the Internal Revenue Code in November 1997. As a result, usage of the NOLs generated between the last ownership change and the Common Stock Offering ("New NOLs") is also limited. The amount of NOLs which may be used each year prior to any built-in gains being triggered is approximately $2.4 million. While the limitation on the use of the New NOLs will impact when the New NOLs are utilized, the Company expects all New NOLs to be utilized before they expire. Accordingly, no valuation allowance is required related to any New NOLs as of January 2, 2000. The Company does not believe that it is more likely than not that all Old NOLs will become available through realization of unrealized gains as of the date of the March 1996 ownership change. Accordingly, a valuation allowance has been provided against Old NOLs which have not been made available as of January 2, 2000. As of January 2, 2000, a valuation allowance has been provided against an aggregate of $21.3 million of Old NOLs.

    The benefit from income taxes for the years ended January 2, 2000, December 27, 1998, and December 28, 1997 was as follows (in thousands):

                                                      FOR THE YEARS ENDED
                                            ----------------------------------------
                                            JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                               2000          1998           1997
                                            ----------   ------------   ------------
Current benefit (provision):
  Federal.................................    $  104        $   30         $   --
  State...................................        18           (10)           (86)
  Foreign.................................        --            --            (21)
                                              ------        ------         ------
Total current benefit (provision).........       122            20           (107)
                                              ======        ======         ======
Deferred benefit:
  Federal.................................     5,718         3,207          2,291
  State...................................       319           228            255
                                              ------        ------         ------
Total deferred benefit....................     6,037         3,435          2,546
                                              ------        ------         ------
Total benefit from income taxes...........    $6,159        $3,455         $2,439
                                              ======        ======         ======

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)
    A reconciliation of the difference between the statutory Federal income tax rate and the effective income tax rate follows:

                                                      FOR THE YEARS ENDED
                                            ----------------------------------------
                                            JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                               2000          1998           1997
                                            ----------   ------------   ------------
Statutory federal income tax rate.........       35%          35%             35%
State income taxes net of federal
  benefit.................................        6            6               6
Decrease (increase) in valuation
  allowance...............................       40           (1)             (4)
Tax credits...............................       15            7              12
Nondeductible expenses....................       (4)          (4)            (10)
Other.....................................       15           (2)              2
                                                ---           --             ---
Effective tax rate........................      107%          41%             41%
                                                ===           ==             ===

    Deferred tax assets and liabilities are determined as the difference between the financial statement and tax bases of the assets and liabilities multiplied by the enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets (liabilities) at January 2, 2000 and December 27, 1998 were as follows (in thousands):

                                                        JANUARY 2,   DECEMBER 27,
                                                           2000          1998
                                                        ----------   ------------
Property and equipment................................   $(44,272)     $(47,175)
Federal, state and UK NOL carryforwards (net of
  valuation allowance of $18,907 and $21,272 at
  January 2, 2000 and December 27, 1998,
  respectively).......................................      9,639         5,329
Insurance reserves....................................      4,516         4,540
Inventories...........................................      1,556         1,885
Accrued pension.......................................      2,308         2,578
Intangible assets.....................................     (5,477)       (5,651)
Tax credit carryforwards..............................      4,732         3,401
Other.................................................      2,908         4,966
                                                         --------      --------
Net deferred tax liability............................   $(24,090)     $(30,127)
                                                         ========      ========

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
    For the years ended January 2, 2000 and December 27, 1998, the reconciliation of the projected benefit obligation was (in thousands):

                                                        JANUARY 2,   DECEMBER 27,
                                                           2000          1998
                                                        ----------   ------------
Beginning of year benefit obligation..................    $90,878       $79,311
  Service cost........................................      4,090         3,515
  Interest cost.......................................      6,269         5,874
  Plan amendments.....................................         --         4,811
  Actuarial (gain) loss...............................    (16,308)        6,038
  Disbursements.......................................     (5,754)       (8,671)
                                                          -------       -------
End of year benefit obligation........................    $79,175       $90,878
                                                          =======       =======

    In 1997, pension benefits were reduced to certain employees. In 1998, death benefits were increased. The effect of these amendments is being amortized over the remaining employee service period of active plan participants.

    The reconciliation of the funded status of the pension plan as of January 2, 2000 and December 27, 1998 included the following components (in thousands):

                                                        JANUARY 2,   DECEMBER 27,
                                                           2000          1998
                                                        ----------   ------------
Projected benefit obligation..........................   $(79,175)     $(90,878)
Fair value of plan assets.............................    124,614       112,622
                                                         --------      --------
Funded status.........................................     45,439        21,744
Unrecognized prior service cost.......................     (6,012)       (8,664)
Unrecognized net actuarial gain.......................    (44,067)      (18,459)
                                                         --------      --------
Accrued benefit cost..................................   $ (4,640)     $ (5,379)
                                                         ========      ========

    The reconciliation of fair value of assets of the plan as of January 2, 2000 and December 27, 1998 was (in thousands):

                                                        JANUARY 2,   DECEMBER 27,
                                                           2000          1998
                                                        ----------   ------------
Beginning of year fair value of assets................   $112,622      $107,938
Beginning of year adjustment..........................         --        (2,719)
Actual return on plan assets..........................     17,746        16,074
Disbursements.........................................     (5,754)       (8,671)
                                                         --------      --------
End of year fair value of assets......................   $124,614      $112,622
                                                         ========      ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The components of net pension (benefit) cost for the years ended January 2, 2000, December 27, 1998 and December 28, 1997 were (in thousands):

                                            JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                               2000          1998           1997
                                            ----------   ------------   ------------
Service cost..............................    $ 4,090       $ 3,515        $3,764
Interest cost.............................      6,269         5,874         5,922
Expected return on assets.................    (10,291)       (9,767)       (8,143)
Net amortization:
  Unrecognized prior service cost.........       (805)         (956)         (409)
  Unrecognized net actuarial gain.........         --          (282)         (611)
                                              -------       -------        ------
Net pension (benefit) cost................    $  (737)      $(1,616)       $  523
                                              =======       =======        ======

    A summary of the Company's key actuarial assumptions as of January 2, 2000, December 27, 1998 and December 28, 1997 follows:

                                            JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                               2000          1998           1997
                                            ----------   ------------   ------------
Discount rate.............................       8.00%          6.75%          7.25%
Salary increase rate......................  3.75-5.25%     3.75-5.25%     4.00-5.50%
Expected long term rate of return.........       10.5%          10.5%          10.5%

    Effective December 30, 1996, FICC changed its method of calculating the market-related value of plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. Under the previous accounting method, the calculation of the market-related value of assets reflected amortization of the actual realized and unrealized capital return on assets on a straight-line basis over a five-year period. Under the new method, the calculation of the market-related value of assets reflects the long-term rate of return expected by the Company and amortization of the difference between the actual return (including capital, dividends and interest) and the expected return over a five-year period. The Company believes the new method is widely used in practice and preferable because it results in calculated plan asset values that more closely approximate fair value, while still mitigating the effect of annual market-value fluctuations. Under both methods, only the cumulative net unrecognized gain or loss which exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets is subject to amortization. This change resulted in a non-cash benefit for the year ended December 28, 1997 of $2,236,000 (net of taxes of $1,554,000), which represented the cumulative effect of the change related to years prior to fiscal 1997, and $607,000 (net of taxes of $421,000) in lower pension expense for the year ended December 28, 1997.

    The Company's Employee Savings and Investment Plan (the "Plan") covers all eligible employees and is intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. For the years ended January 2, 2000 and December 27, 1998, the Company made matching contributions at the rate of 75% of the first 2% of the participant's contributions and 50% of the next 4% of the participant's contributions for employees of certain job classifications. For other employees of the Company, the Company made matching contributions at the rate of 75% of the first 2% of the participant's contributions and 50% of the next 2% of the participant's contributions. For the year ended December 28, 1997, the Company made matching contributions at the rate of 75% of a participant's first 2% of his/her contributions and 50% of a participant's next 2% of his/her contributions. All employee contributions are fully

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
vested. Employer contributions are vested at the completion of five years of service or at retirement, death, disability or termination at age 65 or over, as defined by the Plan. Contributions and administrative expenses for the Plan were approximately $1,083,000, $1,211,000 and $1,089,000 for the years ended
January 2, 2000, December 27, 1998 and December 28, 1997, respectively.

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company provides health care and life insurance benefits to certain groups of employees upon retirement. Eligible employees may continue their coverages if they are receiving a pension benefit, are 55 years of age, and have completed ten years of service. The plan requires contributions for health care coverage from participants who retired after September 1, 1989. Life insurance benefits are non-contributory. Benefits under the plan are provided through the Company's general assets.

    The Company accrues the cost of postretirement benefits over the years employees provide services to the date of their full eligibility for such benefits. The reconciliation of accumulated postretirement benefit obligation for the years ended January 2, 2000 and December 27, 1998 is as follows (in thousands):

                                                        JANUARY 2,   DECEMBER 27,
                                                           2000          1998
                                                        ----------   ------------
Beginning of year benefit obligation..................    $6,444        $6,041
Service cost..........................................       180           155
Interest cost.........................................       430           432
Actuarial (gain) loss.................................      (866)          344
Disbursements.........................................      (599)         (528)
                                                          ------        ------
End of year benefit obligation........................    $5,589        $6,444
                                                          ======        ======

    The reconciliation of the funded status of the postretirement plan as of January 2, 2000, and December 27, 1998 included the following components (in thousands):

                                                        JANUARY 2,   DECEMBER 27,
                                                           2000          1998
                                                        ----------   ------------
Accumulated postretirement benefit obligation.........    $(5,589)      $(6,444)
Fair value of plan assets.............................         --            --
                                                          -------       -------
Funded status.........................................     (5,589)       (6,444)
Unrecognized prior service cost.......................       (928)         (990)
Unrecognized net actuarial (gain) loss................       (545)          321
                                                          -------       -------
Accrued benefit liability.............................    $(7,062)      $(7,113)
                                                          =======       =======

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)
    The components of net postretirement benefit cost for the years ended January 2, 2000, December 27, 1998 and December 28, 1997 were (in thousands):

                                            JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                               2000          1998           1997
                                            ----------   ------------   ------------
Service cost..............................     $180          $155           $134
Interest cost.............................      430           432            436
Net amortization of prior service cost....      (62)          (62)           (62)
                                               ----          ----           ----
Net postretirement benefit cost...........     $548          $525           $508
                                               ====          ====           ====

    A summary of the Company's key actuarial assumptions as of January 2, 2000, December 27, 1998, and December 28, 1997 follows:

                                            JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                               2000          1998           1997
                                            ----------   ------------   ------------
Discount rate.............................       8.00%          6.75%          7.25%
Salary increase rate......................  3.75-5.25%     3.75-5.25%     4.00-5.50%
Medical cost trend:
  First year--1999........................       6.25%          7.25%          7.25%
  Ultimate................................       5.25%          5.25%          5.25%
  Years to reach ultimate.................          1              2              2

    A one-percentage-point increase in the assumed health care cost trend rate would have increased postretirement benefit expense by approximately $60,000, $55,000 and $51,000 and would have increased the accumulated postretirement benefit obligation by approximately $454,000, $513,000 and $457,000 for the years ended January 2, 2000, December 27, 1998 and December 28, 1997, respectively. A one-percentage-point decrease in the assumed health care cost trend rate would have decreased the postretirement benefit expense by approximately $54,000, $50,000 and $46,000 and would have decreased the accumulated postretirement benefit obligation by approximately $414,000, $469,000 and $419,000 for the years ended January 2, 2000, December 27, 1998 and December 28, 1997, respectively.

12. INSURANCE RESERVES

    At January 2, 2000 and December 27, 1998, insurance reserves of approximately $26,994,000 and $26,479,000, respectively, had been recorded. Insurance reserves at January 2, 2000 and December 27, 1998 included RIC's reserve for the Company's insurance liabilities of approximately $11,372,000 and $11,432,000, respectively. Reserves also included accruals related to postemployment benefits and postretirement benefits other than pensions. While management believes these reserves are adequate, it is reasonably possible that the ultimate liabilities will exceed such estimates. Classification of the reserves was as follows (in thousands):

                                            JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                               2000          1998           1997
                                            ----------   ------------   ------------
Current...................................    $ 9,748       $ 9,116        $ 7,248
Long-term.................................     17,246        17,363         19,726
                                              -------       -------        -------
Total.....................................    $26,994       $26,479        $26,974
                                              =======       =======        =======

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

12. INSURANCE RESERVES (CONTINUED)
    Following is a summary of the activity in the insurance reserves for the years ended January 2, 2000, December 27, 1998 and December 28, 1997 (in thousands):

                                            JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                               2000          1998           1997
                                            ----------   ------------   ------------
Beginning balance.........................    $26,479       $26,974        $16,940
Provision.................................     12,903        10,388          9,605
Payments..................................    (12,388)      (10,883)       (12,802)
Acquisition of RIC........................         --            --         13,231
                                              -------       -------        -------
Ending balance............................    $26,994       $26,479        $26,974
                                              =======       =======        =======

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

    In connection with the Recapitalization, 766,782 shares of Class A Common Stock were returned to FICC from certain shareholders for no consideration. The shares were returned in accordance with an agreement with the Company's existing lenders as a condition to the Recapitalization. Of such shares returned, 99,951 shares were issued to FICC's Chief Executive Officer and vested immediately, 371,285 shares were reserved for issuance under a restricted stock plan (the "Restricted Stock Plan") which was adopted by FICC in connection with the Recapitalization, as described below, and 295,546 shares were issued to certain employees under a limited stock compensation program in which a one-time award of common stock was made to certain employees of the Company. The 295,546 shares issued under the limited stock compensation program vested immediately. Additionally, 27,113 shares were issued under the 1996 Management Stock Plan ("MSP") and immediately vested and the remaining 61,238 nonvested shares under the MSP vested. The estimated fair value of $8,407,000 of the (i) 27,113 shares issued and vested under the MSP, (ii) 61,238 shares previously issued under the MSP which vested in connection with the Recapitalization, (iii) 99,951 vested shares issued to FICC's Chief Executive Officer in connection with the Recapitalization and (iv) 295,546 vested shares issued to certain employees was recorded as compensation expense by the Company upon consummation of the Recapitalization in 1997.

    The Restricted Stock Plan, pursuant to which 371,285 shares are authorized for issuance, provides for the award of common stock, the vesting of which is subject to conditions and limitations established by the Board of Directors. Such conditions may include continued employment with the Company or the achievement of performance measures. Upon the award of common stock, the participant has the rights of a stockholder, including but not limited to the right to vote such stock and the right to receive any dividends paid on such stock. The Board of Directors, in its sole discretion, may designate employees and persons providing material services to the Company as eligible for participation in the Restricted Stock Plan. In 1997, 312,575 shares of common stock were issued to directors and employees under the Restricted Stock Plan. In 1999 and 1998, the Company issued an additional 82,008 and 20,310 shares under the Restricted Stock Plan, respectively. In addition, there were 62,916 shares forfeited in 1999. The shares issued in 1997, 1998 and April 20, 1999 vest at 12.50% per year with accelerated vesting of an additional

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

13. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
12.50% per year if certain performance criteria are met. The shares issued on January 5, 1999 and October 26, 1999 vest 25% in the first year and 12.5% per year for the next six years with accelerated vesting of an additional 12.5% per year if certain performance criteria are met. The Company is recording the fair value of the shares issued at the issuance dates as compensation expense over the estimated vesting periods. During the years ended January 2, 2000, December 27, 1998 and December 28, 1997, the Company recorded stock compensation expense of approximately $563,000, $722,000 and $8,407,000, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

    In connection with the Recapitalization, the Board of Directors adopted a stock option plan (the "Stock Option Plan"), pursuant to which 395,000 shares of common stock are authorized for issuance. The Stock Option Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue
Code) and stock appreciation rights. As of January 2, 2000, no stock appreciation rights had been issued. The Board of Directors will determine the employees who will receive awards under the Stock Option Plan and the terms of such awards. The exercise price of a stock option or stock appreciation right shall not be less than the fair market value of one share of common stock on the date the stock option or stock appreciation right is granted. The options expire ten years from the date of grant and vest over five years.

    A summary of the status of the Company's Stock Option Plan as of January 2, 2000 and December 27, 1998 and changes during the years ended on those dates is presented below:

                                                     NUMBER OF   WEIGHTED-AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                     ---------   ----------------
Options outstanding at December 29, 1996...........        --         $   --
  Granted..........................................   162,150          17.38
  Forfeited........................................    (1,400)         17.38
                                                      -------
Options outstanding at December 28, 1997...........   160,750          17.38
  Granted..........................................    81,025           7.99
  Forfeited........................................    (9,260)         17.38
  Cancelled........................................   (69,775)         17.39
                                                      -------
Options outstanding at December 27, 1998...........   162,740          12.42
  Granted..........................................   170,850           5.85
  Forfeited........................................   (20,760)         10.49
  Cancelled........................................        --             --
                                                      -------
Options outstanding at January 2, 2000.............   312,830         $ 9.09
                                                      -------

    At January 2, 2000 and December 27, 1998, options were exercisable on 33,390 and 4,550 shares of stock with a weighted average exercise price of $13.23 and $17.38, respectively. As of December 28, 1997, none of the outstanding options were exercisable.

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

13. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    The following table summarizes information related to outstanding options as of January 2, 2000:

                      OPTIONS OUTSTANDING
----------------------------------------------------------------
                                          WEIGHTED-
                                           AVERAGE
                                          REMAINING    WEIGHTED-
     RANGE OF             NUMBER         CONTRACTUAL    AVERAGE
     EXERCISE        OUTSTANDING AS OF      LIFE       EXERCISE
      PRICES          JANUARY 2, 2000      (YEARS)       PRICE
------------------   -----------------   -----------   ---------
$4.95--$7.43.......       216,210             9.2        $5.80
7.43--9.90........         12,180             9.5         9.31
9.90--12.38.......          1,700             7.6        12.00
17.33--19.80......         80,490             7.9        17.38
22.28--24.75......          2,250             8.4        24.75
                          -------
                          312,830             8.9         9.09
                          =======

    The Company applies APB No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Stock Option Plan. Had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share for the years ended January 2, 2000, December 27, 1998 and December 28, 1997 would have been the following pro forma amounts:

                                                           JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                                              2000          1998           1997
                                                           ----------   ------------   ------------
Income (loss) before cumulative effect of change in
  accounting principle...................................   $287,000    $(5,023,000)   $(5,149,000)
Cumulative effect of change in accounting principle, net
  of income tax effect...................................   (319,000)            --      2,236,000
                                                            --------    -----------    -----------
Net loss.................................................   $(32,000)   $(5,023,000)   $(2,913,000)
                                                            ========    ===========    ===========
Basic and diluted income (loss) per share:
Income (loss) before cumulative effect of change in
  accounting principle...................................   $   0.04    $     (0.67)   $     (1.66)
Cumulative effect of change in accounting principle, net
  of income tax effect...................................      (0.04)            --           0.72
                                                            --------    -----------    -----------
Net loss per share.......................................   $     --    $     (0.67)   $     (0.94)
                                                            ========    ===========    ===========

    Fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                       1999           1998
                                                   ------------   ------------
Risk free interest rate..........................  5.66%-7.09%     4.88%-5.75%
Expected life....................................      7 years         7 years
Expected volatility..............................       79.14%          86.50%
Dividend yield...................................        0.00%           0.00%
Fair value.......................................  $3.87-$7.15    $5.03-$19.68

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

14. RELATED PARTY TRANSACTIONS

    In June 1999, Visual Events, Inc., a company wholly-owned by Richard L. Couch, the Company's Chief Marketing Officer, and his spouse, entered into a contract with the Company pursuant to which Visual Events, Inc. will provide various marketing management services for the Company. The contract provides for a monthly retainer of $12,000 for 12 consecutive months commencing July 1, 1999 subject to early termination by either party upon 90 days notice. The contract provides for Visual Events, Inc. to be reimbursed for certain expenses and to perform other project based services subject to budgets approved by the Company. Payments by the Company under the contract during the fiscal year ended
January 2, 2000 totalled approximately $166,000.

    On October 12, 1998, the Company entered into a franchise agreement with The Ice Cream Corporation ("TICC"), as franchisee, which conditionally granted TICC exclusive rights to purchase and develop Friendly's full-service restaurants in the Lancaster and Chester counties of Pennsylvania (the "TICC Agreement"). The owners of TICC are family members of the Chairman of the Board and Chief Executive Officer of the Company. Pursuant to the TICC Agreement, TICC purchased at fair market value certain assets and rights in two existing Friendly's restaurants, committed to open an additional ten restaurants by October 11, 2004 and received an option to purchase an additional three restaurants. Proceeds from the sale were approximately $1,547,700, of which $57,000 was for initial franchise fees for the two initial restaurants, $125,000 was for franchise fees for certain of the additional restaurants described above and $25,000 was for the option to purchase two additional existing restaurants. The $57,000 was recorded as revenue in the year ended December 27, 1998 and the option fees will be recorded as income as additional restaurants are purchased. The Company recognized income of approximately $1.0 million related to the sale of the equipment and operating rights for the two existing franchised locations in the year ended December 27, 1998. The franchisee is required by the terms of the TICC Agreement to purchase from the Company all of the frozen dessert products it sells in the franchised restaurants. In December 1999, FICC's Chairman of the Board and Chief Executive Officer purchased the underlying real estate at a restaurant currently being franchised by TICC for $440,000, the fair market value of the property. The Company recognized a loss on the sale of approximately $56,000. The Company had a ground lease and owned the improvements on one of the properties franchised to TICC. In October 1998, the Company assigned the ground lease and in connection with that assignment, the Company receives monthly assignment fees from TICC for the value of the improvements on the property. The term of the assignment and related assignment fees is for approximately 18 years ending in August 2016. The monthly assignment fees payable to the Company are $2,434.90 which increase over the term of the assignment to $2,678.40 in November 2003, $2,946.30 in November 2008 and $3,240.90 in November 2013.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

14. RELATED PARTY TRANSACTIONS (CONTINUED)

    FICC's Chairman of the Board and Chief Executive Officer is an officer of TRC. FICC entered into subleases for certain land, buildings and equipment from a subsidiary of TRC. For the years ended January 2, 2000, December 27, 1998 and December 28, 1997, rent expense related to the subleases was approximately $302,000, $309,000 and $279,000, respectively.

    In 1994, TRC Realty LLC (a subsidiary of TRC) entered into a ten-year operating lease for an aircraft for use by both the Company and TRC (which operates restaurants using the trademark Perkins Restaurant and Bakery ("Perkins")). In 1999, this lease was cancelled and TRC Realty LLC entered into a new ten-year operating lease for a new aircraft. The Company shares proportionately with Perkins in reimbursing TRC Realty LLC for leasing, tax and insurance expenses. In addition, the Company also incurs actual usage costs. Total expense for the years ended January 2, 2000, December 27, 1998 and December 28, 1997 was approximately $568,000, $691,000 and $610,000, respectively.

    The Company purchased certain food products used in the normal course of business from a division of TRC. For the years ended January 2, 2000, December 27, 1998 and December 28, 1997, purchases were approximately $967,000, $945,000 and $975,000, respectively.

    In June 1999, the Company's pension plan sold a restaurant business (excluding the related property which is owned by the pension plan), located in Mt. Laurel, New Jersey, to a franchisee of Friendly's Restaurants
Franchise, Inc., a subsidiary of FICC. Under the original lease agreement between the Company and the pension plan, the Company leased the restaurant from the pension plan for $62,700 per annum through June 2001. In conjunction with the pension plan's sale of the restaurant business to the franchisee, the Company will sublease the property to the franchisee for an aggregate annual amount of $76,700 through July 31, 2001. Under the terms of the sublease agreement, the pension plan will receive rental income directly from the franchisee. The franchisee has the option to extend the lease for three, five-year options and one, two-year and ten-month option.

    In August 1999, the pension plan sold a restaurant business and the related property, located in Randallstown, Maryland, to an independent third party. As a result of the sale, the pension plan realized a loss of $107,500 in fiscal 1999. The Company then contributed $107,500 to the pension plan, in settlement of its ongoing obligations under the lease. The Company received an opinion from outside legal counsel to the pension plan verifying that the transaction complied with the Employee Retirement Income Security Act of 1974 because it fell within a recognized exemption to 406(a)(1).

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company has commitments to purchase approximately $61,800,000 of raw materials, food products and supplies used in the normal course of business that cover periods of one to twenty-four months. Most of these commitments are noncancelable.

    On January 19, 2000, the Company entered into an agreement granting Kessler Family LLC ("Kessler") non-exclusive rights to operate and develop Friendly's full-service restaurants in the franchising region of Rochester, Buffalo and Syracuse, New York (the "Kessler Agreement"). Pursuant to the Kessler Agreement, Kessler purchased certain assets and rights in 29 existing Friendly's restaurants and committed to open an additional 15 restaurants over the next seven years. Gross proceeds from the sale were approximately $13,300,000, of which $735,000 was for franchise fees for the initial 29 restaurants. The $735,000 will be recorded as revenue in the year ending December 31, 2000. The Company will recognize a gain of approximately $1,500,000 related to the sale of the assets for the 29 existing franchised locations in the year ending
December 31, 2000. As a result of the sale of these units, the Company recorded a write-down of $500,000 in the first quarter of fiscal 2000 for the remaining 11 restaurants in this operating region, since the Company does not intend to operate them in the future.

    On July 14, 1997, the Company entered into an agreement which conditionally granted a franchisee exclusive rights to operate, manage and develop Friendly's full-service restaurants in the franchising region of Maryland, Delaware, the District of Columbia and northern Virginia (the "Agreement"). Pursuant to the Agreement, the franchisee purchased certain assets and rights in 34 existing Friendly's restaurants in this franchising region, committed to open an additional 74 restaurants through 2005 and, subject to the fulfillment of certain conditions, further agreed to open 26 additional restaurants, for a total of 100 new restaurants in this franchising region through 2007. Gross proceeds from the sale were approximately $8,488,000, of which $860,000 was for initial franchise fees for the 34 initial restaurants, $500,000 was for development rights and $930,000 was for franchise fees for certain of the additional restaurants described above. The $860,000 was recorded as revenue in the year ended December 28, 1997, and the development rights and franchise fees received are being amortized into income over the initial ten-year term of the Agreement and as additional restaurants are opened, respectively. The Company recognized income of $2,283,000 related to the sale of the equipment and operating rights for the 34 existing franchised locations in the year ended December 28, 1997. The proceeds were allocated between the assets sold and the development rights by the Company and the franchisee based on the estimated fair market values. The franchisee is required by the terms of the Agreement to purchase from the Company all of the frozen dessert products it sells in the franchised restaurants. As of January 2, 2000, the franchisee had opened 15 new units.

16. RELOCATION OF MANUFACTURING AND DISTRIBUTION FACILITY

    On December 1, 1998, the Company announced a plan to relocate its manufacturing and distribution operations from Troy, OH to Wilbraham, MA and York, PA. The Company closed the Troy, OH

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

16. RELOCATION OF MANUFACTURING AND DISTRIBUTION FACILITY (CONTINUED) manufacturing and distribution facility in May 1999 and transferred the operations to Wilbraham, MA and York, PA. Following represents the restructuring reserve and related costs associated with the relocation:

                                          ACCRUED AS OF                                   ACCRUED AS OF
                                        DECEMBER 27, 1998   1999 EXPENSE   COSTS PAID    JANUARY 2, 2000
                                        -----------------   ------------   -----------   ---------------
Severance pay.........................      $536,000          $ 34,700     $  (570,700)     $      --
Utility costs.........................       140,000            89,100        (229,100)            --
Real estate taxes.....................        87,000           (87,000)             --             --
Outside storage.......................        80,000           (58,000)        (22,000)            --
Outplacement services.................        50,000                --         (50,000)            --
Additional exit costs (plant
  maintenance, security and travel)...        52,000           163,200        (215,200)            --
                                            --------          --------     -----------      ---------
Total.................................      $945,000          $142,000     $(1,087,000)     $      --
                                            ========          ========     ===========      =========

    In December 1999, the Company sold the Troy, OH manufacturing facility for cash of $2.2 million and a seven year, 7.75% interest-bearing $600,000 note receivable due January 2007. The Company incurred a total loss on the sale of the property of $1,033,000 in fiscal 1999 which is included in relocation of manufacturing and distribution facility in the accompanying consolidated statements of operations.

17. SEGMENT REPORTING

    Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chairman of the Board and Chief Executive Officer of the Company. The Company's operating segments include restaurant, foodservice, franchise and international operations. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which generally are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the accompanying consolidated financial statements.

    The Company's restaurants target families with children and adults who desire a reasonably-priced meal in a full-service setting. The Company's menu offers a broad selection of freshly-prepared foods which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items. Foodservice operations manufactures frozen dessert products and distributes such manufactured products and purchased finished goods to the Company's restaurants and franchised operations. Additionally, it sells frozen dessert products to distributors and retail and institutional locations. The Company's international business primarily consisted of a license agreement with several companies in the United Kingdom to distribute the Company's frozen desserts and a 50% joint venture in Shanghai, China which involved the manufacture and distribution of frozen desserts on a limited basis. At
December 27, 1998, these operations had been discontinued. The Company's franchise segment includes a royalty based on franchise restaurant revenue. In addition, the Company receives rental income from various franchised restaurants. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment. These costs include general and administrative expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarters activities.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

17. SEGMENT REPORTING (CONTINUED)
    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the financial results for the foodservice operating segment, prior to intersegment eliminations, have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally reviews financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating segment income (loss) before income taxes and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

    EBITDA represents consolidated net income (loss) before (i) cumulative effect of change in accounting principle, net of income tax effect,
(ii) benefit from (provision for) income taxes, (iii) (recovery of write-down of) equity in net loss of joint venture, (iv) interest expense, net,
(v) depreciation and amortization and (vi) non-cash write-downs and all other non-cash items.

                                                           JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                                              2000          1998           1997
                                                           ----------   ------------   ------------
                                                                        (IN THOUSANDS)
Revenues:
  Restaurant.............................................  $ 618,433      $ 595,308      $ 593,671
  Foodservice............................................    268,703        256,829        245,346
  Franchise..............................................      4,967          3,769          2,375
  International..........................................         23            301          1,247
                                                           ---------      ---------      ---------
    Total................................................  $ 892,126      $ 856,207      $ 842,639
                                                           =========      =========      =========
Intersegment revenues:
  Restaurant.............................................  $      --      $      --      $      --
  Foodservice............................................   (183,107)      (178,111)      (175,092)
  Franchise..............................................         --             --             --
  International..........................................         --             --             --
                                                           ---------      ---------      ---------
    Total................................................  $(183,107)     $(178,111)     $(175,092)
                                                           =========      =========      =========
External revenues:
  Restaurant.............................................  $ 618,433      $ 595,308      $ 593,671
  Foodservice............................................     85,596         78,718         70,254
  Franchise..............................................      4,967          3,769          2,375
  International..........................................         23            301          1,247
                                                           ---------      ---------      ---------
    Total................................................  $ 709,019      $ 678,096      $ 667,547
                                                           =========      =========      =========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

17. SEGMENT REPORTING (CONTINUED)

                                                           JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                                              2000          1998           1997
                                                           ----------   ------------   ------------
                                                                        (IN THOUSANDS)
EBITDA:
  Restaurant.............................................  $  66,038      $  70,771      $  73,952
  Foodservice............................................     26,757         17,659         20,035
  Franchise..............................................      2,389          1,423          1,240
  International..........................................        (83)        (1,191)        (1,127)
  Corporate..............................................    (30,056)       (25,119)       (21,737)
                                                           ---------      ---------      ---------
    Total................................................  $  65,045      $  63,543      $  72,363
                                                           =========      =========      =========
  Interest expense, net..................................  $  33,694      $  31,838      $  39,303
                                                           =========      =========      =========
  (Recovery of write-down of) equity in net loss of joint
    venture..............................................  $    (896)     $   4,828      $   1,530
                                                           =========      =========      =========
Income (loss) before income taxes and cumulative effect
  of change in accounting principle:
  Restaurant.............................................  $  38,173      $  43,218      $  48,012
  Foodservice............................................     23,119         14,663         17,186
  Franchise..............................................      1,822            938            179
  International..........................................        813         (6,295)        (2,707)
  Corporate..............................................    (69,145)       (60,950)       (72,408)
                                                           ---------      ---------      ---------
    Total................................................  $  (5,218)     $  (8,426)     $  (9,738)
                                                           =========      =========      =========
Depreciation and amortization:
  Restaurant.............................................  $  25,952      $  26,641      $  25,489
  Foodservice............................................      3,638          2,996          2,849
  Franchise..............................................        567            485          1,061
  International..........................................         --             56             50
  Corporate..............................................      4,832          3,271          2,243
                                                           ---------      ---------      ---------
    Total................................................  $  34,989      $  33,449      $  31,692
                                                           =========      =========      =========
Identifiable assets:
  Restaurant.............................................  $ 265,062      $ 262,353      $ 244,457
  Foodservice............................................     29,625         45,111         49,703
  Franchise..............................................      3,935         11,713         11,404
  International..........................................         28          1,485          5,887
  Corporate..............................................     57,720         53,886         60,420
                                                           ---------      ---------      ---------
    Total................................................  $ 356,370      $ 374,548      $ 371,871
                                                           =========      =========      =========
Capital expenditures, including capitalized leases:
  Restaurant.............................................  $  36,343      $  43,697      $  28,966
  Foodservice............................................      4,810          5,277          3,655
  Corporate..............................................        235          2,806          1,244
                                                           ---------      ---------      ---------
    Total................................................  $  41,388      $  51,780      $  33,865
                                                           =========      =========      =========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

18. CLOSING OF INTERNATIONAL OPERATIONS

    Effective October 15, 1998, Friendly's International, Inc. ("FII"), a subsidiary of the Company, entered into an agreement that provided for the sale of the Company's 50% equity interest in its China joint venture to the joint venture partner and the settlement of FICC's advances to the joint venture for an aggregate of approximately $2.3 million in notes and $335,000 of equipment. On February 25, 1999, FII received an initial payment of approximately
$1.1 million and arranged for the shipment of the equipment to the United States. Accordingly, the Company recorded a write-down of approximately
$3.5 million as of December 27, 1998 to eliminate the Company's remaining investment in and advances to the joint venture. During the year ended
January 2, 2000, the Company received from its joint venture partner $827,000 of cash and $69,000 of equipment as payment for the dissolution of the joint venture partnership. The Company does not anticipate any additional payments from the joint venture partner in the future. If any of the $0.3 million still due under the terms of the sale is received by the Company, such amount will be recorded as income by the Company at such time. Additionally, in 1998 the Company determined that it would discontinue its direct investment in the United Kingdom. Accordingly, the Company recognized an impairment loss of $468,000 to reduce the related assets to their estimated net realizable value. Following is a summary of the write-down recorded for the United Kingdom operations during the year ended December 27, 1998:

Inventory...................................................  $230,000
Equipment...................................................   220,000
Accounts receivable.........................................    18,000
                                                              --------
                                                              $468,000
                                                              ========

    In addition, $150,000 of costs and expenses associated with the discontinuation of the United Kingdom operations were accrued as of December 27, 1998. Such costs were paid in fiscal 1999.

19. SUBSEQUENT EVENTS

    In March 2000, the Company's Board of Directors approved a restructuring plan that provides for the immediate closing of 79 restaurants by the end of March 2000 and the disposition of an additional 71 restaurants. The
71 locations will remain in operation until they are sold, subleased or closed prior to March 2002. The restaurants to be closed are generally lower sales volume units operating in markets in which management believes the Company has a strong market penetration. The larger units in these markets will continue operating. In connection with the restructuring plan, the Company will eliminate approximately 150 management/administrative employees in the field organization and at corporate headquarters.

    As a result of this plan, the Company will report a pre-tax write-down of property and equipment of approximately $18 million and a pre-tax restructuring charge of approximately $12 million for severance pay, lease cancellation fees, restaurant de-identification costs and certain other costs associated with the closing of the locations in the first quarter ended April 2, 2000. Management believes that future annual savings associated with the reduction in force are estimated to be $8 million. In connection with this restructuring plan, the Company's Credit Facility was amended on March 23, 2000. The Consolidated net worth covenant was adjusted primarily to reflect the write-down of property and equipment and restructuring charges associated with the restructuring plan and interest rates on borrowings will be increased. The

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

19. SUBSEQUENT EVENTS (CONTINUED)
per annum interest rates on the Term Loans, Revolving Credit Facility and the Letter of Credit Facility will be increased by 0.25% as a result of this amendment.

    On January 3, 2000, the Company was notified by The Nasdaq-Amex Group, a NASD Company, that the Company's shares, which as of March 1, 2000 were listed on the NASDAQ National Market, had failed to maintain a minimum bid price of $5.00 per share or greater for 30 consecutive trading days as required under NASDAQ rules. Accordingly, unless the Company's shares listed on NASDAQ trade at $5.00 or above for at least ten consecutive trading days before April 3, 2000, the Company's shares will be delisted from NASDAQ on April 5, 2000. As of March 15, 2000, the Company's shares have not closed above $5.00 per share for 76 consecutive days. The Company may avoid or delay the delisting of its shares on April 5, 2000 by requesting a hearing under NASDAQ rules petitioning the NASDAQ Listing Qualifications Panel for (a) continued listing on the NASDAQ National Market, or (b) transfer of the Company's listed shares to the NASDAQ Small Cap Market.

20. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    FICC's obligation related to the $200 million Senior Notes are guaranteed fully and unconditionally by one of FICC's wholly-owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc., Friendly Holding (UK) Limited, Friendly Ice Cream (UK) Limited and Restaurant Insurance Corporation (collectively, the "Non-guarantor Subsidiaries"). Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of January 2, 2000 and December 27, 1998 and for the years ended January 2, 2000 and December 27, 1998 are not presented because management has determined that such information is not material to investors.

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

20. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 2, 2000
                                 (IN THOUSANDS)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
               Assets
Current assets:
  Cash and cash equivalents.........  $  9,674     $   14        $ 2,374        $     --       $ 12,062
  Restricted cash...................        --         --          2,066              --          2,066
  Accounts receivable...............     3,678        256             --             (10)         3,924
  Inventories.......................    11,352         --             --              --         11,352
  Deferred income taxes.............     5,471         12             --             174          5,657
  Prepaid expenses and other current
    assets..........................     9,085        834          6,455         (10,076)         6,298
                                      --------     ------        -------        --------       --------
Total current assets................    39,260      1,116         10,895          (9,912)        41,359
Deferred income taxes...............        --        903          1,333          (2,236)            --
Property and equipment, net.........   289,839         --             --              --        289,839
Intangible assets and deferred
  costs, net........................    23,613         --             --              --         23,613
Investments in subsidiaries.........     1,788         --             --          (1,788)            --
Other assets........................       644      3,100          5,729          (7,914)         1,559
                                      --------     ------        -------        --------       --------
Total assets........................  $355,144     $5,119        $17,957        $(21,850)      $356,370
                                      ========     ======        =======        ========       ========
Liabilities and Stockholders' Equity
              (Deficit)
Current liabilities:
Current maturities of long-term
  obligations.......................  $ 19,361     $   --        $    --        $ (4,000)      $ 15,361
  Accounts payable..................    26,073         --             --              --         26,073
  Deferred income taxes.............        --         --              1              (1)            --
  Accrued expenses..................    45,037        963         10,508          (8,759)        47,749
                                      --------     ------        -------        --------       --------
Total current liabilities...........    90,471        963         10,509         (12,760)        89,183
Deferred income taxes...............    31,808         --             --          (2,061)        29,747
Long-term obligations, less current
  maturities........................   305,159         --             --          (4,814)       300,345
Other liabilities...................    17,411      2,444          7,372            (427)        26,800
Stockholders' equity (deficit)......   (89,705)     1,712             76          (1,788)       (89,705)
                                      --------     ------        -------        --------       --------
Total liabilities and stockholders'
  equity (deficit)..................  $355,144     $5,119        $17,957        $(21,850)      $356,370
                                      ========     ======        =======        ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

20. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 2, 2000
                                 (IN THOUSANDS)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
Revenues............................  $706,295     $2,721         $  23         $   (20)       $709,019
Costs and expenses:
  Cost of sales.....................   206,396         --            17              --         206,413
  Labor and benefits................   228,492         --            --              --         228,492
  Operating expenses and write-downs
    of property and equipment.......   166,480         --          (211)             --         166,269
  General and administrative
    expenses........................    45,041      1,720           (66)            (20)         46,675
  Relocation of manufacturing and
    distribution facility...........     1,175         --            --              --           1,175
  Depreciation and amortization.....    34,989         --            --              --          34,989
Gain on sales of restaurant
  operations and properties.........    (2,574)        --            --              --          (2,574)
Interest expense (income)...........    34,426         --          (732)             --          33,694
Recovery of write-down of joint
  venture...........................      (896)        --            --              --            (896)
                                      --------     ------         -----         -------        --------
(Loss) income before benefit from
  (provision for) income taxes,
  cumulative effect of change in
  accounting principle and equity in
  net income of consolidated
  subsidiaries......................    (7,234)     1,001         1,015              --          (5,218)
Benefit from (provision for) income
  taxes.............................     6,647       (411)         (299)             --           5,937
                                      --------     ------         -----         -------        --------
(Loss) income before cumulative
  effect of change in accounting
  principle and equity in net income
  of consolidated subsidiaries......      (587)       590           716              --             719
Cumulative effect of change in
  accounting principle..............      (319)        --            --              --            (319)
                                      --------     ------         -----         -------        --------
(Loss) income before equity in net
  income of consolidated
  subsidiaries......................      (906)       590           716              --             400
Equity in net income of consolidated
  subsidiaries......................     1,306         --            --          (1,306)             --
                                      --------     ------         -----         -------        --------
Net income..........................  $    400     $  590         $ 716         $(1,306)       $    400
                                      ========     ======         =====         =======        ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

20. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED JANUARY 2, 2000
                                 (IN THOUSANDS)

                                        PARENT    GUARANTOR    NON-GUARANTOR
                                       COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   -------------   ------------   ------------
Net cash provided by (used in)
  operating activities...............  $ 34,007      $(39)         $  583       $      --       $ 34,551
Cash flows from investing activities:
  Purchases of property and
    equipment........................   (41,388)       --              --              --        (41,388)
  Proceeds from sales of property and
    equipment........................    17,463        --              --              --         17,463
  Proceeds from sale of joint
    venture..........................     1,150        --              --              --          1,150
                                       --------      ----          ------       ---------       --------
Net cash used in investing
  activities.........................   (22,775)       --              --              --        (22,775)
                                       --------      ----          ------       ---------       --------
Cash flows from financing activities:
  Dividends received (paid)..........       500        --            (500)             --             --
  Proceeds from borrowings...........   109,000        --              --              --        109,000
  (Repayments of obligations)
    reimbursements from parent.......  (120,238)       --             500              --       (119,738)
                                       --------      ----          ------       ---------       --------
Net cash used in financing
  activities.........................   (10,738)       --              --              --        (10,738)
                                       --------      ----          ------       ---------       --------
Effect of exchange rate changes on
  cash...............................        --        --             (67)             --            (67)
                                       --------      ----          ------       ---------       --------
Net increase (decrease) in cash and
  cash equivalents...................       494       (39)            516              --            971
Cash and cash equivalents, beginning
  of year............................     9,180        53           1,858              --         11,091
                                       --------      ----          ------       ---------       --------
Cash and cash equivalents, end of
  year...............................  $  9,674      $ 14          $2,374       $      --       $ 12,062
                                       --------      ----          ------       ---------       --------
Supplemental disclosures:
  Interest paid (received)...........  $ 31,678      $ --          $ (547)      $      --       $ 31,131
  Income taxes (refunded) paid.......      (479)      224            (132)                          (387)
  Capital lease obligations
    terminated.......................        62        --              --              --             62
  Note received from sale of property
    and equipment....................       600        --              --              --            600

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

20. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 27, 1998
                                 (IN THOUSANDS)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
               Assets
Current assets:
  Cash and cash equivalents.........  $  9,180     $   53        $ 1,858        $     --       $ 11,091
  Restricted cash...................        --         --          2,211              --          2,211
  Accounts receivable...............     5,370        175             21              --          5,566
  Inventories.......................    15,445         --            115              --         15,560
  Deferred income taxes.............     6,783         --            278              --          7,061
  Prepaid expenses and other current
    assets..........................     8,657        235          7,461          (9,775)         6,578
                                      --------     ------        -------        --------       --------
Total current assets................    45,435        463         11,944          (9,775)        48,067
Deferred income taxes...............        --        503          1,024          (1,527)            --
Property and equipment, net.........   300,159         --             --              --        300,159
Intangible assets and deferred
  costs, net........................    25,178         --             --              --         25,178
Investments in subsidiaries.........       965         --             --            (965)            --
Other assets........................       222      2,199          5,736          (7,013)         1,144
                                      --------     ------        -------        --------       --------
Total assets........................  $371,959     $3,165        $18,704        $(19,280)      $374,548
                                      ========     ======        =======        ========       ========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current maturities of long- term
    obligations.....................  $ 10,200     $   --        $    --        $ (4,500)      $  5,700
  Accounts payable..................    26,460         --             --              --         26,460
  Accrued expenses..................    42,035        285         11,429          (7,185)        46,564
                                      --------     ------        -------        --------       --------
Total current liabilities...........    78,695        285         11,429         (11,685)        78,724
Deferred income taxes...............    38,715         --             --          (1,527)        37,188
Long-term obligations, less current
  maturities........................   325,620         --             --          (4,814)       320,806
Other liabilities...................    19,530      1,758          7,432            (289)        28,431
Stockholders' equity (deficit)......   (90,601)     1,122           (157)           (965)       (90,601)
                                      --------     ------        -------        --------       --------
Total liabilities and stockholders'
  equity (deficit)..................  $371,959     $3,165        $18,704        $(19,280)      $374,548
                                      ========     ======        =======        ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

20. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 27, 1998
                                 (IN THOUSANDS)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
Revenues............................  $676,093     $1,703        $   300         $   --        $678,096
Costs and expenses:
  Cost of sales.....................   204,364         --            520             --         204,884
  Labor and benefits................   211,581         --             --             --         211,581
  Operating expenses and write-downs
    of property and equipment.......   154,715         --            239             --         154,954
  General and administrative
    expenses........................    43,359      1,233            456             --          45,048
  Relocation of manufacturing and
    distribution facility...........       945         --             --             --             945
  Depreciation and amortization.....    33,393         --             56             --          33,449
Gain on sales of restaurant
  operations........................    (1,005)        --             --             --          (1,005)
Interest expense (income)...........    32,746         --           (908)            --          31,838
Equity in net loss and other
  write-downs associated with joint
  venture...........................     1,168         --          3,660             --           4,828
                                      --------     ------        -------         ------        --------
(Loss) income before benefit from
  (provision for) income taxes and
  equity in net loss of consolidated
  subsidiaries......................    (5,173)       470         (3,723)            --          (8,426)
Benefit from (provision for) income
  taxes.............................     2,616       (193)         1,032             --           3,455
                                      --------     ------        -------         ------        --------
(Loss) income before equity in net
  loss of consolidated
  subsidiaries......................    (2,557)       277         (2,691)            --          (4,971)
Equity in net loss of consolidated
  subsidiaries......................    (2,414)        --             --          2,414              --
                                      --------     ------        -------         ------        --------
Net (loss) income...................  $ (4,971)    $  277        $(2,691)        $2,414        $ (4,971)
                                      ========     ======        =======         ======        ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

20. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 27, 1998
                                 (IN THOUSANDS)

                                        PARENT    GUARANTOR    NON-GUARANTOR
                                       COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   -------------   ------------   ------------
Net cash provided by (used in)
  operating activities...............  $33,456      $(151)         $ (508)         $68           $32,865
                                       -------      -----          ------          ---           -------
Cash flows from investing activities:
  Purchases of property and
    equipment........................  (51,172)        --              --           --           (51,172)
  Proceeds from sales of property and
    equipment........................    2,852         --              --           --             2,852
                                       -------      -----          ------          ---           -------
Net cash used in investing
  activities.........................  (48,320)        --              --           --           (48,320)
                                       -------      -----          ------          ---           -------
Cash flows from financing activities:
  Dividends received (paid)..........      800         --            (800)          --                --
  Proceeds from borrowings...........   69,258         --              --           --            69,258
  (Repayments of obligations)
    reimbursements from parent.......  (58,253)        --             400           --           (57,853)
                                       -------      -----          ------          ---           -------
Net cash provided by (used in)
  financing activities...............   11,805         --            (400)          --            11,405
                                       -------      -----          ------          ---           -------
Effect of exchange rate changes on
  cash...............................       --         --               9           --                 9
                                       -------      -----          ------          ---           -------
Net (decrease) increase in cash and
  cash equivalents...................   (3,059)      (151)           (899)          68            (4,041)
Cash and cash equivalents, beginning
  of year............................   12,239        204           2,757          (68)           15,132
                                       -------      -----          ------          ---           -------
Cash and cash equivalents, end of
  year...............................  $ 9,180      $  53          $1,858          $--           $11,091
                                       =======      =====          ======          ===           =======
Supplemental disclosures:
  Interest paid (received)...........  $31,752      $  --          $ (968)         $--           $30,784
  Income taxes (received) paid.......     (811)       810             533           --               532
  Capital lease obligations
    incurred.........................      608         --              --           --               608
  Capital lease obligations
    terminated.......................      384         --              --           --               384

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Friendly Ice Cream Corporation:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Friendly Ice Cream Corporation and subsidiaries as of January 2, 2000 and December 27, 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended January 2, 2000, included in this Form 10-K, and have issued our report thereon dated February 11, 2000 (except with respect to the matters discussed in Note 19, as to which the date is March 23, 2000). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II--Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information reflected in the schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 11, 2000

                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(D)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

         FOR THE YEARS ENDED JANUARY 2, 2000 AND DECEMBER 27, 1998 (1)

                 COLUMN A                    COLUMN B           COLUMN C            COLUMN D    COLUMN E
                 --------                   ----------   -----------------------   ----------   ---------
                                            BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
                                            BEGINNING    COSTS AND      OTHER                    AT END
               DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
               -----------                  ----------   ----------   ----------   ----------   ---------
Reserves deducted in the consolidated
  balance sheets from the assets to which
  they relate:

                   1999
------------------------------------------
Reserve for relocation of manufacturing
  and distribution facility...............     $945         $142(2)      $ --        $1,087(2)    $ --

                   1998
------------------------------------------
Reserve for relocation of manufacturing
  and distribution facility...............     $ --         $945         $ --        $   --       $945

------------------------

(1) Schedule is not applicable for 1997.

(2) The charges to the accounts are for the purposes for which the reserves were created.

                                 EXHIBIT INDEX

         3.1            Restated Articles of Organization of Friendly Ice Cream
                        Corporation (the "Company"). (Incorporated by reference from
                        Exhibit 3.1 to the Company's Registration Statement on
                        Form S-1, Reg. No. 333-34633).

         3.2 Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual
                        Report on Form 10K for the fiscal year ended December 27, 1998, File No. 0-3930).

         4.1            Credit Agreement among the Company, Societe Generale, New
                        York Branch and certain other banks and financial
                        institutions ("Credit Agreement"). (Incorporated by
                        reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10K for the fiscal year ended December 28, 1997,
                        File No. 0-3930).

         4.2            First Amendment to Credit Agreement (Incorporated by
                        reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10K for the fiscal year ended December 27, 1997,
                        File No. 0-3930).

         4.3            Senior Note Indenture between Friendly Ice Cream
                        Corporation, Friendly's Restaurants Franchise, Inc. and The
                        Bank of New York, as Trustee. (Incorporated by reference to
                        Exhibit 4.3 to the Registrant's Annual Report on Form 10K
                        for the fiscal year ended December 27, 1998, File
                        No. 0-3930).

         4.4            Rights Agreement between the Company and The Bank of New
                        York, a Rights Agent. (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on
                        Form S-1, Reg. No. 333-34633).

         4.5            Second Amendment to Credit Agreement.

         4.6            Third Amendment to Credit Agreement.

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

        10.3            Agreement relating to the Company's Limited Stock
                        Compensation Program.* (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10K for the fiscal year ended December 28, 1997, File
                        No. 0-3930).

        10.4            Development Agreement between Friendly Ice Cream Corporation and FriendCo Restaurants, Inc. (Incorporated by reference
                        from Exhibit 10.4 to the Company's Registration Statement on
                        Form S-1, Reg. No. 333-34633).

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

        10.11           Aircraft Reimbursement Agreement between Company and TRC
                        Realty Co. (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10K for the fiscal year ended December 27, 1998, File No. 0-3930).

        10.12           License Agreement between the Company and Hershey Foods
                        Corporation for 1988 Non-Friendly Marks. (Incorporated by reference from Exhibit 10.12 to the Company's Registration
                        Statement on Form S-1, Reg. No. 333-34633).

        10.13           Letter agreement between registrant and Visual Events, Inc.

        10.14           Memorandum of Agreement between registrant and Paul J.
                        McDonald.

        21.1            Subsidiaries of the Company. (Incorporated by reference from
                        Exhibit 21.1 to the Company's Registration Statement on
                        Form S-1, Reg. No. 333-34633).

        23.1            Consent of Arthur Andersen LLP

        27.1            Financial Data Schedule

    *--Management Contract or Compensatory Plan or Arrangement