Form 10-Q
period 2000-04-02
FRIENDLY ICE CREAM CORP
filed 2000-05-15
CIK 39135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2000

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

          CLASS                     OUTSTANDING AT APRIL 30, 2000
  Common Stock, $.01 par value                7,432,383 Shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                 April 2,     January 2,
                                                                                  2000          2000
                                                                               -----------    ----------
                                          ASSETS                               (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ................................................   $  11,966    $  12,062
    Restricted cash ..........................................................       1,317        2,066
    Accounts receivable, net .................................................       4,358        3,924
    Inventories ..............................................................      14,851       11,352
    Deferred income taxes ....................................................       5,657        5,657
    Prepaid expenses and other current assets ................................       2,930        6,298
                                                                                 ---------    ---------
TOTAL CURRENT ASSETS .........................................................      41,079       41,359

PROPERTY AND EQUIPMENT, net ..................................................     251,454      289,839
INTANGIBLES AND DEFERRED COSTS, net ..........................................      23,042       23,613
OTHER ASSETS .................................................................       2,458        1,559
                                                                                 ---------    ---------
TOTAL ASSETS .................................................................   $ 318,033    $ 356,370
                                                                                 =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current maturities of long-term debt .....................................   $  10,011    $  13,673
    Current maturities of capital lease and finance obligations ..............       1,387        1,688
    Accounts payable .........................................................      25,081       26,073
    Accrued salaries and benefits ............................................      14,038       13,889
    Accrued interest payable .................................................       9,053        4,006
    Insurance reserves .......................................................       9,130        9,748
    Restructuring reserve ....................................................      10,840           --
    Other accrued expenses ...................................................      14,315       20,106
                                                                                 ---------    ---------
TOTAL CURRENT LIABILITIES ....................................................      93,855       89,183
                                                                                 ---------    ---------

DEFERRED INCOME TAXES ........................................................      12,647       29,747
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities ...............       7,104        7,913
LONG-TERM DEBT, less current maturities ......................................     287,294      292,432
OTHER LONG-TERM LIABILITIES ..................................................      25,207       26,800

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock .............................................................          75           75
    Preferred stock ..........................................................          --           --
    Additional paid-in capital ...............................................     138,600      138,459
    Accumulated deficit ......................................................    (246,749)    (228,239)
                                                                                 ---------    ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .........................................    (108,074)     (89,705)
                                                                                 ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) .........................   $ 318,033    $ 356,370
                                                                                 =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                 April 2,         March 28,
                                                                                   2000              1999
                                                                                   ----              ----
REVENUES .................................................................     $ 149,375            $ 145,683

COSTS AND EXPENSES:
    Cost of sales ........................................................        44,858               44,188
    Labor and benefits ...................................................        48,176               50,364
    Operating expenses ...................................................        36,482               33,384
    General and administrative expenses ..................................        11,468               11,925
    Restructuring costs ..................................................        12,057                 --
    Write-downs of property and equipment ................................        17,672                  286
    Depreciation and amortization ........................................         8,421                8,229
Gain on sales of restaurant operations and properties ....................        (2,087)                (256)
                                                                               ---------            ---------
OPERATING LOSS ...........................................................       (27,672)              (2,437)

Interest expense, net ....................................................         7,938                8,335
Recovery of write-down of joint venture ..................................            --                 (250)
                                                                               ---------            ---------
LOSS BEFORE BENEFIT FROM INCOME TAXES AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE ...........................................       (35,610)             (10,522)

Benefit from income taxes ................................................        17,100                4,314
                                                                               ---------            ---------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE .............................................................       (18,510)              (6,208)

Cumulative effect of change in accounting principle, net of income
  tax benefit of $222 ....................................................            --                 (319)
                                                                               ---------            ---------
NET LOSS .................................................................     $ (18,510)           $  (6,527)
                                                                               =========            =========
BASIC AND DILUTED NET LOSS PER SHARE:
    Loss before cumulative effect of change in accounting principle.......     $   (2.48)           $   (0.83)
    Cumulative effect of change in accounting principle, net of
    income tax benefit ...................................................            --                 (.04)
                                                                               ---------            ---------
    Net loss .............................................................     $   (2.48)           $   (0.87)
                                                                               =========            =========
WEIGHTED AVERAGE BASIC AND DILUTED SHARES ................................         7,471                7,482
                                                                               =========            =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                          April 2,         March 28,
                                                                                           2000             1999
                                                                                           ----             ----
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss .......................................................................   $(18,510)        $ (6,527)
       Adjustments to reconcile net loss to net cash used in operating activities:
          Cumulative effect of change in accounting principle .........................         --              319
          Stock compensation expense ..................................................        141              162
          Depreciation and amortization ...............................................      8,421            8,229
          Write-downs of property and equipment .......................................     17,672              286
          Deferred income tax benefit .................................................    (17,100)          (4,314)
          (Gain) loss on asset retirements and sales ..................................     (3,344)              97
          Changes in operating assets and liabilities:
             Accounts receivable ......................................................       (434)           1,338
             Inventories ..............................................................     (3,499)          (1,540)
             Other assets .............................................................      3,795           (1,407)
             Accounts payable .........................................................       (992)           1,389
             Accrued expenses and other long-term liabilities .........................      8,034             (648)
                                                                                          --------         --------
   NET CASH USED IN OPERATING ACTIVITIES ..............................................     (5,816)          (2,616)
                                                                                          --------         --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment ............................................     (2,227)         (11,349)
       Proceeds from sales of property and equipment ..................................     17,199            1,691
       Proceeds from sale of joint venture ............................................         --            1,150
                                                                                          --------         --------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ................................     14,972           (8,508)
                                                                                          --------         --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from borrowings .......................................................     33,000           26,000
       Repayments of debt .............................................................    (41,801)         (14,003)
       Repayments of capital lease and finance obligations ............................       (451)            (414)
                                                                                          --------         --------
   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ................................     (9,252)          11,583
                                                                                          --------         --------
   EFFECT OF EXCHANGE RATE CHANGES ON CASH ............................................         --                1
                                                                                          --------         --------
   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...............................        (96)             460

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................................     12,062           11,091
                                                                                          --------         --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................................   $ 11,966         $ 11,551
                                                                                          ========         ========

   SUPPLEMENTAL DISCLOSURES:
    Cash paid (refunded) during the period for:
       Interest .......................................................................   $  2,609         $  3,213
       Income taxes ...................................................................        (21)               2
    Capital lease obligations terminated ..............................................        659               --
    Notes received from sales of property and equipment ...............................        577               --

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                               COMPREHENSIVE LOSS

                                   (Unaudited)
                                 (In thousands)

                                                        FOR THE THREE MONTHS ENDED
                                                           April 2,     March 28,
                                                             2000         1999
                                                             ----         ----
      NET LOSS ..........................................   $(18,510)   $ (6,527)

      OTHER COMPREHENSIVE INCOME, NET OF TAX:
          Currency translation effects ..................         --           1
                                                            --------    --------
      OTHER COMPREHENSIVE INCOME ........................         --           1
                                                            --------    --------
      COMPREHENSIVE LOSS ................................   $(18,510)   $ (6,526)
                                                            ========    ========








         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
1.  BASIS OF PRESENTATION

         INTERIM FINANCIAL INFORMATION -

         The accompanying condensed consolidated financial statements as of April 2, 2000 and for the first quarter ended April 2, 2000 and March 28, 1999 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive loss of Friendly Ice Cream Corporation ("FICC") and subsidiaries (unless the context indicates otherwise, collectively the "Company"). Such adjustments consist solely of normal recurring accruals. Operating results for the three month period ended April 2, 2000 and March 28, 1999 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company's business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company's Consolidated Financial Statements, including the notes thereto, which are contained in the 1999 Annual Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements.

         INVENTORIES -

         Inventories are stated at the lower of first-in, first-out cost or market. Inventories as of April 2, 2000 and January 2, 2000 were as follows (in thousands):

                                               April 2,     January 2,
                                                 2000          2000
                                               --------     ----------
   Raw materials ...........................   $   546       $   354
   Goods in process ........................       297           126
   Finished goods ..........................    14,008        10,872
                                               -------       -------
   Total ...................................   $14,851       $11,352
                                               =======       =======

         RECLASSIFICATIONS -

         Certain prior year amounts have been reclassified to conform with current year presentation.

2.  LOSS PER SHARE

         Basic net loss per share is calculated by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing earnings available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock equivalents which could dilute basic earnings per share in the future, that were not included in the computation of diluted loss per share because to do so would have been antidilutive was 2,027 for the three months ended March 28, 1999. There were no common stock equivalents which could dilute earnings per share in the future, for the three months ended April 2, 2000.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

3.  RESTAURANT PREOPENING COSTS

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets and is effective for fiscal years beginning after December 15, 1998. In accordance with this statement, on December 28, 1998, the Company expensed previously deferred restaurant preopening costs of approximately $541,000. This transaction has been reflected as a cumulative effect of a change in accounting principle of $319,000, net of the income tax benefit of $222,000, in the accompanying condensed consolidated financial statements for the three months ended March 28, 1999.

4.  SEGMENT REPORTING

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

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4. SEGMENT REPORTING (CONTINUED)

         EBITDA represents net loss before (i) cumulative effect of change in accounting principle, net of income taxes, (ii) benefit from income taxes, (iii) recovery of write-down of joint venture, (iv) interest expense, net, (v) depreciation and amortization and (vi) write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries. The Company has included information concerning EBITDA in this Form 10-Q because it believes that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company's operating performance.

                                                                        FOR THE THREE MONTHS ENDED
                                                                            APRIL 2,   MARCH 28,
                                                                             2000        1999
                                                                              ----       ----
                                                                               (in thousands)
        Revenues:
           Restaurant ..................................................   $ 125,423    $ 130,228
           Foodservice (retail and institutional) ......................      60,188       52,591
           Franchise ...................................................       2,277        1,064
           International ...............................................          --           23
                                                                           ---------    ---------
             Total .....................................................   $ 187,888    $ 183,906
                                                                           =========    =========

      Intersegment revenues:
           Restaurant ..................................................   $      --    $      --
           Foodservice (retail and institutional) ......................     (38,513)     (38,223)
           Franchise ...................................................          --           --
           International ...............................................          --           --
                                                                           ---------    ---------
             Total .....................................................   $ (38,513)   $ (38,223)
                                                                           =========    =========

      External revenues:
           Restaurant ..................................................   $ 125,423    $ 130,228
           Foodservice (retail and institutional) ......................      21,675       14,368
           Franchise ...................................................       2,277        1,064
           International ...............................................        --             23
                                                                           ---------    ---------
             Total .....................................................   $ 149,375    $ 145,683
                                                                           =========    =========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4. SEGMENT REPORTING (CONTINUED)

                                                               FOR THE THREE MONTHS ENDED
                                                                  April 2,   March 28,
                                                                    2000       1999
                                                                  --------   ---------
                                                                     (in thousands)
EBITDA:
        Restaurant ...........................................   $  (3,039)   $   8,684
        Foodservice (retail and institutional) ...............       5,509        2,732
        Franchise ............................................       1,023          273
        International ........................................          (1)         (57)
        Corporate ............................................      (4,930)      (5,392)
                                                                 ---------    ---------
          Total ..............................................   $  (1,438)   $   6,240
                                                                 ==========   =========
   Interest expense, net .....................................   $   7,938    $   8,335
                                                                 =========    ==========
   Recovery of write-down of joint venture ...................   $      --    $     250
                                                                 =========    ==========

   (Loss) income before income taxes and cumulative  effect of change in accounting principle:
        Restaurant* ..........................................   $ (26,746)   $   2,071
        Foodservice (retail and institutional) ...............       4,650        1,868
        Franchise ............................................         940          119
        International ........................................          (1)         193
        Corporate ............................................     (14,453)     (14,773)
                                                                  ---------   ---------
          Total ..............................................   $ (35,610)   $ (10,522)
                                                                 =========    =========

   Depreciation and amortization:
        Restaurant ...........................................   $   6,035    $   6,327
        Foodservice (retail and institutional) ...............         859          864
        Franchise ............................................          83          154
        Corporate ............................................       1,444          884
                                                                 ---------    ---------
          Total ..............................................   $   8,421    $   8,229
                                                                 =========    =========

   Identifiable assets: ......................................     April 2,    January 2,
                                                                    2000         2000
                                                                    ----         ----
        Restaurant ...........................................     225,275      265,062
        Foodservice (retail and institutional) ...............      35,230       29,625
        Franchise ............................................       4,036        3,935
        International ........................................          --           28
        Corporate ............................................      53,492       57,720
                                                                 ---------    ---------
          Total ..............................................   $ 318,033    $ 356,370
                                                                 =========    ==========

   Capital expenditures:
        Restaurant ...........................................   $   1,007    $   9,546
        Foodservice (retail and institutional) ...............         889          982
        Corporate ............................................         331          821
                                                                 ---------    ---------
          Total ..............................................   $   2,227    $  11,349
                                                                 =========    ==========

* Includes restructuring costs of $12.1 million and the write-downs of property and equipment of $17.7 million recorded during the three months ended April 2, 2000.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.  NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The SAB specifically sets forth criteria which must be met in order for revenue to be recognized. The Company adopted SAB No. 101 on January 3, 2000. The adoption of SAB No. 101 did not have an effect on the Company's consolidated financial position or results of operations as the Company's current revenue recognition policies comply with the provisions of SAB No. 101.

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

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


6.    RESTRUCTURING PLAN

         In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next twenty-four months. The 70 locations will remain in operation until they are sold, subleased or closed prior to March 2002. The restaurants which were closed were generally lower sales volume units operating in markets in which management believes the Company has a strong market penetration. The larger units in these markets will continue operating. In connection with the restructuring plan, the Company eliminated approximately 151 management/administrative positions in the field organization and at corporate headquarters.

         As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12.1 million for severance pay, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations along with a pre-tax write-down of property and equipment of approximately $17.0 million in the first quarter ended April 2, 2000. Future annual savings associated with the reduction in force are estimated by management to be $8.0 million. In connection with this restructuring plan, the Company's credit facility was amended on March 23, 2000. The consolidated net worth covenant was adjusted primarily to reflect the write-down of property and equipment and restructuring charges associated with the restructuring plan and interest rates on borrowings were increased. The per annum interest rates on the term loans, revolving credit facility and the letter of credit facility were increased by 0.25% as a result of this amendment. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the credit facility will be sufficient to meet the Company's anticipated operating requirements, capital requirements and obligations associated with the restructuring. The following represents the reserve and related costs associated with the restructuring (in thousands):

                                                                               Accrued as of
                                              Expense         Costs Paid       April 2, 2000
                                             ---------       ------------     ---------------
Severance pay .........................       $ 1,503           $  (6)            $ 1,497
Rent ..................................         5,490              --               5,490
Utilities and real estate taxes .......         1,632              --               1,632
Demarking .............................           760             (92)                668
Lease termination costs ...............           718              --                 718
Environmental costs ...................           404              --                 404
Inventory .............................           111              --                 111
Outplacement services .................           160              --                 160
Other .................................           162              --                 162
                                              -------           -------           -------
       Total ..........................       $10,940           $ (98)            $10,842
                                              =======           =======           =======

         The write-down of property and equipment consisted of $7.8 million for the 81 locations closed at the end of March and $9.2 million for the 70 locations which will be disposed of over the next 24 months. At April 2, 2000, the carrying value of these 151 properties to be disposed of was $18.9 million and is reflected in the condensed consolidated balance sheets as property and equipment, net.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.  SALE OF RESTAURANT OPERATIONS AND PROPERTIES TO FRANCHISEES

         On January 19, 2000, the Company entered into an agreement granting Kessler Family LLC ("Kessler") non-exclusive rights to operate and develop Friendly's full-service restaurants in the franchising region of Rochester, Buffalo and Syracuse, New York (the "Kessler Agreement"). Pursuant to the Kessler Agreement, Kessler purchased certain assets and rights in 29 existing Friendly's restaurants and committed to open an additional 15 restaurants over the next seven years. Gross proceeds from the sale were approximately $13,300,000 of which $735,000 was for franchise fees for the initial 29 restaurants. The $735,000 was recorded as revenue in the first quarter ending April 2, 2000. The Company recognized a gain of approximately $1,400,000 related to the sale of the assets for the 29 existing franchised locations in the first quarter ending April 2, 2000. The Company also sold certain assets and rights in six other restaurants to two additional franchisees resulting in a gain of $687,000.


8.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         FICC's obligation related to the $200 million Senior Notes is guaranteed fully and unconditionally by one of FICC's wholly-owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc., Friendly Holding (UK) Limited, Friendly Ice Cream (UK) Limited and Restaurant Insurance Corporation (collectively, the "Non-guarantor Subsidiaries"). Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of April 2, 2000 and March 28, 1999, and for the periods ended April 2, 2000 and March 28, 1999, are not presented because management has determined that such information is not material to investors.

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF APRIL 2, 2000
                                   (Unaudited)
                                 (In thousands)

                                                       Parent        Guarantor   Non-guarantor
                                                       Company       Subsidiary   Subsidiaries  Eliminations  Consolidated
                                                      ---------      ----------  -------------  ------------  ------------
                  Assets
Current assets:
    Cash and cash equivalents ......................   $   9,211    $      50     $   2,705     $      --       $ 11,966
    Restricted cash ................................          --           --         1,317            --          1,317
    Accounts receivable, net .......................       3,950          408            --            --          4,358
    Inventories ....................................      14,851           --            --            --         14,851
    Deferred income taxes ..........................       5,471           12            --           174          5,657
    Prepaid expenses and other current
      assets .......................................       7,646          604         4,095        (9,415)         2,930
                                                       ---------    ---------     ---------     ---------      ---------
Total current assets ...............................      41,129        1,074         8,117        (9,241)        41,079

Deferred income taxes ..............................          --          903         1,333        (2,236)            --
Property and equipment, net ........................     251,454           --            --            --        251,454
Intangibles and deferred costs, net ................      23,042           --            --            --         23,042
Investments in subsidiaries ........................       2,793           --            --        (2,793)            --
Other assets .......................................       1,543        3,880         5,729        (8,694)         2,458
                                                       ---------    ---------     ---------     ---------      ---------
Total assets .......................................   $ 319,961    $   5,857     $  15,179     $ (22,964)     $ 318,033
                                                       =========    =========     =========     =========      =========
      Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Current maturities of long-term
      obligations ..................................   $  15,398    $      --     $      --     $  (4,000)     $  11,398
    Deferred income taxes ..........................        --             --             1            (1)            --
    Accounts payable ...............................      25,081           --            --            --         25,081
    Accrued expenses ...............................      53,485          678         8,308        (5,095)        57,376
                                                       ---------    ---------     ---------     ---------      ---------
Total current liabilities ..........................      93,964          678         8,309        (9,096)        93,855

Deferred income taxes ..............................      14,708           --            --        (2,061)        12,647
Long-term obligations, less current
maturities .........................................     299,212           --            --        (4,814)       294,398
Other long-term liabilities ........................      20,151        2,612         6,644        (4,200)        25,207
Stockholders' equity (deficit) .....................    (108,074)       2,567           226        (2,793)      (108,074)
                                                       ---------    ---------     ---------     ---------      ---------
Total liabilities and stockholders'
  equity (deficit) .................................   $ 319,961    $   5,857   $    15,179     $ (22,964)     $ 318,033
                                                       =========    =========     =========     =========      =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED APRIL 2, 2000
                                   (Unaudited)
                                 (In thousands)

                                                       Parent      Guarantor      Non-guarantor
                                                       Company     Subsidiary     Subsidiaries   Eliminations    Consolidated
                                                      --------     ----------     -------------  ------------    ------------
Revenues .........................................    $147,501       $1,874         $  --          $  --          $149,375
Costs and expenses:
    Cost of sales ................................      44,858           --            --             --            44,858
    Labor and benefits ...........................      48,176           --            --             --            48,176
    Operating  expenses and  write-downs  of
      property and equipment .....................      54,214           --           (60)            --            54,154
    General and administrative expenses ..........      11,042          426            --             --            11,468
    Restructuring costs ..........................      12,057           --            --             --            12,057
    Depreciation and amortization ................       8,421           --            --             --             8,421
Gain on sales of restaurant  operations  and
  properties .....................................      (2,087)          --            --             --            (2,087)
Interest expense (income) ........................       8,110           --          (172)            --             7,938
                                                       -------    ---------      --------        -------          --------
(Loss) income before benefit from
  (provision for) income taxes and equity in
  net income of consolidated subsidiaries ........     (37,290)       1,448           232             --           (35,610)

Benefit from (provision for) income taxes ........      17,774         (593)          (81)            --            17,100
                                                     ---------    ---------      --------        -------         ---------
(Loss) income before equity in net income
  of consolidated subsidiaries ...................     (19,516)         855           151             --           (18,510)

Equity in net income of consolidated
  subsidiaries ...................................       1,006           --            --        (1,006)                --
                                                     ---------    ---------      --------       --------          ---------
Net (loss) income ................................    $(18,510)        $855          $151       $(1,006)          $(18,510)
                                                     =========    =========      ========       ========          =========


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED APRIL 2, 2000
                                   (Unaudited)
                                 (In thousands)

                                                Parent         Guarantor      Non-guarantor
                                                Company        Subsidiary      Subsidiaries   Eliminations   Consolidated
                                              ----------      -----------     -------------   ------------   ------------
Net cash (used in) provided by operating
    activities ...........................     $(6,183)           $36             $331            $-           $(5,816)
                                              --------           ----          -------            --          --------
Cash flows from investing activities:
     Purchases of property and equipment .      (2,227)            --               --            --            (2,227)
     Proceeds from sales of property and
       equipment .........................      17,199             --               --            --            17,199
                                              --------        -------         --------        ------          --------
Net cash provided by investing activities       14,972             --               --            --            14,972
                                              --------        -------         --------        ------          --------
Cash flows from financing activities:
   Proceeds from borrowings ..............      33,000             --               --            --            33,000
   Repayments of obligations .............     (42,252)            --               --            --           (42,252)
                                              --------        -------         --------        ------          --------
Net cash used in financing activities ....      (9,252)            --               --            --            (9,252)
                                              --------        -------         --------       -------          --------

Net (decrease) increase in cash and cash
  equivalents ............................        (463)            36              331            --               (96)

Cash and cash  equivalents,  beginning  of
  period .................................       9,674             14            2,374            --            12,062
                                              --------        -------          -------       -------          --------
Cash and cash equivalents, end of period .      $9,211            $50           $2,705       $    --           $11,966
                                              ========        =======          =======       =======          ========

Supplemental disclosures:
   Interest paid (received) ..............      $2,966          $  --            $(357)     $    --              $2,609
   Income taxes (received) paid ..........        (928)           823               84           --                 (21)
   Capital lease obligations terminated ..         659             --               --           --                 659
   Notes received from sales of property
     and equipment .......................         577             --               --           --                 577

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JANUARY 2, 2000
                                 (IN THOUSANDS)

                                                   Parent        Guarantor       Non-guarantor
                                                   Company       Subsidiary       Subsidiaries      Eliminations     Consolidated
                                                  ---------     ------------     -------------      ------------     -----------
                   Assets
Current assets:
   Cash and cash equivalents ................      $9,674            $14              $2,374             $--           $12,062
   Restricted cash ..........................          --             --               2,066              --             2,066
   Accounts receivable, net .................       3,678            256                  --            (10)             3,924
   Inventories ..............................      11,352             --                  --             --             11,352
   Deferred income taxes ....................       5,471             12                  --             174             5,657
   Prepaid expenses and other current
     assets .................................       9,085            834               6,455        (10,076)             6,298
                                                    -----            ---               -----        --------             -----
Total current assets ........................      39,260          1,116              10,895         (9,912)            41,359
Deferred income taxes .......................          --            903               1,333         (2,236)                --
Property and equipment, net .................     289,839             --                  --              --           289,839
Intangible assets and deferred costs, net ...      23,613             --                  --              --            23,613
Investments in subsidiaries .................       1,788             --                  --         (1,788)                --
Other assets ................................         644          3,100               5,729         (7,914)             1,559
                                                  -------          -----              ------         -------             -----
Total assets ................................    $355,144         $5,119             $17,957       $(21,850)          $356,370
                                                 ========         ======             =======       =========          ========

     Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Current maturities of long-term
    obligations .............................     $19,361           $ --                $ --        $(4,000)           $15,361
   Accounts payable .........................      26,073             --                  --              --            26,073
   Deferred income taxes ....................          --             --                   1             (1)                --
   Accrued expenses .........................      45,037            963              10,508         (8,759)            47,749
                                                   ------            ---              ------         -------            ------
Total current liabilities ...................      90,471            963              10,509        (12,760)            89,183
Deferred income taxes .......................      31,808             --                  --         (2,061)            29,747
Long-term obligations, less current
   maturities ...............................     305,159             --                  --         (4,814)           300,345
Other liabilities ...........................      17,411          2,444               7,372           (427)            26,800
Stockholders' equity (deficit) ..............    (89,705)          1,712                  76         (1,788)          (89,705)
                                                 --------          -----              ------         -------          --------
Total liabilities and stockholders' equity
   (deficit) ................................    $355,144         $5,119             $17,957       $(21,850)          $356,370
                                                 ========         ======             =======       =========          ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 28, 1999
                                   (Unaudited)
                                 (In thousands)

                                                     Parent          Guarantor      Non-guarantor
                                                     Company         Subsidiary      Subsidiaries    Eliminations   Consolidated
                                                    --------         ----------     --------------   ------------   ------------
Revenues ........................................   $ 145,164          $ 495             $  24            $--         $ 145,683
Costs and expenses:
    Cost of sales ...............................      44,171             --                17             --            44,188
    Labor and benefits ..........................      50,364             --                --             --            50,364
    Operating expenses and write-downs of
    property and equipment ......................      33,726             --               (56)            --            33,670
    General and administrative expenses .........      11,499            426                --             --            11,925
    Depreciation and amortization ...............       8,229             --                --             --             8,229
Gain on sales of restaurant operations ..........        (256)            --                --             --              (256)
Interest expense (income) .......................       8,515             --              (180)            --             8,335
Recovery of write-down of joint venture .........        (250)            --                --             --              (250)
                                                    ---------          -----              -----           ---          --------
(Loss) income before benefit from
  (provision  for) income taxes, cumulative
   effect of change in accounting principle
   and equity in net income of
    consolidated subsidiaries ................. .     (10,834)            69               243             --           (10,522)

Benefit from (provision for) income taxes .......       4,424            (28)              (82)            --             4,314
                                                    ---------          -----             -----            ---          --------
(Loss) income before cumulative effect of
  change in accounting principle and equity in
  net income of consolidated subsidiaries .......      (6,410)             41              161             --            (6,208)

Cumulative effect of change in accounting
  principle .....................................        (319)             --               --             --              (319)
                                                    ---------           -----            -----            ---            -------
(Loss) income before equity in net income of
  consolidated subsidiaries .....................      (6,729)             41              161             --            (6,527)

Equity in net income of consolidated
  subsidiaries ..................................         202             --                --           (202)               --
                                                    ---------           -----            -----          -----           -------
Net (loss) income ...............................   $  (6,527)          $  41            $ 161          $(202)          $(6,527)
                                                    =========           =====            =====          =====          ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 28, 1999
                                   (Unaudited)
                                 (In thousands)

                                                                  Parent      Guarantor   Non- guarantor
                                                                 Company     Subsidiary    Subsidiaries  Eliminations  Consolidated
                                                                 --------    ----------   -------------- ------------  ------------
Net cash (used in) provided by operating
activities ...............................................        $ (2,927)        $268        $    43         $ --        $ (2,616)
                                                                  --------         ----        -------         ----        --------
Cash flows from investing activities:
   Purchases of property and equipment ...................         (11,349)          --             --           --         (11,349)
   Proceeds from sales of property and
   equipment .............................................           1,691           --             --           --           1,691
   Return of advance from joint venture ..................           1,150           --             --           --           1,150
                                                                  --------         ----        -------         ----        --------
Net cash used in investing activities ....................          (8,508)          --             --           --          (8,508)
                                                                  --------         ----        -------         ----        --------
Cash flows from financing activities:
   Proceeds from borrowings ..............................          26,000           --             --           --          26,000
   Repayments of obligations .............................         (14,417)          --             --           --         (14,417)
                                                                  --------         ----        -------         ----        --------
Net cash provided by financing
  activities .............................................          11,583           --             --           --          11,583
                                                                  --------         ----        -------         ----        --------
Effect of exchange rate changes on cash ..................             --            --              1           --               1
                                                                  --------         ----        -------         ----        --------
Net increase in cash and
  cash equivalents .......................................             148          268             44           --             460

Cash and cash equivalents, beginning of
  period .................................................           9,180           53          1,858           --          11,091
                                                                  --------         ----        -------         ----        --------
Cash and cash equivalents,
  end of period ..........................................        $  9,328         $321        $ 1,902         $ --        $ 11,551
                                                                  ========         ====        =======         ====        ========
Supplemental disclosures:
    Interest paid (received) .............................        $  3,393         $ --        $  (180)        $ --        $  3,213
    Income taxes (received) paid .........................             (87)           1             88           --               2

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

         OVERVIEW

         As of April 2, 2000, the Company owns and operates 502 restaurants, franchises 100 restaurants and nine cafes and distributes a full line of frozen dessert products. These products are distributed to Friendly's restaurants and through more than 3,500 supermarkets and other retail locations in 15 states. The restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

         RESULTS OF OPERATIONS

         The operating results of the Company expressed as a percentage of total revenues are set forth below:

                                   (Unaudited)

                                                           FOR THE THREE MONTHS ENDED
                                                                 April 2, March 28,
                                                                   2000     1999
                                                                   ----     ----
      Revenues:
        Restaurant .........................................      84.0%     89.4%
        Foodservice (retail and institutional) .............      14.5       9.9
        Franchise ..........................................       1.5       0.7
                                                                 -----     -----
    Total revenues .........................................     100.0     100.0
                                                                 -----     -----
    Costs and expenses:
        Cost of sales ......................................      30.0      30.3
        Labor and benefits .................................      32.3      34.6
        Operating expenses .................................      24.4      22.9
        General and administrative expenses ................       7.8       8.2
        Restructuring costs ................................       8.1        --
        Write-downs of property and equipment ..............      11.8       0.2
        Depreciation and amortization ......................       5.6       5.7
    Gain on sales of restaurant operations and properties ..      (1.4)     (0.2)
                                                                 -----     -----
    Operating loss .........................................     (18.6)     (1.7)

    Interest expense, net ..................................       5.3       5.7
    Recovery of write-down of joint venture ................        --      (0.2)
                                                                 -----     -----
    Loss before benefit from income taxes and cumulative
     effect of change in accounting principle ..............     (23.9)     (7.2)
    Benefit from income taxes ..............................      11.4       3.0
                                                                 -----     -----
    Loss before cumulative effect of change in accounting
     principle .............................................     (12.5)     (4.2)
    Cumulative effect of change in accounting principle, net
     of income tax benefit .................................        --      (0.2)
                                                                 -----     -----
    Net loss ...............................................     (12.5)%    (4.4)%
                                                                 =====     =====

      REVENUES:

         Total revenues increased $3.7 million, or 2.5%, to $149.4 million for the first quarter ended April 2, 2000 from $145.7 million for the same quarter in 1999. Restaurant revenues decreased $4.8 million, or 3.7%, to $125.4 million for the first quarter of 2000 from $130.2 million for the same quarter in 1999. Comparable restaurant revenues increased 1.5%. The decrease in restaurant revenues was negatively impacted by $6.6 million due to the refranchising of 40 restaurants over the past 12 months. Partially offsetting this decrease was the increase in restaurant revenue of $2.6 million for new restaurants open less than one year. Foodservice (retail and institutional) and other revenues increased by $7.3 million, or 50.7%, to $21.7 million for the first quarter of 2000 from $14.4 million for the same quarter in 1999. The increase was partially due to the increase in the number of franchised units. The Company's Foodservice division sells a variety of products to the Company's franchisees. In addition, the increase was also impacted by the increased retail sales in the Northeast and Mid-Atlantic markets. Franchise revenues increased $1.2 million, or 109%, to $2.3 million for the three months ended April 2, 2000 from $1.1 million for the three months ended March 28, 1999. The increase is primarily due to the fact that there were 109 franchise units open at the end of the first quarter ended April 2, 2000 compared to 54 franchise units open at the end of the first quarter ended March 28, 1999.

      COST OF SALES:

         Cost of sales increased $0.7 million, or 1.6%, to $44.9 million for the first quarter ended April 2, 2000 from $44.2 million for the same quarter in 1999. Cost of sales as a percentage of total revenues decreased to 30.0% for the first quarter of 2000 from 30.3% for the same quarter in 1999. The lower food cost as a percentage of total revenue was primarily due to a decrease in cream prices, the principal ingredient in ice cream. The cream benefit was partially offset by an increase in non-restaurant sales, which carry a higher food cost compared to restaurant sales.

      LABOR AND BENEFITS:

         Labor and benefits decreased $2.2 million, or 4.4%, to $48.2 million for the first quarter ended April 2, 2000 from $50.4 million for the same quarter in 1999. Labor and benefits as a percentage of total revenues decreased to 32.3% for the first quarter of 2000 from 34.6% for the same period in 1999. The lower labor cost as a percentage of total revenue is primarily the result of revenue increases derived from additional franchised locations and higher retail sales both of which have no associated restaurant labor.

      OPERATING EXPENSES:

         Operating expenses increased $3.1 million, or 9.2%, to $36.5 million for the first quarter ended April 2, 2000 from $33.4 million for the same quarter in 1999. Operating expenses as a percentage of total revenues were 24.4% and 22.9% for the first quarters ended April 2, 2000 and March 28, 1999, respectively. The increase was primarily due to an increase in advertising and promotion expenses associated with the Company's retail business and to a lesser extent the higher supply and rental expense associated with the Company's soft serve ice cream products introduced in May of 1999.

      GENERAL AND ADMINISTRATIVE EXPENSES:

         General and administrative expenses were $11.5 million and $11.9 million for the first quarters ended April 2, 2000 and March 28, 1999, respectively. General and administrative expenses as a percentage of total revenues decreased to 7.8% in the first quarter of 2000 from 8.2% for the same period in 1999. The decrease is primarily the result of positions that were not replaced due to restaurant closings over the past 12 months, the Company's plan to close 151 restaurants and the March 2000 reorganization of its restaurant field and headquarters organizations.

      EBITDA:

         As a result of the above, EBITDA (EBITDA represents net loss before (i) cumulative effect of change in accounting principle, net of income taxes,
(ii) benefit from income taxes, (iii) recovery of write-down of joint venture, (iv) interest expense, net, (v) depreciation and amortization and
(vi) write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries) decreased $7.6 million, or 123%, to $(1.4) million for the first quarter ended April 2, 2000 from $6.2 million for the same quarter in 1999. EBITDA as a percentage of total revenues was (0.9)% and 4.2% for the first quarters of 2000 and 1999, respectively. The decrease was primarily the result of the restructuring costs of $12.1 million recorded during the first quarter ended April 2, 2000 partially offset by the impact of the increased gains on the sales of restaurant operations and properties. The Company has included information concerning EBITDA in this Form 10-Q because it believes that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company's operating performance.

      RESTRUCTURING COSTS

         Restructuring costs were $12.1 million for the first quarter ended April 2, 2000 as a result of the costs associated with the Company's decision to reorganize its restaurant field and headquarters organizations in conjunction with the closing of 81 under-performing restaurants and the planned closing of an additional 70 restaurants over the next 24 months. Included in these costs are severance, rent on closed units until lease termination, utilities and real estate taxes, demarking, lease termination, environmental and other miscellaneous costs.

      WRITE-DOWNS OF PROPERTY AND EQUIPMENT:

         Write-downs of property and equipment were $17.7 million and $0.3 million for the first quarters ended April 2, 2000 and March 28, 1999, respectively. The increase in write-downs is primarily the result of the non-cash write-down of the 81 under-performing restaurants which were closed at the end of March and the non-cash write-down of an additional 70 restaurants which will be closed over the next 24 months to their estimated net realizable value.

      DEPRECIATION AND AMORTIZATION:

         Depreciation and amortization increased $0.2 million, or 2.4%, to $8.4 million for the first quarter ended April 2, 2000 from $8.2 million for the same quarter in 1999. Depreciation and amortization as a percentage of total revenues was 5.6% for the first quarter ended April 2, 2000 compared to 5.7% for the first quarter ended March 28, 1999.

      GAIN ON SALES OF RESTAURANT OPERATIONS AND PROPERTIES:

         On January 19, 2000, the Company entered into an agreement granting Kessler Family LLC ("Kessler") non-exclusive rights to operate and develop Friendly's full-service restaurants in the franchising region of Rochester, Buffalo and Syracuse, New York (the "Kessler Agreement"). Pursuant to the Kessler Agreement, Kessler purchased certain assets and rights in 29 existing Friendly's restaurants and committed to open an additional 15 restaurants over the next seven years. Gross proceeds from the sale were approximately $13,300,000 of which $735,000 was for franchise fees for the initial 29 restaurants. The $735,000 was recorded as revenue in the first quarter ending April 2, 2000. The Company recognized a gain of approximately $1,400,000 related to the sale of the assets for the 29 existing franchised locations in the first quarter ending April 2, 2000. The Company also sold certain assets and rights in six other restaurants to two additional franchisees resulting in a gain of $687,000.

      INTEREST EXPENSE, NET:

         Interest expense, net of capitalized interest and interest income, decreased by $0.4 million, or 4.8%, to $7.9 million for the first quarter ended April 2, 2000 from $8.3 million for the same quarter in 1999. The decrease is primarily impacted by the decrease in the average outstanding balance on the term loans for the first quarter ended April 2, 2000 compared to the first quarter ended March 28, 1999. Since March 28, 1999, the Company has made $6.3 million of scheduled principal payments and has used $18.5 million of asset sale proceeds to reduce the amount outstanding on the term loans.

      RECOVERY OF WRITE-DOWN OF JOINT VENTURE:

         During the fourth quarter ended December 27, 1998, the Company sold its 50% interest in its China joint venture and recorded a write-down of $3.5 million to eliminate the Company's remaining investment in and advances to the joint venture. During the first quarter ended March 28, 1999, the Company reported a $0.3 million payment from the sale which was received on March 17, 1999, as income.

      BENEFIT FROM INCOME TAXES:

         The benefit from income taxes was $17.1 million, or 48.0%, and $4.3 million, or 41.0%, for the first quarters ended April 2, 2000 and March 28, 1999, respectively. The Company records income taxes based on the effective rate expected for the year with any changes in valuation allowance reflected in the period of change. The sale of the land and buildings to franchisees during the first quarter ended April 2, 2000 favorably impacted the provision for income taxes as it triggered built-in gains which allowed for a reduction in the valuation allowance on certain net operating loss carryforwards.

      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET:

         In accordance with Statement of Position 98-5, the Company recognized $0.3 million of expense, net of income tax benefit, in the three months ended March 28, 1999 related to previously deferred restaurant preopening costs.

      NET LOSS:

         Net loss was $18.5 million and $6.5 million for the first quarters ended April 2, 2000 and March 28, 1999, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash used in operating activities was $5.8 million for the three months ended April 2, 2000 compared to $2.6 million for the same period of 1999. Inventories increased $3.5 million primarily as a result of anticipated increased retail sales. Other assets decreased $3.8 million primarily due to a $2.2 million reduction in premium receivables associated with the Company's captive insurance company. In addition, prepaid rent decreased approximately $0.5 million as a result of the reduction of Company owned restaurants due to the sale of restaurants to Kessler. Additionally, the decrease was impacted by the reduction in restricted cash as a result of payments made on workers compensation claims. Accrued expenses and other long-term liabilities increased $8.0 million from January 2, 2000 to April 2, 2000 primarily due to the establishment of restructuring reserves associated with management's restructuring plan and a $5.0 million increase in accrued interest on the Senior Notes due to four months accrued at April 2, 2000 compared to one month accrued at January 2, 2000. These increases were offset by $1.2 million of payments made on year-end accruals for restaurant construction and maintenance, a $2.2 million decrease in unearned premiums in the Company's captive insurance company, a $1.0 million reduction in the gift certificate reserve as a result of redemptions of year-end gift certificate sales, $1.4 million of payments made against the captive insurance reserves for workers compensation claims and $1.0 million decrease in accrued advertising as a result of less restaurant advertising in the first quarter ended April 2, 2000 compared to the fourth quarter of 1999. Available borrowings under the revolving credit facility were $22.0 million as of April 2, 2000.

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

         Net cash provided by investing activities was $14.9 million in the three months ended April 2, 2000. Net cash used in investing activities was $8.5 million for the three months ended March 28, 1999. Capital expenditures for restaurant operations were approximately $1.0 million and $9.5 million for the three months ended April 2, 2000 and March 28, 1999, respectively. The decrease in capital expenditures was primarily due to the reduction in new units, replacements and reimaging projects. Proceeds from the sales of property and equipment were $17.2 million and $1.7 million in the three months ended April 2, 2000 and March 28, 1999, respectively. The increase in proceeds from the sales of property and equipment is primarily due to $16.6 million of proceeds received as a result of the sale of restaurants to franchisees.

         Net cash used in financing activities was $9.3 million in the three months ended April 2, 2000. Net cash provided by financing activities was $11.6 million for the three months ended March 28, 1999.

         The Company had a working capital deficit of $52.8 million as of April 2, 2000. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

         The Company's credit facility imposes significant operating and financial restrictions on the Company's ability to, among other things, incur indebtedness, create liens, sell assets, engage in mergers or consolidations, pay dividends and engage in certain transactions with affiliates. The credit facility limits the amount which the Company may spend on capital expenditures and requires the Company to comply with certain financial covenants. The Company's credit facility also restricts the use of proceeds from asset sales. Proceeds, as defined in the credit agreement, in excess of stated maximum allowable amounts must be used to permanently reduce outstanding obligations under the credit facility. During the three months ended April 2, 2000, the Company received $14.4 million of asset sale proceeds which were used to reduce the amount outstanding on the term loans. Additionally, all future net proceeds received from asset sales for the period April 3, 2000 through July 2, 2000 must be used to further reduce outstanding obligations under the credit facility. During the period from July 3, 2000 through December 31, 2000, the Company may retain up to a maximum of $3.0 million of net proceeds from any asset sales to be invested into additional capital expenditures. Prepayments are applied first to the term loans in inverse order of maturity and secondly, to permanently reduce the revolving credit commitment.

         The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities, to continue to renovate and re-image existing restaurants, to convert restaurants and to construct new restaurants. Capital expenditures for 2000 are anticipated to be $27.0 million in the aggregate, of which $20.0 million will be spent on restaurant operations. The Company's actual 2000 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the credit facility will be sufficient to meet the Company's anticipated operating requirements, capital requirements and obligations associated with the restructuring.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

     4.1 Fourth Amendment to Credit Agreement.

     27.1  Financial Data Schedule

(b) No report on Form 8-K was filed during the three months ended April 2, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FRIENDLY ICE CREAM CORPORATION


                          By: /s/  PAUL J. KELLEY
                              --------------------------------------------------
                              Name: Paul J. Kelley
                              Title: Senior Vice President,
                              Chief Financial Officer, Treasurer and
                              Assistant Clerk