Form 10-Q
period 2000-07-02
FRIENDLY ICE CREAM CORP
filed 2000-08-10
CIK 39135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                       OUTSTANDING AT AUGUST 7, 2000
                -----                       -----------------------------
     Common Stock, $.01 par value                  7,420,963 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                             July 2,         January 2,
                                                                              2000              2000
                                                                            ---------         ---------
                                          ASSETS                           (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                               $  11,672         $  12,062
    Restricted cash                                                             1,106             2,066
    Accounts receivable, net                                                    5,810             3,924
    Inventories                                                                16,185            11,352
    Deferred income taxes                                                       5,657             5,657
    Prepaid expenses and other current assets                                   3,617             6,298
                                                                            ---------         ---------
TOTAL CURRENT ASSETS                                                           44,047            41,359

PROPERTY AND EQUIPMENT, net                                                   242,911           289,839

INTANGIBLES AND DEFERRED COSTS, net                                            22,470            23,613

OTHER ASSETS                                                                    1,707             1,559
                                                                            ---------         ---------
TOTAL ASSETS                                                                $ 311,135         $ 356,370
                                                                            =========         =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current maturities of long-term debt                                    $  14,581         $  13,673
    Current maturities of capital lease and finance obligations                 1,599             1,688
    Accounts payable                                                           26,421            26,073
    Accrued salaries and benefits                                              13,565            13,889
    Accrued interest payable                                                    3,806             4,006
    Insurance reserves                                                          9,221             9,748
    Restructuring reserve                                                       8,509                --
    Other accrued expenses                                                     12,510            20,106
                                                                            ---------         ---------
TOTAL CURRENT LIABILITIES                                                      90,212            89,183
                                                                            ---------         ---------
DEFERRED INCOME TAXES                                                          12,532            29,747
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities                  7,324             7,913
LONG-TERM DEBT, less current maturities                                       281,988           292,432
OTHER LONG-TERM LIABILITIES                                                    24,003            26,800

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                                                   74                75
    Preferred stock                                                                --                --
    Additional paid-in capital                                                138,746           138,459
    Accumulated deficit                                                      (243,744)         (228,239)
                                                                            ---------         ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (104,924)          (89,705)
                                                                            ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $ 311,135         $ 356,370
                                                                            =========         =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                     For the Three Months Ended          For the Six Months Ended
                                                                     --------------------------         ---------------------------
                                                                       July 2,        June 27,           July 2,         June 27,
                                                                        2000            1999              2000            1999
                                                                      --------        ---------         ---------       ---------
REVENUES                                                              $164,144        $ 184,666         $ 313,519       $ 330,349

COSTS AND EXPENSES:
    Cost of sales                                                       50,271           50,265            95,129          94,453
    Labor and benefits                                                  49,399           58,959            97,575         109,323
    Operating expenses                                                  35,243           42,498            71,725          75,882
    General and administrative expenses                                 10,302           10,741            21,771          22,666
    Relocation of manufacturing and distribution facility                   --              800                --             800
    Restructuring costs                                                     --               --            12,056              --
    Write-downs of property and equipment                                  688              303            18,360             589
    Depreciation and amortization                                        7,319            8,566            15,740          16,795
Loss (gain) on sales of restaurant operations and properties                69             (657)           (2,018)           (913)
                                                                      --------        ---------         ---------       ---------
OPERATING INCOME (LOSS)                                                 10,853           13,191           (16,819)         10,754

Interest expense, net                                                    7,963            8,302            15,901          16,637
Recovery of write-down of joint venture                                     --             (646)               --            (896)
                                                                      --------        ---------         ---------       ---------

INCOME (LOSS) BEFORE BENEFIT FROM (PROVISION FOR)
INCOME TAXES AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                           2,890            5,535           (32,720)         (4,987)

Benefit from (provision for) income taxes                                  115           (2,269)           17,215           2,045
                                                                      --------        ---------         ---------       ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                           3,005            3,266           (15,505)         (2,942)

Cumulative effect of change in accounting principle, net of
income tax benefit of $222                                                  --               --                --            (319)
                                                                      --------        ---------         ---------       ---------
NET INCOME (LOSS)                                                     $  3,005        $   3,266         $ (15,505)      $  (3,261)
                                                                      ========        =========         =========       =========
BASIC NET INCOME (LOSS) PER SHARE:
    Income (loss) before cumulative effect of change in
    accounting principle                                              $   0.40        $    0.44         $   (2.08)      $   (0.40)
    Cumulative effect of change in accounting principle, net of
    income tax benefit                                                      --               --                --           (0.04)
                                                                      --------        ---------         ---------       ---------
    Net income (loss)                                                 $   0.40        $    0.44         $   (2.08)      $   (0.44)
                                                                      ========        =========         =========       =========
DILUTED NET INCOME (LOSS) PER SHARE:
    Income (loss) before cumulative effect of change in
    accounting principle                                              $   0.40        $    0.44         $   (2.08)      $   (0.40)
    Cumulative effect of change in accounting principle, net of
    income tax benefit                                                      --               --                --           (0.04)
                                                                      --------        ---------         ---------       ---------
    Net income (loss)                                                 $   0.40        $    0.44         $   (2.08)      $   (0.44)
                                                                      ========        =========         =========       =========
WEIGHTED AVERAGE SHARES:
    Basic                                                                7,438            7,493             7,454           7,488
                                                                      ========        =========         =========       =========
    Diluted                                                              7,498            7,507             7,454           7,488
                                                                      ========        =========         =========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                  For the Six Months Ended
                                                                                  -------------------------
                                                                                   July 2,         June 27,
                                                                                    2000             1999
                                                                                  --------         --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                   $(15,505)        $ (3,261)
       Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
          Cumulative effect of change in accounting principle                           --              319
          Stock compensation expense                                                   286              337
          Relocation of manufacturing and distribution facility                         --              800
          Depreciation and amortization                                             15,740           16,795
          Write-downs of property and equipment                                     18,360              589
          Deferred income tax benefit                                              (17,215)          (2,045)
          (Gain) loss on asset retirements                                          (2,528)             358
          Non-cash recovery of write-down of joint venture                              --              (69)
          Changes in operating assets and liabilities:
             Accounts receivable                                                    (1,886)          (1,972)
             Inventories                                                            (4,833)          (2,684)
             Other assets                                                            4,070           (1,193)
             Accounts payable                                                          348            9,168
             Accrued expenses and other long-term liabilities                       (2,935)          (2,963)
                                                                                  --------         --------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                              (6,098)          14,179
                                                                                  --------         --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                          (8,261)         (26,316)
       Proceeds from sales of property and equipment                                24,381            2,845
       Proceeds from sale of joint venture                                              --            1,150
                                                                                  --------         --------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              16,120          (22,321)
                                                                                  --------         --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from borrowings                                                     56,000           52,000
       Repayments of debt                                                          (65,536)         (40,341)
       Repayments of capital lease and finance obligations                            (876)            (823)
                                                                                  --------         --------
   NET CASH (USED IN) PROVIDED BY  FINANCING ACTIVITIES                            (10,412)          10,836
                                                                                  --------         --------
   EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              --               (2)
                                                                                  --------         --------
   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (390)           2,692

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   12,062           11,091
                                                                                  --------         --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 11,672         $ 13,783
                                                                                  ========         ========
   SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
       Interest                                                                   $ 15,540         $ 15,810
       Income taxes                                                                      9                6
   Capital lease obligations incurred                                                  909               --
   Capital lease obligations terminated                                                711               --
   Notes received from sales of property and equipment                                 577               --


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)

                                   (Unaudited)
                                 (In thousands)

                                      For the Three Months Ended      For the Six Months Ended
                                      --------------------------      ------------------------
                                        July 2,       June 27,         July 2,         June 27,
                                         2000          1999             2000             1999
                                        ------        -------         --------         -------
NET INCOME (LOSS)                       $3,005        $ 3,266         $(15,505)        $(3,261)

OTHER COMPREHENSIVE (LOSS),
NET OF TAX:
    Currency translation effects            --             (3)              --              (2)
                                        ------        -------         --------         -------
OTHER COMPREHENSIVE (LOSS)                  --             (3)              --              (2)
                                        ------        -------         --------         -------
COMPREHENSIVE INCOME (LOSS)             $3,005        $ 3,263         $(15,505)        $(3,263)
                                        ======        =======         ========         =======



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

         INTERIM FINANCIAL INFORMATION -

         The accompanying financial statements as of July 2, 2000 and for the second quarter and six months ended July 2, 2000 and June 27, 1999 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive income (loss) of Friendly Ice Cream Corporation ("FICC") and subsidiaries (unless the context indicates otherwise, collectively, the "Company"). Such adjustments consist solely of normal recurring accruals. Operating results for the three and six month periods ended July 2, 2000 and June 27, 1999 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company's business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company's Consolidated Financial Statements, including the notes thereto, which are contained in the 1999 Annual Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements.

         INVENTORIES -

         Inventories are stated at the lower of first-in, first-out cost or market. Inventories as of July 2, 2000 and January 2, 2000 were as follows (in thousands):

                                                    July 2,          January 2,
                                                       2000               2000
                                                     ------             ------
Raw materials                                        $1,194               $354
Goods in process                                        204                126
Finished goods                                       14,787             10,872
                                                     ------             ------
Total                                               $16,185            $11,352
                                                    =======            =======

2.  EARNINGS PER SHARE

         Basic net income (loss) per share is calculated by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing earnings available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock equivalents which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 17,406 and 7,655 for the six months ended July 2, 2000 and June 27, 1999, respectively.

      Presented below is the reconciliation between basic and diluted weighted average shares for the three months ended July 2, 2000 and June 27, 1999 (in thousands):

                                                           For the Three Months Ended
                                         -----------------------------------------------------------------
                                                      Basic                             Diluted
                                         -------------------------------     -----------------------------
                                         July 2, 2000      June 27, 1999     July 2, 2000    June 27, 1999
                                         ------------      -------------     ------------    -------------
Weighted average number of
common shares outstanding during
the period                                   7,438            7,493            7,438            7,493
Adjustments:
Assumed exercise of stock options               --               --               60               14
                                             -----            -----            -----            -----
Weighted average number of
shares outstanding                           7,438            7,493            7,498            7,507
                                             =====            =====            =====            =====

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

3.  RESTAURANT PREOPENING COSTS

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets and is effective for fiscal years beginning after December 15, 1998. In accordance with this Statement, on December 28, 1998 the Company expensed previously deferred restaurant preopening costs of approximately $541,000. This transaction has been reflected as a cumulative effect of a change in accounting principle of $319,000, net of the income tax benefit of $222,000, in the accompanying condensed consolidated financial statements for the six months ended June 27, 1999.

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

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4. SEGMENT REPORTING (CONTINUED)

         EBITDA represents net income (loss) before (i) cumulative effect of change in accounting principle, net of income taxes, (ii) benefit from (provision for) income taxes, (iii) recovery of write-down of joint venture,
(iv) interest expense, net, (v) depreciation and amortization and (vi) write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries. The Company has included information concerning EBITDA in this Form 10-Q because it believes that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company's operating performance.

                                                       For the Three Months Ended      For the Six Months Ended
                                                       --------------------------      -------------------------
                                                        July 2,         June 27,        July 2,         June 27,
                                                         2000             1999            2000            1999
                                                       ---------       ---------       ---------       ---------
                                                                           (in thousands)
Revenues:
     Restaurant                                        $ 136,800       $ 160,886       $ 262,223       $ 291,114
     Foodservice  (product sales to  franchisees,
     retail and institutional)                            67,849          71,174         128,037         123,765
     Franchise                                             1,765           1,402           4,042           2,466
     International                                            --              --              --              23
                                                       ---------       ---------       ---------       ---------
       Total                                           $ 206,414       $ 233,462       $ 394,302       $ 417,368
                                                       =========       =========       =========       =========
Intersegment revenues:
     Restaurant                                        $      --       $      --       $      --       $      --
     Foodservice  (product sales to franchisees,
     retail and institutional)                           (42,270)        (48,796)        (80,783)        (87,019)
     Franchise                                                --              --              --              --
     International                                            --              --              --              --
                                                       ---------       ---------       ---------       ---------
       Total                                           $ (42,270)      $ (48,796)      $ (80,783)      $ (87,019)
                                                       =========       =========       =========       =========
External revenues:
     Restaurant                                        $ 136,800       $ 160,886       $ 262,223       $ 291,114
     Foodservice  (product sales to  franchisees,
     retail and institutional)                            25,579          22,378          47,254          36,746
     Franchise                                             1,765           1,402           4,042           2,466
     International                                            --              --              --              23
                                                       ---------       ---------       ---------       ---------
       Total                                           $ 164,144       $ 184,666       $ 313,519       $ 330,349
                                                       =========       =========       =========       =========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4. SEGMENT REPORTING (CONTINUED)

                                                        For the Three Months Ended    For the Six Months Ended
                                                        --------------------------    ------------------------
                                                          July 2,       June 27,        July 2,       June 27,
                                                           2000           1999           2000           1999
                                                         --------       --------       --------       --------
                                                                             (in thousands)
EBITDA:
     Restaurant                                          $ 16,495       $ 18,050       $ 13,456       $ 27,945
     Foodservice (product sales to franchisees,
     retail and institutional)                              7,065          8,829         12,574         11,568
     Franchise                                                683            694          1,706          1,266
     International                                             --              3             (1)           (54)
     Corporate                                             (5,238)        (5,341)       (10,168)       (12,250)
                                                         --------       --------       --------       --------
       Total                                             $ 19,005       $ 22,235       $ 17,567       $ 28,475
                                                         ========       ========       ========       ========
Interest expense, net                                    $  7,963       $  8,302       $ 15,901       $ 16,637
                                                         ========       ========       ========       ========
Recovery of write-down of joint venture                  $     --       $   (646)      $     --       $   (896)
                                                         ========       ========       ========       ========
Income (loss) before (provision for) benefit from
income taxes and cumulative effect of change in
accounting principle:
     Restaurant*                                         $ 10,912       $ 11,400       $(15,834)      $ 14,674
     Foodservice (product sales to
     franchisees, retail and institutional)                 6,209          7,894         10,859          9,769
     Franchise                                                583            511          1,523            937
     International                                             --            649             (1)           842
     Corporate                                            (14,814)       (14,919)       (29,267)       (31,209)
                                                         --------       --------       --------       --------
       Total                                             $  2,890       $  5,535       $(32,720)      $ (4,987)
                                                         ========       ========       ========       ========
Depreciation and amortization:
     Restaurant                                          $  4,895       $  6,347       $ 10,930       $ 12,682
     Foodservice (retail and institutional)                   856            935          1,715          1,799
     Franchise                                                100            176            183            329
     Corporate                                              1,468          1,108          2,912          1,985
                                                         --------       --------       --------       --------
       Total                                             $  7,319       $  8,566       $ 15,740       $ 16,795
                                                         ========       ========       ========       ========
Capital expenditures, including capitalized leases:
     Restaurant                                          $  5,830       $ 12,452       $  6,837       $ 21,998
     Foodservice (retail and institutional)                   908          1,932          1,797          2,914
     Corporate                                                205            583            536          1,404
                                                         --------       --------       --------       --------
       Total                                             $  6,943       $ 14,967       $  9,170       $ 26,316
                                                         ========       ========       ========       ========


                                                                                        July 2,       January 2,
Identifiable assets:                                                                     2000           2000
                                                                                       --------       --------
     Restaurant                                                                        $216,389       $265,062
     Foodservice (retail and institutional)                                              39,271         29,625
     Franchise                                                                            4,767          3,935
     International                                                                            -             28
     Corporate                                                                           50,708         57,720
                                                                                       --------       --------
       Total                                                                           $311,135       $356,370
                                                                                       ========       ========

* Includes restructuring costs of $12.1 million and the write-downs of property and equipment of $18.4 million recorded during the six months ended July 2, 2000.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5. NEW ACCOUNTING PRONOUNCEMENTS

         In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives," which provides guidance on the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company is required to adopt EITF No. 00-14 for periods beginning after May 18, 2000. The Company is in the process of determining the effect of this accounting pronouncement and will adopt this accounting treatment in the third quarter of fiscal 2000.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The SAB specifically sets forth criteria which must be met in order for revenue to be recognized. The Company adopted SAB No. 101 on January 3, 2000. The adoption of SAB No. 101 did not have an effect on the Company's consolidated financial position or results of operations as the Company's revenue recognition policies complied with the provisions of SAB No. 101.

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 would have been effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Under the provisions of SFAS No. 137, SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Hedging Activities." Under the provisions of SFAS No. 138, the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities have been amended. Management has not yet quantified the impact of adopting SFAS No. 133, as amended by SFAS 137 and SFAS 138, on the Company's financial statements. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6. RESTRUCTURING PLAN

         In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next twenty-four months. The 70 locations will remain in operation until they are sold, subleased or closed prior to March 2002. The 151 restaurants in the restructuring were generally lower sales volume units operating in markets in which management believes the Company has a strong market penetration. The larger units in these markets will continue operating. In connection with the restructuring plan, the Company eliminated approximately 150 management/administrative positions in the field organization and at corporate headquarters.

         As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12.1 million for severance pay, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17.0 million in the first quarter ended April 2, 2000. Future annual savings associated with the reduction in force are estimated by management to be $8.0 million. In connection with this restructuring plan, the Company's credit facility was amended on March 23, 2000. The consolidated net worth covenant was adjusted primarily to reflect the write-down of property and equipment and restructuring charges associated with the restructuring plan and interest rates on borrowings were increased. The per annum interest rates on the term loans, revolving credit facility and the letter of credit facility were increased by 0.25% as a result of this amendment. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the credit facility will be sufficient to meet the Company's anticipated operating requirements, capital requirements and obligations associated with the restructuring. The following represents the reserve and related costs associated with the restructuring (in thousands):

                                                  Costs paid for
                                                     the Six
                                                   Months Ended     Accrued as of
                                         Expense   July 2, 2000      July 2, 2000
                                         -------   ------------      ------------
Severance pay                             $1,503        $(821)            $682
Rent                                       5,490         (487)           5,003
Utilities and real estate taxes            1,632         (456)           1,176
Demarking                                    760         (289)             471
Lease termination costs                      718             -             718
Environmental costs                          404           (6)             398
Inventory                                    111          (80)              31
Equipment                                    727         (727)               -
Outplacement services                        160         (112)              48
Other                                        551         (569)            (18)
                                         -------      -------           ------
       Total                             $12,056      $(3,547)          $8,509
                                         =======      ========          ======


      The write-down of property and equipment consisted of $7.8 million for the 81 locations closed at the end of March and $9.2 million for the 70 locations which will be disposed of over the next 24 months. As of July 2, 2000, the Company has sold 19 of the restructuring properties, of which 17 were included in the list of 81 restaurants which were closed in March 2000. In addition, the Company has terminated its lease obligations at 17 restructuring properties, of which 15 were included in the list of 81 restaurants which were closed in March 2000. At July 2, 2000, the carrying value of the remaining 115 properties to be disposed of was $12.9 million and is reflected in the condensed consolidated balance sheets as property and equipment, net.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         FICC's obligation related to the $200 million Senior Notes is guaranteed fully and unconditionally by one of FICC's wholly-owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc., Friendly Holding (UK) Limited, Friendly Ice Cream (UK) Limited and Restaurant Insurance Corporation (collectively, the "Non-guarantor Subsidiaries"). Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of July 2, 2000 and June 27, 1999, and for the periods ended July 2, 2000 and June 27, 1999, are not presented because management has determined that such information is not material to investors.

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

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION(CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JULY 2, 2000
                                   (Unaudited)
                                 (In thousands)

                                                        Parent        Guarantor   Non-guarantor
                                                        Company       Subsidiary  Subsidiaries      Eliminations     Consolidated
                                                        -------       ----------  ------------      ------------     ------------
                  Assets

Current assets:
    Cash and cash equivalents                         $   8,787         $   51        $ 2,834        $     --         $  11,672
    Restricted cash                                          --             --          1,106              --             1,106
    Accounts receivable, net                              5,287            523             --              --             5,810
    Inventories                                          16,185             --             --              --            16,185
    Deferred income taxes                                 5,471             12             --             174             5,657
    Prepaid expenses and other current
    assets                                                8,566            751          4,051          (9,751)            3,617
                                                      ---------         ------        -------        --------         ---------
Total current assets                                     44,296          1,337          7,991          (9,577)           44,047

Deferred income taxes                                        --            903          1,333          (2,236)               --
Property and equipment, net                             242,911             --             --              --           242,911
Intangibles and deferred costs, net                      22,470             --             --              --            22,470
Investments in subsidiaries                               3,213             --             --          (3,213)               --
Other assets                                                792          3,866          5,729          (8,680)            1,707
                                                      ---------         ------        -------        --------         ---------
Total assets                                          $ 313,682         $6,106        $15,053        $(23,706)        $ 311,135
                                                      =========         ======        =======        ========         =========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Current maturities of long-term
    obligations                                       $  20,180         $   --        $    --        $ (4,000)        $  16,180
     Deferred income taxes                                   --             --              1              (1)               --
    Accounts payable                                     26,421             --             --              --            26,421
    Accrued expenses                                     44,175            924          8,263          (5,751)           47,611
                                                      ---------         ------        -------        --------         ---------
Total current liabilities                                90,776            924          8,264          (9,752)           90,212

Deferred income taxes                                    14,593             --             --          (2,061)           12,532
Long-term obligations, less current
maturities                                              294,126             --             --          (4,814)          289,312
Other long-term liabilities                              19,111          2,344          6,414          (3,866)           24,003
Stockholders' equity (deficit)                         (104,924)         2,838            375          (3,213)         (104,924)
                                                      ---------         ------        -------        --------         ---------
Total liabilities and stockholders'
equity (deficit)                                      $ 313,682         $6,106        $15,053        $(23,706)        $ 311,135
                                                      =========         ======        =======        ========         =========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JULY 2, 2000
                                   (Unaudited)
                                 (In thousands)

                                                    Parent         Guarantor      Non-guarantor
                                                    Company        Subsidiary      Subsidiaries    Eliminations     Consolidated
                                                    -------        ----------      ------------    ------------     ------------
Revenues                                            $162,838          $ 1,306           $  --           $  --           $164,144
Costs and expenses:
    Cost of sales                                     50,271               --              --              --             50,271
    Labor and benefits                                49,399               --              --              --             49,399
    Operating expenses and write-downs  of
    property and equipment                            35,986               --             (55)             --             35,931
    General and administrative expenses                9,457              845              --              --             10,302
    Depreciation and amortization                      7,319               --              --              --              7,319
Loss on sales of restaurant operations and
properties                                                69               --              --              --                 69
Interest expense (income)                              8,136               --            (173)             --              7,963
                                                    --------          -------           -----           -----           --------
Income before benefit from (provision for)
income taxes and equity in net income of
consolidated subsidiaries                              2,201              461             228              --              2,890

Benefit from (provision for) income taxes                385             (190)            (80)             --                115
                                                    --------          -------           -----           -----           --------
Income before equity in net income of
consolidated subsidiaries                              2,586              271             148              --              3,005

Equity in net income of consolidated
subsidiaries                                             419               --              --            (419)                --
                                                    --------          -------           -----           -----           --------
Net income                                          $  3,005          $   271           $ 148           $(419)          $  3,005
                                                    ========          =======           =====           =====           ========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JULY 2, 2000
                                   (Unaudited)
                                 (In thousands)

                                                  Parent         Guarantor      Non-guarantor
                                                  Company        Subsidiary      Subsidiaries   Eliminations    Consolidated
                                                  -------        ----------      ------------   ------------    ------------
Revenues                                         $ 310,339         $ 3,180         $  --         $     --         $ 313,519
Costs and expenses:
    Cost of sales                                   95,129              --            --               --            95,129
    Labor and benefits                              97,575              --            --               --            97,575
    Operating expenses and write-downs of
    property and equipment                          90,200              --          (115)              --            90,085
    General and administrative expenses             20,500           1,271            --               --            21,771
    Restructuring costs                             12,056              --            --               --            12,056
    Depreciation and amortization                   15,740              --            --               --            15,740
Gain on sales of restaurant operations
and properties                                      (2,018)             --            --               --            (2,018)
Interest expense (income)                           16,246              --          (345)              --            15,901
                                                 ---------         -------         -----         --------         ---------
(Loss) income before benefit from
(provision for) income taxes and equity
in net income of consolidated
subsidiaries                                       (35,089)          1,909           460               --           (32,720)

Benefit from (provision for) income taxes           18,159            (783)         (161)              --            17,215
                                                 ---------         -------         -----         --------         ---------
(Loss) income before  equity in net
income of consolidated subsidiaries                (16,930)          1,126           299               --           (15,505)

Equity in net income of consolidated
subsidiaries                                         1,425              --            --           (1,425)               --
                                                 ---------         -------         -----         --------         ---------
Net (loss) income                                $ (15,505)        $ 1,126         $ 299         $ (1,425)        $ (15,505)
                                                 =========         =======         =====         ========         =========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JULY 2, 2000
                                   (Unaudited)
                                 (In thousands)

                                                  Parent     Guarantor   Non-guarantor
                                                  Company    Subsidiary  Subsidiaries   Eliminations   Consolidated
                                                  -------    ----------  ------------   ------------   ------------
Net cash (used in) provided by operating
activities                                       $ (6,595)        $ 37        $   460         $--        $ (6,098)
                                                 --------         ----        -------         ---        --------

Cash flows from investing activities:
     Purchases of property and equipment           (8,261)          --             --          --          (8,261)
     Proceeds from sales of property and
     equipment                                     24,381           --             --          --          24,381
                                                 --------         ----        -------         ---        --------
Net cash provided by investing activities          16,120           --             --          --          16,120
                                                 --------         ----        -------         ---        --------

Cash flows from financing activities:
   Proceeds from borrowings                        56,000           --             --          --          56,000
   Repayments of obligations                      (66,412)          --             --          --         (66,412)
                                                 --------         ----        -------         ---        --------
Net cash used in financing activities             (10,412)          --             --          --         (10,412)
                                                 --------         ----        -------         ---        --------

Net (decrease) increase in cash and cash
equivalents                                          (887)          37            460          --            (390)

Cash and cash equivalents, beginning of
period                                              9,674           14          2,374          --          12,062
                                                 --------         ----        -------         ---        --------

Cash and cash equivalents, end of period         $  8,787         $ 51        $ 2,834         $--        $ 11,672
                                                 ========         ====        =======         ===        ========

Supplemental disclosures:

   Interest paid (received)                      $ 16,069          $--        $  (529)        $--        $ 15,540
   Income taxes (received) paid                    (1,022)         866            165          --               9
   Capital lease obligations incurred                 909           --             --          --             909
   Capital  lease obligations terminated              711           --             --          --             711
   Notes received from sales of property
   and equipment                                      577           --             --          --             577

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION(CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JANUARY 2, 2000

                                 (In thousands)

                                                Parent       Guarantor        Non-guarantor
                                               Company       Subsidiary       Subsidiaries      Eliminations     Consolidated
                                               -------       ----------       ------------      ------------     ------------
                   Assets
Current assets:
   Cash and cash equivalents                       $9,674       $   14             $ 2,374      $      -            $ 12,062
   Restricted cash                                      -            -               2,066             -               2,066
   Accounts receivable, net                         3,678          256                   -           (10)              3,924
   Inventories                                     11,352            -                   -             -              11,352
   Deferred income taxes                            5,471           12                   -           174               5,657
   Prepaid expenses and other current
   assets                                           9,085          834               6,455       (10,076)              6,298
                                                 --------       ------             -------      --------            --------
Total current assets                               39,260        1,116              10,895        (9,912)             41,359
Deferred income taxes                                   -          903               1,333        (2,236)                  -
Property and equipment, net                       289,839            -                   -             -             289,839
Intangible assets and deferred costs, net          23,613            -                   -             -              23,613
Investments in subsidiaries                         1,788            -                   -        (1,788)                  -
Other assets                                          644        3,100               5,729        (7,914)              1,559
                                                 --------       ------             -------      --------            --------
Total assets                                     $355,144       $5,119             $17,957      $(21,850)           $356,370
                                                 ========       ======             =======      ========            ========


Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Current maturities of long-term
   obligations                                   $ 19,361       $    -             $     -      $ (4,000)           $ 15,361
   Accounts payable                                26,073            -                   -             -              26,073
   Deferred income taxes                                -            -                   1            (1)                  -
   Accrued expenses                                45,037          963              10,508        (8,759)             47,749
                                                 --------       ------             -------      --------            --------
Total current liabilities                          90,471          963              10,509       (12,760)             89,183
Deferred income taxes                              31,808            -                   -        (2,061)             29,747
Long-term obligations, less current
maturities                                        305,159            -                   -        (4,814)            300,345
Other liabilities                                  17,411        2,444               7,372          (427)             26,800
Stockholders' equity (deficit)                    (89,705)       1,712                  76        (1,788)            (89,705)
                                                 --------       ------             -------      --------            --------
Total liabilities and stockholders' equity
(deficit)                                        $355,144       $5,119             $17,957      $(21,850)           $356,370
                                                 ========       ======             =======      ========            ========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 27, 1999

                                   (Unaudited)
                                 (In thousands)

                                                        Parent          Guarantor     Non-guarantor
                                                        Company         Subsidiary     Subsidiaries     Eliminations    Consolidated
                                                        -------         ----------     ------------     ------------    ------------

Revenues                                                $183,902         $765           $ (1)           $   -           $184,666
Costs and expenses:
    Cost of sales                                         50,265            -              -                -             50,265
    Labor and benefits                                    58,959            -              -                -             58,959
    Operating expenses and write-downs of
    property and equipment                                43,647            -            (46)               -             43,601
    General and administrative expenses                   10,372          430            (61)               -             10,741
    Depreciation and amortization                          8,566            -              -                -              8,566
Gain on sales of restaurant operations and properties       (657)           -              -                -               (657)
Interest expense (income)                                  8,485            -           (183)               -              8,302
Recovery of write-down of joint venture                     (646)           -              -                -               (646)
                                                         -------        -----           ----            -----           --------
Income before provision for income taxes and
equity in net income of consolidated subsidiaries          4,911          335            289                -              5,535

Provision for income taxes                                (2,052)        (137)           (80)               -             (2,269)
                                                         -------        -----           ----            -----           --------
Income before equity in net income of consolidated
subsidiaries                                               2,859          198            209                -              3,266
Equity in net income of consolidated subsidiaries            407            -              -             (407)                 -
                                                         -------        -----           ----            -----           --------
Net income                                               $ 3,266        $ 198           $209            $(407)          $  3,266
                                                         =======        =====           ====            =====           ========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 27, 1999
                                   (Unaudited)
                                 (In thousands)

                                                   Parent         Guarantor      Non-guarantor
                                                   Company        Subsidiary      Subsidiaries     Eliminations      Consolidated
                                                   -------        ----------      ------------     ------------      ------------
Revenues                                           $329,066        $ 1,260             $  23           $   -          $330,349
Costs and expenses:
    Cost of sales                                    94,436              -                17               -            94,453
    Labor and benefits                              109,323              -                 -               -           109,323
    Operating expenses and write-downs of
    property and equipment                           77,373              -              (102)              -            77,271
    General and administrative expenses              21,871            856               (61)              -            22,666
    Depreciation and amortization                    16,795              -                 -               -            16,795
Gain on sales of restaurant operations
and properties                                         (913)             -                 -               -              (913)
Interest expense (income)                            17,000              -              (363)              -            16,637
Recovery of write-down of joint venture                (896)             -                 -               -              (896)
                                                    -------        -------              ----           -----          --------

(Loss) income before benefit from
(provision for) income taxes, cumulative
effect of change in accounting principle
and equity in net income of consolidated
subsidiaries                                         (5,923)           404               532               -            (4,987)

Benefit from (provision for) income taxes             2,372           (165)             (162)              -             2,045
                                                    -------        -------              ----           -----          --------

(Loss) income before cumulative effect
of change in accounting principle and
equity in net income of consolidated
subsidiaries                                         (3,551)           239               370               -            (2,942)

Cumulative effect of change in accounting
principle                                              (319)             -                 -               -              (319)
                                                    -------        -------              ----           -----          --------

(Loss) income before equity in net income
of consolidated subsidiaries                         (3,870)           239               370               -            (3,261)

Equity in net income of consolidated
subsidiaries                                            609              -                 -            (609)                -
                                                    -------        -------              ----           -----          --------
Net (loss) income                                   $(3,261)       $   239              $370           $(609)         $ (3,261)
                                                    =======        =======              ====           =====          ========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 27, 1999
                                   (Unaudited)
                                 (In thousands)

                                                Parent         Guarantor      Non-guarantor
                                                Company        Subsidiary      Subsidiaries     Eliminations      Consolidated
                                                -------        ----------      ------------     ------------      ------------
Net cash provided by (used in) operating
activities                                        $ 13,999       $(21)            $  201              $ -            $14,179
                                                  --------       -----            ------              ---            -------

Cash flows from investing activities:
   Purchases of property and equipment             (26,316)          -                 -                -            (26,316)
   Proceeds from sales of property and
   equipment                                         2,845           -                 -                -              2,845
   Return of advances from joint
   venture                                           1,150           -                 -                -              1,150
                                                  --------       -----            ------              ---            -------
Net cash used in investing activities              (22,321)          -                 -                -            (22,321)
                                                  --------       -----            ------              ---            -------

Cash flows from financing activities:
   Proceeds from borrowings                         52,000           -                 -                -             52,000
   Repayments of obligations                       (41,164)          -                 -                -            (41,164)
                                                  --------       -----            ------              ---            -------
Net cash provided by financing activities           10,836           -                 -                -             10,836
                                                  --------       -----            ------              ---            -------
Effect of exchange rate changes on cash                  -           -                (2)               -                 (2)
                                                  --------       -----            ------              ---            -------
Net increase (decrease) in cash and cash
equivalents                                          2,514         (21)              199                -              2,692

Cash and cash equivalents, beginning of
period                                               9,180          53             1,858                -             11,091
                                                  --------       -----            ------              ---            -------
Cash and cash equivalents, end of period          $ 11,694       $  32            $2,057              $ -            $13,783
                                                  ========       =====            ======              ===            =======

Supplemental disclosures:
     Interest paid (received)                     $ 15,990       $   -            $ (180)             $ -            $15,810
     Income taxes paid (received)                       91         212              (297)               -                  6

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

         OVERVIEW

         As of July 2, 2000, the Company owns and operates 486 restaurants, franchises 106 restaurants and 8 cafes and manufactures and distributes a full line of frozen dessert products. These products are distributed to Friendly's restaurants and through more than 3,500 supermarkets and other retail locations in 16 states. The restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

         RESULTS OF OPERATIONS

         The operating results of the Company expressed as a percentage of total revenues are set forth below:

                                                    (Unaudited)

                                                              For the Three Months Ended      For the Six Months Ended
                                                              --------------------------      ------------------------
                                                                July 2,        June 27,       July 2,         June 27,
                                                                 2000            1999           2000            1999
                                                                 ----            ----           ----            ----

Revenues:

    Restaurant                                                    83.3%          87.1%           83.6%         88.1%
    Foodservice (product sales to franchisees, retail and
    institutional)                                                15.6           12.1            15.1          11.1
    Franchise                                                      1.1            0.8             1.3           0.8
                                                                 -----          -----           -----         -----
Total revenues                                                   100.0          100.0           100.0         100.0
                                                                 -----          -----           -----         -----

Costs and expenses:
    Cost of sales                                                 30.6           27.2            30.3          28.6
    Labor and benefits                                            30.1           31.9            31.1          33.1
    Operating expenses                                            21.5           23.0            22.9          22.9
    General and administrative expenses                            6.3            5.8             6.9           6.9
    Relocation of manufacturing and distribution facility          -              0.4             -             0.2
    Restructuring costs                                            -              -               3.9            -
    Write-downs of property and equipment                          0.4            0.2             5.9           0.2
    Depreciation and amortization                                  4.5            4.7             5.0           5.1
Loss (gain) on sales of restaurant operations and
properties                                                         0.0           (0.3)           (0.6)         (0.3)
                                                                 -----          -----           -----         -----

Operating income (loss)                                            6.6            7.1            (5.4)          3.3

Interest expense, net                                              4.9            4.5             5.0           5.0
Recovery of write-down of joint venture                             -            (0.4)            -            (0.2)
                                                                 -----          -----           -----         -----

Income (loss) before benefit from (provision for) income
taxes and cumulative effect of change in accounting
principle                                                          1.7            3.0           (10.4)         (1.5)
Benefit from (provision for) income taxes                          0.1           (1.2)            5.5           0.6
                                                                 -----          -----           -----         -----
Income (loss) before cumulative effect of change in
accounting principle                                               1.8            1.8            (4.9)         (0.9)
Cumulative effect of change in accounting principle, net
of income tax benefit                                              -              -               -            (0.1)
                                                                 -----          -----           -----         -----

Net income (loss)                                                  1.8%           1.8%           (4.9)%        (1.0)%
                                                                 =====          =====           =====         =====

      REVENUES:

      Total revenues decreased $20.6 million, or 11.2%, to $164.1 million for the second quarter ended July 2, 2000 from $184.7 million for the same quarter in 1999. Restaurant revenues decreased $24.1 million, or 15.0%, to $136.8 million for the second quarter of 2000 from $160.9 million for the same quarter in 1999. Comparable restaurant revenues decreased 1.2% largely due to the strong introduction of the soft serve product line in the prior year. The decrease in restaurant revenue was primarily impacted by the closing of 114 restaurants over the past 12 months. The closings accounted for $15.8 million of the decline. The refranchising of 37 restaurants during fiscal 2000 negatively impacted sales by $10.4 million. Partially offsetting these decreases was the increase in restaurant revenue of $3.2 million for new restaurants open less than one year. Foodservice (product sales to franchisees, retail and institutional) and other revenues increased by $3.2 million, or 14.3%, to $25.6 million for the second quarter of 2000 from $22.4 million for the same quarter in 1999. The increase was primarily due to the increase in the number of franchised locations. Franchise revenue increased $0.4 million, or 28.6%, to $1.8 million for the three months ended July 2, 2000 compared to $1.4 million for the three months ended June 27, 1999. The increase is primarily the result of the fact that there are 114 franchise units open at the end of the second quarter ended July 2, 2000 compared to 63 franchise units open at the end of the second quarter ended June 27, 1999.

      Total revenues decreased $16.8 million, or 5.1%, to $313.5 million for the six months ended July 2, 2000 from $330.3 million for the same period in 1999. Restaurant revenues decreased $28.9 million, or 10.0%, to $262.2 million for the six months ended July 2, 2000 from $291.1 million for the same period in 1999. Comparable restaurant revenues increased 0.1%. The decrease in restaurant revenues was primarily impacted by the closing of 114 restaurants over the past 12 months. The closings accounted for $20.2 million of the decline. The refranchising of 37 restaurants during fiscal 2000 negatively impacted sales by $15.0 million. Partially offsetting these decreases was the increase in restaurant revenue of $6.8 million for new restaurants open less than one year. Foodservice (product sales to franchisees, retail and institutional) and other revenues increased by $10.5 million, or 28.5%, to $47.3 million for the six months ended July 2, 2000 from $36.8 million for the six months ended June 27, 1999. The increase was primarily due to an increase in the number of franchised locations. Franchise revenue was $4.0 million for the six months ended July 2, 2000 compared to $2.5 million for the six months ended June 27, 1999. The increase is primarily the result of the fact that there are 114 franchise units open at the end of the six months ended July 2, 2000 compared to 63 franchise units open at the end of the six months ended June 27, 1999.

      COST OF SALES:

      Cost of sales were $50.3 million for the second quarter ended July 2, 2000 and for the same quarter in 1999. Cost of sales as a percentage of total revenues increased to 30.6% for the second quarter of 2000 from 27.2% for the second quarter of 1999. The higher food cost as a percentage of total revenues was primarily due to a shift in the sales mix from Company owned restaurant sales to Foodservice sales to franchisees. Foodservice sales to franchisees have a higher food cost as a percentage of revenue than sales to Company owned restaurants.

      Cost of sales increased $0.6 million, or 1.0%, to $95.1 million for the six months ended July 2, 2000 from $94.5 million for the same period in 1999. Cost of sales as a percentage of total revenues increased to 30.3% for the six months in 2000 from 28.6% for the same period in 1999. The higher food cost as a percentage of total revenues was primarily due to a shift in the sales mix from Company owned restaurant sales to Foodservice sales to franchisees and an increase in retail supermarket sales. Foodservice sales to franchisees and retail sales have higher food costs as a percentage of revenue than sales to Company owned restaurants.

      LABOR AND BENEFITS:

      Labor and benefits decreased $9.6 million, or 16.3%, to $49.4 million for the second quarter ended July 2, 2000 from $59.0 million for the same quarter in 1999. Labor and benefits as a percentage of total revenues decreased to 30.1% for the second quarter of 2000 from 31.9% for the same quarter in 1999. The lower labor and benefits as a percentage of total revenues was primarily due to increases in Foodservice sales to franchisees, which do not have any associated restaurant labor and benefits. Partially offsetting the decreases was higher group insurance claims per participant in 2000 when compared to 1999.

      Labor and benefits decreased $11.7 million, or 10.7%, to $97.6 million for the six months ended July 2, 2000 from $109.3 million for the same period in 1999. Labor and benefits as a percentage of total revenues decreased to 31.1% for the six months of 2000 from 33.1% for the same period in 1999. The lower labor and benefits as a percentage of total revenues was primarily due to increases in Foodservice sales to franchisees and higher retail sales. These sales do not have any associated restaurant labor and benefits. Partially offsetting the decreases were higher group insurance claims per participant in 2000 when compared to 1999. The increase in claims had less impact on the six months comparison than on the second quarter comparison.

      OPERATING EXPENSES:

      Operating expenses decreased $7.3 million, or 17.2%, to $35.2 million for the second quarter ended July 2, 2000 from $42.5 million for the same quarter in 1999. This decrease was primarily due to a decrease in supplies and advertising expenses related to the rollout of the Company's new soft serve product in 1999. The decline in the number of operating restaurants further reduced restaurant maintenance expenses and utilities. Selling expense in support of higher retail sales increased in the 2000 period when compared to 1999. Operating expenses as a percentage of total revenues were 21.5% and 23.0% for the second quarters ended July 2, 2000 and June 27, 1999, respectively.

      Operating expenses decreased $4.2 million, or 5.5%, to $71.7 million for the six months ended July 2, 2000 from $75.9 million for the same period in 1999. This decrease was primarily due to a decrease in supplies and advertising expenses related to the rollout of the Company's new soft serve product in 1999. The decline in the number of operating restaurants further reduced restaurant maintenance expenses and utilities. Offsetting the reduced restaurant expense were higher selling expenses in support of the higher retail sales in the 2000 period when compared to 1999. Operating expenses as a percentage of total revenues were 22.9% for both the six months ended July 2, 2000 and June 27, 1999.

      GENERAL AND ADMINISTRATIVE EXPENSES:

      General and administrative expenses were $10.3 million for the second quarter ended July 2, 2000 and $10.7 million for the same period in 1999. General and administrative expenses as a percentage of total revenues increased to 6.3% in the second quarter of 2000 from 5.8% for the same period in 1999. The increase in general and administrative expenses as a percentage of revenue was primarily due to higher bonus expense recognized in 2000 when compared to 1999. Costs associated with the number of franchised locations also increased in the 2000 period when compared to 1999.

      General and administrative expenses were $21.8 million and $22.7 million for the six months ended July 2, 2000 and June 27, 1999, respectively. General and administrative expenses as a percentage of total revenues were 6.9% in the six months ended July 2, 2000 and for the same period in 1999.

      EBITDA:

      As a result of the above, EBITDA (EBITDA represents net income (loss) before (i) cumulative effect of change in accounting principle, net of income taxes, (ii) benefit from (provision for) income taxes, (iii) recovery of write-down of joint venture, (iv) interest expense, net, (v) depreciation and amortization and (vi) write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries) decreased $3.2 million, or 14.4%, to $19.0 million for the second quarter ended July 2, 2000 from $22.2 million for the same quarter in 1999. EBITDA as a percentage of total revenues was 11.6% and 12.0% for the second quarters of 2000 and 1999, respectively.

      EBITDA decreased $10.9 million, or 38.2%, to $17.6 million for the six months ended July 2, 2000 from $28.5 million for the same period in 1999. EBITDA as a percentage of total revenues was 5.6% and 8.6% for the six months ended July 2, 2000 and June 27, 1999, respectively.

      RESTRUCTURING COSTS:

      Restructuring costs were $12.1 million for the six months ended July 2, 2000 as a result of the costs associated with the Company's decision to reorganize its restaurant field and headquarters organizations in conjunction with the closing of 81 under-performing restaurants and the planned closing of an additional 70 restaurants over the next 24 months. Included in these costs are severance, rent on closed restaurants until lease termination, utilities and real estate taxes, demarking, lease termination, environmental and other miscellaneous costs.

      WRITE-DOWNS OF PROPERTY AND EQUIPMENT:

      Write-downs of property and equipment were $0.7 million and $0.3 million for the three months ended July 2, 2000 and June 27, 1999, respectively. Write-downs of property and equipment were $18.4 million and $0.6 million for the six months ended July 2, 2000 and June 27, 1999, respectively. The increase in write-downs is primarily the result of the non-cash write-down of the 81 under-performing restaurants which were closed at the end of March and the non-cash write-down of an additional 70 restaurants which will be closed over the next 24 months to their estimated net realizable value.

      DEPRECIATION AND AMORTIZATION:

      Depreciation and amortization decreased $1.3 million, or 15.1%, to $7.3 million for the second quarter ended July 2, 2000 from $8.6 million for the same quarter in 1999. Depreciation and amortization as a percentage of total revenues decreased to 4.5% for the second quarter of 2000 from 4.7% for the same quarter in 1999. The decrease was primarily due to the reduction in the number of Company operating restaurants and a reduction in capital expenditures.

      Depreciation and amortization decreased $1.1 million, or 6.5%, to $15.7 million for the six months ended July 2, 2000 from $16.8 million for the same period in 1999. Depreciation and amortization as a percentage of total revenues decreased to 5.0% for the six months ended July 2, 2000 from 5.1% for the same period in 1999. The decrease was primarily due to the reduction in the number of Company operating restaurants and a reduction in capital expenditures.

      LOSS (GAIN) ON SALES OF RESTAURANT OPERATIONS AND PROPERTIES:

      Loss on sales of restaurant operations and properties for the second quarter ended July 2, 2000 was $0.1 million compared to a gain on sales of restaurant operations and properties of $0.7 million for the second quarter ended June 27, 1999. The decrease was the result of the sale of a restaurant to a franchisee during the second quarter ended June 27, 1999. The gain on sales of restaurant operations and properties for the six months ended July 2, 2000 was $2.0 million compared to the gain on sales of restaurant operations and properties for the six months ended June 27, 1999 of $0.9 million. The increase was primarily the result of the gain of $1.4 million associated with the sale of 29 restaurants to a franchisee on January 19, 2000. The Company also sold certain assets and rights in eight other restaurants to three additional franchisees resulting in a gain of $0.7 million during the six months ended July 2, 2000. The gain on the sales of restaurant operations and properties for the six months ended June 27, 1999 represented the income related to the sale of the equipment and operating rights for three existing restaurants to franchisees.

      INTEREST EXPENSE, NET:

      Interest expense, net of capitalized interest and interest income, decreased by $0.3 million, or 3.6%, to $8.0 million for the second quarter ended July 2, 2000 from $8.3 million for the same quarter in 1999. The decrease is primarily impacted by the decrease in the average outstanding balance on the term loans for the second quarter ended July 2, 2000 compared to the second quarter ended June 27, 1999. Since June 27, 1999, the Company has made $7.2 million of scheduled principal payments and has used $19.9 million of asset sale proceeds to reduce the amount outstanding on the term loans.

      Interest expense, net of capitalized interest and interest income, decreased by $0.7 million, or 4.2%, to $15.9 million for the six months ended July 2, 2000 from $16.6 million for the same period in 1999. The decrease is primarily impacted by the decrease in the average outstanding balance on the term loans for the six months ended July 2, 2000 compared to the six months ended June 27, 1999.

      RECOVERY OF WRITE-DOWN OF JOINT VENTURE:

      During the fourth quarter ended December 27, 1998, the Company sold its 50% interest in its China joint venture and recorded a write-down of $3.5 million to eliminate the Company's remaining investment in and advances to the joint venture. During the first six months ended June 27, 1999, the Company reported a $0.3 million payment from the sale which was received on March 17, 1999, as income.

      BENEFIT FROM (PROVISION FOR) INCOME TAXES:

      The benefit from income taxes was $0.1 million, or 4.0%, for the second quarter ended July 2, 2000 compared to a provision for income taxes of $2.3 million, or 41%, for the second quarter ended June 27, 1999. The benefit from income taxes was $17.2 million, or 52.6%, and $2.0 million, or 41%, for the six months ended July 2, 2000 and June 27, 1999, respectively. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. The sales of the land and buildings to franchisees during the six months ended July 2, 2000 favorably impacted the provision for income taxes as it triggered built-in gains which allowed for a reduction in the valuation allowance on certain net operating loss carryforwards.

      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET:

      In accordance with Statement of Position 98-5, the Company recognized $0.3 million of expense, net of income tax benefit, in the six months ended June 27, 1999 related to previously deferred restaurant preopening costs.

      NET INCOME (LOSS):

      Net income was $3.0 million and $3.3 million for the second quarters ended July 2, 2000 and June 27, 1999, respectively. Net loss was $15.5 million and $3.3 million for the six months ended July 2, 2000 and June 27, 1999, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash used in operating activities was $6.1 million in the six months ended July 2, 2000. Net cash provided by operating activities was $14.2 million in the six months ended June 27, 1999. During the six months ended July 2, 2000, accounts receivable increased approximately $1.9 million primarily due to increased Foodservice retail supermarket sales along with the increase in volume of Foodservice product sales to franchisees. Inventories increased $4.8 million as a result of increased retail and restaurant promotional activity during the summer months. Other assets decreased $4.1 million primarily due to a $2.2 million reduction in premium receivables associated with the Company's captive insurance company. In addition, prepaid rent decreased approximately $0.5 million as a result of the reduction of Company owned restaurants due to the sale of restaurants to a franchisee. The decrease was also impacted by the reduction in restricted cash as a result of payments made on workers compensation claims. Accrued expenses decreased $2.9 million from January 2, 2000 to July 2, 2000. The decrease was primarily attributable to the $1.4 million of payments made on year-end accruals for restaurant construction and maintenance, a $2.2 million decrease in unearned premiums in the Company's captive insurance company, a $1.1 million reduction in the gift certificate liability as a result of redemptions of year-end gift certificate sales, a $1.8 million reduction of the accrued pension obligation as a result of the Plan's overfunded status and a $1.5 million reduction in insurance reserves for workers compensation and general liability claims. Offsetting the decrease in accrued expenses was the establishment of restructuring reserves associated with management's restructuring plan and the fiscal 2000 bonus accrual. Available borrowings under the revolving credit facility were $20.0 million as of July 2, 2000.

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

         Net cash provided by investing activities was $16.1 million in the six months ended July 2, 2000. Net cash used in investing activities was $22.3 million in the six months ended June 27, 1999. Capital expenditures for restaurant operations were approximately $6.8 million and $22.0 million for the six months ended July 2, 2000 and June 27, 1999, respectively. The decrease in capital expenditures was primarily due to the reduction in new units, replacements and re-imaging projects. Proceeds from the sale of property and equipment were $24.4 million and $2.8 million in the six months ended July 2, 2000 and June 27, 1999, respectively. The increase in proceeds from the sales of property and equipment is primarily due to $16.6 million of proceeds received as a result of sales of restaurants to franchisees.

         Net cash used in financing activities was $10.4 million in the six months ended July 2, 2000. Net cash provided by financing activities was $10.8 million in the six months ended June 27, 1999.

         The Company had a working capital deficit of $46.2 million as of July 2, 2000. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

         The Company's credit facility imposes significant operating and financial restrictions on the Company's ability to, among other things, incur indebtedness, create liens, sell assets, engage in mergers or consolidations, pay dividends and engage in certain transactions with affiliates. The credit facility limits the amount which the Company may spend on capital expenditures and requires the Company to comply with certain financial covenants. The Company's credit facility also restricts the use of proceeds from asset sales. Proceeds, as defined in the credit agreement, in excess of stated maximum allowable amounts must be used to permanently reduce outstanding obligations under the credit facility. Prepayments are applied first to the term loans in inverse order of maturity and secondly, to permanently reduce the revolving credit commitment. During the period from July 3, 2000 through December 31, 2000, the Company may retain up to a maximum of $3.0 million of net proceeds from any asset sales to be invested into additional capital expenditures. The Company's long-term debt is classified as of July 2, 2000 based on the terms of an agreement reached in August, 2000 with its lenders.

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

         SEASONALITY

         Due to the seasonality of frozen dessert consumption and the effect from time to time of weather on patronage in its restaurants, the Company's revenues and EBITDA are typically higher in its second and third quarters.

         GEOGRAPHIC CONCENTRATION

         Approximately 89% of the Company owned restaurants are located, and substantially all of its retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to this geographic region may adversely affect the Company more than certain of its competitors which are more geographically diverse.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Company's market risk exposure since the filing of the Annual Report on Form 10K.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of Company's shareholders was held on May 10, 2000.

(b)   Not applicable.

(c) The election of one nominee for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval is as follows:

          Nominee               Affirmative Votes                Votes Withheld
          -------               -----------------                --------------
     Donald N. Smith                5,839,557                       942,782

     The results of the voting to approve the appointment of Arthur Andersen LLP to audit the accounts of the Company and its subsidiaries for 2000 are as follows:

          For                         Against                          Abstain
          ---                         -------                          -------
       6,747,888                      27,301                            7,150

     There were no matters voted upon at the Company's annual meeting to which broker non-votes applied.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1  Financial Data Schedule

(b) No report on Form 8-K was filed during the three months and six months ended July 2, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FRIENDLY ICE CREAM CORPORATION

                         By:  By:  /s/  Paul J. Kelley
                                   --------------------
                              Name:  Paul J. Kelley
                              Title: Senior Vice President,
                              Chief Financial Officer, Treasurer and
                              Assistant Clerk