Form 10-Q
period 2000-10-01
FRIENDLY ICE CREAM CORP
filed 2000-11-09
CIK 39135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2000

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

            CLASS                             OUTSTANDING AT NOVEMBER 9, 2000

 Common Stock, $.01 par value                         7,405,107 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                                       October 1,       January 2,
                                                                                         2000             2000
                                                                                         ----             ----
                                                                                      (unaudited)
                                          ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                             $9,020          $12,062
    Restricted cash                                                                        2,788            2,066
    Accounts receivable, net                                                               5,864            3,924
    Inventories                                                                           13,530           11,352
    Deferred income taxes                                                                  5,657            5,657
    Prepaid expenses and other current assets                                              3,037            6,298
                                                                                        --------         --------
TOTAL CURRENT ASSETS                                                                      39,896           41,359

PROPERTY AND EQUIPMENT, net                                                              235,938          289,839

INTANGIBLES AND DEFERRED COSTS, net                                                       22,126           23,613

OTHER ASSETS                                                                               1,788            1,559
                                                                                        --------         --------

TOTAL ASSETS                                                                            $299,748         $356,370
                                                                                        ========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current maturities of long-term debt                                                 $16,512          $13,673
    Current maturities of capital lease and finance obligations                            2,075            1,688
    Accounts payable                                                                      26,652           26,073
    Accrued salaries and benefits                                                         12,200           13,889
    Accrued interest payable                                                               8,578            4,006
    Insurance reserves                                                                     7,945            9,748
    Restructuring reserve                                                                  6,865                -
    Other accrued expenses                                                                14,590           20,106
                                                                                        --------         --------
TOTAL CURRENT LIABILITIES                                                                 95,417           89,183
                                                                                        --------         --------

DEFERRED INCOME TAXES                                                                     12,957           29,747
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities                             8,362            7,913
LONG-TERM DEBT, less current maturities                                                  261,915          292,432
OTHER LONG-TERM LIABILITIES                                                               22,632           26,800

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                                                              74               75
    Preferred stock                                                                            -                -
    Additional paid-in capital                                                           138,889          138,459
    Accumulated deficit                                                                 (240,498)        (228,239)
                                                                                        --------         --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                    (101,535)         (89,705)
                                                                                        --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                    $299,748         $356,370
                                                                                        ========         ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                    For the Three Months Ended      For the Nine Months Ended
                                                                   -----------------------------   ----------------------------
                                                                   October 1,      September 26,   October 1,     September 26,
                                                                      2000             1999            2000            1999
                                                                      ----             ----            ----            ----
REVENUES (Note 5)                                                   $161,841          $192,087      $465,261          $513,859

COSTS AND EXPENSES:
    Cost of sales                                                     54,080            56,403       149,146           150,812
    Labor and benefits                                                47,822            62,364       145,397           171,687
    Operating expenses                                                32,437            38,969        95,197           106,677
    General and administrative expenses                                9,016            11,374        30,770            34,018
    Relocation of manufacturing and distribution facility                  -                 -             -               800
    Restructuring costs                                                    -                 -        12,056                 -
    Write-downs of property and equipment                                664               140        19,024               729
    Depreciation and amortization                                      7,426             8,914        23,166            25,709
Loss (gain) on franchise sales of restaurant operations
    and properties                                                        95            (1,594)       (1,923)           (2,507)
Gains on sales of other property and equipment                          (964)             (131)       (2,018)             (468)
                                                                    --------          --------       -------          --------

OPERATING INCOME (LOSS)                                               11,265            15,648        (5,554)           26,402

Interest expense, net                                                  7,594             8,242        23,495            24,879
Recovery of write-down of joint venture                                    -                 -             -             (896)
                                                                    --------          --------       -------          --------

INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT
FROM INCOME TAXES AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                         3,671             7,406       (29,049)            2,419

(Provision for) benefit from income taxes                               (425)           (2,233)       16,790              (188)
                                                                    --------          --------       -------          --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                         3,246             5,173       (12,259)            2,231

Cumulative effect of change in accounting
principle, net of income tax
benefit of $222                                                            -                 -             -              (319)
                                                                    --------          --------       -------          --------
NET INCOME (LOSS)                                                     $3,246            $5,173      $(12,259)          $ 1,912
                                                                    ========          ========      ========          ========

BASIC NET INCOME (LOSS) PER SHARE:
    Income (loss) before cumulative effect of
    change in accounting principle                                     $0.44             $0.69        $(1.65)            $0.30
    Cumulative effect of change in accounting
    principle, net of income tax benefit                                   -                 -             -             (0.04)
                                                                    --------          --------       -------          --------
    Net income (loss)                                                  $0.44             $0.69        $(1.65)           $ 0.26
                                                                    ========          ========      ========          ========


DILUTED NET INCOME (LOSS) PER SHARE:
    Income (loss) before cumulative effect of
    change in accounting principle                                     $0.44             $0.69        $(1.65)            $0.29
    Cumulative effect of change in accounting
    principle, net of income tax benefit                                   -                 -             -             (0.04)
                                                                    --------          --------       -------          --------
    Net income (loss)                                                  $0.44             $0.69        $(1.65)           $ 0.25
                                                                    ========          ========      ========          ========

WEIGHTED AVERAGE SHARES:
    Basic                                                              7,409             7,495         7,439             7,490
                                                                    ========          ========      ========          ========
    Diluted                                                            7,437             7,524         7,439             7,504
                                                                    ========          ========      ========          ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                    For the Nine Months Ended
                                                                                   ----------------------------
                                                                                   October 1,     September 26,
                                                                                      2000            1999
                                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                               $(12,259)          $1,912
    Adjustments to reconcile net (loss) income to net cash
          provided by operating activities:
       Cumulative effect of change in accounting principle                                 -              319
       Stock compensation expense                                                        429              518
       Relocation of manufacturing and distribution facility                               -              800
       Depreciation and amortization                                                  23,166           25,709
       Write-downs of property and equipment                                          19,024              729
       Deferred income tax (benefit) expense                                         (16,790)             188
       Gain on asset dispositions                                                     (3,245)          (1,855)
       Non-cash recovery of write-down of joint venture                                    -              (69)
       Changes in operating assets and liabilities:
          Accounts receivable                                                         (1,940)             728
          Inventories                                                                 (2,178)          (1,629)
          Other assets                                                                 2,651             (915)
          Accounts payable                                                               579            9,989
          Accrued expenses and other long-term liabilities                            (1,739)          (1,838)
                                                                                    --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              7,698           34,586
                                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                              (12,807)         (36,828)
    Proceeds from sales of property and equipment                                     31,089           11,639
    Proceeds from sale of joint venture                                                    -            1,150
                                                                                    --------         --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   18,282          (24,039)
                                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                          74,000           72,000
    Repayments of debt                                                              (101,678)         (74,678)
    Repayments of capital lease and finance obligations                               (1,344)          (1,284)
                                                                                    --------         --------
NET CASH USED IN FINANCING ACTIVITIES                                                (29,022)          (3,962)
                                                                                    --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    -               (2)
                                                                                    --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (3,042)           6,583

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        12,062           11,091
                                                                                    --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $9,020          $17,674
                                                                                    ========         ========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
    Interest                                                                         $18,101          $18,671
    Income taxes                                                                          62                9
Capital lease obligations incurred                                                     2,891                -
Capital lease obligations terminated                                                     711                -
Notes received from sales of property and equipment                                      577                -


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)

                                   (Unaudited)
                                 (In thousands)

                                                  For the Three Months Ended        For the Nine Months Ended
                                                 -----------------------------     ---------------------------
                                                 October 1,      September 26,     October 1,    September 26,
                                                    2000              1999            2000            1999
                                                    ----              ----            ----            ----

NET INCOME (LOSS)                                    $3,246            $5,173       $(12,259)          $1,912

OTHER COMPREHENSIVE (LOSS), NET OF TAX:
    Currency translation effects                          -                 -              -               (2)
                                                    -------           -------      ---------          -------
OTHER COMPREHENSIVE (LOSS)                                -                 -              -               (2)
                                                    -------           -------      ---------          -------

COMPREHENSIVE INCOME (LOSS)                          $3,246            $5,173       $(12,259)          $1,910
                                                    =======           =======      =========          =======





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. BASIS OF PRESENTATION

         INTERIM FINANCIAL INFORMATION -

         The accompanying financial statements as of October 1, 2000 and for the third quarter and nine months ended October 1, 2000 and September 26, 1999 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive income (loss) of Friendly Ice Cream Corporation ("FICC") and subsidiaries (unless the context indicates otherwise, collectively, the "Company"). Such adjustments consist solely of normal recurring accruals. Operating results for the three and nine month periods ended October 1, 2000 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company's business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company's Consolidated Financial Statements, including the notes thereto, which are contained in the 1999 Annual Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements.

         INVENTORIES -

         Inventories are stated at the lower of first-in, first-out cost or market. Inventories as of October 1, 2000 and January 2, 2000 were as follows (in thousands):

                                  October 1,                January 2,
                                        2000                      2000
                                        ----                      ----
Raw materials                           $864                      $354
Goods in process                         260                       126
Finished goods                        12,406                    10,872
                                      ------                    ------
Total                                $13,530                   $11,352
                                     =======                   =======

2.  EARNINGS PER SHARE

         Basic net income (loss) per share is calculated by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing earnings available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock equivalents which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive was 21,833 for the nine months ended October 1, 2000.

      Presented below is the reconciliation between basic and diluted weighted average shares for the three months and nine months ended October 1, 2000 and September 26, 1999 (in thousands):

                                                                     For the Three Months Ended
                                                                     --------------------------
                                                         Basic                                          Diluted
                                                         -----                                          -------
                                       October 1, 2000         September 26, 1999        October 1, 2000      September 26, 1999
                                       ---------------         ------------------        ---------------      ------------------
Weighted average number of
common shares outstanding during
the period                                  7,409                       7,495                 7,409                  7,495
Adjustments:
Assumed exercise of stock options               -                           -                    28                     29
                                          -------                   ---------              --------                -------
Weighted average number of
shares outstanding                          7,409                       7,495                 7,437                  7,524
                                          =======                   =========              ========                =======

               FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

                                                                      For the Nine Months Ended
                                                                      -------------------------
                                                         Basic                                          Diluted
                                                         -----                                          -------
                                       October 1, 2000         September 26, 1999        October 1, 2000      September 26, 1999
                                       ---------------         ------------------        ---------------      ------------------
Weighted average number of
common shares outstanding during
the period                                  7,439                       7,490                 7,439                  7,490
Adjustments:
Assumed exercise of stock options               -                           -                     -                     14
                                          -------                    --------               -------               --------
Weighted average number of
shares outstanding                          7,439                       7,490                 7,439                  7,504
                                          =======                    ========               =======               ========


3.  RESTAURANT PREOPENING COSTS

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets and was effective for fiscal years beginning after December 15, 1998. In accordance with this Statement, on December 28, 1998 the Company expensed previously deferred restaurant preopening costs of approximately $541,000. This transaction has been reflected as a cumulative effect of a change in accounting principle of $319,000, net of the income tax benefit of $222,000, in the accompanying condensed consolidated financial statements for the nine months ended September 26, 1999.

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

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (as disclosed on the Annual Report on Form 10-K) except that the financial results for the foodservice operating segment, prior to intersegment eliminations, have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally reviews financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating segment income
(loss) before income taxes and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


4. SEGMENT REPORTING (CONTINUED)

         EBITDA represents net income (loss) before (i) cumulative effect of change in accounting principle, net of income taxes, (ii) (provision for) benefit from income taxes, (iii) recovery of write-down of joint venture, (iv) interest expense, net, (v) depreciation and amortization and (vi) write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries. The Company has included information concerning EBITDA in this Form 10-Q because it believes that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company's operating performance.

                                                   For the Three Months Ended               For the Nine Months Ended
                                                  -------------------------------          --------------------------------
                                                  October 1,        September 26,          October 1,         September 26,
                                                     2000                1999                 2000                1999
                                                     ----                ----                 ----                ----
                                                                               (in thousands)
Revenues:
     Restaurant                                     $137,462             $173,143            $399,685             $464,257
     Foodservice (product sales to
       franchisees, retail and institutional)         65,500               69,968             183,438              185,156
     Franchise                                         1,764                1,331               5,806                3,799
     International                                         -                    -                   -                   23
                                                   ---------            ---------           ---------            ---------
       Total                                        $204,726             $244,442            $588,929             $653,235
                                                   =========            =========           =========            =========

Intersegment revenues:
     Restaurant                                       $    -               $    -              $    -               $    -
     Foodservice  (product sales to
     franchisees, retail and institutional)          (42,885)             (52,355)           (123,668)            (139,376)
     Franchise                                             -                    -                   -                    -
     International                                         -                    -                   -                    -
                                                   ---------            ---------           ---------            ---------
       Total                                        $(42,885)            $(52,355)          $(123,668)           $(139,376)
                                                   =========            =========           =========            =========

External revenues:
     Restaurant                                     $137,462             $173,143            $399,685             $464,257
     Foodservice  (product sales to
     franchisees, retail and institutional)           22,615               17,613              59,770               45,780
     Franchise                                         1,764                1,331               5,806                3,799
     International                                         -                    -                   -                   23
                                                   ---------            ---------           ---------            ---------
       Total                                        $161,841             $192,087            $465,261             $513,859
                                                   =========            =========           =========            =========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4. SEGMENT REPORTING (CONTINUED)

                                                      For the Three Months Ended               For the Nine Months Ended
                                                  -------------------------------          --------------------------------
                                                  October 1,        September 26,          October 1,         September 26,
                                                     2000                1999                 2000                1999
                                                     ----                ----                 ----                ----
                                                                               (in thousands)
EBITDA:
     Restaurant                                      $16,814              $21,327             $30,270              $49,272
     Foodservice (product sales to
     franchisees, retail and institutional)            6,406                9,832              18,980               21,400
     Franchise                                           739                  750               2,445                2,016
     International                                         -                  (27)                 (1)                 (81)
     Corporate                                        (4,462)              (6,999)            (14,629)             (19,249)
                                                   ---------            ---------           ---------            ---------
       Total                                         $19,497              $24,883             $37,065              $53,358
                                                   =========            =========           =========            =========

Interest expense, net                                 $7,594               $8,242             $23,495              $24,879
                                                   =========            =========           =========            =========

Recovery of write-down of joint venture                 $  -              $     -               $   -                $(896)
                                                   =========            =========           =========            =========

Income (loss) before (provision for)
benefit from income taxes and cumulative
effect of change in accounting principle:
     Restaurant*                                     $11,098              $14,543             $(4,736)             $29,217
     Foodservice (product sales to
       franchisees, retail and  institutional)         5,581                8,992              16,440               18,761
     Franchise                                           649                  612               2,172                1,549
     International                                         -                  (27)                 (1)                 815
     Corporate                                       (13,657)             (16,714)            (42,924)             (47,923)
                                                   ---------            ---------           ---------            ---------
       Total                                          $3,671               $7,406            $(29,049)              $2,419
                                                   =========            =========           =========            =========

Depreciation and amortization:
     Restaurant                                       $5,052               $6,644             $15,982              $19,326
     Foodservice (retail and institutional)              825                  840               2,540                2,639
     Franchise                                            90                  138                 273                  467
     Corporate                                         1,459                1,292               4,371                3,277
                                                   ---------            ---------           ---------            ---------
       Total                                          $7,426               $8,914             $23,166              $25,709
                                                   =========            =========           =========            =========

Capital expenditures, including capitalized leases:
     Restaurant                                       $5,824               $9,103             $12,662              $31,101
     Foodservice (retail and institutional)               44                  942               1,841                3,856
     Corporate                                           659                  467               1,195                1,871
                                                   ---------            ---------           ---------            ---------
       Total                                          $6,527              $10,512             $15,698              $36,828
                                                   =========            =========           =========            =========


                                                                                            October 1,           January 2,
Identifiable assets:                                                                           2000                 2000
                                                                                               ----                 ----
     Restaurant                                                                              $209,761             $265,062
     Foodservice (retail and institutional)                                                    36,333               29,625
     Franchise                                                                                  4,613                3,935
     International                                                                                  -                   28
     Corporate                                                                                 49,041               57,720
                                                                                            ---------            ---------
       Total                                                                                 $299,748             $356,370
                                                                                            =========            =========


* Includes restructuring costs of $12.1 million and the write-downs of property and equipment of $19.0 million recorded during the nine months ended October 1, 2000.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5. NEW ACCOUNTING PRONOUNCEMENTS

         In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives," which provides guidance on the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company adopted EITF No. 00-14 on July 3, 2000. As a result, the Company has reclassified certain retail selling expenses against retail revenue for all periods presented.

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

                                                          Costs paid for the
                                                          Nine Months Ended          Accrued as of
                                               Expense     October 1, 2000         October 1, 2000
                                               -------     ---------------         ---------------
Severance pay                                   $1,503       $(1,331)                      $172
Rent                                             5,490        (1,578)                     3,912
Utilities and real estate taxes                  1,632          (786)                       846
Demarking                                          760          (338)                       422
Lease termination costs                            718             -                        718
Environmental costs                                404            (6)                       398
Inventory                                          111           (99)                        12
Equipment                                          727          (727)                         -
Outplacement services                              160          (112)                        48
Other                                              551          (214)                       337
                                               -------       -------                     ------

       Total                                   $12,056       $(5,191)                    $6,865
                                               =======       ========                    ======


      The write-down of property and equipment consisted of $7.8 million for the 81 locations closed at the end of March 2000 and $9.2 million for the 70 locations which will be disposed of over the next 24 months. As of October 1, 2000, the Company has sold 37 of the 151 restructuring properties, of which 30 were included in the 81 restaurants which were closed in March 2000. In addition, the Company has terminated its lease obligations at 24 restructuring properties, of which 20 were included in the list of 81 restaurants which were closed in March 2000. At October 1, 2000, the carrying value of the remaining 90 properties to be disposed of was $8.6 million and is reflected in the condensed consolidated balance sheets as property and equipment, net. As a result of the sales of closed properties from the restructuring, the Company recognized gains of approximately $1.0 million and $2.0 million for the three and nine months ended October 1, 2000. Based on information currently available, management believes that the restructuring reserve as of October 1, 2000 is adequate and not excessive and the carrying value of the remaining 90 properties to be disposed of as of October 1, 2000 is realizable.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


7. DEBT

         The Company's credit facility was amended on September 28, 2000. The Consolidated leverage ratio was increased from 4.20 to 4.70 and the Consolidated interest coverage ratio was reduced from 1.70 to 1.50. The cost of the amendment was approximately $150,000.

8. SUBSEQUENT EVENT

         On October 2, 2000, the Company entered into an agreement granting Kessler Family LLC ("Kessler"), an existing franchisee, non-exclusive rights to operate and develop Friendly's full-service restaurants in the franchising region of Elmira, Binghamton, Utica and Watertown, New York (the "Second Kessler Agreement"). Pursuant to the Second Kessler Agreement, Kessler purchased certain assets and rights in 12 existing Friendly's restaurants and has an option to open an additional eight restaurants over the next six years. Gross proceeds from the sale were approximately $8,100,000, of which $370,000 was for franchise fees for the initial 12 restaurants. The $370,000 will be recorded as revenue in the year ending December 31, 2000. The Company will recognize a gain of approximately $3,600,000 related to the sale of the assets for the 12 existing franchised locations in the fourth quarter of fiscal 2000.

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         FICC's obligation related to the $200 million Senior Notes is guaranteed fully and unconditionally by one of FICC's wholly-owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc., Friendly Holding (UK) Limited, Friendly Ice Cream (UK) Limited and Restaurant Insurance Corporation (collectively, the "Non-guarantor Subsidiaries"). Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of October 1, 2000 and September 26, 1999, and for the periods ended October 1, 2000 and September 26, 1999, are not presented because management has determined that such information is not material to investors.

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

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF OCTOBER 1, 2000
                                   (Unaudited)
                                 (In thousands)

                                                   Parent        Guarantor      Non-guarantor
                                                   Company       Subsidiary      Subsidiaries     Eliminations      Consolidated
                                                  ---------      ----------     -------------     ------------      ------------
                  Assets
Current assets:
    Cash and cash equivalents                        $8,218           $11              $791           $   -              $9,020
    Restricted cash                                       -             -             2,788               -               2,788
    Accounts receivable, net                          5,368           496                 -               -               5,864
    Inventories                                      13,530             -                 -               -              13,530
    Deferred income taxes                             5,471            12                 -             174               5,657
    Prepaid expenses and other current
    assets                                            7,867           582             4,021          (9,433)              3,037
                                                  ---------        ------           -------        --------            --------
Total current assets                                 40,454         1,101             7,600          (9,259)             39,896

Deferred income taxes                                     -           903             1,333          (2,236)                  -
Property and equipment, net                         235,938             -                 -                -            235,938
Intangibles and deferred costs, net                  22,126             -                 -                -             22,126
Investments in subsidiaries                           3,149             -                 -          (3,149)                  -
Other assets                                            874         3,977             5,729          (8,792)              1,788
                                                  ---------        ------           -------        --------            --------

Total assets                                       $302,541        $5,981           $14,662        $(23,436)           $299,748
                                                  =========        ======           =======        =========           ========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Current maturities of long-term
    obligations                                     $22,587          $  -             $   -         $(4,000)            $18,587
    Deferred income taxes                                 -             -                 1              (1)                  -
    Accounts payable                                 26,652             -                 -                -             26,652
    Accrued expenses                                 46,510           867             8,234          (5,433)             50,178
                                                     ------           ---             -----          -------             ------
Total current liabilities                            95,749           867             8,235          (9,434)             95,417

Deferred income taxes                                15,018             -                 -          (2,061)             12,957
Long-term obligations, less current
maturities                                          275,091             -                 -          (4,814)            270,277
Other long-term liabilities                          18,218         2,481             5,911          (3,978)             22,632
Stockholders' equity (deficit)                     (101,535)        2,633               516          (3,149)           (101,535)
                                                  ---------         -----               ---          -------           ---------
Total liabilities and stockholders'
equity (deficit)                                   $302,541        $5,981           $14,662        $(23,436)           $299,748
                                                  =========        ======           =======        =========           ========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED OCTOBER 1, 2000
                                   (Unaudited)
                                 (In thousands)

                                                   Parent          Guarantor         Non-guarantor
                                                   Company         Subsidiary         Subsidiaries     Eliminations     Consolidated
                                                   -------         ----------        -------------     ------------     ------------
Revenues                                           $160,511         $1,330              $   -            $   -           $161,841
Costs and expenses:
    Cost of sales                                    54,080              -                  -                -             54,080
    Labor and benefits                               47,822              -                  -                -             47,822
    Operating  expenses and  write-downs  of
    property and equipment                           33,145              -                (44)               -             33,101
    General and administrative expenses               7,336          1,680                  -                -              9,016
    Depreciation and amortization                     7,426              -                  -                -              7,426
Loss on sales of restaurant  operations  and
properties                                               95              -                  -                -                 95
Gains  on  sales  of  other   property   and
equipment                                              (964)             -                  -                -               (964)
Interest expense (income)                             7,768              -               (174)               -              7,594
                                                     ------         ------               ----              ---             ------

Income (loss) before (provision for)
benefit from income taxes and equity in net
loss of consolidated subsidiaries                     3,803           (350)               218                 -              3,671

(Provision for) benefit from income taxes
                                                       (493)           144                (76)                -               (425)
                                                     ------         ------               ----              ---             ------

Income (loss) before equity in net loss of
consolidated subsidiaries                             3,310           (206)               142                 -              3,246

Equity in net loss of consolidated
subsidiaries                                            (64)             -                  -               64                  -
                                                     ------         ------               ----              ---             ------

Net income (loss)                                    $3,246         $ (206)              $142              $64             $3,246
                                                     ======         ======               ====              ===             ======

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED OCTOBER 1, 2000
                                   (Unaudited)
                                 (In thousands)

                                                Parent         Guarantor      Non-guarantor
                                                Company        Subsidiary      Subsidiaries     Eliminations          Consolidated
                                                -------        ----------     -------------     ------------          ------------
Revenues                                       $460,751          $4,510      $        -          $      -               $465,261
Costs and expenses:
    Cost of sales                               149,146               -               -                 -                149,146
    Labor and benefits                          145,397               -               -                 -                145,397
    Operating expenses and write-downs of
    property and equipment                      114,380               -            (159)                -                114,221
    General and administrative expenses          27,819           2,951               -                 -                 30,770
    Restructuring costs                          12,056               -               -                 -                 12,056
    Depreciation and amortization                23,166               -               -                 -                 23,166
Gain on sales of restaurant operations
and properties                                   (1,923)              -               -                 -                 (1,923)
Gains  on  sales  of  other  property  and
equipment                                        (2,018)              -               -                 -                 (2,018)
Interest expense (income)                        24,014               -            (519)                -                 23,495
                                              ---------        --------        --------           -------               --------

(Loss) income before benefit from (provision
for) income taxes and equity in net
income of consolidated subsidiaries             (31,286)          1,559             678                 -                (29,049)

Benefit from (provision for) income taxes        17,666            (639)           (237)                -                 16,790
                                              ---------        --------        --------           -------               --------

(Loss) income before  equity in net
income of consolidated subsidiaries             (13,620)            920             441                 -                (12,259)

Equity in net income of consolidated
subsidiaries                                      1,361               -               -            (1,361)                     -
                                              ---------        --------        --------           -------               --------
Net (loss) income                              $(12,259)           $920            $441           $(1,361)              $(12,259)
                                              =========        ========        ========           =======               ========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED OCTOBER 1, 2000
                                   (Unaudited)
                                 (In thousands)

                                                Parent         Guarantor      Non-guarantor
                                                Company        Subsidiary      Subsidiaries     Eliminations      Consolidated
                                                -------        ----------     -------------     ------------      ------------
Net cash provided by (used in) operating
activities                                      $9,284            $(3)           $(1,583)            $   -           $7,698
                                             ---------          ------           --------            -----        ---------

Cash flows from investing activities:
     Purchases of property and equipment       (12,807)             -                  -                 -          (12,807)

     Proceeds from sales of property and
     equipment                                  31,089              -                  -                 -           31,089
                                             ---------          ------           --------            -----        ---------
Net cash provided by investing activities       18,282              -                  -                 -           18,282
                                             ---------          ------           --------            -----        ---------

Cash flows from financing activities:
   Proceeds from borrowings                     74,000              -                  -                 -           74,000
   Repayments of obligations                  (103,022)             -                  -                 -         (103,022)
                                             ---------          ------           --------            -----        ---------
Net cash used in financing activities          (29,022)             -                  -                 -          (29,022)
                                             ---------          ------           --------            -----        ---------

Net decrease in cash and cash equivalents       (1,456)            (3)            (1,583)                -           (3,042)

Cash and cash  equivalents,  beginning  of
period                                           9,674             14              2,374                 -           12,062
                                             ---------          ------           --------            -----        ---------

Cash and cash equivalents, end of period        $8,218            $11               $791              $  -           $9,020
                                             =========          ======           ========            =====        =========

Supplemental disclosures:
   Cash paid (received) for:
      Interest                                 $18,805            $ -              $(704)             $  -          $18,101
      Income taxes                              (1,075)           891                246                 -               62
   Capital lease obligations incurred            2,891              -                  -                 -            2,891
   Capital lease obligations terminated            711              -                  -                 -              711
   Notes received from sales of property
   and equipment                                   577              -                  -                 -              577

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JANUARY 2, 2000
                                 (In thousands)

                                                  Parent      Guarantor      Non-guarantor
                                                  Company     Subsidiary      Subsidiaries       Eliminations      Consolidated
                                                  -------     ----------     -------------       ------------      ------------
                   Assets
Current assets:
   Cash and cash equivalents                       $9,674            $14            $2,374                $-           $12,062
   Restricted cash                                      -              -             2,066                 -             2,066
   Accounts receivable, net                         3,678            256                 -               (10)            3,924
   Inventories                                     11,352              -                 -                 -            11,352
   Deferred income taxes                            5,471             12                 -               174             5,657
   Prepaid expenses and other current
     assets                                         9,085            834             6,455           (10,076)            6,298
                                                 --------         ------           -------          ---------         --------
Total current assets                               39,260          1,116            10,895            (9,912)           41,359
Deferred income taxes                                   -            903             1,333            (2,236)                -
Property and equipment, net                       289,839              -                 -                 -           289,839
Intangible assets and deferred costs, net          23,613              -                 -                 -            23,613
Investments in subsidiaries                         1,788              -                 -            (1,788)                -
Other assets                                          644          3,100             5,729            (7,914)            1,559
                                                      ---          -----             -----            -------            -----
Total assets                                     $355,144         $5,119           $17,957          $(21,850)         $356,370
                                                 ========         ======           =======          =========         ========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Current maturities of long-term
   obligations                                    $19,361            $ -               $ -           $(4,000)          $15,361
   Accounts payable                                26,073              -                 -                  -           26,073
   Deferred income taxes                                -              -                 1                (1)                -
   Accrued expenses                                45,037            963            10,508            (8,759)           47,749
                                                 --------         ------           -------          ---------         --------
Total current liabilities                          90,471            963            10,509           (12,760)           89,183
Deferred income taxes                              31,808              -                 -            (2,061)           29,747
Long-term obligations, less current
maturities                                        305,159              -                 -            (4,814)          300,345
Other liabilities                                  17,411          2,444             7,372              (427)           26,800
Stockholders' equity (deficit)                   (89,705)          1,712                76            (1,788)          (89,705)
                                                 --------         ------           -------          ---------          --------
Total liabilities and stockholders' equity
(deficit)                                        $355,144         $5,119           $17,957          $(21,850)         $356,370
                                                 ========         ======           =======          =========         ========


                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 26, 1999
                                   (Unaudited)
                                  (In thousands)

                                                  Parent        Guarantor        Non-guarantor
                                                  Company       Subsidiary        Subsidiaries     Eliminations      Consolidated
                                                  -------       ----------       -------------     ------------      ------------
Revenues                                         $191,363             $723                $  1           $    -          $192,087
Costs and expenses:
    Cost of sales                                  56,402                -                   1                -            56,403
    Labor and benefits                             62,364                -                   -                -            62,364
    Operating  expenses and  write-downs  of
    property and equipment                         39,162                -                 (53)               -            39,109
    General and administrative expenses            10,957              423                  (6)               -            11,374
    Depreciation and amortization                   8,914                -                   -                -             8,914
Gain on sales of restaurant  operations  and
properties                                         (1,594)               -                   -                -            (1,594)
Gains  on  sales  of  other   property   and
equipment                                            (131)               -                   -                -              (131)
Interest expense (income)                           8,427                -                (185)               -             8,242
                                                 --------             ----                ----             ----           -------
Income before provision for income taxes
and equity in net income of consolidated
subsidiaries                                        6,862              300                 244                -             7,406
Provision for income taxes                         (2,026)            (124)                (83)               -            (2,233)
                                                 --------             ----                ----             ----           -------
Income before equity in net income of
consolidated subsidiaries                           4,836              176                 161                -             5,173

Equity in net income of consolidated
subsidiaries                                          337                -                   -             (337)                -
                                                 --------             ----                ----             ----           -------
Net income                                       $  5,173             $176                $161            $(337)          $ 5,173
                                                 ========             ====                ====             ====           =======


                    FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1999
                                    (Unaudited)
                                   (In thousands)

                                                  Parent        Guarantor        Non-guarantor
                                                  Company       Subsidiary        Subsidiaries     Eliminations      Consolidated
                                                  -------       ----------       -------------     ------------      ------------
Revenues                                         $511,852          $ 1,983               $  24              $ -          $513,859
Costs and expenses:
    Cost of sales                                 150,794                -                  18                -           150,812
    Labor and benefits                            171,687                -                   -                -           171,687
    Operating expenses and write-downs of
    property and equipment                        108,361                -                (155)               -           108,206
    General and administrative expenses            32,806            1,279                 (67)               -            34,018
    Depreciation and amortization                  25,709                -                   -                -            25,709
Gain on sales of restaurant operations
and properties                                     (2,507)               -                   -                -            (2,507)
Gains  on  sales  of  other  property  and
equipment                                            (468)               -                   -                -              (468)
Interest expense (income)                          25,427                -                (548)               -            24,879
Recovery of write-down of joint venture              (896)               -                   -                -              (896)
                                                 --------          -------                ----            -----          ---------
Income before benefit from (provision for)
income taxes, cumulative effect of
change in accounting principle and equity
in net income of consolidated subsidiaries            939              704                 776                -             2,419

Benefit from (provision for) income taxes             346             (289)               (245)               -              (188)
                                                 --------          -------                ----            -----          ---------

Income before cumulative effect of change
in accounting principle and equity in net
income of consolidated subsidiaries                 1,285              415                 531                -             2,231

Cumulative effect of change in accounting
principle                                            (319)               -                   -                -              (319)
                                                 --------          -------                ----            -----          ---------

Income before equity in net income of
consolidated subsidiaries                             966              415                 531                -             1,912

Equity in net income of consolidated
subsidiaries                                          946                -                   -            (946)                 -
                                                 --------          -------                ----            -----          ---------

Net income                                       $  1,912             $415                $531            $(946)          $ 1,912
                                                 ========          =======                ====            =====          =========


                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1999
                                  (Unaudited)
                                 (In thousands)

                                                  Parent        Guarantor        Non-guarantor
                                                  Company       Subsidiary        Subsidiaries     Eliminations      Consolidated
                                                  -------       ----------       -------------     ------------      ------------
Net cash provided by (used in) operating
activities                                        $34,285             $(32)               $333               $-           $34,586
                                                  -------            -----                ----              ---           -------

Cash flows from investing activities:
     Purchases of property and equipment          (36,828)               -                   -                 -          (36,828)
     Proceeds from sales of property and
     equipment                                     11,639                -                   -                 -           11,639
     Proceeds from sale of joint venture            1,150                -                   -                 -            1,150
                                                  -------            -----                ----              ---           -------
Net cash used in investing activities             (24,039)               -                   -                 -          (24,039)
                                                  -------            -----                ----              ---           -------

Cash flows from financing activities:
   Proceeds from borrowings                        72,000                -                   -                 -           72,000
   Repayments of obligations                      (75,962)               -                   -                 -          (75,962)
                                                  -------            -----                ----              ---           -------
Net cash used in financing activities              (3,962)               -                   -                 -           (3,962)
                                                  -------            -----                ----              ---           -------

Effect of exchange rate changes on cash                 -                -                  (2)                -               (2)
                                                  -------            -----                ----              ---           -------

Net increase  (decrease)  in cash and cash
equivalents                                         6,284              (32)                331                 -            6,583

Cash and cash  equivalents,  beginning  of
period                                              9,180               53               1,858                 -           11,091
                                                  -------            -----               -----              ---           -------

Cash and cash equivalents, end of period          $15,464            $  21              $2,189                $-          $17,674
                                                  =======            =====              ======              ===           =======

Supplemental disclosures:
Cash paid (received) for:
   Interest                                       $19,034            $   -               $(363)               $-          $18,671
   Income taxes                                        12              212                (215)                -                9


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

         OVERVIEW

         As of October 1, 2000, the Company owns and operates 471 (of which 90 restaurants are held for disposition) restaurants, franchises 108 restaurants and 7 cafes and manufactures and distributes a full line of frozen dessert products. These products are distributed to Friendly's restaurants and through more than 3,500 supermarkets and other retail locations in 17 states. The restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

         RESULTS OF OPERATIONS

         The operating results of the Company expressed as a percentage of total revenues are set forth below:

                                                    (Unaudited)


                                                               FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                               --------------------------      -------------------------
                                                              October 1,     September 26,    October 1,    September 26,
                                                                 2000             1999           2000           1999
                                                                 ----             ----           ----           ----
Revenues:
    Restaurant                                                    84.9%          90.1%             85.9%        90.3%
    Foodservice (product sales to franchisees, retail and
    institutional)                                                14.0            9.2              12.9          8.9
    Franchise                                                      1.1            0.7               1.2          0.8
                                                                 ------         ------            -----        -----
Total revenues                                                   100.0          100.0             100.0        100.0
                                                                 ------         ------            -----        -----

Costs and expenses:
    Cost of sales                                                 33.4           29.4             32.0         29.3
    Labor and benefits                                            29.6           32.5             31.3         33.4
    Operating expenses                                            20.0           20.3             20.5         20.8
    General and administrative expenses                            5.6            5.9              6.6          6.6
    Relocation of manufacturing and distribution facility          -              -                -            0.2
    Restructuring costs                                            -              -                2.6           -
    Write-downs of property and equipment                          0.4            0.1              4.1          0.1
    Depreciation and amortization                                  4.6            4.6              5.0          5.0
Loss (gain) on sales of restaurant operations and
properties                                                         0.1           (0.8)            (0.4)        (0.5)
Gains on sales of other property and equipment                    (0.6)          (0.1)            (0.5)        (0.1)
                                                                  -----          -----            -----        -----

Operating income (loss)                                            6.9            8.1             (1.2)         5.2

Interest expense, net                                              4.6            4.3              5.0          4.9
Recovery of write-down of joint venture                            -              -                 -          (0.2)
                                                                 ------         ------           -------     -------

Income (loss) before (provision for) benefit from
 income taxes and cumulative effect
 of change in accounting principle                                 2.3            3.8             (6.2)         0.5
(Provision for) benefit from income taxes                         (0.3)          (1.2)             3.6            -
                                                                  -----         ------           -------     -------

Income (loss) before cumulative effect of change in
 accounting principle                                              2.0            2.6             (2.6)         0.5
Cumulative effect of change in accounting principle, net
 of income tax benefit                                               -              -             -            (0.1)
                                                               --------       --------         ---------       -----
Net income (loss)                                                  2.0%           2.6%            (2.6)%        0.4%
                                                               ========       ========         =========       =====


      REVENUES:

      In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives," which provides guidance on the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company adopted EITF No. 00-14 on July 3, 2000. As a result, the Company has reclassified certain retail selling expenses against retail revenue for all periods presented.

      Total revenues decreased $30.3 million, or 15.8%, to $161.8 million for the third quarter ended October 1, 2000 from $192.1 million for the same quarter in 1999. Restaurant revenues decreased $35.6 million, or 20.6%, to $137.5 million for the third quarter of 2000 from $173.1 million for the same quarter in 1999. Comparable restaurant revenues decreased 6.9%. The closing of 122 restaurants over the past 12 months impacted the decrease in restaurant revenue as the closings accounted for $17.6 million of the decline. The re-franchising of 37 restaurants during fiscal 2000 negatively impacted sales by $10.0 million. Partially offsetting these decreases was the increase in restaurant revenue of $1.3 million for new restaurants open less than 18 months. Foodservice (product sales to franchisees, retail and institutional) and other revenues increased by $5.0 million, or 28.4%, to $22.6 million for the third quarter of 2000 from $17.6 million for the same quarter in 1999. The increase was primarily due to new franchised locations. Franchise revenue increased $0.5 million, or 38.5%, to $1.8 million for the three months ended October 1, 2000 compared to $1.3 million for the three months ended September 26, 1999. The increase is primarily the result of the fact that there are 115 franchise units open at the end of the third quarter ended October 1, 2000 compared to 66 franchise units open at the end of the third quarter ended September 26, 1999.

      Total revenues decreased $48.6 million, or 9.5%, to $465.3 million for the nine months ended October 1, 2000 from $513.9 million for the same period in 1999. Restaurant revenues decreased $64.6 million, or 13.9%, to $399.7 million for the nine months ended October 1, 2000 from $464.3 million for the same period in 1999. Comparable restaurant revenues decreased 2.4%. The closing of 146 restaurants over the past 21 months impacted the decrease in restaurant revenues as the closings accounted for $37.7 million of the decline. The re-franchising of 37 restaurants during fiscal 2000 negatively impacted sales by $25.0 million. Partially offsetting these decreases was the increase in restaurant revenue of $7.9 million for new restaurants open less than 18 months. Foodservice (product sales to franchisees, retail and institutional) and other revenues increased by $14.0 million, or 30.6%, to $59.8 million for the nine months ended October 1, 2000 from $45.8 million for the nine months ended September 26, 1999. The increase was primarily due to an increase in the number of franchised locations. Franchise revenue was $5.8 million for the nine months ended October 1, 2000 compared to $3.8 million for the nine months ended September 26, 1999. The increase is primarily the result of the fact that there are 115 franchise units open at the end of the nine months ended October 1, 2000 compared to 66 franchise units open at the end of the nine months ended September 26, 1999.

      COST OF SALES:

      Cost of sales decreased $2.3 million, or 4.1% to $54.1 million for the third quarter ended October 1, 2000 from $56.4 million for the same quarter in 1999. Cost of sales as a percentage of total revenues increased to 33.4% for the third quarter of 2000 from 29.4% for the third quarter of 1999. The higher food cost as a percentage of total revenues was primarily due to a shift in the sales mix from Company owned restaurant sales to Foodservice sales to franchisees and an increase in retail supermarket sales. Foodservice sales to franchisees have a higher food cost as a percentage of revenue than sales to Company owned restaurants. Additionally, restaurant ice cream sales suffered, as weather in general was more favorable in the 1999 period when compared to 2000.

      Cost of sales decreased $1.7 million, or 1.1%, to $149.1 million for the nine months ended October 1, 2000 from $150.8 million for the same period in 1999. Cost of sales as a percentage of total revenues increased to 32.0% for the nine months in 2000 from 29.3% for the same period in 1999. The higher food cost as a percentage of total revenues was primarily due to a shift in the sales mix from Company owned restaurant sales to Foodservice sales to franchisees and an increase in retail supermarket sales. Foodservice sales to franchisees and retail sales have higher food costs as a percentage of revenue than sales to Company owned restaurants.

      LABOR AND BENEFITS:

      Labor and benefits decreased $14.6 million, or 23.4%, to $47.8 million for the third quarter ended October 1, 2000 from $62.4 million for the same quarter in 1999. Labor and benefits as a percentage of total revenues decreased to 29.6% for the third quarter of 2000 from 32.5% for the same quarter in 1999. The lower labor and benefits as a percentage of total revenues was primarily due to increases in Foodservice sales to franchisees, which do not have any associated restaurant labor and benefits. The closing of 122 lower volume restaurants over the past 12 months also resulted in a decline in restaurant labor as a percentage of total sales. Partially offsetting the decreases were higher group insurance claims per participant in 2000 when compared to 1999.

      Labor and benefits decreased $26.3 million, or 15.3%, to $145.4 million for the nine months ended October 1, 2000 from $171.7 million for the same period in 1999. Labor and benefits as a percentage of total revenues decreased to 31.3% for the nine months of 2000 from 33.4% for the same period in 1999. The lower labor and benefits as a percentage of total revenues was primarily due to increases in Foodservice sales to franchisees and higher retail sales. These sales do not have any associated restaurant labor and benefits. The closing of 146 lower volume restaurants over the past 21 months also resulted in a decline in restaurant labor as a percentage of total sales. Partially offsetting the decreases were higher group insurance claims per participant in 2000 when compared to 1999.

      OPERATING EXPENSES:

      Operating expenses decreased $6.5 million, or 16.7%, to $32.4 million for the third quarter ended October 1, 2000 from $38.9 million for the same quarter in 1999. The decline in the number of operating restaurants reduced restaurant expenses. The growth in Foodservice sales to franchisees also favorably impacted the comparison of operating expenses to revenues as increases in these revenues resulted in only minor increases in operating expenses. Selling expense in support of higher retail sales increased in the 2000 period when compared to 1999. Operating expenses as a percentage of total revenues were 20.0% and 20.3% for the third quarters ended October 1, 2000 and September 26, 1999, respectively.

      Operating expenses decreased $11.5 million, or 10.8%, to $95.2 million for the nine months ended October 1, 2000 from $106.7 million for the same period in 1999. The decline in the number of operating restaurants reduced restaurant expenses. The growth in Foodservice sales to franchisees also favorably impacted the comparison of operating expenses to revenues as increases in these revenues resulted in only minor increases in operating expenses. Offsetting the reduced restaurant expense were higher selling expenses in support of the higher retail sales in the 2000 period when compared to 1999. Operating expenses as a percentage of total revenues were 20.5% and 20.8% for the nine months ended October 1, 2000 and September 26, 1999, respectively.

      GENERAL AND ADMINISTRATIVE EXPENSES:

      General and administrative expenses were $9.0 million for the third quarter ended October 1, 2000 and $11.4 million for the same period in 1999. General and administrative expenses as a percentage of total revenues decreased to 5.6% in the third quarter of 2000 from 5.9% for the same period in 1999. The March 2000 reduction of management/administrative positions associated with the closing of 81 restaurants and the planned closing of 70 additional restaurants benefited the quarter on quarter expenses comparison. Bonus expense was also lower in the current year's quarter. Costs associated with the number of franchised locations increased in the 2000 period when compared to 1999.

      General and administrative expenses were $30.8 million and $34.0 million for the nine months ended October 1, 2000 and September 26, 1999, respectively. General and administrative expenses as a percentage of total revenues was 6.6% for the nine months ended October 1, 2000 and for the same period in 1999. The March 2000 reduction of management/administrative positions associated with the closing of 81 restaurants and the planned closing of 70 additional restaurants benefited the comparison of the current year's costs to the prior year. Bonus expense in the current year was higher than the prior year. Costs associated with the number of franchised locations increased in the 2000 period when compared to 1999.

      EBITDA:

      As a result of the above, EBITDA (EBITDA represents net income (loss) before (i) cumulative effect of change in accounting principle, net of income taxes, (ii) benefit from (provision for) income taxes, (iii) recovery of write-down of joint venture, (iv) interest expense, net, (v) depreciation and amortization and (vi) write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries) decreased $5.4 million, or 21.7%, to $19.5 million for the third quarter ended October 1, 2000 from $24.9 million for the same quarter in 1999. EBITDA as a percentage of total revenues was 12.1% and 12.9% for the third quarters of 2000 and 1999, respectively.

      EBITDA decreased $16.3 million, or 30.5%, to $37.1 million for the nine months ended October 1, 2000 from $53.4 million for the same period in 1999. EBITDA as a percentage of total revenues was 8.0% and 10.4% for the nine months ended October 1, 2000 and September 26, 1999, respectively.

      RESTRUCTURING COSTS:

      Restructuring costs were $12.1 million for the nine months ended October 1, 2000 as a result of the costs associated with the Company's decision to reorganize its restaurant field and headquarters organizations in conjunction with the closing of 81 under-performing restaurants and the planned closing of an additional 70 restaurants over the next 24 months. Included in these costs are severance, rent on closed restaurants until lease termination, utilities and real estate taxes, demarking, lease termination, environmental and other miscellaneous costs.

      WRITE-DOWNS OF PROPERTY AND EQUIPMENT:

      Write-downs of property and equipment were $0.7 million and $0.1 million for the three months ended October 1, 2000 and September 26, 1999, respectively. Write-downs of property and equipment were $19.0 million and $0.7 million for the nine months ended October 1, 2000 and September 26, 1999, respectively. The increase in write-downs is primarily the result of the non-cash write-down of the 81 under-performing restaurants which were closed at the end of March 2000 and the non-cash write-down of an additional 70 restaurants which will be closed over the next 24 months to their estimated net realizable value.

      DEPRECIATION AND AMORTIZATION:

      Depreciation and amortization decreased $1.5 million, or 16.9%, to $7.4 million for the third quarter ended October 1, 2000 from $8.9 million for the same quarter in 1999. Depreciation and amortization as a percentage of total revenues was 4.6% for the third quarter of 2000 and for the same quarter in 1999.

      Depreciation and amortization decreased $2.5 million, or 9.7%, to $23.2 million for the nine months ended October 1, 2000 from $25.7 million for the same period in 1999. Depreciation and amortization as a percentage of total revenues was 5.0% for the nine months ended October 1, 2000 and for the same period in 1999.

      LOSS (GAIN) ON SALES OF RESTAURANT OPERATIONS AND PROPERTIES:

      Loss on sales of restaurant operations and properties for the third quarter ended October 1, 2000 was $0.1 million compared to a gain on sales of restaurant operations and properties of $1.6 million for the third quarter ended September 26, 1999. The decrease was the result of the sale of the land and buildings associated with 13 previously franchised restaurants to the Company's largest franchisee for the third quarter ended September 26, 1999. The gain on sales of restaurant operations and properties for the nine months ended October 1, 2000 was $1.9 million compared to the gain on sales of restaurant operations and properties for the nine months ended September 26, 1999 of $2.5 million. The Company recognized a gain of $1.4 million associated with the sale of 29 restaurants to a franchisee on January 19, 2000. The Company also sold certain assets and rights in eight other restaurants to three additional franchisees resulting in a gain of $0.7 million during the nine months ended October 1, 2000. The gain on the sales of restaurant operations and properties for the nine months ended September 26, 1999 represented the income related to the sale of the equipment and operating rights for three existing restaurants to three franchisees along with the sale of the land and buildings associated with 13 previously franchised restaurants to the Company's largest franchisee. On October 2, 2000, the Company entered into an agreement granting Kessler Family LLC ("Kessler"), an existing franchisee, non-exclusive rights to operate and develop Friendly's full-service restaurants in the franchising region of Elmira, Binghamton, Utica and Watertown, New York (the "Second Kessler Agreement"). Pursuant to the Second Kessler Agreement, Kessler purchased certain assets and rights in 12 existing Friendly's restaurants and has an option to open an additional eight restaurants over the next six years. Gross proceeds from the sale were approximately $8,100,000, of which $370,000 was for franchise fees for the initial 12 restaurants. The $370,000 will be recorded as revenue in the year ending December 31, 2000. The Company will recognize a gain of approximately $3,600,000 related to the sale of the assets for the 12 existing franchised locations in the fourth quarter of fiscal 2000.

      GAINS ON SALES OF OTHER PROPERTY AND EQUIPMENT:

      The gains on sales of other property and equipment were $1.0 million and $0.1 million for the three months ended October 1, 2000 and September 26, 1999, respectively. The gains on sales of other property and equipment were $2.0 million and $0.5 million for the nine months ended October 1, 2000 and September 26, 1999, respectively. The increase in these gains is the result of the Company selling restaurant properties over the course of the year in connection with its restructuring plan.

      INTEREST EXPENSE, NET:

      Interest expense, net of capitalized interest and interest income, decreased by $0.6 million, or 7.3%, to $7.6 million for the third quarter ended October 1, 2000 from $8.2 million for the same quarter in 1999. The decrease is primarily impacted by the decrease in the average outstanding balance on the term loans for the third quarter ended October 1, 2000 compared to the third quarter ended September 26, 1999. Since September 26, 1999, the Company has made $8.2 million of scheduled principal payments and has used $25.7 million of asset sale proceeds to reduce the amount outstanding on the term loans.

      Interest expense, net of capitalized interest and interest income, decreased by $1.4 million, or 5.6%, to $23.5 million for the nine months ended October 1, 2000 from $24.9 million for the same period in 1999. The decrease is primarily impacted by the decrease in the average outstanding balance on the term loans for the nine months ended October 1, 2000 compared to the nine months ended September 26, 1999.

      RECOVERY OF WRITE-DOWN OF JOINT VENTURE:

      During the fourth quarter ended December 27, 1998, the Company sold its 50% interest in its China joint venture and recorded a write-down of $3.5 million to eliminate the Company's remaining investment in and advances to the joint venture. During the first nine months ended September 26, 1999, the Company reported a $0.9 million payment from the sale which was received on March 17, 1999, as income.

      (PROVISION FOR) BENEFIT FROM INCOME TAXES:

      The provision for income taxes was $0.4 million, or 11.6%, for the third quarter ended October 1, 2000 compared to a provision for income taxes of $2.2 million, or 30.2%, for the third quarter ended September 26, 1999. The benefit from income taxes was $16.8 million, or 57.8% for the nine months ended October 1, 2000, compared to the provision for $0.2 million, or 7.8%, for the nine months ended September 26, 1999. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. The sales of the land and buildings which were previously closed as a result of the restructuring and additional sales to franchisees during the nine months ended October 1, 2000 and September 26, 1999 favorably impacted the provision for income taxes as it triggered built-in gains which allowed for a reduction in the valuation allowance on certain net operating loss carryforwards.

      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET:

      In accordance with Statement of Position 98-5, the Company recognized $0.3 million of expense, net of income tax benefit, in the nine months ended September 26, 1999 related to previously deferred restaurant pre-opening costs.

      NET INCOME (LOSS):

      Net income was $3.2 million and $5.2 million for the third quarters ended October 1, 2000 and September 26, 1999, respectively. Net loss was $12.3 million for the nine months ended October 1, 2000 and net income was $1.9 million for the nine months ended September 26, 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $7.7 million in the nine months ended October 1, 2000 and $34.6 million in the nine months ended September 26, 1999. During the nine months ended October 1, 2000, accounts receivable increased approximately $1.9 million primarily due to increased Foodservice retail supermarket sales along with the increase in volume of Foodservice product sales to franchisees. Inventories increased $2.2 million as a result of increased retail promotional activity expected for the fourth quarter. Other assets decreased $2.7 million primarily due to a $2.2 million reduction in premium receivables associated with the Company's captive insurance company. In addition, prepaid rent decreased approximately $0.8 million as a result of the reduction of Company owned restaurants from the sale of restaurants to franchisees and restaurant closings. Accrued expenses decreased $1.8 million from January 2, 2000 to October 1, 2000. The decrease was primarily attributable to the $1.4 million of payments made on year-end accruals for restaurant construction and maintenance, a $2.2 million decrease in unearned premiums in the Company's captive insurance company, a $1.2 million reduction in the gift certificate liability as a result of redemptions of year-end gift certificate sales, a $2.6 million reduction of the accrued pension obligation as a result of the Plan's overfunded status and a $3.3 million reduction in insurance reserves for workers compensation and general liability claims. Offsetting the decrease in accrued expenses was the establishment of restructuring reserves associated with management's restructuring plan and the fiscal 2000 bonus accrual. Available borrowings under the revolving credit facility were $30.0 million as of October 1, 2000.

         Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent the Company's and its subsidiaries' debt instruments, if any, permit) are sources of cash. The amounts of debt financing that the Company will be able to incur under capital leases and for property and casualty insurance financing and the amount of asset sales by the Company are limited by the terms of its credit facility and Senior Notes. The Company's credit facility was amended on September 28, 2000. The Consolidated leverage ratio was increased from 4.20 to
4.70 and the Consolidated interest coverage ratio was reduced from 1.70 to 1.50. The cost of the amendment was approximately $150,000.

         Net cash provided by investing activities was $18.3 million in the nine months ended October 1, 2000. Net cash used in investing activities was $24.0 million in the nine months ended September 26, 1999. Capital expenditures for restaurant operations, excluding capital leases, were approximately $12.8 million and $36.8 million for the nine months ended October 1, 2000 and September 26, 1999, respectively. The decrease in capital expenditures was primarily due to the reduction in new units, replacements and re-imaging projects. Proceeds from the sale of property and equipment were $31.1 million and $11.6 million in the nine months ended October 1, 2000 and September 26, 1999, respectively. The increase in proceeds from the sales of property and equipment is primarily due to $16.6 million of proceeds received as a result of sales of restaurants to franchisees and disposal of properties in connection with restructuring.

         Net cash used in financing activities was $29.0 million in the nine months ended October 1, 2000 compared to $3.9 million for the nine months ended September 26, 1999. Since September 26, 1999, the Company has made $8.2 million of scheduled principal payments and has used $25.7 million of asset sale proceeds to reduce the amount outstanding on the term loans.

         The Company had a working capital deficit of $55.5 million as of October 1, 2000. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

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

         The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities, to continue to renovate and re-image existing restaurants, to convert restaurants and to construct new restaurants. Capital expenditures for 2000 are anticipated to be $24.6 million in the aggregate, of which $18.2 million will be spent on restaurant operations. The Company's actual 2000 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the credit facility will be sufficient to meet the Company's anticipated operating requirements, capital requirements and obligations associated with the restructuring.

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

          NOMINEE          AFFIRMATIVE VOTES     VOTES WITHHELD
      Donald N. Smith          5,839,557            942,782

     The results of the voting to approve the appointment of Arthur Andersen LLP to audit the accounts of the Company and its subsidiaries for 2000 are as follows:

           FOR                  AGAINST              ABSTAIN
        6,747,888                27,301               7,150

     There were no matters voted upon at the Company's annual meeting to which broker non-votes applied.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1  Financial Data Schedule

(b) No report on Form 8-K was filed during the three months and nine months ended October 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FRIENDLY ICE CREAM CORPORATION

                                By:    /s/ PAUL J. KELLEY
                                       --------------------------
                                Name:  Paul J. Kelley
                                Title: Senior Vice President,
                                       Chief Financial Officer, Treasurer and
                                       Assistant Clerk