Form 10-K
period 2000-12-31
FRIENDLY ICE CREAM CORP
filed 2001-04-16
CIK 39135

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-3930
                            ------------------------

                         FRIENDLY ICE CREAM CORPORATION

             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                      5812                        04-2053130
  (State of incorporation)     (Primary Standard Industrial           (IRS Employer
                                Classification Code Number)        Identification No.)

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

    The aggregate market value of voting stock held by nonaffiliates of the registrant, based upon the closing sales price of the registrant's common stock on March 21, 2001 on the American Stock Exchange was $9,870,483. For purpose of the foregoing calculation only, all members of the Board of Directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding was 7,368,406 as of March 21, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Part III of this 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after December 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    ORGANIZATION

    Friendly's, founded in 1935, was publicly held from 1968 until January 1979, at which time it was acquired by Hershey Foods Corporation ("Hershey"). In 1988, The Restaurant Company ("TRC"), an investor group led by Donald N. Smith, the Company's current Chairman and Chief Executive Officer, acquired Friendly's from Hershey (the "TRC Acquisition"). In November 1997, the Company completed a public offering of 5,000,000 shares of its common stock (the "Common Stock Offering") for gross proceeds of $90 million and a public offering of $200 million of Senior Notes (collectively, the "Offerings").

    Unless the context indicates otherwise: (i) references herein to "Friendly's" or the "Company" refer to Friendly Ice Cream Corporation, its predecessors and its consolidated subsidiaries; (ii) references herein to "FICC" refer to Friendly Ice Cream Corporation and not its subsidiaries; and (iii) as used herein, "Northeast" refers to the Company's core markets, which include Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont. The Company's fiscal years ended December 31, 2000, January 2, 2000, December 27, 1998, December 28, 1997 and December 29, 1996 are referred to herein as 2000, 1999, 1998, 1997 and 1996, respectively. Each year includes 52 weeks except 1999, which includes 53 weeks.

    GENERAL

    As of December 31, 2000, the Company owned and operated 449 restaurants and franchised 122 full-service restaurants and five cafes. The Company manufactures a complete line of packaged frozen desserts distributed through more than 3,500 supermarkets and other retail locations in 17 states. Friendly's offers its customers a unique dining experience by serving a variety of high-quality, reasonably-priced breakfast, lunch and dinner items, as well as its signature frozen desserts, in a fun and casual neighborhood setting. For the year ended December 31, 2000, Friendly's generated $600 million in total revenues and $51.1 million in EBITDA (as defined herein) and incurred $31.1 million of interest expense.

    Friendly's restaurants target families with children and adults who desire a reasonably-priced meal in a full-service setting. The Company's menu offers a broad selection of freshly-prepared foods, which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items. Breakfast items include specialty omelettes and breakfast combinations featuring eggs, pancakes and bacon or sausage. Breakfasts generally range from $2.50 to $6.00 and account for approximately 12% of average restaurant revenues. Lunch and dinner items include a line of wrap sandwiches, entree salads, soups, super-melts, specialty burgers, appetizers including quesadillas, mozzarella cheese sticks and "Fronions," and stir-fry, chicken, pot pie, tenderloin steak and seafood entrees. These lunch and dinner items generally range from $3.50 to $11.00, and these dayparts account for approximately 54% of average restaurant revenues. Entree selections are complemented by Friendly's premium frozen desserts, including soft serve, which was introduced in 1999, the Fribble-Registered Trademark-, the Company's signature thick shake, Happy Ending-Registered Trademark- Sundaes, Candy Shoppe-Registered Trademark-Sundaes, the Wattamelon Roll-Registered Trademark- and fat-free Sorbet Smoothies. The Company's frozen desserts are an important component of the Company's snack daypart, which accounts for 34% of average restaurant revenues.

    Despite the Company's capital constraints, management has implemented a number of initiatives to restore and improve operational and financial efficiencies. From the date of the TRC Acquisition through 2000, the Company
(i) implemented a major revitalization of its restaurants, (ii) repositioned the Friendly's concept from a sandwich and ice cream shoppe to a full-service, family-oriented restaurant with broader menu and daypart appeal, (iii) elevated customer service levels by recruiting more qualified managers and expanding the Company's training program, (iv) disposed of 355 under-performing restaurants,
(v) capitalized upon the Company's strong brand name recognition by initiating the sale of Friendly's unique line of packaged frozen desserts through retail locations and (vi) implemented a franchising strategy to extend profitably the Friendly's brand without the substantial capital required to build new restaurants. The Company is expanding its franchise operations through sales of existing restaurants, which may include development agreements, in under-penetrated markets.

    CAPITAL INVESTMENT PROGRAM

    A significant component of the Company's capital investment program is the FOCUS 2000 initiative, which is designed to establish a consistent, enhanced Friendly's brand image across the Company's entire restaurant operations. The Company's capital spending strategy seeks to increase comparable restaurant revenues and restaurant cash flow through the on-going revitalization and re-imaging of existing restaurants and to increase total restaurant revenues through the addition of new restaurants. The following illustrates the key components of the Company's capital spending program.

    RESTAURANT RE-IMAGING. The Company completed the re-imaging of 15 restaurants in 2000 at a cost of approximately $145,000 per restaurant (not including costs related to development of the prototype). The Company expects to complete the re-imaging of approximately 15 restaurants during 2001.

    NEW RESTAURANT CONVERSION AND CONSTRUCTION. The Company constructed one new restaurant in 2000 at a cost of approximately $1,200,000, excluding land and pre-opening expenses. The Company also replaced two existing buildings at a cost of approximately $1,100,000 per restaurant. The Company does not expect to convert or construct any new buildings in 2001.

    SEATING CAPACITY EXPANSION PROGRAM. Beginning with the TRC Acquisition through December 31, 2000, the Company has expanded seating capacity at 34 restaurants by approximately 50 seats at an average cost of $294,000. The Company completed the expansion of one restaurant in 2000 at a cost of $328,000. This cost typically includes adding 50 seats per restaurant, relocating certain equipment, redecorating the interior, changing the exterior package and increasing parking capacity where necessary and available. The Company will not complete any expansions in 2001.

    INSTALLATION OF RESTAURANT AUTOMATION SYSTEMS. Beginning with the TRC Acquisition through December 31, 2000, the Company has installed touch-screen point of sale ("POS") register systems in 449 Company-owned restaurants and 115 franchised locations. The majority of these systems were installed at an average cost of $30,000 per restaurant, although complete systems have recently averaged $28,000. In addition, a limited system is now being deployed in the older, smaller buildings at an average cost of $17,000. These POS register systems are designed to improve revenue realization, food cost management and labor scheduling while increasing the speed and accuracy of processing customer orders. The Company installed POS register systems in 204 Company-owned restaurants during 2000 and in each new unit.

    FRANCHISING PROGRAM

    The Company has initiated a franchising strategy to expand its restaurant presence in under-penetrated markets, accelerate restaurant growth in new markets, increase marketing and distribution efficiencies and preempt competition by acquiring restaurant locations in the Company's targeted markets. The Company's wholly-owned subsidiary, Friendly's Restaurants Franchise, Inc. ("FRFI") commenced operations in 1996 for the purpose of franchising various restaurant concepts. Since it began operations, FRFI has developed and now offers a franchise program for Friendly's restaurants. The Company generally seeks franchisees who have related business experience, capital adequacy to build-out the Friendly's concept and no other operations which have directly competitive restaurant or food concepts. As part of the development of its franchise business, the Company also sells existing Company-owned restaurants, known as "re-franchising." In addition to certain development and other fees, Friendly's receives (i) a royalty based on franchised restaurant revenues,
(ii) revenues and earnings from the sale of Friendly's frozen desserts and other products and (iii) revenues generated from the sale of furniture and upholstery packages, equipment packages and management services during the construction of new buildings.

    On January 19, 2000, the Company entered into a long-term agreement granting Kessler Family LLC ("Kessler"), a franchisee of 22 Burger King restaurants, non-exclusive rights to operate, manage and develop Friendly's full-service restaurants in the franchising region of Rochester, Buffalo and Syracuse, New York (the "Kessler Agreement"). Pursuant to the Kessler Agreement, Kessler purchased certain assets and rights in 29 existing Friendly's restaurants in this franchising region and has an option to open an additional 15 restaurants over the next seven years. As of December 31, 2000, no new restaurants had been opened under the Kessler Agreement.

    On October 2, 2000, the Company entered into an agreement granting Kessler non-exclusive rights to operate and develop Friendly's full-service restaurants in the franchising region of Elmira, Binghamton, Utica and Watertown, New York (the "Second Kessler Agreement"). Pursuant to the Second Kessler Agreement, Kessler purchased certain assets and rights in 12 existing Friendly's restaurants and has an option to open an additional eight restaurants over the next six years. As of December 31, 2000, no new restaurants had been opened under the Second Kessler Agreement.

    The Company and its largest franchisee, Davco Restaurants, Inc. ("Davco") have agreed to terminate their agreement as the exclusive developer of new Friendly's restaurants in Maryland, Delaware, the District of Columbia and northern Virginia, effective December 28, 2000. As a result of this agreement, Davco has the right to close up to 17 locations in the near future, while operating the remaining 31 locations under their respective existing franchise agreements until such time as a new franchisee is found for those locations. In the event that any of the 31 locations have not been refranchised prior to December 28, 2001, the existing franchise agreements for those locations will be modified to permit Davco an early termination of such franchise agreements (subject to liquidated damages on 22 of the 31 franchise agreements). The Company granted certain concessions to the franchisee and the franchisee forfeited the remaining unearned development fees, which were paid to the Company in 1997 when the development agreement was signed. Accordingly, the deferred development fees of $1,029,000 were recorded as revenue in 2000. The Company reduced the royalty revenue on the 17 locations to be closed. In addition, certain rents charged to Davco were reduced to approximately $142,000 annually from $800,000 annually.

    The Company has limited experience in franchising restaurants and there can be no assurance that the Company will continue to successfully locate and attract suitable franchisees or that such franchisees will have the business abilities or sufficient access to capital to open restaurants or will operate restaurants in a manner consistent with the Company's concept and standards or in compliance with franchise agreements. The success of the Company's franchising program will also be dependent upon certain other factors, certain of which are not within the control of the Company or its franchisees, including the availability of suitable sites on acceptable lease or purchase terms, permitting and regulatory compliance and general economic and business conditions.

    RESTAURANT CARRYOUT OPERATIONS

    Through dedicated carryout areas, Friendly's restaurants offer the Company's full line of frozen desserts, including soft serve ice cream products introduced in 1999, and certain of its food menu items. Reserved parking is available at many of the Company's freestanding restaurants to facilitate quick carryout service. Approximately 15% of the Company's average freestanding restaurant revenues are derived from its carryout business with a significant portion of these sales occurring during the afternoon and evening snack periods. In addition, approximately 3.3% of revenues come from sales of packaged frozen desserts in display cases within its restaurants.

    FOODSERVICE RETAIL OPERATIONS

    In 1989, the Company extended its premium packaged frozen dessert line from its restaurants into retail locations. The Company offers a branded product line that includes approximately 59 half-gallon varieties featuring premium ice cream shoppe flavors and unique sundae combinations, low and no fat frozen yogurt, low fat ice cream and sherbet. Specialty flavors include Royal Banana Split, Cappuccino Dream-Registered Trademark- and Caramel Fudge Nut Blast-TM- and proprietary products include the Jubilee Roll-Registered Trademark-, Wattamelon Roll-Registered Trademark- and Friendly's branded ice cream cakes and pies. The Company also licenses from Hershey the right to feature certain candy brands including Almond Joy-Registered Trademark-, Mr. Goodbar-Registered Trademark-, Reese's Pieces-Registered Trademark-, Reese's-Registered Trademark- Peanut Butter Cups and York-Registered Trademark- Peppermint Patties on packaged sundae cups and pints.

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

    The Company believes that its integrated restaurant and retail marketing efforts provide significant support for the development of its retail business. Specifically, the retail business benefits from the awareness and trial of Friendly's product offerings generated by its overall food and ice cream advertising and couponing efforts. The Company believes that this approach delivers a significantly higher level of consumer exposure and usage compared to the Company's packaged frozen dessert competitors which have only retail distribution. In turn, sales of the Company's products through more than 3,500 retail locations, supported by trade merchandising efforts, build incremental awareness and usage of Friendly's which management believes benefit the restaurants. Advertising and promotion expenditures were approximately
$18.0 million for 2000.

    CERTAIN RISKS ASSOCIATED WITH THE FOOD SERVICE INDUSTRY

    Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns, the cost and availability of labor, purchasing power, availability of products and the type, number and location of competing restaurants. The Company could also be substantially adversely affected by publicity resulting from food quality, illness, injury or other health concerns, alleged discrimination or other operating issues stemming from one location or a limited number of locations, whether or not the Company is liable. In addition, factors such as increased cost of goods, regional weather conditions and the potential scarcity of experienced management and hourly employees may also adversely affect the food service industry in general and the results of operations and financial condition of the Company.

    MANUFACTURING

    As of December 31, 2000, the Company produces most of its frozen desserts in its Wilbraham, MA Company-owned manufacturing plant, which employs a total of approximately 230 people. During 2000, the Wilbraham plant operated at an average capacity of 76%, attaining 90% capacity for the months of June through August, and produced (i) over 15.2 million gallons of ice cream, sherbets and yogurt in bulk, half-gallons and pints, (ii) 6.4 million sundae cups,
(iii) 1.8 million frozen dessert rolls, pies and cakes and (iv) 1.2 million gallons of fountain syrups and toppings. The quality of the Company's products is important both to sustain Friendly's image and to enable the Company to satisfy customer expectations. Wherever possible, the Company "engineers in" quality by installing modern processes such as computerized mix-making equipment and monitoring devices to ensure all storage tanks and rooms are kept at proper temperatures for maximum quality.

    PURCHASING AND DISTRIBUTION

    The primary raw materials for the manufacture of the Company's frozen desserts are dairy components and sweeteners. The Company's purchasing department procures other food products such as coffee, beef, pork and poultry in large quantities and uses call options to hedge its positions on many of the agricultural commodities. Additionally, the Company will forward-contract where appropriate for as long as two-year periods of time. Since not all of the Company's purchases are hedgeable or have adequate open interest to fully hedge the Company's needs, sudden price increases will pose substantial price risks, such as that which occurred in 1998 to the price of cream, which could have a material, adverse affect on the Company.

    The purchasing department in conjunction with the Company's product development department evaluates the cost and quality of all major food items on a rotating schedule basis. The purchases of food and raw materials are made through numerous vendors, many with which the Company has a long-term relationship. Purchase contracts are executed with vendors on an annual, semi-annual, or monthly basis depending on the nature of the item to be purchased and the opportunities within the marketplace. In order to promote competitive pricing and uninterrupted supply, the Company routinely works with prospective vendors on existing products as well as on items that may make up a new menu offering. In order to maximize its purchasing power, the Company purchases direct from manufacturers and service providers and avoids as much as possible any third party participation.

    The Company owns one distribution center and leases two others. The Company opened a new distribution facility in May 1999 in York, PA under an operating lease. The Company distributes most product lines to its restaurants, and its packaged frozen desserts to its retail customers, from warehouses in Chicopee and Wilbraham, MA and York, PA with a combined non-union workforce of approximately 200 employees. The Company's private truck fleet delivers most of the product lines required to 97% of the restaurants. During 2000 the Company contracted with a third party distributor to provide distribution services to restaurants located in the Florida market. Since May 1999, the Company has extended its distribution product lines to also include fresh produce and dairy items. The Company is currently distributing these product lines to approximately 60% of its restaurants. The Chicopee, Wilbraham and York warehouses encompass approximately 60,000, 109,000 and 86,000 square feet, respectively. The Company believes that these distribution facilities operate at or above industry standards with respect to timeliness and accuracy of deliveries.

    The Company has distributed its products since its inception to protect the product integrity of its frozen desserts. The Company delivers products to most restaurants using its own fleet of tractors and trailers, which display large-scale images of the Company's featured products. The entire fleet is specially built to be compatible with storage access doors, thus protecting frozen desserts from "temperature shock." The trailer fleet is designed to have individual temperature control for three distinct compartments. To provide additional economies to the Company, the truck fleet backhauls on over 35% of its delivery trips, bringing the Company's purchased raw materials and finished products back to the distribution centers.

    HUMAN RESOURCES AND TRAINING

    The average Friendly's restaurant employs between two and four management team members, which may include one General Manager, one Assistant Manager, one Guest Service Supervisor and one Manager-in-Training. The General Manager is directly responsible for day-to-day operations. General Managers report to a District Manager who typically has responsibility for an average of seven to eight restaurants. District Managers report to a Regional Director who typically has responsibility for approximately 50 to 60 restaurants. Regional Directors report to the Vice President, Restaurant and Franchise Operations who oversees all Company and franchise restaurants.

    The average Friendly's restaurant is staffed with four to 28 employees per shift, including the salaried restaurant management. Shift staffing levels vary by sales volume level, building configuration and time of day. The average restaurant typically utilized approximately 40,000 hourly-wage labor hours in 2000 in addition to salaried management.

    EMPLOYEES

    The total number of employees at the Company varies between 17,000 and 21,000 depending on the season of the year. As of December 31, 2000, the Company employed approximately 17,000 employees, of which approximately 16,000 were employed in Friendly's restaurants (including approximately 70 in field management), approximately 400 were employed at the Company's manufacturing and two distribution facilities and approximately 450 were employed at the Company's corporate headquarters and other offices. None of the Company's employees is a party to a collective bargaining agreement.

    LICENSES AND TRADEMARKS

    The Company is the owner or licensee of the trademarks and service marks (the "Marks") used in its business. The Marks "Friendly-Registered Trademark-" and "Friendly's-Registered Trademark-" are owned by the Company pursuant to registrations with the U.S. Patent and Trademark office.

    Upon the sale of the Company by Hershey in 1988, all of the Marks used in the Company's business at that time which did not contain the word "Friendly" as a component of such Marks (the "1988 Non-Friendly Marks"), such as Fribble-Registered Trademark-, Fishamajig-Registered Trademark- and Clamboat-Registered Trademark-, were licensed by Hershey to the Company. The 1988 Non-Friendly Marks license has a term of 40 years expiring on September 2, 2028. Such license included a prepaid license fee for the term of the license, which is renewable at the Company's option for an additional term of 40 years and has a license renewal fee of $20.0 million.

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

    The Company's relationship with its current and potential franchisees is governed by the laws of the several states which regulate substantive aspects of the franchiser-franchisee relationship. Substantive state laws that regulate the franchiser-franchisee relationship presently exist or are being considered in a significant number of states, and bills will likely be introduced in Congress, which would provide for federal regulation of substantive aspects of the franchiser-franchisee relationship. These current and proposed franchise relationship laws limit, among other things, the duration and scope of non-competition provisions, the ability of a franchiser to terminate or refuse to renew a franchise and the ability of a franchiser to designate sources of supply.

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

    FORWARD LOOKING STATEMENTS

    Statements contained herein that are not historical facts, constitute "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties, which could cause results to differ materially from those anticipated. These factors include the Company's highly competitive business environment, exposure to commodity prices, risks associated with the foodservice industry, the ability to retain and attract new employees, government regulations, the Company's high geographic concentration in the Northeast and its attendant weather patterns, conditions needed to meet re-imaging and new opening and franchising targets and risks associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company's prospects in general are included in the Company's other filings with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

    The table below identifies the location of the 571 restaurants operating as of December 31, 2000.

                                                                      FRANCHISED RESTAURANTS
                                      COMPANY-OWNED/LEASED        ------------------------------
                                  -----------------------------      LEASED/          LEASED
                                  FREESTANDING       OTHER            OWNED       TO FRANCHISEES      TOTAL
             STATE                RESTAURANTS    RESTAURANTS(A)   BY FRANCHISEE      BY FICC       RESTAURANTS
--------------------------------  ------------   --------------   -------------   --------------   -----------
Connecticut.....................        38             10                 --               --           48
Delaware........................        --             --                  5                2            7
Florida.........................        13              1                  4               --           18
Maine...........................        12             --                 --               --           12
Maryland........................        --              1                 22               12           35
Massachusetts...................        97             29                 --                2          128
New Hampshire...................        13              5                 --               --           18
New Jersey......................        35             12                  9                2           58
New York........................        60             18                 41               --          119
North Carolina..................        --             --                  1               --            1
Ohio............................        25              1                 --               --           26
Pennsylvania....................        45              9                  7                1           62
Rhode Island....................         6             --                 --               --            6
South Carolina..................        --             --                  3               --            3
Tennessee.......................        --             --                  2               --            2
Vermont.........................         9              1                 --               --           10
Virginia........................         9             --                  5                4           18
                                       ---             --           --------         --------          ---
Total...........................       362             87                 99               23          571
                                       ===             ==           ========         ========          ===

------------------------

(a) Includes primarily malls and strip centers.

    The 362 freestanding restaurants range in size from approximately 2,400 square feet to approximately 5,000 square feet. The 87 mall and strip center restaurants range in size from approximately 2,200 square feet to approximately 3,800 square feet. Of the 449 restaurants operated by the Company at December 31, 2000, the Company owned the buildings and the land for 178 restaurants, owned the buildings and leased the land for 117 restaurants and leased both the buildings and the land for 154 restaurants. The Company's leases generally provide for the payment of fixed monthly rentals and related occupancy costs (e.g., property taxes and insurance). Additionally, most mall and strip center leases require the payment of common area maintenance charges and incremental rent of between 3% and 6% of the restaurant's sales.

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

ITEM 3. LEGAL PROCEEDINGS

    From time to time the Company is named as a defendant in legal actions arising in the ordinary course of its business. The Company is not party to any pending legal proceedings other than routine litigation incidental to its business. The Company does not believe that the resolutions of these claims will have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    None

                               EXECUTIVE OFFICERS

    The executive officers of the Company and their respective ages and positions with the Company are as follows:

    DONALD N. SMITH, 60, has been Chairman and Chief Executive Officer of the Company since September 1988. Mr. Smith also served as the Company's President from September 1988 to December 1998. Since 1986 Mr. Smith has been Chairman of the Board and Chief Executive Officer of The Restaurant Company and its predecessors, which owns and franchises a chain of mid-scale restaurants known as Perkins Restaurant and Bakery. Since 1998 he has also been the Chief Operating Officer of The Restaurant Company. Prior to joining The Restaurant Company, Mr. Smith was President and Chief Executive Officer for
Diversifoods, Inc. from 1983 to October 1985. From 1980 to 1983, Mr. Smith was Senior Vice President of PepsiCo., Inc. and was President of its Food Service Division. He was responsible for the operations of Pizza Hut Inc. and Taco Bell Corp., as well as North American Van Lines, Lee Way Motor Freight, Inc., PepsiCo Foods International and La Petite Boulangerie. Prior to 1980, Mr. Smith was President and Chief Executive Officer of Burger King Corporation and Senior Executive Vice President and Chief Operations Officer for McDonald's Corporation.

    JOHN L. CUTTER, 56, has been President and Chief Operating Officer since December 1998. Prior to joining the Company, Mr. Cutter served as Chief Operating Officer at Boston Chicken, Inc. from 1997 through October 1998. From 1993 through 1997, he served as Chief Executive Officer and President of Boston Chicken Golden Gate, LLC, a franchisee of Boston Chicken, Inc. From 1991 through 1993, Mr. Cutter held the position of President and Chief Operating Officer for Nanco Restaurants, Inc. Prior to 1991, Mr. Cutter held the position of Group President at Saga Corporation/American Restaurant Group, Inc.

    PAUL J. MCDONALD, 57, has been serving as interim Executive Vice President and Chief Financial Officer for Friendly Ice Cream Corporation. He assumed this position when the Company's CFO resigned in early February 2001. Mr. McDonald also serves as a special advisor to Friendly's Board and was formerly Senior Executive Vice President and Chief Financial Officer for Friendly Ice Cream Corporation. McDonald retired from the CFO position in January 2000 after 24 years with Friendly's. Mr. McDonald had been employed in various capacities with the Company since 1976, including Chief Administrative Officer from February 1996 to January 1999, Director of Management Information Systems, Vice President/Controller, Vice President Corporate Development and Vice President, Finance and Chief Financial Officer. Mr. McDonald is a certified public accountant.

    ROBERT L. HOGAN, 57, has been Senior Vice President and Chief Marketing Officer since October 2000. Prior to joining the Company, Mr. Hogan served as Vice President-Marketing/Strategic Planning for New England Restaurant
Company, Inc. from March 1999 through November 2000. From 1996 to 1999, he served as Vice President, Marketing for the Phoenix Restaurant Group, Inc., the owner and franchiser of the national Black-eyed Pea casual dining chain. From 1987 to 1996, Mr. Hogan functioned as the President of Pizza and Pipes Restaurants.

    GERALD E. SINSIGALLI, 61, has been President, Foodservice Division of the Company since January 1989. Mr. Sinsigalli has been employed in various capacities with the Company since 1965. Mr. Sinsigalli's duties have included District and Division Manager, Director and Vice President of Operations and Senior Vice President.

    GARRETT J. ULRICH, 50, has been Vice President, Human Resources since September 1991. Mr. Ulrich held the position of Vice President, Human Resources for Dun & Bradstreet Information Services, North America from 1988 to 1991. From 1978 to 1988, Mr. Ulrich held various human resource executive and managerial positions at Pepsi Cola Company, a division of PepsiCo., Inc.

    ALLAN J. OKSCIN, 49, has been Corporate Controller since 1989 and has been employed in various capacities with the Company since 1977. Mr. Okscin's duties have included Assistant Controller and several managerial positions in Financial Reporting, Financial Services and Internal Auditing. Mr. Okscin is a certified public accountant.

    MICHAEL A. MAGLIOLI, 55, has been Vice President, Operations since March 2000. Mr. Maglioli has been employed in various capacities with the Company since 1968. Mr. Maglioli's duties have included Restaurant Manager, Division Manager, Regional Director and Regional Vice President.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    On January 3, 2000, the Company was notified by The Nasdaq-Amex Group, a NASD Company, that the Company's shares, which were traded on the NASDAQ National Market, had failed to maintain a minimum bid price of $5.00 per share or greater for 30 consecutive trading days as required under NASDAQ rules. Since the Company's shares listed on NASDAQ did not trade at $5.00 or above for at least ten consecutive trading days before April 3, 2000, the Company's shares were de-listed from NASDAQ. Effective June 8, 2000, the Company's Common Stock began trading on the American Stock Exchange (AMEX) under the symbol "FRN". The following table sets forth the closing high and low sale price per share of the Company's Common Stock for the years ended December 31, 2000 and January 2, 2000, respectively:

                          MARKET PRICE OF COMMON STOCK

                                                                HIGH       LOW
                                                              --------   --------
2000
------------------------------------------------------------
First Quarter...............................................   $4.875     $ 3.00
Second Quarter..............................................     5.25       3.75
Third Quarter...............................................     5.00      3.625
Fourth Quarter..............................................    3.938      1.750

1999
------------------------------------------------------------
First Quarter...............................................   $7.875     $5.063
Second Quarter..............................................    8.125       5.50
Third Quarter...............................................    9.594      5.438
Fourth Quarter..............................................    5.438      4.375

    The number of shareholders of record of the Company's Common Stock as of March 21, 2001 was 502.

    The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any determination as to the payment of dividends will depend upon the future results of operations, capital requirements and financial condition of the Company and its subsidiaries and such other facts as the Board of Directors of the Company may consider, including any contractual or statutory restrictions on the Company's ability to pay dividends. The Company's credit facility and the Indenture relating to its Senior Notes each limit the Company's ability to pay dividends on its Common Stock, and the

Company is currently prohibited from paying any dividends (other than stock dividends) under these provisions. The Company has not paid any dividends in the last five years.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

    The following table sets forth selected consolidated historical financial information of FICC and its subsidiaries, which has been derived from the Company's audited Consolidated Financial Statements for each of the five most recent years ended December 31, 2000. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the basis of the presentation and significant accounting policies of the consolidated historical financial information set forth below. No dividends were declared or paid for any period presented.

                                                              FISCAL YEAR (A)
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
(IN THOUSANDS, EXCEPT PER SHARE DATA)       --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Restaurant..............................  $508,976   $618,433   $595,308   $593,671   $596,675
  Foodservice (franchise, retail and
    institutional)........................    82,053     63,449     58,159     53,912     39,928
  Franchise...............................     8,710      4,967      3,769      2,375         --
  International...........................        --         23        301      1,247        668
                                            --------   --------   --------   --------   --------
Total revenues............................   599,739    686,872    657,537    651,205    637,271
                                            --------   --------   --------   --------   --------
Costs and expenses:
  Cost of sales...........................   196,181    206,293    204,786    197,332    191,647
  Labor and benefits......................   187,641    228,492    211,581    208,364    209,260
  Operating expenses......................   123,171    142,863    133,554    132,919    129,936
  General and administrative Expenses
    (b)...................................    41,758     46,675     45,048     50,598     42,721
  Restructuring expenses (c)..............    12,056         --         --         --         --
  Expenses associated with
    Recapitalization (d)..................        --         --         --        718         --
  Relocation of manufacturing and
    distribution facility (e).............        --      1,175        945         --         --
  Write-downs of property and
    Equipment (c,f).......................    20,834      1,913      1,132        770        227
  Depreciation and amortization...........    30,750     34,989     33,449     31,692     32,979
Gain on franchise sales of restaurant
  operations and properties (g)...........    (5,307)    (2,574)    (1,005)    (2,283)        --
Gain on sales of other property and
  equipment...............................    (6,371)      (534)      (193)        --         --
                                            --------   --------   --------   --------   --------
Operating (loss) income...................      (974)    27,580     28,240     31,095     30,501
Interest expense, net (h).................    31,053     33,694     31,838     39,303     44,141
(Recovery of write-down of) write-down of
  and equity in net loss of joint venture
  (i).....................................        --       (896)     4,828      1,530         --
                                            --------   --------   --------   --------   --------
Loss before benefit from income taxes and
  cumulative effect of change in
  accounting principle....................   (32,027)    (5,218)    (8,426)    (9,738)   (13,640)
Benefit from income taxes.................    21,221      5,937      3,455      3,993      5,868
                                            --------   --------   --------   --------   --------
(Loss) income before cumulative effect of
  change in accounting principle..........   (10,806)       719     (4,971)    (5,745)    (7,772)
Cumulative effect of change in accounting
  principle, net of income tax effect
  (j).....................................        --       (319)        --      2,236         --
                                            --------   --------   --------   --------   --------
Net (loss) income.........................  $(10,806)  $    400   $ (4,971)  $ (3,509)  $ (7,772)
                                            ========   ========   ========   ========   ========

                                                                   FISCAL YEAR (A)
                                                 ----------------------------------------------------
                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
Basic and diluted (loss) income per share:
  (Loss) income before cumulative effect of
    change in accounting principle.............  $ (1.45)   $  0.09    $ (0.67)   $ (1.86)   $ (3.60)
  Cumulative effect of change in accounting
    principle, net of income tax effect........       --      (0.04)        --       0.72         --
                                                 -------    -------    -------    -------    -------
  Net (loss) income............................  $ (1.45)   $  0.05    $ (0.67)   $ (1.14)   $ (3.60)
                                                 =======    =======    =======    =======    =======
Other Data:
EBITDA (k).....................................  $51,138    $65,045    $63,543    $72,363    $63,707
Net cash (used in) provided by operating
  activities...................................   (3,973)    34,551     32,865     22,118     26,163
Net cash provided by (used in) investing
  activities...................................   26,061    (22,775)   (48,320)   (23,437)   (20,308)
Net cash (used in) provided by financing
  activities...................................  (19,566)   (10,738)    11,405     (2,160)   (10,997)
Capital expenditures:
  Cash.........................................  $18,773    $41,388    $51,172    $31,638    $24,217
  Non-cash (l).................................    3,674         --        608      2,227      5,951
                                                 -------    -------    -------    -------    -------
Total capital expenditures.....................  $22,447    $41,388    $51,780    $33,865    $30,168
                                                 =======    =======    =======    =======    =======

                                    DECEMBER 31,   JANUARY 2,   DECEMBER 27,   DECEMBER 28,   DECEMBER 29,
                                        2000          2000          1998           1997           1996
                                    ------------   ----------   ------------   ------------   ------------
BALANCE SHEET DATA:
Working capital (deficit).........    $(34,621)     $(47,824)     $(30,657)      $(15,791)      $ (20,700)
Total assets......................    $297,221      $356,370      $374,548       $371,871       $ 360,126
Total long-term debt and capital
  lease obligations, excluding
  current maturities..............    $283,658      $300,345      $320,806       $310,425       $ 385,977
Total stockholders' deficit.......    $(99,983)     $(89,705)     $(90,601)      $(86,361)      $(173,156)

------------------------

(a) 1999 includes 53 weeks of operations. All other years presented include 52 weeks of operations.

(b) General and administrative expenses includes stock compensation expense of $528, $563, $722 and $8,407 for 2000, 1999, 1998 and 1997, respectively.

(c) In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12,100 for severance pay, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17,000 in the year ended December 31, 2000.

(d) Includes payroll taxes associated with stock compensation discussed in
    (b) and the write-off of deferred financing costs as a result of the Recapitalization in 1997.

(e) Represents costs associated with the relocation of manufacturing and distribution operations from Troy, OH to Wilbraham, MA and York, PA.

(f) In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. The Company determined that the carrying values of certain of these properties exceeded their estimated fair values less costs to sell. Accordingly, the carrying values of 69 of the 81 locations closed at the end of March 2000 were reduced by an aggregate of $7,800 and the carrying values of 64 of the 70 locations which will be disposed of over the next 24 months were reduced by an aggregate of $9,200. In addition to these properties, it was determined during 2000 that the carrying values of certain other properties exceeded their estimated fair values less costs to sell. The carrying values of these 12 properties were reduced by an aggregate of $2,700 and the carrying values of eight properties leased to Davco were reduced by $1,100. 1998 includes a $220 write-down related to equipment as a result of the closing of the Company's United Kingdom operations. All other write-downs of property and equipment relate to property and equipment to be disposed of in the normal course of the Company's operations.

(g) Represents net gains recorded in connection with sales of equipment, operating rights and properties to franchisees.

(h) Interest expense is net of capitalized interest of $109, $397, $525, $250 and $49 and interest income of $219, $132, $278, $338 and $318 for 2000,
    1999, 1998, 1997 and 1996, respectively.

(i) During 1999, the Company recovered approximately $827 of cash and $69 of equipment from its previous joint venture partner. 1998 includes a $3,486 write-down of the investment in and advances to the joint venture to net realizable value based on the Company's decision to discontinue its direct investment in the joint venture. The Company's share of the joint venture's loss in 1998 and 1997 was $1,342 and $1,530, respectively.

(j) Relates to a change in accounting principle for pre-opening costs in 1999 and a change in accounting principle for pensions in 1997.

(k) EBITDA represents consolidated net income (loss) before (i) cumulative effect of change in accounting principle, net of income tax effect,
    (ii) benefit from income taxes, (iii) (recovery of write-down of) write-down of and equity in net loss of joint venture, (iv) interest expense, net,
    (v) depreciation and amortization and (vi) write-downs of property and equipment and all other non-cash items. The Company has included information concerning EBITDA in this Form 10-K because it believes that such information is used by certain investors as one measure of a Company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings from operations or other traditional indications of a Company's operating performance.

(l) Non-cash capital expenditures represent the cost of assets acquired through the incurrence of capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE HEREIN.

OVERVIEW

    Friendly's owns and operates 449 restaurants, franchises 122 full-service restaurants and five cafes and manufactures a full line of frozen desserts distributed through more than 3,500 supermarkets and other retail locations in 17 states. The Company was publicly held from 1968 until January 1979, at which time it was acquired by Hershey Foods Corporation ("Hershey"). Under Hershey's ownership, the number of Company restaurants increased from 601 to 849. Hershey subsequently sold the Company in September 1988 to The Restaurant Company ("TRC") in a highly-leveraged transaction (the "TRC Acquisition").

    Beginning in 1989, the new management focused on improving operating performance through revitalizing and renovating restaurants, upgrading and expanding the menu and improving management hiring, training, development and retention. Also in 1989, the Company introduced its signature frozen desserts into retail locations in the Northeast. Since the beginning of 1989, 46 new restaurants have been opened while 355 under-performing restaurants have been closed and 90 restaurants have been refranchised.

    The high leverage associated with the TRC Acquisition has severely impacted the liquidity and profitability of the Company. As of December 31, 2000, the Company had a stockholders' deficit of $100.0 million. Cumulative net interest expense of $487.0 million since the TRC Acquisition has significantly contributed to the deficit. The Company's net loss in 2000 of $10.8 million included $31.1 million of interest expense, net. The degree to which the Company is leveraged could have important consequences, including the following:
(i) potential impairment of the Company's ability to obtain additional financing in the future; (ii) because borrowings under the Company's credit facility in part bear interest at floating rates, the Company could be adversely affected by any increase in prevailing rates; (iii) the Company is more leveraged than certain of its principal competitors, which may place the Company at a competitive disadvantage; and (iv) the Company's substantial leverage may limit its ability to respond to changing business and economic conditions and make it more vulnerable to a downturn in general economic conditions.

    The Company's revenue, EBITDA and operating income have improved significantly since the TRC Acquisition. With the closing of 355 restaurants, average revenue per restaurant has increased 53% from $0.7 million in 1989 to $1.0 million in 2000. Foodservice operations manufactures frozen dessert products and distributes such manufactured products and purchased finished goods to both Company-owned and franchised restaurants. Additionally, it sells frozen dessert products to distributors and retail and institutional locations. Foodservice (franchise, retail and institutional) and franchise revenues have also increased from $1.4 million in 1989 to $90.8 million in 2000. EBITDA has increased 7.8% from $47.4 million in 1989 to $51.1 million in 2000. As a result of the closing of under-performing restaurants, the costs associated with the March 2000 restructuring, the growth of foodservice and other businesses and the commencement in July 1997 of the Company's franchising program, period-to-period comparisons may not be meaningful. Largely as a result of its high leverage and interest expense, the Company has reported net (loss) income of ($10.8 million), $0.4 million, ($5.0 million), ($3.5 million) and ($7.8 million) for 2000, 1999, 1998, 1997 and 1996, respectively.

    The Company's revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of frozen desserts through retail and institutional locations and franchising.

    2000 COMPARED TO 1999

    REVENUES:

    Total revenues decreased $87.2 million, or 12.7%, to $599.7 million in 2000 from $686.9 million in 1999. Restaurant revenues decreased $109.4 million, or 17.7%, to $509.0 million in 2000 from $618.4 million in 1999. 1999 included a 53rd week of operations. The additional week contributed approximately
$12.5 million in total revenues for the restaurant and foodservice (franchise, retail and institutional) segments. Restaurant revenues decreased by $109.4 million largely due to the closing of 122 under-performing restaurants and the re-franchising of an additional 49 locations. Closing of restaurants accounted for $54.8 million of the restaurant revenue decline and re-franchising reduced restaurant revenues by an additional $41.0 million. A decrease of 3.3% in sales from comparable restaurants added to the decline. The largest decrease in sales from comparable restaurants occurred during the summer months. The summer of 1999 had several weeks of 90-degree temperatures whereas the summer of 2000 did not. In addition, the Company introduced soft serve ice cream in May 1999, which had a favorable impact on revenues in 1999. Partially offsetting these decreases in restaurant revenues was the added revenue of $6.4 million from restaurants open less than 18 months. Foodservice (product sales to franchisees, retail and institutional) revenues increased by $18.7 million, or 29.5%, to $82.1 million in 2000 from $63.4 million in 1999. The increase was primarily due to the increase in the number of franchise locations. Franchise revenues (royalties, fees and rent) increased $3.7 million or 74.0% to $8.7 million in 2000 from $5.0 million in 1999 due to the increase in the number of franchise locations. Included in the increase were approximately $1.0 million of fees in 2000 associated with the termination of the Davco franchise development agreement. There were 127 franchise units (including cafes) open at December 31, 2000 compared to 69 franchise units open at January 2, 2000.

    COST OF SALES:

    Cost of sales decreased $10.1 million, or 4.9%, to $196.2 million in 2000 from $206.3 million in 1999. Cost of sales as a percentage of total revenues increased to 32.7% in 2000 from 30.0% in 1999. The higher food cost as a percentage of total revenues was primarily due to a shift in sales mix from Company-owned restaurant sales to Foodservice sales. Foodservice sales to franchisees and retail customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons.

    LABOR AND BENEFITS:

    Labor and benefits decreased $40.9 million, or 17.9%, to $187.6 million in 2000 from $228.5 million in 1999. Labor and benefits as a percentage of total revenues was 31.3% for 2000 compared to 33.3% for 1999. The lower labor and benefits as a percentage of total revenues was primarily due to the increase in Foodservice sales to franchisees and retail customers, which do not have any associated restaurant labor and benefits. The closing of 122 lower volume restaurants in 2000 also resulted in a decline in restaurant labor as a percentage of total revenues. Partially offsetting the decreases were higher group insurance and workers' compensation insurance costs in 2000 when compared to 1999.

    OPERATING EXPENSES:

    Operating expenses decreased $19.7 million, or 13.8%, to $123.2 million in 2000 from $142.9 million in 1999. The decline in the number of operating restaurants reduced restaurant expenses. The growth in Foodservice sales to franchisees also favorably impacted the comparison of operating expenses to revenues as increases in these revenues result in only minor increases in operating expenses. Partially offsetting the declines in restaurant operating expenses were increased costs in support of franchise operations. Selling expenses in support of retail supermarket sales were unchanged. Operating expenses as a percentage of total revenues decreased to 20.5% in 2000 from 20.8% in 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES:

    General and administrative expenses decreased $4.9 million, or 10.5%, to $41.8 million in 2000 from $46.7 million in 1999. General and administrative expenses as a percentage of total revenues increased to 7.0% in 2000 from 6.8% in 1999. The March 2000 reduction of certain management and administrative positions associated with the closing of 81 restaurants and the planned closing of 70 additional restaurants benefited 2000 costs when compared to the prior year. Bonus expense was also higher in 2000 when compared to 1999.

    EBITDA:

    As a result of the above, EBITDA decreased $13.9 million, or 21.4%, to $51.1 million in 2000 from $65.0 million in 1999. EBITDA as a percentage of total revenues decreased to 8.5% in 2000 from 9.5% in 1999.

    RESTRUCTURING COSTS:

    Restructuring costs were $12.1 million for 2000 as a result of the costs associated with the Company's decision in March 2000 to reorganize its restaurant field and headquarters organizations in conjunction with the closing of 81 under-performing restaurants and the planned closing of an additional 70 restaurants over the next 24 months. Included in these costs were severance, rent on closed restaurants until lease termination, utilities and real estate taxes, demarking, lease termination, environmental and other costs.

    RELOCATION OF MANUFACTURING AND DISTRIBUTION FACILITY:

    Relocation of manufacturing and distribution facility expense relates to costs paid in connection with the relocation of manufacturing and distribution operations from Troy, OH to Wilbraham, MA and York, PA. The 1999 expense included a $1.0 million loss on the sale of the Troy, OH manufacturing facility and additional costs of $0.1 million associated with the relocation of the facility.

    WRITE-DOWNS OF PROPERTY AND EQUIPMENT:

    Write-downs of property and equipment increased $18.9 million to $20.8 million in 2000 from $1.9 million in 1999 since 153 properties were written down in 2000 and 19 properties were written down in 1999. The increase in write-downs is primarily the result of the non-cash write-down of 69 of the 81 under-performing restaurants, which were closed at the end of March 2000, and the non-cash write-down of 64 of the 70 additional restaurants to be closed, which were anticipated to close over a 24-month period. Of the 70 anticipated to close, 39 remained open at December 31, 2000.

    DEPRECIATION AND AMORTIZATION:

    Depreciation and amortization decreased $4.2 million, or 12.1%, to $30.8 million in 2000 from $35.0 million in 1999. Depreciation and amortization as a percentage of total revenues was 5.1% in 2000 and 1999.

    GAIN ON FRANCHISE SALES OF RESTAURANT OPERATIONS AND PROPERTIES:

    Gain on franchise sales of restaurant operations and properties for 2000 was $5.3 million compared to $2.6 million for 1999. The Company recognized a gain of $5.1 million associated with the sale of 41 restaurants to a franchisee during 2000. The Company also sold certain assets and rights in eight other restaurants to three additional franchisees during 2000. The gain on franchise sales of restaurant operations and properties for 1999 related to the sale of the equipment and operating rights for three existing restaurants to three franchisees along with the sale of the land and buildings associated with 13 previously franchised restaurants to an existing franchisee.

    GAIN ON SALES OF OTHER PROPERTY AND EQUIPMENT:

    The gain on sales of other property and equipment was $6.4 million and $0.5 million for 2000 and 1999, respectively. The increase is the result of the Company selling restaurant properties in 2000 in connection with its restructuring plan. While the Company realized gains on the 45 properties disposed of, the Company does not expect to realize significant gains on the remaining 73 properties to be disposed.

    INTEREST EXPENSE, NET:

    Interest expense, net of capitalized interest and interest income, decreased by $2.6 million, or 7.8%, to $31.1 million in 2000 from $33.7 million in 1999. The decrease in interest expense, net was primarily due to a reduction in the average outstanding debt during 2000. Total outstanding debt, including capital leases, was reduced by $16.9 million to $298.8 million at December 31, 2000 from $315.7 million at January 2, 2000 since proceeds from assets sales were applied to the Company's term loans.

    BENEFIT FROM INCOME TAXES:

    The benefit from income taxes was $21.2 million, or 66%, in 2000 compared to $5.9 million, or 114%, in 1999. The rate is higher than the statutory rate due to the reversal of valuation allowance on certain net operating loss carryforwards.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET:

    In accordance with Statement of Position ("SOP") No. 98-5, the Company recognized $0.3 million of expense, net of the related income tax benefit of $0.2 million, in 1999 related to previously deferred restaurant pre-opening costs.

    NET (LOSS) INCOME:

    Net loss was $10.8 million in 2000 compared to net income of $0.4 million in 1999 for the reasons discussed above.

    1999 COMPARED TO 1998

    REVENUES:

    Total revenues increased $29.4 million, or 4.5%, to $686.9 million in 1999 from $657.5 million in 1998. Restaurant revenues increased $23.1 million, or 3.9%, to $618.4 million in 1999 from $595.3 million in 1998. 1999 included a 53rd week of operations. The additional week contributed approximately
$12.5 million in total revenues for the restaurant and Foodservice (franchise, retail and institutional) segments. Comparable restaurant revenues increased 2.2% from 1998 to 1999. Restaurant revenues increased by $14.2 million due to the opening of 11 new Company-owned restaurants during 1999. Revenues were favorably impacted by $17.7 million due to the increased sales performance of the Company's 276 re-imaged restaurants. In addition, sales at restaurants which had not been re-imaged increased $5.5 million. Offsetting these increases was the decrease in sales of $9.7 million primarily as the result of the closing of 34 under-performing restaurants during 1999. Sales for 1999 were also negatively impacted by $4.7 million as a result of the sale of five restaurants to franchisees. Foodservice (product sales to franchisees, retail and institutional) revenues increased by $5.2 million, or 8.9%, to $63.4 million in 1999 from $58.2 million in 1998. The increase was primarily due to the increase in the number of franchise locations. There were 69 franchise units (including cafes) open at January 2, 2000 compared to 53 franchise units open at December 27, 1998. The Company's Foodservice division sells a variety of products to franchisees. Franchise revenues increased $1.2 million or 31.6%, to $5.0 million in 1999 from $3.8 million in 1998. The increase is primarily the result of the increase in franchise units previously mentioned. International revenues for 1999 were nominal as a result of the Company's decision to discontinue its international business in 1998.

    COST OF SALES:

    Cost of sales increased $1.5 million, or 0.7%, to $206.3 million in 1999 from $204.8 million in 1998. Cost of sales as a percentage of total revenues decreased to 30.0% in 1999 from 31.1% in 1998. The

Company experienced a 30.1% decrease in the cost of cream, the principal ingredient in ice cream, for 1999 when compared to 1998. In addition, 1998 included $0.2 million of inventory write-downs associated with the Company's United Kingdom operations.

    LABOR AND BENEFITS:

    Labor and benefits increased $16.9 million, or 8.0%, to $228.5 million in 1999 from $211.6 million in 1998. Labor and benefits as a percentage of total revenues was 33.3% for 1999 compared to 32.2% for 1998. The higher labor cost as a percentage of total revenues is primarily the result of the Company's emphasis on improving guest service by increasing staffing levels at the restaurants, the impact of low unemployment rates on wages and training related to the Company's soft serve ice cream rollout in 1999. In addition, the 1999 average hourly rate increased compared to 1998 due to increased over-time for staffing at the carryout windows as part of the soft serve product introduction.

    OPERATING EXPENSES:

    Operating expenses increased $9.3 million, or 7.0%, to $142.9 million in 1999 from $133.6 million in 1998. Operating expenses as a percentage of total revenues increased to 20.8% in 1999 from 20.3% in 1998. This increase was primarily due to an increase in advertising and promotion expenses associated with the rollout of the Company's new soft serve product and increased maintenance expenses associated with improving restaurant standards in 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES:

    General and administrative expenses increased $1.7 million, or 3.8%, to $46.7 million in 1999 from $45.0 million in 1998. The increase was partially due to $0.7 million of severance costs associated with certain management changes in 1999. In addition, the increase was attributable to the costs associated with new restaurant programs instituted to improve guest service at the restaurants. General and administrative expenses as a percentage of total revenues was 6.8% in 1999 and 6.9% in 1998.

    EBITDA:

    As a result of the above, EBITDA increased $1.5 million, or 2.4%, to $65.0 million in 1999 from $63.5 million in 1998. EBITDA as a percentage of total revenues decreased to 9.5% in 1999 from 9.7% in 1998.

    RELOCATION OF MANUFACTURING AND DISTRIBUTION FACILITY:

    Relocation of manufacturing and distribution facility expense related to costs paid in connection with the relocation of manufacturing and distribution operations from Troy, OH to Wilbraham, MA and York, PA. The 1999 expense included a $1.0 million loss on the sale of the Troy, OH manufacturing facility and additional costs of $0.1 million associated with the relocation of the facility. The $0.9 million of expense in 1998 primarily represented severance, utility and other anticipated costs of closing and relocating the manufacturing facility.

    WRITE-DOWNS OF PROPERTY AND EQUIPMENT:

    Write-downs of property and equipment increased $0.8 million to $1.9 million in 1999 from $1.1 million in 1998 as 19 properties were written down in 1999 and nine properties were written down in 1998.

    DEPRECIATION AND AMORTIZATION:

    Depreciation and amortization increased $1.6 million, or 4.8%, to $35.0 million in 1999 from $33.4 million in 1998. The increase was attributable to expenditures associated with re-imaging projects and new restaurants. Depreciation and amortization as a percentage of total revenues was 5.1% in 1999 and 1998, respectively.

    GAIN ON FRANCHISE SALES OF RESTAURANT OPERATIONS AND PROPERTIES:

    Gain on franchise sales of restaurant operations and properties increased $1.6 million, to $2.6 million in 1999 from $1.0 million in 1998. The increase is primarily the result of the Company selling the land and buildings associated with 13 previously franchised restaurants to the franchisee for $6.8 million in 1999, which resulted in a gain of $1.6 million.

    GAIN ON SALES OF OTHER PROPERTY AND EQUIPMENT:

    The gain on sales of other property and equipment was $0.5 million and $0.2 million for 1999 and 1998, respectively.

    INTEREST EXPENSE, NET:

    Interest expense, net of capitalized interest and interest income, increased by $1.9 million, or 6.0%, to $33.7 million in 1999 from $31.8 million in 1998. The increase in interest expense, net was primarily due to the increase in the average outstanding balance on the revolving credit facility during 1999 compared to 1998, along with the increase in interest rates associated with the credit agreement that was amended effective December 27, 1998.

    (RECOVERY OF WRITE-DOWN OF) WRITE-DOWN OF AND EQUITY IN NET LOSS OF JOINT
    VENTURE:

    During the fourth quarter of 1998, the Company sold its 50% interest in its China joint venture and recorded a write-down of $3.5 million to eliminate the Company's remaining investment in and advances to the joint venture. On
March 17, 1999 the Company received an additional $0.2 million from the joint venture partner. These additional proceeds were reflected as income in the first quarter of 1999. During June 1999, the Company was notified by its joint venture partner that it would remit approximately $0.6 million in cash and $0.1 million of equipment to the Company. The Company recorded such amounts as income during the second quarter of 1999. The Company received the cash on July 22, 1999 and received the equipment in the fourth quarter of 1999.

    BENEFIT FROM INCOME TAXES:

    The benefit from income taxes was $5.9 million, or 114%, in 1999 compared to $3.5 million, or 41%, in 1998. The sale of the land and buildings associated with 13 previously franchised restaurants to the Company's largest franchisee, the sale of the Troy, OH manufacturing facility and other franchise sales during 1999 favorably impacted the provision for income taxes as they triggered built-in gains, which allowed for a reduction in the valuation allowance on certain net operating loss carryforwards.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET:

    In accordance with SOP No. 98-5, the Company recognized $0.3 million of expense, net of the related income tax benefit of $0.2 million, in 1999 related to previously deferred restaurant pre-opening costs.

    NET INCOME (LOSS):

    Net income was $0.4 million in 1999 compared to a net loss of $5.0 million in 1998 for the reasons discussed above.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash used in operating activities was $4.0 million in 2000. Net cash provided by operating activities was $34.6 million in 1999 and $32.9 million in 1998. Accounts receivable increased approximately $2.2 million from January 2, 2000 to December 31, 2000. The increase was primarily due to increased Foodservice retail supermarket sales along with the increase in Foodservice product sales to franchisees. Other assets decreased $3.3 million from January 2, 2000 to December 31, 2000, primarily related to a $2.2 million reduction in premium receivables associated with the Company's captive insurance Company. In addition, prepaid rent decreased approximately $0.8 million as a result of the reduction of Company-owned restaurants from the sale of restaurants to franchisees and restaurant closings. Offsetting these decreases was the increase in dessert center fees of $0.6 million as a result of the Company's marketing strategy to introduce four new dessert products into retail markets. Accounts payable decreased $6.0 million from January 2, 2000 to December 31, 2000. The decrease was the result of the timing of payments. Accrued expenses decreased $9.6 million from January 2, 2000 to December 31, 2000. The decrease was primarily attributable to a $4.9 million reduction of the accrued pension obligation as a result of the Plan's over-funded status, a $3.0 million decrease in salaries and benefits directly related to the fewer number of restaurants and the decrease in headquarter salaries as a result of the restructuring, a $2.2 million decrease in unearned premiums in the Company's captive insurance Company, a decrease in accrued food tax liability of $1.5 million due to fewer restaurants, a decrease in unearned franchise fees of $1.0 million as a result of the termination agreement with Davco, a decrease in accrued occupancy costs of $1.0 million as a direct result of the decrease in the number of operating restaurants from January 2, 2000 to December 31, 2000, a $0.9 million decrease in accrued costs for new restaurants as there were fewer restaurants being constructed in 2000 than in 1999 and a decrease in accrued interest of $0.5 million due to the reduction in the outstanding term loans as a result of the accelerated pay-downs from asset sales. Offsetting these decreases was the establishment of the restructuring reserve and an increase in Company general liability and workers' compensation insurance of $2.5 million as a result of recent experiences. Available borrowings under the revolving credit facility were $5.0 million as of December 31, 2000.

    Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent FICC's and its subsidiaries' debt instruments, if any, permit) are sources of cash. The amount of debt financing that FICC will be able to incur under capital leases and for property and casualty insurance financing and the amount of asset sales are limited by the terms of its credit facility and Senior Notes.

    The Company requires capital principally to maintain existing restaurant and plant facilities, to continue to renovate and re-image existing restaurants, to convert restaurants, to construct new restaurants and for general corporate purposes. Since the TRC Acquisition and through December 31, 2000, the Company has spent $402.8 million on capital expenditures, including capitalized leases, of which $138.1 million was for the renovation of restaurants under its revitalization and re-imaging programs.

    Net cash provided by (used in) investing activities was $26.1 million in 2000, ($22.8 million) in 1999 and ($48.3 million) in 1998. Capital expenditures for restaurant operations, including capitalized leases, were approximately $18.2 million in 2000, $36.3 million in 1999 and $43.7 million in 1998. Capital expenditures were offset by proceeds from the sales of property and equipment of $44.8 million, $17.5 million and $2.9 million in 2000, 1999 and 1998, respectively.

    The Company also uses capital to repay borrowings when cash is sufficient to allow for repayments. Net cash used in financing activities was $19.6 million in 2000 and $10.7 million in 1999. Net cash provided by financing activities was $11.4 million in 1998. The Company repaid $46.6 million of outstanding term loans in 2000.

    The Company had a working capital deficit of $34.6 million as of December 31, 2000. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable;
(ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related amounts for food, supplies and payroll become due.

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

    Effective December 27, 1998, the New Credit Facility was amended. In connection with this amendment, certain covenants were changed and interest rates on borrowings were increased. The per annum interest rates on drawings under the Revolving Credit Facility increased 0.25% and 0.50% for Eurodollar and ABR loans, respectively. The per annum interest rates on Tranches A, B and C of Eurodollar Term Loans increased 0.25% and the per annum interest rates on ABR Term Loans increased 0.50%, 0.25% and 0.25% for Tranches A, B and C, respectively. The per annum interest rate on amounts issued but undrawn under the Letter of Credit Facility increased 0.25%. FICC paid a fee of approximately $1.1 million to the lenders in connection with this amendment. Such fee is included in deferred financing costs. As a result of this amendment, interest rates on FICC's Term Loans increased to 8.0%, 8.0% and 8.25% for Tranches A, B and C, respectively, as of December 27, 1998. The interest rates on FICC's Revolving Credit Facility increased to 9.0% for ABR borrowings and 8.31% and 8.37% for the two outstanding Eurodollar borrowings under this facility as of December 27, 1998.

    Additionally, effective December 31, 1999, the New Credit Facility was again amended. As a result of this amendment, the consolidated leverage ratio covenant was revised for the fourth quarter ended January 2, 2000. As of January 2, 2000, the one-month and three-month Eurodollar Rates were 5.84% and 6.00%, respectively. As of January 2, 2000, the interest rates in effect for FICC's Term Loans were 8.97%, 8.97% and 9.22% for Tranches A, B and C, respectively. The interest rates on FICC's Revolving Credit Facility were 9.75% for ABR borrowings and 8.97% for Eurodollar borrowings under this facility.

    In connection with the March restructuring plan, FICC's credit facility was again amended on March 23, 2000. The consolidated net worth covenant was adjusted primarily to reflect the write-down of property and equipment and restructuring charges associated with the restructuring plan.

Additionally, interest rates on borrowings were increased. The per annum interest rates on the Term Loans, Revolving Credit Facility and the Letter of Credit Facility were increased by 0.25% as a result of this amendment

    On March 19, 2001, the credit facility was again amended. All of the existing financial covenants were amended, including the December 31, 2000 covenant requirements, and a new financial covenant was added beginning in 2001 requiring minimum cumulative Consolidated EBITDA, as defined, on a monthly basis. Interest rates on Term Loans, borrowings under the Revolving Credit Facility and issued letters of credit increased 0.25%. In addition, automatic increases in the interest rates will occur on August 2, 2001, January 2, 2002, April 1, 2002, July 1, 2002 and October 1, 2002 of 0.25%, 0.50%, 0.25%, 0.25%
and 0.25%, respectively. Interest payments on all ABR loans, Eurodollar loans and issued letters of credit are required on a monthly basis rather than quarterly.

    Also due to the March 19, 2001 amendment, the maturity dates of Tranche B and Tranche C of the Term Loans were changed to November 15, 2002 from their original maturity dates of November 15, 2004 and November 15, 2005, respectively. Annual scheduled principal payments due through October 15, 2002 did not change. However, the amendment requires additional minimum cumulative prepayments on the Term Loans by the dates specified below as follows:

October 15, 2001............................................  $ 6,000,000
January 15, 2002............................................    7,500,000
April 15, 2002..............................................    8,500,000
July 15, 2002...............................................   10,000,000

Any remaining unpaid balances due on Tranches B and C of the Term Loans will be paid on November 15, 2002.

    FICC paid a fee of approximately $256,000 to the lenders in connection with this amendment. Also, unless all obligations under the New Credit Facility are satisfied prior to September 30, 2001, FICC will pay an additional fee of approximately $512,000 on that date. If all obligations under the New Credit Facility are satisfied prior to September 30, 2001, the additional fee will be payable at that time and will be reduced to approximately $128,000. References herein to the New Credit Facility shall mean as amended on March 19, 2001.

    As of December 31, 2000, the interest rates in effect for FICC's Term Loans were 9.76%, 9.76% and 10.01% for Tranches A, B, and C, respectively. As of December 31, 2000, the one-month and three-month Eurodollar rates were 6.565% and 6.403%, respectively. The interest rates on the Company's Revolving Credit Facility were 11% for ABR borrowings and 9.76% for Eurodollar borrowings under this facility.

    There are no principal payments due in 2001 on the Term Loans as a result of Excess Cash Flow, as defined, for 2000. Annual scheduled principal payments including the additional minimum prepayment due under the Term Loans in 2001 total $13.0 million. The balance of the Term Loans of $25.4 million is due in 2002. In addition, the Term Loans will be permanently reduced by (i) specified percentages of each year's Excess Cash Flow (as defined), (ii) specified percentages of the aggregate net cash proceeds from certain issuances of indebtedness and (iii) 100% of the aggregate net cash proceeds from asset sales (as defined) subject to certain exceptions (see Note 20 in Notes to Consolidated Financial Statements) and certain insurance claim proceeds, in each case in this clause (iii), in excess of stated maximum amounts or not re-employed within 180 days in the Company's business. Any such applicable proceeds and Excess Cash Flow are applied to the Term Loans in inverse order of maturity.

    As of December 31, 2000 and January 2, 2000, total letters of credit issued were $10.2 million and $10.8 million, respectively. During 2000, 1999 and 1998, there were no drawings against the letters of credit. The Letter of Credit Facility matures on November 15, 2002.

    As of December 31, 2000 and January 2, 2000, the unused portion of the revolver was $5.0 million and $34.0 million, respectively. The total average unused portions of the revolver and letters of credit commitments were $23.9 million, $23.4 million and $35.7 million for 2000, 1999 and 1998, respectively. The Revolving Credit Facility matures on November 15, 2002.

    The Notes and New Credit Facility include certain restrictive covenants including limitations on indebtedness, limitations on restricted payments such as dividends and stock repurchases and limitations on sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures and requires the Company to comply with certain financial covenants.

    The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities, to continue to renovate and re-image existing restaurants, to convert restaurants and to construct new restaurants. Capital expenditures for 2001 are anticipated to be $15.0 million in the aggregate, of which $8.5 million is expected to be spent on restaurant operations. The Company's actual 2001 capital expenditures may vary from the estimated amounts set forth herein.

    In addition, the Company will need capital in connection with commitments to purchase approximately $83.3 million of raw materials, food products and supplies used in the normal course of business and its self-insurance through retentions or deductibles of the majority of its workers' compensation, automobile, general liability and group health insurance programs. The Company's self-insurance obligations may exceed its reserves.

    The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the New Credit Facility, as amended, will be sufficient to meet the Company's anticipated operating and capital requirements for the foreseeable future.

    RECENT DEVELOPMENTS

    The Company and its largest franchisee, Davco Restaurants, Inc. ("Davco") have agreed to terminate their agreement as the exclusive developer of new Friendly's restaurants in Maryland, Delaware, the District of Columbia and northern Virginia, effective December 28, 2000. As a result of this agreement, Davco has the right to close up to 17 locations in the near future, while operating the remaining 31 locations under their respective existing franchise agreements until such time as a new franchisee is found for those locations. In the event that any of the 31 locations have not been refranchised prior to December 28, 2001, the existing franchise agreements for those locations will be modified to permit Davco an early termination of such franchise agreements (subject to liquidated damages on 22 of the 31 franchise agreements). The Company granted certain concessions to the franchisee and the franchisee forfeited the remaining unearned development fees, which were paid to the Company in 1997 when the development agreement was signed. Accordingly, the deferred development fees of $1,029,000 were recorded as revenue in 2000.

    On April 13, 2001, the Company executed an agreement granting J&B Restaurants Partners of Long Island Holding Co., LLC ("J&B") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in the franchising regions of Nassau and Suffolk Counties in Long Island, New York (the "J&B Agreement"). Pursuant to the J&B Agreement, J&B purchased certain assets and rights in 31 existing Friendly's restaurants and committed to open an additional 29 restaurants over the next 12 years. The transaction price was approximately $19,950,000, of which approximately $4,250,000 was received in a note. The cash proceeds were used to prepay approximately

$4.7 million on the Term Loans with the remaining balance being applied to the Revolving Credit Facility. The 5-year note bears interest at an annual rate of 11% using a 20-year amortization schedule. Payments are due monthly through the five years with a balloon payment due at the end of five years.

    NET OPERATING LOSS CARRYFORWARDS

    As of December 31, 2000, the Company has federal net operating loss ("NOL") carryforwards of approximately $37.5 million. Because of a change of ownership of the Company pursuant to Section 382 of the Internal Revenue Code on March 26, 1996, $21.3 million of the NOL carryforward can be used only to offset current or future taxable income to the extent that any additional net unrealized built-in gains which existed at March 26, 1996, are recognized by March 26, 2001. Consequently, as of January 2, 2000, a valuation allowance had been placed against the $21.3 million of NOL carryforward. During 2000, built-in gains in excess of the $21.3 million were recognized which resulted in the removal of the valuation allowance in 2000. The Common Stock Offering in November 1997 resulted in the Company having another change of ownership pursuant to Section 382 of the Internal Revenue Code. Accordingly, in tax years ending after the Common Stock Offering, the Company is limited in how much of its NOLs it can utilize. The amount of NOLs which may be used each year prior to any built-in gains being triggered is approximately $2.4 million. The NOLs expire, if unused, between 2006 and 2019. In addition, the NOL carryforwards are subject to adjustment upon review by the Internal Revenue Service.

    INFLATION

    The inflationary factors which have historically affected the Company's results of operations include increases in the costs of cream, sweeteners, purchased food, labor and other operating expenses. Approximately 15% of wages paid in the Company's restaurants are impacted by changes in the federal or state minimum hourly wage rate. Accordingly, changes in the federal or state minimum hourly wage rates directly affect the Company's labor cost. The Company is able to minimize the impact of inflation on occupancy costs by owning the underlying real estate for approximately 40% of its restaurants. The Company and the restaurant industry typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that the Company will be able to offset such inflationary cost increases in the future.

    SEASONALITY

    Due to the seasonality of frozen dessert consumption, and the effect from time to time of weather on patronage of the restaurants, the Company's revenues and EBITDA are typically higher in its second and third quarters.

    GEOGRAPHIC CONCENTRATION

    Approximately 89% of the Company-owned restaurants are located, and substantially all of its retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to this geographic region may adversely affect the Company more than certain of its competitors which are more geographically diverse.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives," which provides guidance on the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company adopted EITF No. 00-14 on July 3, 2000. As a result, the Company has reclassified certain retail selling expenses against retail revenue for all periods presented herein.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 specifically sets forth criteria which must be met in order for revenue to be recognized. The Company adopted SAB No. 101 on January 3, 2000. The adoption of SAB No. 101 did not have any effect on the Company's consolidated financial position or results of operations as the Company's revenue recognition policies complied with the provisions of SAB No. 101.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Since the Company's commodity option contracts do not meet the criteria for hedge accounting, changes in the value of the commodity option contracts will be recognized monthly in earnings. The impact of adopting SFAS No. 133 on the Company's consolidated financial statements at January 1, 2001 was approximately $100,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    The Company has market risk exposure to interest rates on its fixed and variable rate debt obligations. The Company does not enter into contracts for trading purposes. The information below summarizes the Company's market risk associated with debt obligations and derivative financial instruments as of December 31, 2000, after giving effect to the March 2001 amendment. For debt obligations, the table presents principal cash flows and related average interest rates by expected year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate quarterly spot rate observations as of year-end.

                           EXPECTED YEAR OF MATURITY
                                 (in thousands)

DESCRIPTION                        2001       2002       2003       2004       2005     THEREAFTER    TOTAL     FAIR VALUE
-----------                      --------   --------   --------   --------   --------   ----------   --------   ----------
Liabilities:
Fixed Rate:
  Senior Notes.................       --         --         --         --          --    $200,000    $200,000    $115,000
  Fixed Interest Rate..........                                                             10.50%      10.50%         --

Variable Rate:
  Tranche A Term Loan..........   $6,873         --         --         --          --          --       6,873       6,873
  Average Interest Rate........     9.26%        --         --         --          --          --        9.26%         --

  Tranche B Term Loan..........    3,867    $15,999         --         --          --          --      19,866      19,866
  Average Interest Rates.......     8.70%      8.71%        --         --          --          --        8.71%         --

  Tranche C Term Loan..........    2,289      9,436         --         --          --          --      11,725      11,725
  Average Interest Rates.......     8.95%      8.96%        --         --          --          --        8.96%         --

  Revolving Credit Facility....       --     50,000         --         --          --          --      50,000      50,000
  Average Interest Rate........       --       7.69%        --         --          --          --        7.69%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    For a listing of consolidated financial statements which are included in this document see page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

    Information regarding directors and Section 16(a) Compliance is incorporated herein by reference from the Sections entitled "Proposal 1-Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference from the Sections entitled "Proposal 1--Election of Directors--Director Compensation" and "Executive Compensation" of the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference from the Section entitled "Stock Ownership" of the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference from the Section entitled "Executive Compensation-Certain Relationships and Related Transactions" of the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2000.

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

                                                       FRIENDLY ICE CREAM CORPORATION

                                                       BY:
                                                            -----------------------------------------
                                                            NAME: PAUL J. MCDONALD
                                                            TITLE: EXECUTIVE VICE PRESIDENT,
                                                                  CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                             TITLE (CAPACITY)               DATE
                      ---------                             ----------------               ----
                                                       Chairman of the Board and
                                                         Chief Executive Officer
     -------------------------------------------         (Principal Executive         April 16, 2001
                   Donald N. Smith                       Officer and Director)

                                                       Executive Vice President
                                                         and Chief Financial
     -------------------------------------------         Officer (Principal           April 16, 2001
                  Paul J. Mcdonald                       Financial and Accounting
                                                         Officer)

     -------------------------------------------       Director                       April 16, 2001
              Charles A. Ledsinger, Jr.

     -------------------------------------------       Director                       April 16, 2001
                   Steven L. Ezzes

     -------------------------------------------       Director                       April 16, 2001
                  Burton J. Manning

     -------------------------------------------       Director                       April 16, 2001
                   Michael J. Daly

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 2000 and
    January 2, 2000.........................................    F-3
  Consolidated Statements of Operations for the Years Ended
    December 31, 2000, January 2, 2000 and December 27,
    1998....................................................    F-4
  Consolidated Statements of Changes in Stockholders'
    Deficit for the Years Ended December 31, 2000,
    January 2, 2000 and December 27, 1998...................    F-5
  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000, January 2, 2000 and December 27,
    1998....................................................    F-6
Notes to Consolidated Financial Statements..................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Friendly Ice Cream Corporation:

    We have audited the accompanying consolidated balance sheets of Friendly Ice Cream Corporation (a Massachusetts corporation) and subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Friendly Ice Cream Corporation and subsidiaries as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 9, 2001 (except with respect to matters discussed in Notes 2, 6 and 20, as to which the date is April 16, 2001)

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,   JANUARY 2,
                                                                  2000          2000
                                                              ------------   ----------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  14,584    $  12,062
  Restricted cash...........................................        1,737        2,066
  Accounts receivable.......................................        6,158        3,924
  Inventories...............................................       11,570       11,352
  Deferred income taxes.....................................       10,395        5,657
  Prepaid expenses and other current assets.................        3,141        6,298
                                                                ---------    ---------
TOTAL CURRENT ASSETS........................................       47,585       41,359
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
  amortization..............................................      226,057      289,839
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated
  amortization of $11,142 and $8,825 at December 31, 2000
  and January 2, 2000, respectively.........................       21,529       23,613
OTHER ASSETS................................................        2,050        1,559
                                                                ---------    ---------
TOTAL ASSETS................................................    $ 297,221    $ 356,370
                                                                =========    =========
           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $  13,029    $  13,673
  Current maturities of capital lease and finance
    obligations.............................................        2,143        1,688
  Accounts payable..........................................       20,100       26,073
  Accrued salaries and benefits.............................       10,957       13,889
  Accrued interest payable..................................        3,515        4,006
  Insurance reserves........................................       13,095        9,748
  Restructuring reserve.....................................        5,571           --
  Other accrued expenses....................................       13,796       20,106
                                                                ---------    ---------
TOTAL CURRENT LIABILITIES...................................       82,206       89,183
                                                                =========    =========
DEFERRED INCOME TAXES.......................................       13,276       29,747
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current
  maturities................................................        8,223        7,913
LONG-TERM DEBT, less current maturities.....................      275,435      292,432
OTHER LONG-TERM LIABILITIES.................................       18,064       26,800
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value; authorized 50,000,000 shares at December 31, 2000 and January 2, 2000; 7,393,857 and
    7,480,692 shares issued and outstanding at December 31,
    2000 and January 2, 2000, respectively..................           74           75
  Preferred stock, $.01 par value; authorized 1,000,000
    shares at December 31, 2000 and January 2, 2000; no
    shares issued and outstanding at December 31, 2000 and
    January 2, 2000.........................................           --           --
  Additional paid-in capital................................      138,988      138,459
  Accumulated deficit.......................................     (239,045)    (228,239)
                                                                ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT.................................      (99,983)     (89,705)
                                                                ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.................    $ 297,221    $ 356,370
                                                                =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    FOR THE YEARS ENDED
                                                          ----------------------------------------
                                                          DECEMBER 31,   JANUARY 2,   DECEMBER 27,
                                                              2000          2000          1998
                                                          ------------   ----------   ------------
REVENUES................................................    $599,739      $686,872      $657,537
COSTS AND EXPENSES:
  Cost of sales.........................................     196,181       206,293       204,786
  Labor and benefits....................................     187,641       228,492       211,581
  Operating expenses....................................     123,171       142,863       133,554
  General and administrative expenses...................      41,758        46,675        45,048
  Restructuring expenses (Note 9).......................      12,056            --            --
  Relocation of manufacturing and distribution facility
    (Note 17)...........................................          --         1,175           945
  Write-downs of property and equipment (Note 5)........      20,834         1,913         1,132
  Depreciation and amortization.........................      30,750        34,989        33,449
Gain on franchise sales of restaurant operations and
  properties............................................      (5,307)       (2,574)       (1,005)
Gains on sales of other property and equipment, net.....      (6,371)         (534)         (193)
                                                            --------      --------      --------
OPERATING (LOSS) INCOME.................................        (974)       27,580        28,240
Interest expense, net of capitalized interest of $109,
  $397 and $525 and interest income of $219, $132 and
  $278 for the years ended December 31, 2000,
  January 2, 2000 and December 27, 1998, respectively...      31,053        33,694        31,838
(Recovery of write-down of) write-down of and equity in
  net loss of joint venture (Note 19)...................          --          (896)        4,828
                                                            --------      --------      --------
LOSS BEFORE BENEFIT FROM INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE..............     (32,027)       (5,218)       (8,426)
Benefit from income taxes...............................      21,221         5,937         3,455
                                                            --------      --------      --------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE..................................     (10,806)          719        (4,971)
Cumulative effect of change in accounting principle, net
  of income tax benefit of $222 (Note 3)................          --          (319)           --
                                                            --------      --------      --------
NET (LOSS) INCOME.......................................    $(10,806)     $    400      $ (4,971)
                                                            ========      ========      ========
BASIC AND DILUTED (LOSS) INCOME PER SHARE:
  (Loss) income before cumulative effect of change in
    accounting principle................................    $  (1.45)     $   0.09      $  (0.67)
  Cumulative effect of change in accounting principle,
    net of income tax benefit...........................          --         (0.04)           --
                                                            --------      --------      --------
  Net (loss) income.....................................    $  (1.45)     $   0.05      $  (0.67)
                                                            ========      ========      ========
WEIGHTED AVERAGE SHARES:
  Basic.................................................       7,429         7,491         7,452
                                                            ========      ========      ========
  Diluted...............................................       7,429         7,499         7,452
                                                            ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                             (DOLLARS IN THOUSANDS)

                                                                                          ACCUMULATED
                                           COMMON STOCK       ADDITIONAL                     OTHER
                                       --------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE
                                        SHARES      AMOUNT     CAPITAL       DEFICIT        INCOME        TOTAL
                                       ---------   --------   ----------   -----------   -------------   --------
BALANCE, DECEMBER 28, 1997...........  7,441,290     $74       $137,175     $(223,668)        $ 58       $(86,361)
                                       ---------     ---       --------     ---------         ----       --------
Comprehensive (loss) income:
  Net loss...........................         --      --             --        (4,971)          --         (4,971)
  Translation adjustment.............         --      --             --            --            9              9
                                       ---------     ---       --------     ---------         ----       --------
Total comprehensive loss.............         --      --             --        (4,971)           9         (4,962)
                                       ---------     ---       --------     ---------         ----       --------
Stock compensation expense...........     20,310       1            721            --           --            722
                                       ---------     ---       --------     ---------         ----       --------
BALANCE, DECEMBER 27, 1998...........  7,461,600      75        137,896      (228,639)          67        (90,601)
                                       ---------     ---       --------     ---------         ----       --------
Comprehensive income (loss):
  Net income.........................         --      --             --           400           --            400
  Translation adjustment.............         --      --             --            --          (67)           (67)
                                       ---------     ---       --------     ---------         ----       --------
Total comprehensive income...........         --      --             --           400          (67)           333
                                       ---------     ---       --------     ---------         ----       --------
Stock compensation expense...........     19,092      --            563            --           --            563
                                       ---------     ---       --------     ---------         ----       --------
BALANCE, JANUARY 2, 2000.............  7,480,692      75        138,459      (228,239)          --        (89,705)
Net loss and comprehensive loss......         --      --             --       (10,806)          --        (10,806)
Shares forfeited in connection with
  Restricted Stock Plan..............    (86,835)     (1)             1            --           --             --
Stock compensation expense...........         --      --            528            --           --            528
                                       ---------     ---       --------     ---------         ----       --------
BALANCE, DECEMBER 31, 2000...........  7,393,857     $74       $138,988     $(239,045)        $ --       $(99,983)
                                       =========     ===       ========     =========         ====       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     FOR THE YEARS ENDED
                                                           ----------------------------------------
                                                           DECEMBER 31,   JANUARY 2,   DECEMBER 27,
                                                               2000          2000          1998
                                                           ------------   ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income........................................    $ (10,806)   $     400      $ (4,971)
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
      Cumulative effect of change in accounting
        principle, net of income tax benefit.............           --          319            --
      Stock compensation expense.........................          528          563           722
      Relocation of manufacturing and distribution
        facility.........................................           --        1,033           945
      Depreciation and amortization......................       30,750       34,989        33,449
      Write-downs of property and equipment..............       20,834        1,913         1,132
      Deferred income tax benefit........................      (21,209)      (5,815)       (3,435)
      (Gain) loss on asset retirements and sales.........       (9,433)      (1,974)          123
      (Recovery of write-down of) write-down of and
        equity in net loss of joint venture..............           --          (69)        4,828
      Changes in operating assets and liabilities:
        Accounts receivable..............................       (2,234)       1,642         2,110
        Inventories......................................         (218)       4,208           111
        Other assets.....................................        3,339       (1,825)       (1,596)
        Accounts payable.................................       (5,973)        (387)        2,509
        Accrued expenses and other long-term
          liabilities....................................       (9,551)        (446)       (3,062)
                                                             ---------    ---------      --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES......       (3,973)      34,551        32,865
                                                             ---------    ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment......................      (18,773)     (41,388)      (51,172)
Proceeds from sales of property and equipment............       44,834       17,463         2,852
Proceeds from sale of joint venture......................           --        1,150            --
                                                             ---------    ---------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES......       26,061      (22,775)      (48,320)
                                                             ---------    ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other borrowings...........................      125,000      109,000        69,258
Repayments of debt.......................................     (142,641)    (117,979)      (56,133)
Repayments of capital lease and finance obligations......       (1,925)      (1,759)       (1,720)
                                                             ---------    ---------      --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES......      (19,566)     (10,738)       11,405
                                                             ---------    ---------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..................           --          (67)            9
                                                             ---------    ---------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....        2,522          971        (4,041)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.............       12,062       11,091        15,132
                                                             ---------    ---------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR...................    $  14,584    $  12,062      $ 11,091
                                                             =========    =========      ========
SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) during the year for:
  Interest...............................................    $  30,436    $  31,131      $ 30,784
  Income taxes...........................................           56         (387)          532
Capital lease obligations incurred.......................        3,674           --           608
Capital lease obligations terminated.....................          984           62           384
Notes received from sales of property and equipment......          577          600            --

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

    In November 1997, FICC completed a public offering of five million shares of its common stock (the "Common Stock Offering") for net proceeds of $81.9 million and a public offering of $200 million of Senior Notes (collectively, the "Offerings"). Concurrent with the Offerings, FICC entered into a new senior secured credit facility consisting of (i) $90 million of term loans, (ii) a $55 million revolving credit facility and (iii) a $15 million letter of credit facility (collectively, the "New Credit Facility"). Proceeds from the Offerings and the New Credit Facility were primarily used to repay the $353.7 million outstanding under FICC's previous credit facility (collectively, the "Recapitalization").

    References herein to "Friendly's" or the "Company" refer to Friendly Ice Cream Corporation, its predecessor and its consolidated subsidiaries; references herein to "FICC" refer to Friendly Ice Cream Corporation and not its subsidiaries; and as used herein, "Northeast" refers to the Company's core markets, which include Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.

2. NATURE OF OPERATIONS

    As of December 31, 2000, Friendly's owned and operated 449 full-service restaurants and franchised 122 restaurants and five cafes. The Company manufactures and distributes a full line of frozen dessert products. These products are distributed to Friendly's restaurants and cafes and supermarkets and other retail locations in 17 states. The restaurants offer a wide variety of breakfast, lunch and dinner menu items as well as frozen dessert products. For the years ended December 31, 2000, January 2, 2000 and December 27, 1998, restaurant sales were approximately 85%, 90% and 91%, respectively, of the Company's revenues. As of December 31, 2000, January 2, 2000 and December 27, 1998, approximately 89%, 88% and 86%, respectively, of the Company-owned restaurants were located in the Northeast United States. As a result, a severe or prolonged economic recession in this geographic area may adversely affect the Company more than certain of its competitors which are more geographically diverse.

    Since 1997, the Company has entered into several amendments related to covenant violations on its credit facility (see Note 6). In March 2001, under the terms of the seventh amendment, covenant requirements, interest rates and principal payments were revised. The credit facility matures in November 2002 and principal payments of approximately $13,029,000 are due on the term loans in 2001. The Company is in the process of exploring various refinancing alternatives. The Company believes that based on the terms of the seventh amendment, the Company has adequate cash and availability on its revolving credit facility to meet its obligations through June 30, 2002. Additionally, the Company believes that it can comply with the revised covenant requirements under the amendment.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--

    The consolidated financial statements include the accounts of FICC and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

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

    INVENTORIES--

    Inventories are stated at the lower of first-in, first-out cost or market. Inventories at December 31, 2000 and January 2, 2000 were (in thousands):

                                                        DECEMBER 31,   JANUARY 2,
                                                            2000          2000
                                                        ------------   ----------
Raw materials.........................................     $ 1,307       $   354
Goods in process......................................          66           126
Finished goods........................................      10,197        10,872
                                                           -------       -------
Total.................................................     $11,570       $11,352
                                                           =======       =======

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RESTRICTED CASH--

    Restaurant Insurance Corporation ("RIC"), an insurance subsidiary, is required by the reinsurer of RIC to hold assets in trust whose value is at least equal to certain of RIC's outstanding estimated insurance claim liabilities. Accordingly, as of December 31, 2000 and January 2, 2000, cash of approximately $1,737,000 and $2,066,000, respectively, was restricted.

    PROPERTY AND EQUIPMENT--

    Property and equipment are carried at cost except for impaired assets which are reduced to fair value less estimated cost to sell. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

    Buildings--30 years

    Building improvements and leasehold improvements--lesser of lease term or 20 years

    Equipment--3 to 10 years

    At December 31, 2000 and January 2, 2000, property and equipment included (in thousands):

                                                       DECEMBER 31,   JANUARY 2,
                                                           2000          2000
                                                       ------------   ----------
Land.................................................    $  53,907    $  69,901
Buildings and improvements...........................      113,719      127,967
Leasehold improvements...............................       36,737       44,777
Assets under capital leases..........................       12,717       12,676
Equipment............................................      251,980      293,263
Construction in progress.............................        5,698        8,291
                                                         ---------    ---------
Property and equipment...............................      474,758      556,875
Less: accumulated depreciation and amortization......     (248,701)    (267,036)
                                                         ---------    ---------
Property and equipment, net..........................    $ 226,057    $ 289,839
                                                         =========    =========

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

    The Company reviews each restaurant property quarterly to determine which properties will be disposed of, if any. This determination is made based on poor operating results, deteriorating property values and other factors. The Company recognizes an impairment has occurred when the carrying value

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
of property exceeds its estimated fair value, which is estimated based on the Company's experience selling similar properties and local market conditions, less costs to sell.

    RESTAURANT PRE-OPENING COSTS--

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires entities to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long-lived assets and is effective for fiscal years beginning after December 15, 1998. In accordance with this statement, on December 28, 1998, the Company expensed previously deferred restaurant pre-opening costs of approximately $541,000. This transaction has been reflected as a cumulative effect of a change in accounting principle of $319,000, net of the income tax benefit of $222,000, in the accompanying consolidated statement of operations for the year ended January 2, 2000.

    INTERNAL USE SOFTWARE--

    In accordance with SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs incurred in the development of internally used software if the criteria under SOP No. 98-1 have been met.

    RESTAURANT CLOSURE COSTS--

    Restaurant closure costs are recognized when a decision is made to close a restaurant. Restaurant closure costs primarily represent writing down the carrying amount of a restaurant's assets to the estimated fair market value less costs of disposal and the net present value of any remaining operating lease payments after the expected closure date.

    INSURANCE RESERVES--

    The Company is self-insured through retentions or deductibles for the majority of its workers' compensation, automobile, general liability, employer's liability, product liability and group health insurance programs. Self-insurance amounts vary up to $500,000 per occurrence. Insurance with third parties, some of which is then reinsured through RIC, is in place for claims in excess of these self-insured amounts. RIC assumed 100% of the risk from $500,000 to $1,000,000 per occurrence through September 2, 2000 for the Company's workers' compensation, general liability, employer's liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. The Company's and RIC's liability for estimated incurred losses are actuarially determined and recorded in the accompanying consolidated financial statements on an undiscounted basis.

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ADVERTISING--

    The Company expenses advertising costs as incurred. For the years ended December 31, 2000, January 2, 2000 and December 27, 1998, advertising expenses were approximately $17,955,000, $21,508,000 and $18,845,000, respectively.

    EARNINGS PER SHARE--

    Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock equivalents which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 4,761,000 and 5,688,000 for the years ended December 31, 2000 and December 27, 1998, respectively.

    Presented below is the reconciliation between basic and diluted weighted average shares (in thousands):

                                                                   FOR THE YEARS ENDED
                                                 -------------------------------------------------------
                                                 DECEMBER 31, 2000   JANUARY 2, 2000   DECEMBER 27, 1998
                                                 -----------------   ---------------   -----------------
Basic weighted average number of shares
  outstanding..................................        7,429              7,491              7,452
Assumed exercise of stock options..............           --                  8                 --
                                                       -----              -----              -----
Diluted weighted average number of shares
  outstanding..................................        7,429              7,499              7,452
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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 specifically

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
sets forth criteria which must be met in order for revenue to be recognized. The Company adopted SAB No. 101 on January 3, 2000. The adoption of SAB No. 101 did not have any effect on the Company's consolidated financial position or results of operations as the Company's revenue recognition policies complied with the provisions of SAB No. 101.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Since the Company's commodity option contracts do not meet the criteria for hedge accounting, changes in the value of the commodity option contracts will be recognized monthly in earnings. The impact of adopting SFAS No. 133 on the Company's consolidated financial statements at January 1, 2001 was approximately $100,000.

4. INTANGIBLE ASSETS AND DEFERRED COSTS

    Intangible assets and deferred costs net of accumulated amortization as of December 31, 2000 and January 2, 2000 were (in thousands):

                                                              DECEMBER 31, 2000   JANUARY 2, 2000
                                                              -----------------   ---------------
Marks license agreement for the right to use various
  trademarks and service marks amortized over a 40-year life
  on a straight-line basis..................................       $12,900            $13,366
Deferred financing costs amortized over the terms of the
  related loans on an effective yield basis.................         7,973              9,556
Other.......................................................           656                691
                                                                   -------            -------
Intangible assets and deferred costs, net...................       $21,529            $23,613
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

5. WRITE-DOWNS OF PROPERTY AND EQUIPMENT

    In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next
24 months (see Note 9). The 151 restaurants in the restructuring were generally lower sales volume units operating in markets in which management believes the Company

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

5. WRITE-DOWNS OF PROPERTY AND EQUIPMENT (CONTINUED) has a strong market penetration. The Company determined that the carrying values of certain of these properties exceeded their estimated fair values less costs to sell. Accordingly, the carrying values of 69 of the 81 locations closed at the end of March 2000 were reduced by an aggregate of $7.8 million and the carrying values of 64 of the 70 locations which will be disposed of over the next 24 months were reduced by an aggregate of $9.2 million during the year ended December 31, 2000. In addition to these properties, it was determined that the carrying values of an additional 12 properties exceeded their estimated fair values less costs to sell. The carrying values of these 12 properties were reduced by an aggregate of $2.7 million and the carrying values of eight properties leased to Davco were reduced by an aggregate of $1.1 million (see
Note 10).

    As of December 31, 2000, the Company had sold 45 of the 151 restructuring properties, of which 33 were included in the 81 restaurants which were closed in March 2000. In addition, the Company has terminated its lease obligations at 33 restructuring properties, of which 24 were included in the list of 81 restaurants which were closed in March 2000. At December 31, 2000, the carrying values of the remaining 73 properties to be disposed of was $7.0 million and is reflected in the accompanying consolidated balance sheets as property and equipment, net. As a result of the sales of closed properties from the restructuring, the Company recognized gains of approximately $5.6 million for the year ended December 31, 2000. Based on information currently available, management believes that the carrying value of the remaining 73 properties to be disposed of as of December 31, 2000 is realizable.

    At December 31, 2000 there were 83 properties held for disposition, which include 73 properties remaining from the restructuring above, five properties that were closed in 1999 and five additional properties. At January 2, 2000 and December 27, 1998, there were 39 and 25 restaurant properties held for disposition, respectively. The Company determined that the carrying values of certain of these properties exceeded their estimated fair values less costs to sell. Accordingly, during the year ended January 2, 2000, the carrying values of 19 properties were reduced by an aggregate of $1,913,000 and during the year ended December 27, 1998, the carrying values of nine properties were reduced by an aggregate of $912,000.

    The aggregate operating loss for the properties held for disposition as of December 31, 2000 was $1,287,000 for the year ended December 31, 2000. The aggregate carrying value of the properties held for disposition at December 31, 2000, January 2, 2000 and December 27, 1998 was approximately $8,946,000, $5,476,000 and $2,570,000, respectively, which is included in property and equipment, net in the accompanying consolidated balance sheets.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

6. DEBT

    Debt at December 31, 2000 and January 2, 2000 consisted of the following (in thousands):

                                                        DECEMBER 31,   JANUARY 2,
                                                            2000          2000
                                                        ------------   ----------
Senior Notes, 10.50%, due December 1, 2007............    $200,000      $200,000
New Credit Facility:
  Revolving Credit Facility, due November 15, 2002....      50,000        21,000
  Term Loans:
    Tranche A, due January 15, 2001 through July 15,
    2001..............................................       6,873        30,512
    Tranche B, due January 15, 2001 through November
    15, 2002..........................................      19,866        33,563
    Tranche C, due January 15, 2001 through November
    15, 2002..........................................      11,725        20,977
Other.................................................          --            53
                                                          --------      --------
                                                           288,464       306,105
Less: current portion.................................     (13,029)      (13,673)
                                                          --------      --------
Total long-term debt..................................    $275,435      $292,432
                                                          ========      ========

    Principal payments due as of December 31, 2000 (pro forma, after giving effect for the March 19, 2001 amendment) were as follows (in thousands):

YEAR                                                           AMOUNT
----                                                          --------
2001........................................................  $ 13,029
2002........................................................    75,435
2003........................................................        --
2004........................................................        --
2005........................................................        --
Thereafter..................................................   200,000
                                                              --------
Total.......................................................  $288,464
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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

6. DEBT (CONTINUED)
    Effective December 27, 1998, the New Credit Facility was amended. In connection with this amendment, certain covenants were changed and interest rates on borrowings were increased. The per annum interest rates on drawings under the Revolving Credit Facility increased 0.25% and 0.50% for Eurodollar and ABR loans, respectively. The per annum interest rates on Tranches A, B and C of Eurodollar Term Loans increased 0.25% and the per annum interest rates on ABR Term Loans increased 0.50%, 0.25% and 0.25% for Tranches A, B and C, respectively. The per annum interest rate on amounts issued but undrawn under the Letter of Credit Facility increased 0.25%. FICC paid a fee of approximately $1,077,000 to the lenders in connection with this amendment. Such fee is included in deferred financing costs. As a result of this amendment, interest rates on the FICC's Term Loans increased to 8.0%, 8.0% and 8.25% for Tranches A, B and C, respectively, as of December 27, 1998. The interest rates on the FICC's Revolving Credit Facility increased to 9.0% for ABR borrowings and 8.31% and 8.37% for the two outstanding Eurodollar borrowings under this facility as of December 27, 1998.

    Additionally, effective December 31, 1999, the New Credit Facility was again amended. As a result of this amendment, the consolidated leverage ratio covenant was revised for the fourth quarter ended January 2, 2000. FICC did not incur any expenses associated with this amendment. As of January 2, 2000, the one-month and three-month Eurodollar rates were 5.84% and 6.00%, respectively. As of January 2, 2000, the interest rates in effect for FICC's Term Loans were 8.97%, 8.97% and 9.22% for Tranches A, B and C, respectively. The interest rates on FICC's Revolving Credit Facility were 9.75% for ABR borrowings and 8.97% for Eurodollar borrowings under this facility.

    In connection with the March restructuring plan, FICC's credit facility was again amended on March 23, 2000. The consolidated net worth covenant was adjusted primarily to reflect the write-down of property and equipment and restructuring charges associated with the restructuring plan. Additionally, interest rates on borrowings were increased. The per annum interest rates on the Term Loans, Revolving Credit Facility and the Letter of Credit Facility were increased by 0.25% as a result of this amendment.

    On March 19, 2001, the credit facility was again amended. All of the existing financial covenants were amended, including the December 31, 2000 covenant requirements, and a new financial covenant was added beginning in 2001 requiring minimum cumulative Consolidated EBITDA, as defined, on a monthly basis. Interest rates on Term Loans, borrowings under the Revolving Credit Facility and issued letters of credit increased 0.25%. In addition, automatic increases in the interest rates will occur on August 2, 2001, January 2, 2002, April 1, 2002, July 1, 2002 and October 1, 2002 of 0.25%, 0.50%, 0.25%, 0.25%
and 0.25%, respectively. Interest payments on all ABR loans, Eurodollar loans and issued letters of credit are required on a monthly basis rather than quarterly.

    Also due to the March 19, 2001 amendment, the maturity dates of Tranche B and Tranche C of the Term Loans were changed to November 15, 2002 from their original maturity dates of November 15, 2004 and November 15, 2005, respectively. Annual scheduled principal payments due

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

6. DEBT (CONTINUED)
through October 15, 2002 did not change. However, the amendment requires additional minimum cumulative prepayments on the Term Loans by the dates specified below as follows:

October 15, 2001............................................  $6,000,000
January 15, 2002............................................   7,500,000
April 15, 2002..............................................   8,500,000
July 15, 2002...............................................  10,000,000

    Any remaining unpaid balances due on Tranches B and C of the Term Loans will be paid on November 15, 2002.

    FICC paid a fee of approximately $256,000 to the lenders in connection with this amendment. Also, unless all obligations under the New Credit Facility are satisfied prior to September 30, 2001, FICC will pay an additional fee of approximately $512,000 on that date. If all obligations under the New Credit Facility are satisfied prior to September 30, 2001, the additional fee will be payable at that time and will be reduced to approximately $128,000. References herein to the New Credit Facility shall mean as amended on March 19, 2001.

    As of December 31, 2000, the interest rates in effect for the Company's Term Loans were 9.76%, 9.76% and 10.01% for the Tranches A, B, and C, respectively. As of December 31, 2000, the one-month and three-month Eurodollar rates were 6.565% and 6.403%, respectively. The interest rates on the Revolving Credit Facility were 11% for ABR borrowings and 9.76% for Eurodollar borrowings under this facility.

    Annual scheduled principal payments including the additional minimum prepayment due under the Term Loans in 2001 total $13,029,000. The balance of the Term Loans of $25,435,000 is due in 2002. In addition, the Term Loans will be permanently reduced by (i) specified percentages of each year's Excess Cash Flow (as defined), (ii) specified percentages of the aggregate net cash proceeds from certain issuances of indebtedness and (iii) 100% of the aggregate net cash proceeds from asset sales (as defined) subject to certain exceptions (see
Note 20) and certain insurance claim proceeds, in each case in this clause (iii), in excess of stated maximum amounts or not re-employed within 180 days in the Company's business. Any such applicable proceeds and Excess Cash Flow are applied to the Term Loans in inverse order of maturity. There are no principal payments due in 2001 on the Term Loans as a result of Excess Cash Flow for 2000. There were no principal payments made in 2000 on the Term Loans as a result of Excess Cash Flow for 1999.

    As of December 31, 2000 and January 2, 2000, total letters of credit issued were $10,199,000 and $10,774,000, respectively. During the years ended
December 31, 2000, January 2, 2000 and December 27, 1998, there were no drawings against the letters of credit. The Letter of Credit Facility matures on November 15, 2002.

    As of December 31, 2000 and January 2, 2000, the unused portion of the revolver was $5,000,000 and $34,000,000, respectively. The total average unused portions of the revolver and letters of credit commitments were $23,932,000, $23,385,000 and $35,708,000 for the years ended December 31, 2000, January 2, 2000, and December 27, 1998, respectively. The Revolving Credit Facility matures on November 15, 2002.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

6. DEBT (CONTINUED)
    The Notes and New Credit Facility include certain restrictive covenants including limitations on indebtedness, limitations on restricted payments such as dividends and stock repurchases and limitations on sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures and requires the Company to comply with certain financial covenants. The financial covenant requirements, as defined under the New Credit Facility, and actual ratios/amounts as of and for the years ended December 31, 2000 and January 2, 2000 were:

                                             DECEMBER 31, 2000               JANUARY 2, 2000
                                        ----------------------------   ---------------------------
                                         REQUIREMENT       ACTUAL      REQUIREMENT       ACTUAL
                                        -------------   ------------   ------------   ------------
Consolidated leverage ratio...........      5.30 to 1      5.19 to 1      4.70 to 1      4.58 to 1
Consolidated interest coverage
  ratio...............................      1.45 to 1      1.49 to 1      1.60 to 1      1.60 to 1
Consolidated fixed charge coverage
  ratio...............................      1.05 to 1      1.10 to 1      1.25 to 1      1.37 to 1
Consolidated net worth (deficit)......  $(103,000,000)  $(99,983,000)  $(93,000,000)  $(89,705,000)

    The fair values of FICC's financial instruments at December 31, 2000 and January 2, 2000 were as follows (in thousands):

                                        DECEMBER 31, 2000        JANUARY 2, 2000
                                      ---------------------   ---------------------
                                      CARRYING                CARRYING
                                       AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                      --------   ----------   --------   ----------
Senior Notes........................  $200,000    $115,000    $200,000    $170,700
Term Loans..........................    38,464      38,464      85,052      85,052
Revolving Credit Facility...........    50,000      50,000      21,000      21,000
Other debt..........................        --          --          53          53
                                      --------    --------    --------    --------
Total...............................  $288,464    $203,464    $306,105    $276,805
                                      ========    ========    ========    ========

    The fair value of the Notes was determined based on the actual trade prices occurring closest to December 31, 2000 and January 2, 2000. FICC believes that the carrying values of the Term Loans and Revolving Credit Facility as of December 31, 2000 and January 2, 2000 approximated fair value since the obligations have variable interest rates. FICC believes that the carrying value of the other debt as of January 2, 2000 approximated the fair value based on the terms of the obligation and the rates then currently available to FICC for similar obligations.

7. LEASES

    As of December 31, 2000, January 2, 2000 and December 27, 1998, the Company operated 449, 618 and 646 restaurants, respectively. These operations were conducted in premises owned or leased as follows:

                                            DECEMBER 31,   JANUARY 2,   DECEMBER 27,
                                                2000          2000          1998
                                            ------------   ----------   ------------
Land and building owned...................       178           256           275
Land leased and building owned............       117           144           147
Land and building leased..................       154           218           224
                                                 ---           ---           ---
                                                 449           618           646
                                                 ===           ===           ===

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7. LEASES (CONTINUED)

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

    Future minimum lease payments under noncancelable leases with an original term in excess of one year as of December 31, 2000 were (in thousands):

                                                                               CAPITAL
                                                              OPERATING   LEASES AND FINANCE
YEAR                                                           LEASES        OBLIGATIONS
----                                                          ---------   ------------------
2001........................................................   $13,089          $3,160
2002........................................................    10,877           2,701
2003........................................................     9,046           1,914
2004........................................................     8,419           1,056
2005........................................................     6,720           1,032
Thereafter..................................................    30,461           5,652
                                                               -------          ------
Total future minimum lease payments.........................   $78,612          15,515
                                                               =======          ------

Less amounts representing interest..........................                    (5,149)
                                                                                ------
Present value of minimum lease payments.....................                    10,366

Less current maturities of capital lease and finance
  obligations...............................................                    (2,143)
                                                                                ------
Long-term maturities of capital lease and finance
  obligations...............................................                    $8,223
                                                                                ======

    Capital lease and finance obligations reflected in the accompanying consolidated balance sheets have effective interest rates ranging from 8.00% to 12.00% and are payable in monthly installments through 2016. Maturities of such obligations as of December 31, 2000 were (in thousands):

YEAR                                                           AMOUNT
----                                                          --------
2001........................................................  $ 2,143
2002........................................................    1,927
2003........................................................    1,346
2004........................................................      572
2005........................................................      600
Thereafter..................................................    3,778
                                                              -------
Total.......................................................  $10,366
                                                              =======

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7. LEASES (CONTINUED)
    Rent expense included in the accompanying consolidated statements of operations for operating leases was (in thousands):

                                                      FOR THE YEARS ENDED
                                            ----------------------------------------
                                            DECEMBER 31,   JANUARY 2,   DECEMBER 27,
                                                2000          2000          1998
                                            ------------   ----------   ------------
Minimum rentals...........................     $17,275       $18,008       $16,484
Contingent rentals........................       1,217         2,147         1,788
                                               -------       -------       -------
Total.....................................     $18,492       $20,155       $18,272
                                               =======       =======       =======

8. INCOME TAXES

    Prior to March 23, 1996, FICC and its subsidiaries were included in the consolidated federal income tax return of TRC. On March 23, 1996, FICC deconsolidated from TRC. Subsequently, certain shares of the Company's common stock were issued to FICC's lenders, which resulted in an ownership change pursuant to Internal Revenue Code Section 382, on March 26, 1996.

    As a result of the change of ownership and limitations under Section 382 of the Internal Revenue Code, the portion of the total federal NOL carryforward that was generated prior to March 26, 1996 ("Old NOLs")can only be used to offset current or future income to the extent that an equivalent amount of net unrealized built-in-gains, which existed at March 26, 1996, are recognized by March 25, 2001. As a result of this limitation, on January 2, 2000, a valuation allowance existed against the asset resulting from $21,298,000 of federal NOLs generated prior to March 26, 1996. Due to restrictions similar to section 382 in most of the states FICC operates and short carryforward periods, FICC fully reserved for all state NOL carryforwards generated through March 26, 1996.

    During the years ended December 31, 2000 and January 2, 2000, the Company realized gains in excess of $21,298,000 and $6,686,000 respectively, which were unrealized as of the date of the first ownership change. The gains in 2000 were primarily the result of the sale of real estate associated either with various franchise sales or with former restaurant locations, the majority of which had been closed in March 2000. Accordingly, the valuation allowance was reduced by approximately $7,454,000 and $2,340,000 during the years ended December 31, 2000 and January 2, 2000, respectively. During the year ended December 31, 2000, the Company generated taxable income of approximately $7,880,000. During the year ended January 2, 2000, the Company generated an NOL of approximately $5,018,000. As a result, as of December 31, 2000, the Company has aggregate NOL carryforwards of approximately $37,500,000 which expire between 2006 and 2019.

    The Common Stock Offering resulted in the Company having another change of ownership under Section 382 of the Internal Revenue Code in November 1997. As a result, usage of the NOLs generated between the last ownership change and the Common Stock Offering ("New NOLs") is also limited. The amount of NOLs which may be used each year prior to any built-in gains being triggered is approximately $2,400,000. While the limitation on the use of the New NOLs will impact when the New NOLs are utilized, the Company expects all New NOLs to be utilized before they expire. The Old NOLs have become available through realization of gains which were unrealized as of the date of the March 1996 ownership change. Accordingly, no valuation allowance is required on any federal NOLs as of December 31, 2000.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

8. INCOME TAXES (CONTINUED)
    The benefit from income taxes for the years ended December 31, 2000, January 2, 2000 and December 27, 1998 was as follows (in thousands):

                                                      FOR THE YEARS ENDED
                                            ----------------------------------------
                                            DECEMBER 31,   JANUARY 2,   DECEMBER 27,
                                                2000          2000          1998
                                            ------------   ----------   ------------
Current benefit (provision):
  Federal.................................     $    38       $  104        $   30
  State...................................         (26)          18           (10)
                                               -------       ------        ------
Total current benefit.....................          12          122            20
                                               -------       ------        ------
Deferred benefit:
  Federal.................................      19,214        5,718         3,207
  State...................................       1,995          319           228
                                               -------       ------        ------
Total deferred benefit....................      21,209        6,037         3,435
                                               -------       ------        ------
Total benefit from income taxes...........     $21,221       $6,159        $3,455
                                               =======       ======        ======

    A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows:

                                                      FOR THE YEARS ENDED
                                            ----------------------------------------
                                            DECEMBER 31,   JANUARY 2,   DECEMBER 27,
                                                2000          2000          1998
                                            ------------   ----------   ------------
Statutory federal income tax rate.........       35%            35%          35%
State income taxes net of federal
  benefit.................................        6              6            6
Decrease (increase) in valuation
  allowance...............................       23             40           (1)
Tax credits...............................        3             15            7
Nondeductible expenses....................       (1)            (4)          (4)
Other.....................................       --             15           (2)
                                                 --            ---           --
Effective tax rate........................       66%           107%          41%
                                                 ==            ===           ==

    Deferred tax assets and liabilities are determined as the difference between the financial statement and tax bases of the assets and liabilities multiplied by the enacted tax rates in effect for the year in

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

8. INCOME TAXES (CONTINUED)
which the differences are expected to reverse. Significant deferred tax assets (liabilities) at December 31, 2000 and January 2, 2000 were as follows (in thousands):

                                                        DECEMBER 31,   JANUARY 2,
                                                            2000          2000
                                                        ------------   ----------
Property and equipment................................    $(31,181)     $(44,272)
Net operating loss carryforwards (net of valuation
  allowance of $11,583 and $19,037 at December 31,
  2000 and January 2, 2000, respectively).............      14,020         9,639
Insurance reserves....................................       6,878         4,516
Inventories...........................................       1,370         1,556
Accrued pension.......................................         284         2,308
Intangible assets.....................................      (5,287)       (5,477)
Tax credit carryforwards..............................       6,262         4,732
Other.................................................       4,773         2,908
                                                          --------      --------
Net deferred tax liability............................    $ (2,881)     $(24,090)
                                                          ========      ========

9. RESTRUCTURING PLAN

    In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. The 70 locations will remain in operation until they are sold, subleased or closed prior to March 2002. In connection with the restructuring plan, the Company eliminated approximately 150 management and administrative positions in the field organization and at corporate headquarters.

    As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12,056,000 for severance pay, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17,008,000 in the first quarter ended April 2, 2000.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

9. RESTRUCTURING PLAN (CONTINUED)
    The following represents the reserve and related costs associated with the restructuring (in thousands):

                                                    COSTS PAID
                                                  DURING THE YEAR      RESTRUCTURING
                                                       ENDED           RESERVE AS OF
                                      EXPENSE    DECEMBER 31, 2000   DECEMBER 31, 2000
                                      --------   -----------------   -----------------
Severance pay.......................  $ 1,503         $(1,429)            $   74
Rent................................    5,490          (1,905)             3,585
Utilities and real estate taxes.....    1,632            (527)             1,105
Demarking...........................      760            (622)               138
Lease termination costs.............      718            (598)               120
Environmental costs.................      404            (404)                --
Inventory...........................      111            (106)                 5
Equipment...........................      727            (727)                --
Outplacement services...............      160            (160)                --
Other...............................      551              (7)               544
                                      -------         -------             ------
Total...............................  $12,056         $(6,485)            $5,571
                                      =======         =======             ======

    Based on information currently available, management believes that the restructuring reserve as of December 31, 2000 is adequate and not excessive as of December 31, 2000.

10. TERMINATION OF FRANCHISE AGREEMENT

    The Company and its largest franchisee, Davco Restaurants, Inc. ("Davco") have agreed to terminate their agreement as the exclusive developer of new Friendly's restaurants in Maryland, Delaware, the District of Columbia and northern Virginia, effective December 28, 2000. As a result of this agreement, Davco has the right to close up to 17 locations in the near future, while operating the remaining 31 locations under their respective existing franchise agreements until such time as a new franchisee is found for those locations. In the event that any of the 31 locations have not been refranchised prior to December 28, 2001, the existing franchise agreements for those locations will be modified to permit Davco an early termination of such franchise agreements (subject to liquidated damages on 22 of the 31 franchise agreements). The Company granted certain concessions to the franchisee and the franchisee forfeited the remaining unearned development fees, which were paid to the Company in 1997 when the development agreement was signed. Accordingly, the deferred development fees of $1,029,000 were recorded as revenue in 2000.

11. EMPLOYEE BENEFIT PLANS

    Substantially all of the employees of the Company are covered by a non-contributory defined benefit cash balance pension plan. Plan benefits are based on years of service and participant compensation during their years of employment. The Company accrues the cost of its pension plan over its employees' service lives.

    Under the cash balance plan, a nominal account for each participant is established. The Company makes an annual contribution to each participant's account based on current wages and years of

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
service. Each account earns a specified rate of interest which is adjusted annually. Plan expenses may also be paid from the assets of the plan.

    For the years ended December 31, 2000 and January 2, 2000, the reconciliation of the projected benefit obligation was (in thousands):

                                                        DECEMBER 31,   JANUARY 2,
                                                            2000          2000
                                                        ------------   ----------
Beginning of year benefit obligation..................     $79,175       $90,878
  Service cost........................................       3,145         4,090
  Interest cost.......................................       6,251         6,269
  Actuarial loss (gain)...............................       3,146       (16,308)
  Disbursements.......................................      (9,841)       (5,754)
                                                           -------       -------
End of year benefit obligation........................     $81,876       $79,175
                                                           =======       =======

    In 1997, pension benefits were reduced to certain employees. In 1998, death benefits were increased. The effect of these amendments is being amortized over the remaining employee service period of active plan participants.

    The reconciliation of the funded status of the pension plan as of December 31, 2000 and January 2, 2000 included the following components (in thousands):

                                                        DECEMBER 31,   JANUARY 2,
                                                            2000          2000
                                                        ------------   ----------
Projected benefit obligation..........................    $(81,876)     $(79,175)
Fair value of plan assets.............................     113,577       124,614
                                                          --------      --------
Funded status.........................................      31,701        45,439
Unrecognized prior service cost.......................      (5,207)       (6,012)
Unrecognized net actuarial gain.......................     (26,200)      (44,067)
                                                          --------      --------
Prepaid (accrued) benefit cost........................    $    294      $ (4,640)
                                                          ========      ========

    The reconciliation of the fair value of assets of the plan as of December 31, 2000 and January 2, 2000 was (in thousands):

                                                        DECEMBER 31,   JANUARY 2,
                                                            2000          2000
                                                        ------------   ----------
Beginning of year fair value of assets................    $124,614      $112,622
Actual return on plan assets..........................      (1,682)       17,746
Disbursements.........................................      (9,841)       (5,754)
Other.................................................         486            --
                                                          --------      --------
End of year fair value of assets......................    $113,577      $124,614
                                                          ========      ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The components of net pension benefit for the years ended December 31, 2000, January 2, 2000 and December 27, 1998 were (in thousands):

                                            DECEMBER 31,   JANUARY 2,   DECEMBER 27,
                                                2000          2000          1998
                                            ------------   ----------   ------------
Service cost..............................     $ 3,145       $ 4,090       $ 3,515
Interest cost.............................       6,251         6,269         5,874
Expected return on assets.................     (11,628)      (10,291)       (9,767)
Net amortization:
  Unrecognized prior service cost.........        (805)         (805)         (956)
  Unrecognized net actuarial gain.........      (1,899)           --          (282)
                                               -------       -------       -------
Net pension benefit.......................     $(4,936)      $  (737)      $(1,616)
                                               =======       =======       =======

    A summary of the Company's key actuarial assumptions as of December 31, 2000, January 2, 2000 and December 27, 1998 follows:

                                            DECEMBER 31,   JANUARY 2,   DECEMBER 27,
                                                2000          2000          1998
                                            ------------   ----------   ------------
Discount rate.............................         7.50%        8.00%          6.75%
Salary increase rate......................    3.75-5.25%   3.75-5.25%     3.75-5.25%
Expected long-term rate of return.........         10.5%        10.5%          10.5%

    The Company's Employee Savings and Investment Plan (the "Plan") covers all eligible employees and is intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. For the years ended December 31, 2000 and January 2, 2000, the Company made matching contributions at the rate of 75% of the first 2% of the participant's contributions and 50% of the next 4% of the participant's contributions for employees of certain job classifications. For other employees of the Company, the Company made matching contributions at the rate of 75% of the first 2% of the participant's contributions and 50% of the next 2% of the participant's contributions. All employee contributions are fully vested. Company contributions are vested at the completion of five years of service or at retirement, death, disability or termination at age 65 or over, as defined by the Plan. Company contributions and administrative expenses for the Plan were approximately $974,000, $1,083,000 and $1,211,000 for the years ended December 31, 2000, January 2, 2000 and December 27, 1998, respectively.

12. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company provides health care and life insurance benefits to certain groups of employees upon retirement. Eligible employees may continue their coverages if they are receiving a pension benefit, are at least 55 years of age and have completed ten years of service. The plan requires contributions for health care coverage from participants who retired after September 1, 1989. Life insurance benefits are non-contributory. Benefits under the plan are provided through the Company's general assets.

    The Company accrues the cost of postretirement benefits over the years employees provide services to the date of their full eligibility for such benefits. The reconciliation of the accumulated

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

12. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED) postretirement benefit obligation for the years ended December 31, 2000 and January 2, 2000 is as follows (in thousands):

                                                        DECEMBER 31,   JANUARY 2,
                                                            2000          2000
                                                        ------------   ----------
Beginning of year benefit obligation..................     $5,589        $6,444
Service cost..........................................        152           180
Interest cost.........................................        438           430
Actuarial loss (gain).................................        350          (866)
Disbursements.........................................       (491)         (599)
                                                           ------        ------
End of year benefit obligation........................     $6,038        $5,589
                                                           ======        ======

    The reconciliation of the funded status of the postretirement plan as of December 31, 2000 and January 2, 2000 included the following components (in thousands):

                                                 DECEMBER 31, 2000   JANUARY 2, 2000
                                                 -----------------   ---------------
Accumulated postretirement benefit
  obligation...................................       $(6,038)           $(5,589)
Fair value of plan assets......................            --                 --
                                                      -------            -------
Funded status..................................        (6,038)            (5,589)
Unrecognized prior service cost................          (866)              (928)
Unrecognized net actuarial gain................          (195)              (545)
                                                      -------            -------
Accrued benefit liability......................       $(7,099)           $(7,062)
                                                      =======            =======

    The components of the net postretirement benefit cost for the years ended December 31, 2000, January 2, 2000 and December 27, 1998 were (in thousands):

                                            DECEMBER 31,   JANUARY 2,   DECEMBER 27,
                                                2000          2000          1998
                                            ------------   ----------   ------------
Service cost..............................      $152          $180          $155
Interest cost.............................       438           430           432
Net amortization of prior service cost....       (62)          (62)          (62)
                                                ----          ----          ----
Net postretirement benefit cost...........      $528          $548          $525
                                                ====          ====          ====

    A summary of the Company's key actuarial assumptions as of December 31, 2000, January 2, 2000 and December 27, 1998 follows:

                                            DECEMBER 31,   JANUARY 2,   DECEMBER 27,
                                                2000          2000          1998
                                            ------------   ----------   ------------
Discount rate.............................         7.50%        8.00%          6.75%
Salary increase rate......................    3.75-5.25%   3.75-5.25%     3.75-5.25%
Medical cost trend:
First year................................         5.25%        6.25%          7.25%
Ultimate..................................         5.25%        5.25%          5.25%
Years to reach ultimate...................            1            1              2

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

12. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)
    A one-percentage-point increase in the assumed health care cost trend rate would have increased postretirement benefit expense by approximately $58,000, $60,000 and $55,000 and would have increased the accumulated postretirement benefit obligation by approximately $518,000, $454,000 and $513,000 for the years ended December 31, 2000, January 2, 2000 and December 27, 1998, respectively. A one-percentage-point decrease in the assumed health care cost trend rate would have decreased the postretirement benefit expense by approximately $52,000, $54,000 and $50,000 and would have decreased the accumulated postretirement benefit obligation by approximately $470,000, $414,000 and $469,000 for the years ended December 31, 2000, January 2, 2000 and December 27, 1998, respectively.

13. INSURANCE RESERVES

    At December 31, 2000 and January 2, 2000, insurance reserves of approximately $28,339,000 and $26,994,000, respectively, had been recorded. Insurance reserves at December 31, 2000 and January 2, 2000 included RIC's reserve for the Company's insurance liabilities of approximately $9,332,000 and $11,372,000, respectively. Reserves also included accruals related to post employment benefits and postretirement benefits other than pensions. While management believes these reserves are adequate, it is reasonably possible that the ultimate liabilities will exceed such estimates.

    Classification of the reserves was as follows (in thousands):

                                            DECEMBER 31,   JANUARY 2,   DECEMBER 27,
                                                2000          2000          1998
                                            ------------   ----------   ------------
Current...................................     $13,095       $ 9,748       $ 9,116
Long-term.................................      15,244        17,246        17,363
                                               -------       -------       -------
Total.....................................     $28,339       $26,994       $26,479
                                               =======       =======       =======

    Following is a summary of the activity in the insurance reserves for the years ended December 31, 2000, January 2, 2000 and December 27, 1998 (in thousands):

                                            DECEMBER 31,   JANUARY 2,   DECEMBER 27,
                                                2000          2000          1998
                                            ------------   ----------   ------------
Beginning balance.........................     $26,994       $26,479       $26,974
Provision.................................      15,437        12,903        10,388
Payments..................................     (14,092)      (12,388)      (10,883)
                                               -------       -------       -------
Ending balance............................     $28,339       $26,994       $26,479
                                               =======       =======       =======

    The provision for insurance reserves each year is actuarially determined and reflects amounts for the current year as well as revisions in estimates to open reserves for prior years. Payments include amounts paid on open claims for all years.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

14. STOCKHOLDERS' DEFICIT

    In connection with the Recapitalization, FICC adopted a Restricted Stock Plan (the "Restricted Stock Plan"), pursuant to which 371,285 shares are authorized for issuance. The Restricted Stock Plan provides for the award of common stock, the vesting of which is subject to conditions and limitations established by the Board of Directors.

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

    A summary of the shares issued under the Restricted Stock Plan is presented below:

                                                              NUMBER OF SHARES
                                                              ----------------
Shares outstanding at December 28,1997......................      312,575
  Granted...................................................       20,310
                                                                  -------
Shares outstanding at December 27, 1998.....................      332,885
  Granted...................................................       82,008
  Forfeited.................................................      (62,916)
                                                                  -------
Shares outstanding at January 2, 2000.......................      351,977
  Forfeited.................................................      (86,835)
                                                                  -------
Shares outstanding at December 31, 2000.....................      265,142
                                                                  =======

    The shares issued vest as certain performance criteria are met. The Company is recording the fair value of the shares issued at the issuance dates as compensation expense over the estimated vesting periods. During the years ended December 31, 2000, January 2, 2000 and December 27, 1998, the Company recorded stock compensation expense of approximately $529,000, $563,000 and $722,000, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

    In connection with the Recapitalization, the Board of Directors adopted a stock option plan (the "Stock Option Plan"), pursuant to which 395,000 shares of common stock options were authorized for issuance. On March 27, 2000 the Board of Directors amended the stock option plan to increase the shares available by 439,970 options. The Stock Option Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code) and stock appreciation rights. As of December 31, 2000, no stock appreciation rights had been issued. The Board of Directors will determine the employees who will receive awards under the Stock Option Plan and the terms of such awards. The exercise price of a stock option or stock appreciation right shall not be less than the fair market value of one share of common stock on the date the stock option or stock appreciation right is granted. The options expire ten years from the date of grant and vest over five years.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

14. STOCKHOLDERS' DEFICIT (CONTINUED)
    A summary of the status of the Company's Stock Option Plan as of December 31, 2000 and January 2, 2000 and changes during the years ended on those dates is presented below:

                                                                   WEIGHTED-AVERAGE
                                                NUMBER OF SHARES    EXERCISE PRICE
                                                ----------------   ----------------
Options outstanding at December 28, 1997......       160,750            17.38
  Granted.....................................        81,025             7.99
  Forfeited...................................        (9,260)           17.38
  Cancelled...................................       (69,775)           17.39
                                                    --------
Options outstanding at December 27, 1998......       162,740            12.42
  Granted.....................................       170,850             5.85
  Forfeited...................................       (20,760)           10.49
                                                    --------
Options outstanding at January 2, 2000........       312,830             9.09
  Granted.....................................       548,040             3.71
  Forfeited...................................      (143,744)            6.65
                                                    --------
Options outstanding at December 31, 2000......       717,126            $5.46
                                                    ========

    At December 31, 2000, January 2, 2000 and December 27, 1998, options were exercisable on 76,618, 33,390 and 4,550 shares of stock with a weighted average exercise price of $10.50, $13.23 and $17.38, respectively.

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

    The following table summarizes information related to outstanding options as of December 31, 2000:

                                                        WEIGHTED-AVERAGE
                                                           REMAINING         WEIGHTED-
     RANGE OF EXERCISE       NUMBER OUTSTANDING AS OF   CONTRACTUAL LIFE      AVERAGE
          PRICES                DECEMBER 31, 2000           (YEARS)        EXERCISE PRICE
---------------------------  ------------------------   ----------------   --------------
$2.48-$4.95................          486,040                   9.4              $3.69
4.95-7.43..................          157,614                   8.0               5.81
7.43-9.90..................            9,392                   8.2               9.31
9.90-12.38.................              950                   7.6              12.00
17.33-19.80................           61,280                   6.7              17.38
22.28-24.75................            1,850                   7.4              24.75
                                     -------
                                     717,126                   8.8               5.46
                                     =======

    The Company applies APB No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Stock Option Plan. Had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, the Company's net

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

14. STOCKHOLDERS' DEFICIT (CONTINUED)
(loss) income and basic and diluted net (loss) income per share for the years ended December 31, 2000, January 2, 2000 and December 27, 1998 would have been the following pro forma amounts:

                                                 DECEMBER 31, 2000   JANUARY 2, 2000   DECEMBER 27, 1998
                                                 -----------------   ---------------   -----------------
Pro Forma:
(Loss) income before cumulative effect of
  change in accounting principle...............    $(10,971,000)        $287,000          $(5,023,000)
Cumulative effect of change in accounting
  principle, net of income tax benefit.........              --         (319,000)                  --
                                                   ------------         --------          -----------
Net loss.......................................    $(10,971,000)        $(32,000)         $(5,023,000)
                                                   ============         ========          ===========
Basic and diluted (loss) income per share:
(Loss) income before cumulative effect of
  change in accounting principle...............    $      (1.48)        $   0.04          $     (0.67)
Cumulative effect of change in accounting
  principle, net of income tax benefit.........              --            (0.04)                  --
                                                   ------------         --------          -----------
Net loss per share.............................    $      (1.48)        $     --          $     (0.67)
                                                   ============         ========          ===========

    Fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                               2000                 1999                  1998
                                        ------------------   ------------------   --------------------
Risk free interest rate...............     5.24%-6.85%          5.66%-7.09%           4.88%-5.75%
Expected life.........................       7 years              7 years               7 years
Expected volatility...................        82.32%               79.14%                86.50%
Dividend yield........................        0.00%                0.00%                 0.00%
Fair value............................     $1.98-$3.56          $3.87-$7.15           $5.03-$19.68

    Pursuant to a stockholder rights plan (the "Stockholder Rights Plan") that FICC adopted in connection with the Recapitalization, the Board of Directors declared a dividend distribution of one purchase right (a "Right") for each outstanding share of common stock. The Stockholder Rights Plan provides, in substance, that should any person or group (other than certain management and affiliates) acquire 15% or more of FICC's common stock, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a specified number of shares of common stock for 50% of their then current market value. Until a 15% acquisition has occurred, the Rights may be redeemed by FICC at any time prior to the termination of the Stockholder Rights Plan.

15. RELATED PARTY TRANSACTIONS

    On October 12, 1998, the Company entered into a franchise agreement with The Ice Cream Corporation ("TICC"), as franchisee, which conditionally granted TICC exclusive rights to purchase and develop Friendly's full-service restaurants in the Lancaster and Chester counties of Pennsylvania (the "TICC Agreement"). The owners of TICC are family members of the Chairman of the Board and Chief Executive Officer of the Company. Pursuant to the TICC Agreement, TICC purchased at fair market value certain assets and rights in two existing Friendly's restaurants, committed to open an additional ten restaurants by October 11, 2004 and received an option to purchase an additional three

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

15. RELATED PARTY TRANSACTIONS (CONTINUED) restaurants. Proceeds from the sale were approximately $1,547,700, of which $57,000 was for initial franchise fees for the two initial restaurants, $125,000 was for franchise fees for certain of the additional restaurants described above and $25,000 was for the option to purchase two additional existing restaurants. The Company recognized income of approximately $1,000,000 related to the sale of the equipment and operating rights for the two existing franchised locations in the year ended December 27, 1998. The franchisee is required by the terms of the TICC Agreement to purchase from the Company all of the frozen dessert products it sells in the franchised restaurants. In December 1999, FICC's Chairman of the Board and Chief Executive Officer purchased the underlying real estate at a restaurant currently franchised by TICC for $440,000, the fair market value of the property.

    FICC's Chairman of the Board and Chief Executive Officer is an officer of TRC. FICC entered into subleases for certain land, buildings and equipment from a subsidiary of TRC. For the years ended December 31, 2000, January 2, 2000 and December 27, 1998, rent expense related to the subleases was approximately $312,000, $302,000 and $309,000, respectively.

    In 1994, TRC Realty LLC (a subsidiary of TRC) entered into a ten-year operating lease for an aircraft for use by both the Company and TRC (which operates restaurants using the trademark Perkins Restaurant and Bakery ("Perkins")). In 1999, this lease was cancelled and TRC Realty LLC entered into a new ten-year operating lease for a new aircraft. The Company shares proportionately with Perkins in reimbursing TRC Realty LLC for leasing, tax and insurance expenses. In addition, the Company also incurs actual usage costs. Total expense for the years ended December 31, 2000, January 2, 2000 and December 27, 1998 was approximately $927,000, $568,000 and $691,000, respectively.

    The Company purchased certain food products used in the normal course of business from a division of TRC. For the years ended December 31, 2000, January 2, 2000 and December 27, 1998, purchases were approximately $759,000, $967,000 and $945,000, respectively.

    In July 2000, the pension plan sold real estate located in Waldorf, Maryland to an independent third party. The Company, the occupant of the property, bought out the remaining full term of the lease for approximately $69,000. As a result of the sale, the pension plan realized a loss of approximately $108,000 in fiscal 2000.

    In August 1999, the pension plan sold a restaurant business and the related property, located in Randallstown, Maryland, to an independent third party. As a result of the sale, the pension plan realized a loss of $108,000 in 1999. The Company then contributed $107,500 to the pension plan, in settlement of its ongoing obligations under the lease. The Company received an opinion from outside legal counsel to the pension plan verifying that the transaction complied with the Employee Retirement Income Security Act of 1974 because it fell within a recognized exemption to 406(a)(1).

    In June 1999, the pension plan sold a restaurant business (excluding the related property which is owned by the pension plan), located in Mt. Laurel, New Jersey, to a franchisee of Friendly's Restaurants Franchise, Inc., a subsidiary of FICC. Under the original lease agreement between the Company and the pension plan, the Company leased the restaurant from the pension plan for approximately $63,000 per annum through June 2001. In conjunction with the pension plan's sale of the restaurant business to the franchisee, the Company has subleased the property to the franchisee for an aggregate annual amount of $77,000 through July 31, 2001. Under the terms of the sublease agreement,

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

15. RELATED PARTY TRANSACTIONS (CONTINUED) the pension plan receives rental income directly from the franchisee. The franchisee has the option to extend the lease for three, five-year terms and one, two-year and ten-month terms.

16. COMMITMENTS AND CONTINGENCIES

    The Company is a party to various legal proceedings arising in the ordinary course of business which management believes, after consultation with legal counsel, will not have a material adverse effect on the Company's consolidated financial position or future operating results.

    As of December 31, 2000, the Company has commitments to purchase approximately $83,300,000 of raw materials, food products and supplies used in the normal course of business that cover periods of one to 24 months. Most of these commitments are noncancelable.

    On December 1, 1998, the Company announced a plan to relocate its manufacturing and distribution operations from Troy, OH to Wilbraham, MA and York, PA. The Company closed the Troy, OH manufacturing and distribution facility in May 1999 and transferred the operations to Wilbraham, MA and York, PA. The following represents the reserve and related costs associated with the relocation:

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
                                            ========          ========     ===========      =========

    In December 1999, the Company sold the Troy, OH manufacturing facility for cash of $2,200,000 and a seven-year, 7.75% interest-bearing $600,000 note receivable due January 2007. The Company incurred a total loss on the sale of the property of $1,033,000 in 1999, which is included in relocation of manufacturing and distribution facility in the accompanying consolidated statements of operations.

18. SEGMENT REPORTING

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

18. SEGMENT REPORTING (CONTINUED)
    The Company's restaurants target families with children and adults who desire a reasonably-priced meal in a full-service setting. The Company's menu offers a broad selection of freshly-prepared foods which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items. Foodservice operations manufactures frozen dessert products and distributes such manufactured products and purchased finished goods to the Company's restaurants and franchised operations. Additionally, it sells frozen dessert products to distributors and retail and institutional locations. The Company's international business primarily consisted of a license agreement with several companies in the United Kingdom to distribute the Company's frozen desserts and a 50% joint venture in Shanghai, China which involved the manufacture and distribution of frozen desserts on a limited basis. As of December 27, 1998, these operations had been discontinued. The Company's franchise segment includes royalty income based on franchise restaurant revenue. In addition, the Company receives rental income from various franchised restaurants. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment. These costs include general and administrative expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarters activities.

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

    EBITDA represents consolidated net income (loss) before (i) cumulative effect of change in accounting principle, net of income tax effect,
(ii) benefit from (provision for) income taxes, (iii) (recovery of write-down of) write-down of and equity in net loss of joint venture, (iv) interest

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

18. SEGMENT REPORTING (CONTINUED)
expense, net, (v) depreciation and amortization and (vi) non-cash write-downs and all other non-cash items.

                                                     FOR THE YEARS ENDED
                                           ----------------------------------------
                                           DECEMBER 31,   JANUARY 2,   DECEMBER 27,
                                               2000          2000          1998
                                           ------------   ----------   ------------
                                                        (IN THOUSANDS)
Revenues:
  Restaurant.............................    $ 508,976    $ 618,433      $ 595,308
  Foodservice............................      239,873      246,556        236,571
  Franchise..............................        8,710        4,967          3,769
  International..........................           --           23            301
                                             ---------    ---------      ---------
    Total................................    $ 757,559    $ 869,979      $ 835,949
                                             =========    =========      =========
Intersegment revenues:
  Restaurant.............................    $      --    $      --      $      --
  Foodservice............................     (157,820)    (183,107)      (178,412)
  Franchise..............................           --           --             --
  International..........................           --           --             --
                                             ---------    ---------      ---------
    Total................................    $(157,820)   $(183,107)     $(178,412)
                                             =========    =========      =========
External revenues:
  Restaurant.............................    $ 508,976    $ 618,433      $ 595,308
  Foodservice............................       82,053       63,449         58,159
  Franchise..............................        8,710        4,967          3,769
  International..........................           --           23            301
                                             ---------    ---------      ---------
    Total................................    $ 599,739    $ 686,872      $ 657,537
                                             =========    =========      =========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

18. SEGMENT REPORTING (CONTINUED)

                                                                      FOR THE YEARS ENDED
                                                            ----------------------------------------
                                                            DECEMBER 31,   JANUARY 2,   DECEMBER 27,
                                                                2000          2000          1998
                                                            ------------   ----------   ------------
                                                                         (IN THOUSANDS)
EBITDA:
  Restaurant..............................................    $ 40,229      $ 66,038      $ 70,771
  Foodservice.............................................      24,592        26,757        17,659
  Franchise...............................................       4,346         2,389         1,423
  International...........................................          --           (83)       (1,191)
  Corporate...............................................     (18,029)      (30,056)      (25,119)
                                                              --------      --------      --------
    Total.................................................    $ 51,138      $ 65,045      $ 63,543
                                                              ========      ========      ========
Interest expense, net.....................................    $ 31,053      $ 33,694      $ 31,838
                                                              ========      ========      ========
(Recovery of write-down of) write-down of and equity in
  net loss of joint venture...............................    $     --      $   (896)     $  4,828
                                                              ========      ========      ========
Income (loss) before income taxes and cumulative effect of
  change in accounting principle:
  Restaurant..............................................    $ (1,434)     $ 38,173      $ 43,218
  Foodservice.............................................      21,115        23,119        14,663
  Franchise...............................................       4,008         1,822           938
  International...........................................          --           813        (6,295)
  Corporate...............................................     (55,716)      (69,145)      (60,950)
                                                              --------      --------      --------
    Total.................................................    $(32,027)     $ (5,218)     $ (8,426)
                                                              ========      ========      ========
Depreciation and amortization:
  Restaurant..............................................    $ 20,828      $ 25,952      $ 26,641
  Foodservice.............................................       3,477         3,638         2,996
  Franchise...............................................         339           567           485
  International...........................................          --            --            56
  Corporate...............................................       6,106         4,832         3,271
                                                              --------      --------      --------
    Total.................................................    $ 30,750      $ 34,989      $ 33,449
                                                              ========      ========      ========
Total assets:
  Restaurant..............................................    $198,757      $265,062      $262,353
  Foodservice.............................................      33,880        29,625        45,111
  Franchise...............................................       3,745         3,935        11,713
  International...........................................          --            28         1,485
  Corporate...............................................      60,839        57,720        53,886
                                                              --------      --------      --------
    Total.................................................    $297,221      $356,370      $374,548
                                                              ========      ========      ========
Capital expenditures, including capitalized leases:
  Restaurant..............................................    $ 18,245      $ 36,343      $ 43,697
  Foodservice.............................................       2,667         4,810         5,277
  Corporate...............................................       1,535           235         2,806
                                                              --------      --------      --------
    Total.................................................    $ 22,447      $ 41,388      $ 51,780
                                                              ========      ========      ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

19. CLOSING OF INTERNATIONAL OPERATIONS

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

20. SUBSEQUENT EVENT

    On April 13, 2001, the Company executed an agreement granting J&B Restaurants Partners of Long Island Holding Co., LLC ("J&B") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in the franchising regions of Nassau and Suffolk Counties in Long Island, New York (the "J&B Agreement"). Pursuant to the J&B Agreement, J&B purchased certain assets and rights in 31 existing Friendly's restaurants and committed to open an additional 29 restaurants over the next 12 years. The transaction price was approximately $19,950,000, of which approximately $4,250,000 was received in a note. The cash proceeds were used to prepay approximately $4,711,000 on the Term Loans with the remaining balance being applied to the Revolving Credit Facility. The 5-year note bears interest at an annual rate of 11% using a 20-year amortization schedule. Payments are due monthly through the five years with a balloon payment due at the end of five years.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     QUARTER ENDED
                                                    -----------------------------------------------
                                                    APRIL 2,   JULY 2,    OCTOBER 1,   DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              2000       2000        2000          2000
----------------------------------------            --------   --------   ----------   ------------
2000 (a)
Revenues (b)......................................  $144,180   $159,240    $161,841      $134,478
Operating (loss) income...........................   (27,672)    10,853      11,265         4,580
  (Loss) income before cumulative effect of change
    in accounting principle.......................   (18,510)     3,005       3,246         1,453
Net (loss) income.................................   (18,510)     3,005       3,246         1,453
Basic and diluted (loss) income per share:
  (Loss) income before cumulative effect of change
    in accounting principle.......................  $  (2.48)  $   0.40    $   0.44      $   0.19
                                                    ========   ========    ========      ========
  Net (loss) income...............................  $  (2.48)  $   0.40    $   0.44      $   0.19
                                                    ========   ========    ========      ========
Weighted average shares:
  Basic...........................................     7,471      7,438       7,409         7,397
                                                    ========   ========    ========      ========
  Diluted.........................................     7,471      7,498       7,437         7,398
                                                    ========   ========    ========      ========

                                                    MARCH 28,   JUNE 27,   SEPTEMBER 26,   JANUARY 2,
                                                      1999        1999         1999           2000
                                                    ---------   --------   -------------   ----------
1999 (c)
Revenues (b)......................................  $142,551    $179,221     $192,087       $173,013
Operating (loss) income...........................    (2,437)     13,191       15,648          1,178
  (Loss) income before cumulative effect of change
    in accounting principle.......................    (6,208)      3,266        5,173         (1,512)
Net (loss) income.................................    (6,527)      3,266        5,173         (1,512)
Basic and diluted (loss) income per share:
  (Loss) income before cumulative effect of change
    in accounting principle.......................  $  (0.83)   $   0.44     $   0.69       $  (0.21)
                                                    ========    ========     ========       ========
  Net (loss) income...............................  $  (0.87)   $   0.44     $   0.69       $  (0.21)
                                                    ========    ========     ========       ========
Weighted average shares:
  Basic...........................................     7,482       7,493        7,495          7,492
                                                    ========    ========     ========       ========
  Diluted.........................................     7,482       7,507        7,524          7,492
                                                    ========    ========     ========       ========

------------------------

(a) During the year ended December 31, 2000, the Company recorded restructuring costs of $12,056,000 and write-downs of property and equipment of $17,008,000 as a result of the Company's restructuring plan announced in March 2000.

(b) In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives." As a result, the Company has reclassified certain retail selling expenses against retail revenue for all periods presented.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

21. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
(c) In accordance with Statement of Position 98-5, the Company recognized $319,000 of expense, net of income tax benefit, for the year ended
    January 2, 2000 related to previously deferred restaurant pre-opening costs.

22. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    FICC's obligation related to the $200 million Senior Notes are guaranteed fully and unconditionally by one of FICC's wholly owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc., Friendly Holding (UK) Limited, Friendly Ice Cream (UK) Limited and Restaurant Insurance Corporation (collectively, the "Non-guarantor Subsidiaries"). Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of December 31, 2000 and January 2, 2000 and for the years ended December 31, 2000 and January 2, 2000 are not presented because management has determined that such information is not material to investors.

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

22. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
               ASSETS
Current assets:
  Cash and cash equivalents.........  $ 13,619     $   33        $   932        $     --       $ 14,584
  Restricted cash...................        --         --          1,737              --          1,737
  Accounts receivable...............     5,650        508             --              --          6,158
  Inventories.......................    11,570         --             --              --         11,570
  Deferred income taxes.............    10,258         43             --              94         10,395
  Prepaid expenses and other current
    assets..........................     7,777        551          4,057          (9,244)         3,141
                                      --------     ------        -------        --------       --------
Total current assets................    48,874      1,135          6,726          (9,150)        47,585

Deferred income taxes...............        --        506          1,327          (1,833)            --
Property and equipment, net.........   226,057         --             --              --        226,057
Intangible assets and deferred
  costs, net........................    21,529         --             --              --         21,529
Investments in subsidiaries.........     3,500         --             --          (3,500)            --
Other assets........................     1,135      3,614          5,729          (8,428)         2,050
                                      --------     ------        -------        --------       --------
Total assets........................  $301,095     $5,255        $13,782        $(22,911)      $297,221
                                      --------     ------        -------        --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
              (DEFICIT)
Current liabilities:
  Current maturities of long-term
    obligations.....................  $ 19,172     $   --        $    --        $ (4,000)      $ 15,172
  Accounts payable..................    20,100         --             --              --         20,100
  Accrued expenses..................    43,218        648          8,082          (5,014)        46,934
                                      --------     ------        -------        --------       --------
Total current liabilities...........    82,490        648          8,082          (9,014)        82,206

Deferred income taxes...............    15,015         --             --          (1,739)        13,276
Long-term obligations, less current
  maturities........................   288,472         --             --          (4,814)       283,658
Other liabilities...................    15,101      1,475          5,332          (3,844)        18,064
Stockholders' equity (deficit)......   (99,983)     3,132            368          (3,500)       (99,983)
                                      --------     ------        -------        --------       --------
Total liabilities and stockholders'
  equity (deficit)..................  $301,095     $5,255        $13,782        $(22,911)      $297,221
                                      ========     ======        =======        ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

22. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
Revenues............................  $592,600     $7,139          $ --         $    --        $599,739
Costs and expenses:
  Cost of sales.....................   196,181         --            --              --         196,181
  Labor and benefits................   187,641         --            --              --         187,641
  Operating expenses and write-downs
    of property and equipment.......   143,724         --           281              --         144,005
  General and administrative
    expenses........................    37,024      4,734            --              --          41,758
  Restructuring expense.............    12,056         --            --              --          12,056
  Depreciation and amortization.....    30,750         --            --              --          30,750
Gain on franchise sales of
  restaurant operations and
  properties........................    (5,307)        --            --              --          (5,307)
Gain on sales of other property and
  equipment.........................    (6,371)        --            --              --          (6,371)
Interest expense (income)...........    31,791         --          (738)             --          31,053
                                      --------     ------          ----         -------        --------
(Loss) income before benefit from
  (provision for) income taxes and
  equity in net income of
  consolidated subsidiaries.........   (34,889)     2,405           457              --         (32,027)
Benefit from (provision for) income
  taxes.............................    22,372       (986)         (165)             --          21,221
                                      --------     ------          ----         -------        --------
(Loss) income before equity in net
  income of consolidated
  subsidiaries......................   (12,517)     1,419           292              --         (10,806)
Equity in net income of consolidated
  subsidiaries......................     1,711         --            --          (1,711)             --
                                      --------     ------          ----         -------        --------
Net (loss) income...................  $(10,806)    $1,419          $292         $(1,711)       $(10,806)
                                      ========     ======          ====         =======        ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

22. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                        PARENT    GUARANTOR    NON-GUARANTOR
                                       COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   -------------   ------------   ------------
Net cash (used in) provided by
  operating activities...............  $ (2,550)     $19           $1,087        $(2,529)       $ (3,973)
                                       --------      ---           ------        -------        --------
Cash flows from investing activities:
  Purchases of property and
    equipment........................   (18,773)      --               --             --         (18,773)
  Proceeds from sales of property and
    equipment........................    44,834       --               --             --          44,834
                                       --------      ---           ------        -------        --------
Net cash provided by investing
  activities.........................    26,061       --               --             --          26,061
                                       --------      ---           ------        -------        --------
Cash flows from financing activities:
  Proceeds from borrowings...........   125,000       --               --             --         125,000
  Repayments of obligations..........  (144,566)      --               --             --        (144,566)
  Reinsurance deposits received......        --       --            2,133         (2,133)             --
  Reinsurance payments made from
    deposits.........................        --       --           (4,662)         4,662              --
                                       --------      ---           ------        -------        --------
Net cash used in financing
  activities.........................   (19,566)      --           (2,529)         2,529         (19,566)
                                       --------      ---           ------        -------        --------
Net increase (decrease) in cash and
  cash equivalents...................     3,945       19           (1,442)            --           2,522
Cash and cash equivalents, beginning
  of year............................     9,674       14            2,374             --          12,062
                                       --------      ---           ------        -------        --------
Cash and cash equivalents, end of
  year...............................  $ 13,619      $33           $  932        $    --        $ 14,584
                                       ========      ===           ======        =======        ========
Supplemental disclosures:
  Interest paid (received)...........  $ 31,314      $--           $ (878)       $    --        $ 30,436
  Income taxes (received) paid.......    (1,174)     903              327             --              56
  Capital lease obligations
    incurred.........................     3,674       --               --             --           3,674
  Capital lease obligations
    terminated.......................       984       --               --             --             984
  Note received from sale of property
    and equipment....................       577       --               --             --             577

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

22. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 2, 2000
                                 (IN THOUSANDS)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
               ASSETS
Current assets:
  Cash and cash equivalents.........  $  9,674     $   14        $ 2,374        $     --       $ 12,062
  Restricted cash...................        --         --          2,066              --          2,066
  Accounts receivable...............     3,678        256             --             (10)         3,924
  Inventories.......................    11,352         --             --              --         11,352
  Deferred income taxes.............     5,471         12             --             174          5,657
  Prepaid expenses and other current
    assets..........................     9,085        834          6,455         (10,076)         6,298
                                      --------     ------        -------        --------       --------
Total current assets................    39,260      1,116         10,895          (9,912)        41,359

Deferred income taxes...............        --        903          1,333          (2,236)            --
Property and equipment, net.........   289,839         --             --              --        289,839
Intangible assets and deferred
  costs, net........................    23,613         --             --              --         23,613
Investments in subsidiaries.........     1,788         --             --          (1,788)            --
Other assets........................       644      3,100          5,729          (7,914)         1,559
                                      --------     ------        -------        --------       --------
Total assets........................  $355,144     $5,119        $17,957        $(21,850)      $356,370
                                      --------     ------        -------        --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
              (DEFICIT)
Current liabilities:
  Current maturities of long-term
    obligations.....................  $ 19,361     $   --        $    --        $ (4,000)      $ 15,361
  Accounts payable..................    26,073         --             --              --         26,073
  Deferred income taxes.............        --         --              1              (1)            --
  Accrued expenses..................    45,037        963         10,508          (8,759)        47,749
                                      --------     ------        -------        --------       --------
Total current liabilities...........    90,471        963         10,509         (12,760)        89,183

Deferred income taxes...............    31,808         --             --          (2,061)        29,747
Long-term obligations, less current
  maturities........................   305,159         --             --          (4,814)       300,345
Other liabilities...................    17,411      2,444          7,372            (427)        26,800
Stockholders' equity (deficit)......   (89,705)     1,712             76          (1,788)       (89,705)
                                      --------     ------        -------        --------       --------
Total liabilities and stockholders'
  equity (deficit)..................  $355,144     $5,119        $17,957        $(21,850)      $356,370
                                      ========     ======        =======        ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

22. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 2, 2000
                                 (IN THOUSANDS)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
Revenues............................  $684,148     $2,721         $  23         $   (20)       $686,872
Costs and expenses:
  Cost of sales.....................   206,276         --            17              --         206,293
  Labor and benefits................   228,492         --            --              --         228,492
  Operating expenses and write-downs
    of property and equipment.......   144,987         --          (211)             --         144,776
  General and administrative
    expenses........................    45,041      1,720           (66)            (20)         46,675
  Relocation of manufacturing and
    distribution facility...........     1,175         --            --              --           1,175
  Depreciation and amortization.....    34,989         --            --              --          34,989
Gain on franchise sales of
  restaurant operations and
  properties........................    (2,574)        --            --              --          (2,574)
Gain on sales of other property and
  equipment.........................      (534)        --            --              --            (534)
Interest expense (income)...........    34,426         --          (732)             --          33,694
Recovery of write-down of joint
  venture...........................      (896)        --            --              --            (896)
                                      --------     ------         -----         -------        --------
(Loss) income before benefit from
  (provision for) income taxes,
  cumulative effect of change in
  accounting principle and equity in
  net income of consolidated
  subsidiaries......................    (7,234)     1,001         1,015              --          (5,218)
Benefit from (provision for) income
  taxes.............................     6,647       (411)         (299)             --           5,937
                                      --------     ------         -----         -------        --------
(Loss) income before cumulative
  effect of change in accounting
  principle and equity in net income
  of consolidated subsidiaries......      (587)       590           716              --             719
Cumulative effect of change in
  accounting principle..............      (319)        --            --              --            (319)
                                      --------     ------         -----         -------        --------
(Loss) income before equity in net
  income of consolidated
  subsidiaries......................      (906)       590           716              --             400
Equity in net income of consolidated
  subsidiaries......................     1,306         --            --          (1,306)             --
                                      --------     ------         -----         -------        --------
Net income..........................  $    400     $  590         $ 716         $(1,306)       $    400
                                      ========     ======         =====         =======        ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

22. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED JANUARY 2, 2000
                                 (IN THOUSANDS)

                                        PARENT    GUARANTOR    NON-GUARANTOR
                                       COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   -------------   ------------   ------------
Net cash provided by (used in)
  operating activities...............  $ 34,007      $(39)         $  583       $      --       $ 34,551
                                       --------      ----          ------       ---------       --------
Cash flows from investing activities:
  Purchases of property and
    equipment........................   (41,388)       --              --              --        (41,388)
  Proceeds from sales of property and
    equipment........................    17,463        --              --              --         17,463
  Proceeds from sale of joint
    venture..........................     1,150        --              --              --          1,150
                                       --------      ----          ------       ---------       --------
Net cash used in investing
  activities.........................   (22,775)       --              --              --        (22,775)
                                       --------      ----          ------       ---------       --------
Cash flows from financing activities:
  Dividends received (paid)..........       500        --            (500)             --             --
  Proceeds from borrowings...........   109,000        --              --              --        109,000
  (Repayments of obligations)
    reimbursements from Parent.......  (120,238)       --             500              --       (119,738)
                                       --------      ----          ------       ---------       --------
Net cash used in financing
  activities.........................   (10,738)       --              --              --        (10,738)
                                       --------      ----          ------       ---------       --------
Effect of exchange rate changes on
  cash...............................        --        --             (67)             --            (67)
                                       --------      ----          ------       ---------       --------
Net increase (decrease) in cash and
  cash equivalents...................       494       (39)            516              --            971
Cash and cash equivalents, beginning
  of year............................     9,180        53           1,858              --         11,091
                                       --------      ----          ------       ---------       --------
Cash and cash equivalents, end of
  year...............................  $  9,674      $ 14          $2,374       $      --       $ 12,062
                                       ========      ====          ======       =========       ========
Supplemental disclosures:
  Interest paid (received)...........  $ 31,678      $ --          $ (547)      $      --       $ 31,131
  Income taxes (refunded) paid.......      (479)      224            (132)             --           (387)
  Capital lease obligations
    terminated.......................        62        --              --              --             62
  Note received from sale of property
    and equipment....................       600        --              --              --            600

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Friendly Ice Cream Corporation:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Friendly Ice Cream Corporation and subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended
December 31, 2000, included in this Form 10-K, and have issued our report thereon dated February 9, 2001 (except with respect to the matters discussed in Notes 2, 6 and 20, as to which the date is April 16, 2001). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II--Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information reflected in the schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 9, 2001

                           ANNUAL REPORT ON FORM 10-K
                                   ITEM 14(D)
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
  FOR THE YEARS ENDED DECEMBER 31, 2000, JANUARY 2, 2000 AND DECEMBER 27, 1998
                                 (IN THOUSANDS)

                 COLUMN A                    COLUMN B           COLUMN C            COLUMN D    COLUMN E
                 --------                   ----------   -----------------------   ----------   ---------
                                            BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
                                            BEGINNING    COSTS AND      OTHER                    AT END
               DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
------------------------------------------  ----------   ----------   ----------   ----------   ---------
                   2000

Reserve for restructuring costs...........     $ --        $12,056    $      --      $ 6,485     $5,571
                                               ----        -------    ---------      -------     ------

                   1999

Reserve for relocation of manufacturing
  and distribution facility...............     $945        $   142    $      --      $ 1,087     $   --
                                               ----        -------    ---------      -------     ------

                   1998

Reserve for relocation of manufacturing
  and distribution facility...............     $ --        $   945    $      --      $    --     $  945
                                               ----        -------    ---------      -------     ------

                                 EXHIBIT INDEX

         3.1            Restated Articles of Organization of Friendly Ice Cream
                        Corporation (the "Company"). (Incorporated by reference from
                        Exhibit 3.1 to the Company's Registration Statement on Form
                        S-1, Reg. No. 333-34633).

         3.2            Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10K for the fiscal year ended December 27, 1998,
                        File No. 0-3930).

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

         4.3            Senior Note Indenture between Friendly Ice Cream
                        Corporation, Friendly's Restaurants Franchise, Inc. and The
                        Bank of New York, as Trustee (Incorporated by reference to
                        Exhibit 4.3 to the Registrant's Annual Report on Form 10K
                        for the fiscal year ended December 27, 1998, File No.
                        0-3930).

         4.4            Rights Agreement between the Company and The Bank of New
                        York, a Rights Agent. (Incorporated by reference from
                        Exhibit 4.3 to the Company's Registration Statement on Form
                        S-1, Reg. No. 333-34633).

         4.5            Second Amendment to Credit Agreement. (Incorporated by
                        reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10K for the fiscal year ended January 2, 2000, File
                        No. 0-3930).

         4.6            Third Amendment to Credit Agreement. (Incorporated by
                        reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10K for the fiscal year ended January 2, 2000, File
                        No. 0-3930).

         4.7 Fourth Amendment to Credit Agreement. (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly
                        Report on Form 10Q for the fiscal quarter ended April 2, 2000, File No. 0-3930).

         4.8            Fifth Amendment to Credit Agreement.

         4.9            Sixth Amendment to Credit Agreement.

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

        10.11           Aircraft Reimbursement Agreement between the Company and TRC
                        Realty Co (Incorporated by reference to Exhibit 10.11 to the
                        Registrant's Annual Report on Form 10K for the fiscal year ended December 27, 1998, File No. 0-3930).

        10.12           License Agreement between the Company and Hershey Foods
                        Corporation for 1988 Non-Friendly Marks. (Incorporated by reference from Exhibit 10.12 to the Company's Registration
                        Statement on Form S-1, Reg. No. 333-34633).

        10.13           Letter agreement between registrant and Visual Events, Inc.
                        (Incorporated by reference to Exhibit 10.13 to the
                        Registrant's Annual Report on Form 10K for the fiscal year ended January 2, 2000, File No. 0-3930).

        10.14           Memorandum of Agreement between registrant and Paul J.
                        McDonald. (Incorporated by reference to Exhibit 10.14 to the
                        Registrant's Annual Report on Form 10K for the fiscal year ended January 2, 2000, File No. 0-3930).

        21.1            Subsidiaries of the Company. (Incorporated by reference from
                        Exhibit 21.1 to the Company's Registration Statement on Form
                        S-1, Reg. No. 333-34633).

        23.1            Consent of Arthur Andersen LLP

*   --Management Contract or Compensatory Plan or Arrangement