Form 10-Q
period 2001-04-01
FRIENDLY ICE CREAM CORP
filed 2001-05-15
CIK 39135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001

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

               CLASS                            OUTSTANDING AT APRIL 29, 2001

    Common Stock, $.01 par value                      7,364,283 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                                                   April 1,         December 31,
                                                                                                     2001               2000
                                                                                                     ----               ----
                                          ASSETS                                                 (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                                       $8,769            $14,584
    Restricted cash                                                                                    775              1,737
    Accounts receivable, net                                                                         5,559              6,157
    Inventories                                                                                     14,080             11,570
    Deferred income taxes                                                                           10,395             10,395
    Prepaid expenses and other current assets                                                        2,278              2,799
                                                                                                     -----              -----
TOTAL CURRENT ASSETS                                                                                41,856             47,242
                                                                                                    ------             ------

PROPERTY AND EQUIPMENT, net                                                                        218,674            226,865
INTANGIBLES AND DEFERRED COSTS, net                                                                 21,185             21,529
OTHER ASSETS                                                                                         3,240              2,050
                                                                                                     -----              -----

TOTAL ASSETS                                                                                      $284,955           $297,686
                                                                                                  ========           ========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Current maturities of long-term debt                                                            $8,771            $13,029
    Current maturities of capital lease and finance obligations                                      2,053              2,143
    Accounts payable                                                                                19,633             20,100
    Accrued salaries and benefits                                                                   11,485             10,956
    Accrued interest payable                                                                         8,685              3,515
    Insurance reserves                                                                              13,191             13,095
    Restructuring reserve                                                                            4,844              5,571
    Other accrued expenses                                                                          14,753             14,262
                                                                                                    ------             ------
TOTAL CURRENT LIABILITIES                                                                           83,415             82,671
                                                                                                    ------             ------

DEFERRED INCOME TAXES                                                                               10,880             13,276
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities                                       7,741              8,223
LONG-TERM DEBT, less current maturities                                                            269,066            275,435
OTHER LONG-TERM LIABILITIES                                                                         16,946             18,064

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Common stock                                                                                        74                 74
    Additional paid-in capital                                                                     139,081            138,988
    Accumulated deficit                                                                          (242,248)          (239,045)
                                                                                                 ---------          ---------
TOTAL STOCKHOLDERS' DEFICIT                                                                      (103,093)           (99,983)
                                                                                                 ---------           -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                       $284,955           $297,686
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

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (In thousands, except per share data)


                                                                             For the Three Months Ended
                                                                             --------------------------
                                                                             April 1,           April 2,
                                                                               2001               2000
                                                                               ----               ----
REVENUES                                                                    $126,078          $144,180

COSTS AND EXPENSES:
    Cost of sales                                                             42,060            44,822
    Labor and benefits                                                        39,676            48,176
    Operating expenses                                                        27,453            30,951
    General and administrative expenses                                        9,332            11,376
    Restructuring costs                                                            -            12,057
    Write-downs of property and equipment                                          -            17,672
    Depreciation and amortization                                              7,552             8,421
Gain on franchise sales of restaurant operations and properties                    -            (2,087)
(Gain) loss on dispositions of other property and equipment                   (1,981)              464
                                                                              -------           -------

OPERATING INCOME (LOSS)                                                        1,986           (27,672)

Interest expense, net                                                          7,585             7,938
                                                                              -------           -------

LOSS BEFORE BENEFIT FROM INCOME TAXES                                         (5,599)          (35,610)

Benefit from income taxes                                                      2,396            17,100
                                                                              -------           -------

NET LOSS AND COMPREHENSIVE LOSS                                              $(3,203)         $(18,510)
                                                                              =======           =======

BASIC AND DILUTED NET LOSS PER SHARE                                         $(0.43)           $(2.48)
                                                                              =======           ======

WEIGHTED AVERAGE BASIC AND DILUTED SHARES                                      7,376             7,471
                                                                              =======           ======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)


                                                                                                          For the Three Months Ended
                                                                                                          --------------------------
                                                                                                           April 1,         April 2,
                                                                                                             2001             2000
                                                                                                            -----             ----
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                                           $(3,203)        $(18,510)
       Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
          Stock compensation expense                                                                           93              141
          Depreciation and amortization                                                                     7,552            8,421
          Write-downs of property and equipment                                                                 -           17,672
          Deferred income tax benefit                                                                      (2,396)         (17,100)
          Gain on asset retirements and sales                                                              (1,981)          (2,380)
          Changes in operating assets and liabilities:
             Accounts receivable                                                                              598             (434)
             Inventories                                                                                   (2,510)          (3,499)
             Other assets                                                                                      37            3,834
             Accounts payable                                                                                (467)            (992)
             Accrued expenses and other long-term liabilities                                               4,441            7,490
                                                                                                            -----            -----
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                      2,164           (5,357)
                                                                                                            -----           -------

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                                 (2,026)          (2,227)
       Proceeds from sales of property and equipment                                                        5,246           16,740
                                                                                                            -----           ------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                                                                3,220           14,513
                                                                                                            -----           ------

   CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from borrowings                                                                             8,000           33,000
       Repayments of debt                                                                                 (18,627)         (41,801)
       Repayments of capital lease and finance obligations                                                   (572)            (451)
                                                                                                            -----           ------
   NET CASH USED IN FINANCING ACTIVITIES                                                                  (11,199)          (9,252)
                                                                                                            ------          ------

   NET DECREASE IN CASH AND CASH EQUIVALENTS                                                               (5,815)             (96)

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                          14,584           12,062
                                                                                                           ------           ------

   CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                $8,769          $11,966
                                                                                                           ======          =======

   SUPPLEMENTAL DISCLOSURES:
   Cash paid (refunded) during the period for:
       Interest                                                                                            $2,136           $2,609
       Income taxes                                                                                             2              (21)
   Capital lease obligations terminated                                                                         -              659
   Notes received from the sale of property and equipment                                                       -              577


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.  BASIS OF PRESENTATION

         INTERIM FINANCIAL INFORMATION -

         The accompanying condensed consolidated financial statements as of April 1, 2001 and for the first quarter ended April 1, 2001 and April 2, 2000 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive loss of Friendly Ice Cream Corporation ("FICC") and subsidiaries (unless the context indicates otherwise, collectively the "Company"). Such adjustments consist solely of normal recurring accruals. Operating results for the three month period ended April 1, 2001 and April 2, 2000 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company's business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company's Consolidated Financial Statements, including the notes thereto, which are contained in the 2000 Annual Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements.

         INVENTORIES -

         Inventories are stated at the lower of first-in, first-out cost or market. Inventories as of April 1, 2001 and December 31, 2000 were as follows (in thousands):

                                             April 1,         December 31,
                                               2001               2000
                                               ----               ----

Raw materials                                 $1,657             $1,307
Goods in process                                 139                 66
Finished goods                                12,284             10,197
                                              ------             ------
Total                                        $14,080            $11,570
                                             =======             ======

         DEBT -

         Since 1997, the Company has entered into several amendments related to covenant violations on its credit facility. In March 2001, under the terms of the seventh amendment, covenant requirements, interest rates and principal payments were revised. The credit facility matures in November 2002 and principal payments of approximately $14,948,000 are due on the term loans in 2001. The Company is in the process of exploring various refinancing alternatives and has engaged Banc of America Securities LLC for assistance in this process. The Company believes that based on the terms of the seventh amendment, the Company has adequate cash and availability on its revolving credit facility to meet its obligations through June 30, 2002. Additionally, the Company believes that it can comply with the revised covenant requirements under the amendment.

         RECLASSIFICATIONS -

         Certain prior year amounts have been reclassified to conform with current year presentation.


2.  NET LOSS PER SHARE

         Basic net loss per share is calculated by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing earnings available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options that are assumed exercised for calculation purposes. There were no common stock equivalents which were excluded from diluted earnings (loss) per share for the three months ended April 2, 2000 and there were 4,000 common stock equivalents which were excluded from diluted earnings (loss) per share for the three months ended April 1, 2001 since the effect was antidilutive.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


3.  SEGMENT REPORTING

         Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chairman of the Board and Chief Executive Officer of the Company. The Company's operating segments include restaurant, foodservice and franchise. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which generally are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the accompanying condensed consolidated financial statements.

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

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


3. SEGMENT REPORTING (CONTINUED)

         EBITDA represents net loss before (i) cumulative effect of change in accounting principle, net of income taxes, (ii) benefit from income taxes, (iii) interest expense, net, (iv) depreciation and amortization and (v) write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries. The Company has included information concerning EBITDA in this Form 10-Q because it believes that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company's operating performance.


                                                              For the Three Months Ended
                                                              --------------------------
                                                              April 1,           April 2,
                                                                2001               2000
                                                                ----               ----
                                                                    (in thousands)
Revenues:
     Restaurant                                               $107,145            $125,423
     Foodservice (retail and institutional)                     48,181              54,993
     Franchise                                                   1,561               2,277
                                                              --------            --------
       Total                                                  $156,887            $182,693
                                                              ========            ========

Intersegment revenues:
     Restaurant                                               $     -             $     -
     Foodservice (retail and institutional)                   (30,809)            (38,513)
     Franchise                                                      -                   -
                                                              --------            --------
       Total                                                 $(30,809)           $(38,513)
                                                              ========            ========

External revenues:
     Restaurant                                               $107,145            $125,423
     Foodservice (retail and institutional)                     17,372              16,480
     Franchise                                                   1,561               2,277
                                                              --------            --------
       Total                                                  $126,078            $144,180
                                                              ========            ========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


3. SEGMENT REPORTING (CONTINUED)

                                                               For the Three Months Ended
                                                               --------------------------
                                                                April 1,         April 2,
                                                                  2001             2000
                                                                  ----             ----
                                                                      (in thousands)
EBITDA:
     Restaurant                                                  $8,767           $7,468
     Foodservice (retail and institutional)                       3,079            5,518
     Franchise                                                      494              938
     Corporate                                                   (4,593)          (4,928)
     Gain on property and equipment, net                          1,884            1,623
     Restructuring costs                                              -          (12,057)
                                                                 ------         --------
       Total                                                     $9,631          $(1,438)
                                                                 ======         ========

Interest expense, net                                            $7,585           $7,938
                                                                 ======           ======

(Loss) income before benefit from income taxes:
     Restaurant                                                  $3,721           $1,433
     Foodservice (retail and institutional)                       2,225            4,659
     Franchise                                                      434              855
     Corporate                                                  (13,863)         (14,451)
     Gain on property and equipment, net                          1,884          (16,049)
     Restructuring costs                                             -           (12,057)
                                                                 ------         --------
       Total                                                    $(5,599)        $(35,610)
                                                                 ======         ========

Depreciation and amortization:
     Restaurant                                                  $5,046           $6,035
     Foodservice (retail and institutional)                         854              859
     Franchise                                                       60               83
     Corporate                                                    1,592            1,444
                                                                 ------         --------
       Total                                                     $7,552           $8,421
                                                                 ======         ========



                                                               April 1,       December 31,
                                                                 2001             2000
                                                                 ----             ----
                                                                    (in thousands)
Total assets:
     Restaurant                                                $194,853         $199,223
     Foodservice (retail and institutional)                      33,607           33,880
     Franchise                                                    4,076            3,745
     Corporate                                                   52,419           60,838
                                                               --------         --------
       Total                                                   $284,955         $297,686
                                                               ========         ========

Capital expenditures:
     Restaurant                                                  $1,301          $18,245
     Foodservice (retail and institutional)                         490            2,667
     Corporate                                                      235            1,535
                                                               --------         --------
       Total                                                     $2,026          $22,447
                                                               ========         ========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


4.  NEW ACCOUNTING PRONOUNCEMENTS

         In April 2001, the Financial Accounting Standards Board reached consensus on Emerging Issues Task Force ("EITF") Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which is effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable. This Issue addresses whether consideration from a vendor to a retailer is (a) an adjustment of the selling prices of the vendor's products to the retailer and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services provided by the retailer to the vendor and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs. Management has not yet quantified the impact of implementing Issue No. 00-25 on the Company's financial statements.

         In May 2000, the Emerging Issues Task Force issued EITF No. 00-14, "Accounting for Certain Sales Incentives," which provides guidance on the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company adopted EITF No. 00-14 on July 3, 2000. As a result, the Company has reclassified certain retail selling expenses against retail revenue for the three months ended April 2, 2000 to conform with the current period presentation.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Since the Company's commodity option contracts do not meet the criteria for hedge accounting, changes in the value of the commodity option contracts are recognized monthly in earnings. The cumulative effect upon adoption of approximately $77,000 has been recorded as income in the accompanying Condensed Consolidated Statement of Operations. It is not separately reported as a cumulative effect since the effect is not significant. Additional income of approximately $129,000 was recorded during the first quarter of 2001. The unrealized gain on derivatives at April 1, 2001 was approximately $206,000.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


5.   RESTRUCTURING PLAN

         In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. The 70 locations will remain in operation until they are sold, subleased or closed prior to March 2002. In connection with the restructuring plan, the Company eliminated approximately 150 management and administrative positions in the field organization and at corporate headquarters. As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12,057,000 for severance pay, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17,008,000 in the first quarter ended April 2, 2000.

         The following represents the restructuring reserve activity (in thousands):


                                                                            Costs Paid
                                                                            During the
                                                        Balance as of      Quarter Ended    Balance as of
                                                      December 31, 2000    April 1, 2001    April 1, 2001
                                                      -----------------    -------------    -------------
Severance pay                                                  $74              $(74)             $-
Rent                                                         3,585              (278)          3,307
Utilities and real estate taxes                              1,105              (210)            895
Demarking                                                      138               (12)            126
Lease termination costs                                        120                 -             120
Inventory                                                        5                (5)              -
Other                                                          544              (148)            396
                                                            ------             ------         ------
Total                                                       $5,571             $(727)         $4,844
                                                            ======             ======         ======

         The write-down of property and equipment consisted of $7.8 million for the 81 locations closed at the end of March 2000 and $9.2 million for the 70 locations to be disposed of over the following 24 months. At April 1, 2001 the aggregate carrying amount of the remaining 65 properties to be disposed of was $5.8 million. At April 2, 2000, the aggregate carrying value of the 151 properties to be disposed of was $18.9 million. These amounts are reflected in the condensed consolidated balance sheets as property and equipment, net.

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


6.  SALES OF RESTAURANT OPERATIONS AND PROPERTIES TO FRANCHISEES

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

         On January 19, 2000, the Company entered into an agreement granting Kessler Family LLC ("Kessler") non-exclusive rights to operate and develop Friendly's full-service restaurants in the franchising region of Rochester, Buffalo and Syracuse, New York (the "Kessler Agreement"). Pursuant to the Kessler Agreement, Kessler purchased certain assets and rights in 29 existing Friendly's restaurants and committed to open an additional 15 restaurants over the next seven years. Gross proceeds from the sale were approximately $13,300,000 of which $735,000 was for franchise fees for the initial 29 restaurants. The $735,000 was recorded as revenue in the first quarter ending April 2, 2000. The Company recognized a gain of approximately $1,400,000 related to the sale of the assets for the 29 locations in the first quarter ending April 2, 2000. The Company also sold certain assets and rights in six other restaurants to two additional franchisees resulting in a gain of $687,000.


7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         FICC's obligation related to the $200 million Senior Notes is guaranteed fully and unconditionally by one of FICC's wholly-owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc., Friendly Holding (UK) Limited, Friendly Ice Cream (UK) Limited and Restaurant Insurance Corporation (collectively, the "Non-guarantor Subsidiaries"). Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of April 1, 2001 and April 2, 2000, and for the periods ended April 1, 2001 and April 2, 2000, are not presented because management has determined that such information is not material to investors.

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

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF APRIL 1, 2001

                                 (In thousands)


                                                     Parent        Guarantor      Non-guarantor
                                                    Company       Subsidiary      Subsidiaries      Eliminations      Consolidated
                                                    -------       ----------      -------------     ------------      ------------
                  Assets

Current assets:
    Cash and cash equivalents                        $7,626             $12            $1,154            $(23)             $8,769
    Restricted cash                                       -               -               775               -                 775
    Accounts receivable, net                          4,960             576                 -              23               5,559
    Inventories                                      14,080               -                 -               -              14,080
    Deferred income taxes                            10,258              43                 -              94              10,395
    Prepaid expenses and other current
       assets                                         6,995             563             3,510          (8,790)              2,278
                                                      -----             ---             -----          -------              -----
Total current assets                                 43,919           1,194             5,439          (8,696)             41,856
Deferred income taxes                                     -             506             1,327          (1,833)                  -
Property and equipment, net                         218,674               -                 -               -             218,674
Intangibles and deferred costs, net                  21,185               -                 -               -              21,185
Investments in subsidiaries                           3,640               -                 -          (3,640)                  -
Other assets                                          2,325           2,844             6,229          (8,158)              3,240
                                                      -----           -----             -----          -------              -----

Total assets                                       $289,743          $4,544           $12,995        $(22,327)           $284,955
                                                   ========          ======           =======        =========           ========

    Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Current maturities of long-term
       obligations                                  $14,324              $-                $-         $(3,500)            $10,824
    Accounts payable                                 19,633               -                 -               -              19,633
    Accrued expenses                                 50,210             201             7,637          (5,090)             52,958
                                                     ------             ---             -----          -------             ------
Total current liabilities                            84,167             201             7,637          (8,590)             83,415
Deferred income taxes                                12,619               -                 -          (1,739)             10,880
Long-term obligations, less current
    maturities                                      282,121               -                 -          (5,314)            276,807
Other long-term liabilities                          13,929           1,191             4,870          (3,044)             16,946
Stockholders' equity (deficit)                     (103,093)          3,152               488          (3,640)           (103,093)
                                                   --------           -----               ---          -------           --------

Total liabilities and stockholders'
    equity (deficit)                               $289,743          $4,544           $12,995        $(22,327)           $284,955
                                                   ========          ======           =======        =========           ========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED APRIL 1, 2001

                                 (In thousands)

                                                     Parent        Guarantor      Non-guarantor
                                                    Company       Subsidiary      Subsidiaries      Eliminations      Consolidated
                                                    -------       ----------      -------------     ------------      ------------

Revenues                                           $124,885         $1,193                 $-               $-           $126,078
Costs and expenses:
    Cost of sales                                    42,060              -                  -                -             42,060
    Labor and benefits                               39,676              -                  -                -             39,676
    Operating  expenses and  write-downs  of
       property and equipment                        27,462              -                (9)                -             27,453
    General and administrative expenses               8,173          1,159                  -                -              9,332
    Depreciation and amortization                     7,552              -                  -                -              7,552
Gain on dispositions of other property and
    equipment                                        (1,981)             -                  -                -             (1,981)
Interest expense (income)                             7,806              -              (221)                -              7,585
                                                      -----              -              -----                -              -----

(Loss) income before benefit from
    (provision for) income taxes and
    equity in net income of consolidated
    subsidiaries                                     (5,863)            34                230                -             (5,599)

Benefit from (provision for) income taxes             2,491            (14)               (81)               -              2,396
                                                      -----            ----               ----             ----             -----

(Loss) income before equity in net income
    of consolidated subsidiaries                     (3,372)            20                149                -             (3,203)

Equity in net income of consolidated
    subsidiaries                                        169              -                  -             (169)                 -
                                                      -----            ----               ----             ----             -----

Net (loss) income                                   $(3,203)           $20               $149            $(169)           $(3,203)
                                                    ========           ===               =====            =====            =======

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED APRIL 1, 2001

                                 (In thousands)

                                                     Parent        Guarantor      Non-guarantor
                                                    Company       Subsidiary      Subsidiaries      Eliminations      Consolidated
                                                    -------       ----------      -------------     ------------      ------------

Net cash provided by (used in) operating
    activities                                       $1,986            $(21)           $1,184            $(985)            $2,164
                                                     ------            -----           ------            ------            ------

Cash flows from investing activities:
    Purchases of property and equipment              (2,026)              -                 -                -             (2,026)
    Proceeds from sales of property and
      equipment                                       5,246               -                 -                -              5,246
                                                     ------            -----           ------            ------            ------
Net cash provided by investing activities             3,220               -                 -                -              3,220
                                                     ------            -----           ------            ------            ------

Cash flows from financing activities:
   Proceeds from borrowings                           8,000               -                 -                -              8,000
   Repayments of obligations                        (19,199)              -                 -                -            (19,199)
   Reinsurance payments made from deposits                -               -              (962)             962                  -
                                                     ------            -----           ------            ------            ------
Net cash used in financing activities               (11,199)              -              (962)             962            (11,199)
                                                     ------            -----           ------            ------            ------

Net (decrease) increase in cash and cash
   equivalents                                       (5,993)            (21)              222              (23)            (5,815)

Cash and cash equivalents, beginning of
   period                                            13,619              33               932                -             14,584
                                                     ------            -----           ------            ------            ------

Cash and cash equivalents, end of period             $7,626             $12            $1,154             $(23)            $8,769
                                                     ======             ===            ======            =====             ======

Supplemental disclosures:
   Interest paid (received)                          $2,357              $-             $(221)              $-             $2,136
   Income taxes paid                                      -               2                 -                -                  2

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2000

                                 (In thousands)


                                                   Parent          Guarantor       Non-guarantor
                                                  Company         Subsidiary       Subsidiaries        Eliminations     Consolidated
                                                  -------         ----------       -------------       ------------     ------------

                   Assets
Current assets:
   Cash and cash equivalents                      $13,619              $33                $932                 $-           $14,584
   Restricted cash                                      -                -               1,737                  -             1,737
   Accounts receivable, net                         5,649              508                   -                  -             6,157
   Inventories                                     11,570                -                   -                  -            11,570
   Deferred income taxes                           10,258               43                   -                 94            10,395
   Prepaid expenses and other current assets        7,435              551               4,057             (9,244)            2,799
                                                    -----              ---               -----            -------             -----

Total current assets                               48,531            1,135               6,726             (9,150)           47,242
Deferred income taxes                                   -              506               1,327             (1,833)                -
Property and equipment, net                       226,865                -                   -                  -           226,865
Intangible assets and deferred costs, net          21,529                -                   -                  -            21,529
Investments in subsidiaries                         3,500                -                   -             (3,500)                -
Other assets                                        1,135            3,614               5,729             (8,428)            2,050
                                                    -----            -----               -----             -------            -----

Total assets                                     $301,560           $5,255             $13,782           $(22,911)         $297,686
                                                 ========           ======             =======           =========         ========


  Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Current maturities of long-term
     obligations                                  $19,172               $-                  $-            $(4,000)          $15,172
   Accounts payable                                20,100                -                   -                  -            20,100
   Accrued expenses                                43,683              648               8,082             (5,014)           47,399
                                                   ------              ---               -----             -------           ------

Total current liabilities                          82,955              648               8,082             (9,014)           82,671
Deferred income taxes                              15,015                -                   -             (1,739)           13,276
Long-term obligations, less current
   maturities                                     288,472                -                   -             (4,814)          283,658
Other liabilities                                  15,101            1,475               5,332             (3,844)           18,064
Stockholders' equity (deficit)                   (99,983)            3,132                 368             (3,500)          (99,983)
                                                 --------            -----                 ---             -------          --------

Total liabilities and stockholders' equity
   (deficit)                                     $301,560           $5,255             $13,782           $(22,911)         $297,686
                                                 ========           ======             =======           =========         ========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED APRIL 2, 2000

                                 (In thousands)


                                                       Parent         Guarantor     Non-guarantor
                                                      Company        Subsidiary     Subsidiaries       Eliminations    Consolidated
                                                      -------        ----------     -------------      ------------    ------------

Revenues                                             $142,306           $1,874               $-                $-          $144,180
Costs and expenses:
    Cost of sales                                      44,822                -                -                 -            44,822
    Labor and benefits                                 48,176                -                -                 -            48,176
    Operating expenses and write-downs of
       property and equipment                          48,683                -             (60)                 -            48,623
    General and administrative expenses                10,950              426                -                 -            11,376
    Restructuring costs                                12,057                -                -                 -            12,057
    Depreciation and amortization                       8,421                -                -                 -             8,421
Gain on franchise sales of restaurant
     operations and properties                         (2,087)               -                -                 -            (2,087)
Loss on  dispositions  of  other  property  and
     equipment                                            464                -                -                 -               464
Interest expense (income)                               8,110                -             (172)                -             7,938
                                                        -----           ------            -----             -----             -----

(Loss) income before benefit from
     (provision for) income taxes and
     equity in net income of consolidated
     subsidiaries                                     (37,290)          1,448               232                 -           (35,610)

Benefit from (provision for) income taxes              17,774            (593)              (81)                -            17,100
                                                        -----           ------            -----             -----             -----

(Loss) income before equity in net income of
     consolidated subsidiaries                        (19,516)            855               151                 -           (18,510)

Equity in net income of consolidated
     subsidiaries                                       1,006               -                 -            (1,006)                -
                                                        -----           ------            -----           -------          --------

Net (loss) income                                    $(18,510)           $855              $151           $(1,006)         $(18,510)
                                                     =========          ======            =====           =======          ========

                 FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED APRIL 2, 2000

                                 (In thousands)

                                                    Parent     Guarantor      Non-guarantor
                                                   Company    Subsidiary      Subsidiaries     Eliminations    Consolidated
                                                   -------    ----------      -------------    ------------    ------------


Net cash (used in) provided by operating
     activities                                    $(5,724)      $36             $1,080            $(749)          $(5,357)
                                                   -------       ---             ------            -----           -------
Cash flows from investing activities:
   Purchases of property and equipment              (2,227)        -                  -                -            (2,227)
   Proceeds from sales of property and
     equipment                                      16,740         -                  -                -            16,740
                                                   -------       ---             ------            -----           -------
Net cash provided by investing activities           14,513         -                  -                -            14,513
                                                   -------       ---             ------            -----           -------

Cash flows from financing activities:
   Proceeds from borrowings                         33,000         -                  -                -            33,000
   Repayments of obligations                       (42,252)        -                  -                -           (42,252)
   Reinsurance deposits received                         -         -                800             (800)                -
   Reinsurance payments made from deposits               -         -             (1,549)           1,549                 -
                                                   -------       ---             ------            -----           -------

Net cash used in financing activities               (9,252)        -               (749)             749            (9,252)
                                                   -------       ---             ------            -----           -------

Net (decrease) increase in cash and cash
   equivalents                                        (463)       36                331                -               (96)

Cash and cash equivalents, beginning of
   period                                            9,674        14              2,374                -            12,062
                                                   -------       ---             ------            -----           -------

Cash and cash equivalents, end of period            $9,211       $50             $2,705               $-           $11,966
                                                    ======       ===             ======            =====           =======

Supplemental disclosures:
   Interest paid (received)                         $2,966        $-              $(357)             $-             $2,609
   Income taxes (refunded) paid                       (928)      823                 84               -                (21)
   Capital lease obligations terminated                659         -                  -               -                659
   Notes received from the sale of
     property and equipment                            577         -                  -               -                577


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN.

         FORWARD LOOKING STATEMENTS

         Statements contained herein that are not historical facts, constitute "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties, which could cause results to differ materially from those anticipated. These factors include the Company's highly competitive business environment, uncertainty with respect to the Company's ability to refinance its existing debt facilities, exposure to commodity prices, risks associated with the foodservice industry, the ability to retain and attract new employees, government regulations, the Company's high geographic concentration in the Northeast and its attendant weather patterns, conditions needed to meet re-imaging and new opening and franchising targets and risks associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company's prospects in general are included in the Company's other filings with the Securities and Exchange Commission.


         OVERVIEW

         As of April 1, 2001, the Company owned and operated 438 restaurants and franchised 123 restaurants and five cafes. The Company distributes a full line of frozen dessert products to Friendly's restaurants and through more than 3,500 supermarkets and other retail locations in 15 states. The restaurants offer a wide variety of reasonably-priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

      REVENUES:

      Total revenues decreased $18.1 million, or 12.6%, to $126.1 million for the first quarter ended April 1, 2001 from $144.2 million for the same quarter in 2000. Restaurant revenues decreased $18.3 million, or 14.6%, to $107.1 million for the first quarter of 2001 from $125.4 million for the same quarter in 2000. Restaurant revenues decreased by $19.7 million due to the closing of 133 under-performing restaurants and the re-franchising of 49 additional locations over the past 15 months. Closing of restaurants accounted for $14.2 million of the restaurant revenue decline and re-franchising reduced restaurant revenues by an additional $5.5 million. Partially offsetting this decrease was a 1.0% increase in comparable restaurant revenues. Revenues from the one location open less than one year were $0.4 million. Foodservice (product sales to franchisees, retail and institutional) revenues increased by $0.9 million, or 5.5%, to $17.4 million for the first quarter of 2001 from $16.5 million for the same quarter in 2000. The increase was due to the increase in the number of franchised units. Revenues from foodservice retail supermarket customers were lower in the current quarter when compared to same quarter in 2000. The Company's foodservice division sells a variety of products to the Company's franchisees and ice cream products to supermarkets and other retail locations. Franchise revenues decreased $0.7 million, or 30.4%, to $1.6 million for the three months ended April 1, 2001 from $2.3 million for the three months ended April 2, 2000. The decrease is due to a reduction of $1.0 million in initial fees from new franchised locations as 41 new locations were added in the first quarter of 2000 and only one new location was added in the same period in 2001. There were 128 franchised units (including cafes) open at April 1, 2001 compared to 109 franchised units open at April 2, 2000.

      COST OF SALES:

      Cost of sales decreased $2.7 million, or 6.0%, to $42.1 million for the first quarter ended April 1, 2001 from $44.8 million for the same quarter in 2000. Cost of sales as a percentage of total revenues increased to 33.3% for the first quarter of 2001 from 31.1% for the same quarter in 2000. The higher food cost as a percentage of total revenue was partially due to a shift in sales mix from Company-owned restaurant sales to foodservice sales. Foodservice sales to franchisees and retail customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons. The cost of cream, the principle ingredient used in making ice cream, was higher in the first quarter of 2001 when compared to the first quarter of 2000 and contributed to the rise in cost of sales as a percentage of total revenues, especially in foodservice's retail supermarket business. The Company believes that cream prices will continue to rise and will peak during the summer months. To minimize risk, hedging opportunities and alternative supply sources will be pursued. Additionally, the Company intends to raise prices to its retail customers.

      LABOR AND BENEFITS:

      Labor and benefits decreased $8.5 million, or 17.6%, to $39.7 million for the first quarter ended April 1, 2001 from $48.2 million for the same quarter in 2000. Labor and benefits as a percentage of total revenues decreased to 31.5% for the first quarter of 2001 from 33.4% for the same period in 2000. The lower labor cost as a percentage of total revenue is partially the result of revenue increases derived from additional franchised locations, which do not have any associated restaurant labor and benefits. In addition, the closing of 133 under-performing Company-owned units over the past 15 months improved the relationship of restaurant labor and benefits to restaurant sales as well as to total revenues. Partially offsetting the decreases were higher group insurance costs in 2001 when compared to the same period in 2000.

      OPERATING EXPENSES:

      Operating expenses decreased $3.5 million, or 11.3%, to $27.5 million for the first quarter ended April 1, 2001 from $31.0 million for the same quarter in 2000. Operating expenses as a percentage of total revenues were 21.8% and 21.5% for the first quarters ended April 1, 2001 and April 2, 2000, respectively. The increase as a percentage of total revenues resulted from higher advertising and promotional expenses, utility costs and snowplowing costs in the 2001 quarter when compared to the 2000 quarter.

      GENERAL AND ADMINISTRATIVE EXPENSES:

      General and administrative expenses were $9.3 million and $11.4 million for the first quarters ended April 1, 2001 and April 2, 2000, respectively. General and administrative expenses as a percentage of total revenues decreased to 7.4% in the first quarter of 2001 from 7.9% for the same period in 2000. The decrease is primarily the result of the elimination of certain management and administrative positions associated with the Company's announcement of the immediate closing of 81 restaurants and the planned closing of 70 additional restaurants in March 2000.

      EBITDA:

      As a result of the above, EBITDA (EBITDA represents net loss before (i) cumulative effect of change in accounting principle, net of income taxes, (ii) benefit from income taxes (iii) interest expense, net, (iv) depreciation and amortization and (v) write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries) increased $11.0 million, or 786.0%, to $9.6 million for the first quarter ended April 1, 2001 from $(1.4) million for the same quarter in 2000. EBITDA as a percentage of total revenues was 7.6% and (0.9)% for the first quarters of 2001 and 2000, respectively. The increase was primarily the result of the restructuring costs of $12.1 million recorded during the first quarter ended April 2, 2000 partially offset by the impact of the increased gains of $0.4 million on the sales of restaurant operations and properties. The Company has included information concerning EBITDA in this Form 10-Q because it believes that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company's operating performance.

      RESTRUCTURING COSTS:

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

      WRITE-DOWNS OF PROPERTY AND EQUIPMENT:

      Write-downs of property and equipment were $17.7 million for the first quarter ended April 2, 2000. The write-downs were primarily the result of the non-cash write-down of the 81 under-performing restaurants which were closed at the end of March 2000 and the non-cash write-down of the additional 70 restaurants which will be closed over the next 24 months to their estimated net realizable value. As of April 1, 2001, 36 of these 70 restaurants have been closed.

      DEPRECIATION AND AMORTIZATION:

      Depreciation and amortization decreased $0.8 million, or 9.5%, to $7.6 million for the first quarter ended April 1, 2001 from $8.4 million for the same quarter in 2000. Depreciation and amortization as a percentage of total revenues was 5.9% for the first quarter ended April 1, 2001 compared to 5.8% for the first quarter ended April 2, 2000.

      GAIN ON FRANCHISE SALES OF RESTAURANT OPERATIONS AND PROPERTIES:

      On January 19, 2000, the Company entered into an agreement granting Kessler Family LLC ("Kessler") non-exclusive rights to operate and develop Friendly's full-service restaurants in the franchising region of Rochester, Buffalo and Syracuse, New York (the "Kessler Agreement"). Pursuant to the Kessler Agreement, Kessler purchased certain assets and rights in 29 existing Friendly's restaurants and committed to open an additional 15 restaurants over the next seven years. Gross proceeds from the sale were approximately $13,300,000 of which $735,000 was for franchise fees for the initial 29 restaurants. The $735,000 was recorded as revenue in the first quarter ending April 2, 2000. The Company recognized a gain of approximately $1,400,000 related to the sale of the assets for the 29 locations in the first quarter ending April 2, 2000. The Company also sold certain assets and rights in six other restaurants to two additional franchisees resulting in a gain of $687,000.

      (GAIN) LOSS ON SALES OF OTHER PROPERTY AND EQUIPMENT:

      The (gain) loss on sales of other property and equipment was $(2.0) million and $0.5 million for the quarters ended April 1, 2001 and April 2, 2000, respectively. The gain in the 2001 quarter resulted from the sale of 11 closed locations during the first quarter ending April 1, 2001. The loss for the quarter ended April 2, 2000 resulted from normal retirements.

      INTEREST EXPENSE, NET:

      Interest expense, net of capitalized interest and interest income, decreased by $0.3 million, or 3.8%, to $7.6 million for the first quarter ended April 1, 2001 from $7.9 million for the same quarter in 2000. The decrease is primarily due to a reduction in the average outstanding debt. Total outstanding debt, including capital leases, was reduced from $305.8 million at April 2, 2000 to $287.6 million at April 1, 2001.

      BENEFIT FROM INCOME TAXES:

      The benefit from income taxes was $2.4 million, or 43%, and $17.1 million, or 48.0%, for the first quarters ended April 1, 2001 and April 2, 2000, respectively. The Company records income taxes based on the effective rate expected for the year with any changes in valuation allowance reflected in the period of change. The sale of the land and buildings to franchisees during the first quarter ended April 2, 2000 favorably impacted the provision for income taxes as it triggered built-in gains, which allowed for a reduction in the valuation allowance on certain net operating loss carryforwards.

      NET LOSS:

      Net loss was $3.2 million and $18.5 million for the first quarters ended April 1, 2001 and April 2, 2000, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $2.2 million for the three months ended April 1, 2001. Net cash used in operating activities was $5.4 million for the three months ended April 2, 2000. Inventories increased $2.5 million primarily as a result of anticipated increased retail sales. Accrued expenses and other long-term liabilities increased $4.4 million from December 31, 2000 to April 1, 2001 primarily due to a $5.2 million increase in accrued interest on the Senior Notes due to four months accrued at April 1, 2001 compared to one month accrued at December 31, 2000. This increase was offset by $1.0 million of payments made against the captive insurance company's reserves for workers compensation claims. Available borrowings under the revolving credit facility were $8.0 million as of April 1, 2001.

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

         Net cash provided by investing activities was $3.2 million in the three months ended April 1, 2001 compared to $14.5 million in the three months ended April 2, 2000. Capital expenditures were approximately $2.0 million and $2.2 million for the three months ended April 1, 2001 and April 2, 2000, respectively. Proceeds from the sales of property and equipment were $5.2 million and $16.7 million in the three months ended April 1, 2001 and April 2, 2000, respectively. The decrease in proceeds was due to the receipt of $16.6 million in 2000 related to sales of restaurants to franchisees. There were no such sales in 2001.

         Net cash used in financing activities was $11.2 million and $9.3 million in the three months ended April 1, 2001 and April 2, 2000, respectively.

         The Company had a working capital deficit of $41.6 million as of April 1, 2001. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

         The Company's credit facility imposes significant operating and financial restrictions on the Company's ability to, among other things, incur indebtedness, create liens, sell assets, engage in mergers or consolidations, pay dividends and engage in certain transactions with affiliates. The credit facility limits the amount which the Company may spend on capital expenditures and requires the Company to comply with certain financial covenants. The Company's credit facility also restricts the use of proceeds from asset sales. Proceeds, as defined in the credit agreement and subject to certain exceptions, in excess of stated maximum allowable amounts must be used to permanently reduce outstanding obligations under the credit facility. During the three months ended April 1, 2001, the Company received $4.9 million of asset sale proceeds which were used to reduce the amount outstanding on the term loans.

         The Company entered into its existing credit facility in November 1997. Since 1997, the Company has executed several amendments to the credit facility. The most recent amendment occurred on March 19, 2001. All of the existing financial covenants were amended and a new financial covenant was added requiring minimum cumulative Consolidated EBITDA, as defined, on a monthly basis. Interest rates on term loans, borrowings under the revolving credit facility and issued letters of credit increased 0.25%. In addition, automatic increases in the interest rates will occur on August 2, 2001, January 2, 2002, April 1, 2002, July 1, 2002 and October 1, 2002 of 0.25%, 0.50%, 0.25%, 0.25%
and 0.25%, respectively. Interest payments on all ABR loans, Eurodollar loans and issued letters of credit are required on a monthly basis rather than quarterly.

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


                   October 15, 2001             $6,000,000
                   January 15, 2002              7,500,000
                   April 15, 2002                8,500,000
                   July 15, 2002                10,000,000

Any remaining unpaid balances due on Tranches B and C of the term loans will be paid on November 15, 2002.

         FICC paid a fee of approximately $256,000 to the lenders in connection with this amendment. Also, unless all obligations under the credit facility are satisfied prior to September 30, 2001, FICC will pay an additional fee of approximately $512,000 on that date. If all obligations under the credit facility are satisfied prior to September 30, 2001, the additional fee will be payable at that time and will be reduced to approximately $128,000.

         The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for 2001 are anticipated to be $15.0 million in the aggregate, of which $8.5 million is expected to be spent on restaurant operations. The Company's actual 2001 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the credit facility will be sufficient to meet the Company's anticipated operating requirements, capital requirements and obligations associated with the restructuring.

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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2001, the Financial Accounting Standards Board reached consensus on Emerging Issues Task Force ("EITF") Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which is effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable. This Issue addresses whether consideration from a vendor to a retailer is (a) an adjustment of the selling prices of the vendor's products to the retailer and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services provided by the retailer to the vendor and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements, and buy-downs. Management has not yet quantified the impact of implementing Issue No. 00-25 on the Company's financial statements.

         In May 2000, the Emerging Issues Task Force issued EITF No. 00-14, "Accounting for Certain Sales Incentives," which provides guidance on the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company adopted EITF No. 00-14 on July 3, 2000. As a result, the Company has reclassified certain retail selling expenses against retail revenue for the three months ended April 2, 2000 to conform with the current period presentation.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Since the Company's commodity option contracts do not meet the criteria for hedge accounting, changes in the value of the commodity option contracts are recognized monthly in earnings. The cumulative effect upon adoption of approximately $77,000 has been recorded as income in the accompanying condensed Consolidated Statement of Operations. It is not separately reported as a cumulative effect since the effect is not significant. Additional income of approximately $129,000 was recorded during the first quarter of 2001. The unrealized gain on derivatives at April 1, 2001 was approximately $206,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Company's market risk exposure since the filing of the Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(a)   Exhibits:

     Seventh Amendment to Credit Agreement.

(b) No report on Form 8-K was filed during the three months ended April 1, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FRIENDLY ICE CREAM CORPORATION


                                    By:  By: /s/
                                            ----------------------------------
                                         Name: Paul J. McDonald
                                         Title: Executive Vice President,
                                         Chief Financial Officer