Form 10-Q
period 2001-07-01
FRIENDLY ICE CREAM CORP
filed 2001-07-26
CIK 39135

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                           COMMISSION FILE NO. 0-3930

                            ------------------------

                         FRIENDLY ICE CREAM CORPORATION

             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                    5812                        04-2053130
  (State of                (Primary Standard              (I.R.S. Employer
Incorporation)                Industrial                 Identification No.)
                      Classification Code Number)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                              OUTSTANDING AT JULY 20, 2001
                    -----                              ----------------------------
        Common Stock, $.01 par value                         7,361,865 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                JULY 1,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  10,346      $  14,584
  Restricted cash...........................................         445          1,737
  Accounts receivable, net..................................      11,813          6,157
  Inventories...............................................      15,445         11,570
  Deferred income taxes.....................................      10,395         10,395
  Prepaid expenses and other current assets.................       2,054          2,799
                                                               ---------      ---------
TOTAL CURRENT ASSETS........................................      50,498         47,242
                                                               ---------      ---------

PROPERTY AND EQUIPMENT, net.................................     201,010        226,865
INTANGIBLES AND DEFERRED COSTS, net.........................      20,569         21,529
OTHER ASSETS................................................       8,608          2,050
                                                               ---------      ---------
TOTAL ASSETS................................................   $ 280,685      $ 297,686
                                                               =========      =========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $   3,816      $  13,029
  Current maturities of capital lease and finance
    obligations.............................................       1,927          2,143
  Accounts payable..........................................      24,723         20,100
  Accrued salaries and benefits.............................      11,321         10,956
  Accrued interest payable..................................       1,942          3,515
  Insurance reserves........................................      13,873         13,095
  Restructuring reserve.....................................       3,952          5,571
  Other accrued expenses....................................      15,309         14,262
                                                               ---------      ---------
TOTAL CURRENT LIABILITIES...................................      76,863         82,671
                                                               ---------      ---------

DEFERRED INCOME TAXES.......................................      14,208         13,276
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current
  maturities................................................       7,190          8,223
LONG-TERM DEBT, less current maturities.....................     264,243        275,435
OTHER LONG-TERM LIABILITIES.................................      16,167         18,064

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock..............................................          74             74
  Additional paid-in capital................................     139,156        138,988
  Accumulated deficit.......................................    (237,216)      (239,045)
                                                               ---------      ---------
TOTAL STOCKHOLDERS' DEFICIT.................................     (97,986)       (99,983)
                                                               ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.................   $ 280,685      $ 297,686
                                                               =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                              ENDED                  ENDED
                                                      ---------------------   -------------------
                                                       JULY 1,     JULY 2,    JULY 1,    JULY 2,
                                                        2001        2000        2001       2000
                                                      ---------   ---------   --------   --------
REVENUES............................................  $152,202    $159,240    $278,280   $303,420

COSTS AND EXPENSES:
  Cost of sales.....................................    52,857      50,243      94,917     95,065
  Labor and benefits................................    41,334      49,399      81,010     97,575
  Operating expenses................................    30,307      30,968      57,760     61,919
  General and administrative expenses...............     9,345      10,191      18,677     21,567
  Restructuring costs...............................        --          (1)         --     12,056
  Write-downs of property and equipment.............        68         688          68     18,360
  Depreciation and amortization.....................     7,097       7,319      14,649     15,740
(Gain) loss on franchise sales of restaurant
  operations and properties.........................    (3,823)         89      (3,823)    (1,998)
Gain on disposition of other property and
  equipment.........................................      (261)       (509)     (2,242)       (45)
                                                      --------    --------    --------   --------

OPERATING INCOME (LOSS).............................    15,278      10,853      17,264    (16,819)

Interest expense, net...............................     6,918       7,963      14,503     15,901
                                                      --------    --------    --------   --------

INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM
  INCOME TAXES......................................     8,360       2,890       2,761    (32,720)

(Provision for) benefit from income taxes...........    (3,328)        115        (932)    17,215
                                                      --------    --------    --------   --------
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)...  $  5,032    $  3,005    $  1,829   $(15,505)
                                                      ========    ========    ========   ========
BASIC NET INCOME (LOSS) PER SHARE...................  $   0.68    $   0.40    $   0.25   $  (2.08)
                                                      ========    ========    ========   ========
DILUTED NET INCOME (LOSS) PER SHARE.................  $   0.68    $   0.40    $   0.25   $  (2.08)
                                                      ========    ========    ========   ========

WEIGHTED AVERAGE SHARES:
  Basic.............................................     7,364       7,438       7,370      7,454
                                                      ========    ========    ========   ========
  Diluted...........................................     7,370       7,498       7,377      7,454
                                                      ========    ========    ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              FOR THE SIX MONTHS
                                                                     ENDED
                                                              -------------------
                                                              JULY 1,    JULY 2,
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 1,829    $(15,505)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Stock compensation expense..............................      168         286
    Depreciation and amortization...........................   14,649      15,740
    Write-downs of property and equipment...................       68      18,360
    Deferred income tax benefit.............................      932     (17,215)
    Gain on asset retirements and sales.....................   (6,023)     (2,677)
    Changes in operating assets and liabilities:
      Accounts receivable...................................   (5,656)     (1,886)
      Inventories...........................................   (3,875)     (4,833)
      Other assets..........................................     (542)      4,186
      Accounts payable......................................    4,623         348
      Accrued expenses and other long-term liabilities......   (3,050)     (4,440)
                                                              -------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........    3,123      (7,636)
                                                              -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (5,726)     (8,261)
  Proceeds from sales of property and equipment.............   19,868      25,919
                                                              -------    --------
NET CASH PROVIDED BY INVESTING ACTIVITIES...................   14,142      17,658
                                                              -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings..................................   34,000      56,000
  Repayments of debt........................................  (54,404)    (65,536)
  Repayments of capital lease and finance obligations.......   (1,099)       (876)
                                                              -------    --------
NET CASH USED IN FINANCING ACTIVITIES.......................  (21,503)    (10,412)
                                                              -------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (4,238)       (390)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   14,584      12,062
                                                              -------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $10,346    $ 11,672
                                                              =======    ========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest..................................................  $15,498    $ 15,540
  Income taxes..............................................        3           9
Capital lease obligations incurred..........................       --         909
Capital lease obligations terminated........................      151         711
Note received from sale of property and equipment...........    4,250         577

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    INTERIM FINANCIAL INFORMATION--

    The accompanying condensed consolidated financial statements as of July 1, 2001 and for the second quarter and six months ended July 1, 2001 and July 2, 2000 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive income (loss) of Friendly Ice Cream Corporation ("FICC") and subsidiaries (unless the context indicates otherwise, collectively, the "Company"). Such adjustments consist solely of normal recurring accruals. Operating results for the three and six month periods ended July 1, 2001 and July 2, 2000 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company's business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company's Consolidated Financial Statements, including the notes thereto, which are contained in the 2000 Annual Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements.

    INVENTORIES--

    Inventories are stated at the lower of first-in, first-out cost or market. Inventories as of July 1, 2001 and December 31, 2000 were as follows (in thousands):

                                                         JULY 1,    DECEMBER 31,
                                                           2001         2000
                                                         --------   ------------
Raw materials..........................................  $ 3,398       $ 1,307
Goods in process.......................................      204            66
Finished goods.........................................   11,843        10,197
                                                         -------       -------
Total..................................................  $15,445       $11,570
                                                         =======       =======

    DEBT--

    Since 1997, the Company has entered into several amendments related to covenant violations on its credit facility, which expires in November 2002. In March 2001, under the terms of the seventh amendment, covenant requirements, interest rates and principal payments were revised. The Company is in the process of exploring various refinancing alternatives and has engaged Banc of America Securities LLC for assistance in this process. The Company believes that based on the terms of the seventh amendment, the Company has adequate cash and availability on its revolving credit facility to meet its obligations through September 30, 2002. Additionally, the Company believes that it can comply with the revised covenant requirements under the amendment through December 30, 2001. There is no assurance that the Company will be able to comply with or renegotiate such covenants for periods after December 30, 2001 or that the Company will be able to refinance its existing debt facilities.

    RECLASSIFICATIONS--

    Certain prior year amounts have been reclassified to conform with current year presentation.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

2.  EARNINGS PER SHARE

    Basic net income (loss) per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing earnings available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock equivalents which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 17,406 for the six months ended July 2, 2000.

    Presented below is the reconciliation between basic and diluted weighted average shares for the three and six months ended July 1, 2001 and July 2, 2000 (in thousands):

                                                                     FOR THE THREE MONTHS ENDED
                                                              -----------------------------------------
                                                                     BASIC                DILUTED
                                                              -------------------   -------------------
                                                              JULY 1,    JULY 2,    JULY 1,    JULY 2,
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
Weighted average number of common shares outstanding during
  the period................................................   7,364      7,438      7,364      7,438
Adjustments:
Assumed exercise of stock options...........................      --         --          6         60
                                                               -----      -----      -----      -----
Weighted average number of shares outstanding...............   7,364      7,438      7,370      7,498
                                                               =====      =====      =====      =====

                                                                      FOR THE SIX MONTHS ENDED
                                                              -----------------------------------------
                                                                     BASIC                DILUTED
                                                              -------------------   -------------------
                                                              JULY 1,    JULY 2,    JULY 1,    JULY 2,
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
Weighted average number of common shares outstanding during
  the period................................................   7,370      7,454      7,370      7,454
Adjustments:
Assumed exercise of stock options...........................      --         --          7         --
                                                               -----      -----      -----      -----
Weighted average number of shares outstanding...............   7,370      7,454      7,377      7,454
                                                               =====      =====      =====      =====

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

3.  SEGMENT REPORTING (CONTINUED)
    The Company's restaurants target families with children and adults who desire a reasonably-priced meal in a full-service setting. The Company's menu offers a broad selection of freshly-prepared foods which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items. Foodservice operations manufactures frozen dessert products and distributes such manufactured products and purchased finished goods to the Company's restaurants and franchised operations. Additionally, it sells frozen dessert products to distributors and retail and institutional locations. The Company's franchise segment includes a royalty based on franchise restaurant revenue. In addition, the Company receives rental income from various franchised restaurants. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment. These costs include general and administrative expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarters activities.

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

    EBITDA represents net loss before (i) (provision for) benefit from income taxes, (ii) interest expense, net, (iii) depreciation and amortization and
(iv) write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries. The Company has included information concerning EBITDA in this Form 10-Q because it believes that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company's operating performance.

                                                      FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                              ENDED                  ENDED
                                                      ---------------------   -------------------
                                                       JULY 1,     JULY 2,    JULY 1,    JULY 2,
                                                        2001        2000        2001       2000
                                                      ---------   ---------   --------   --------
                                                                    (IN THOUSANDS)
Revenues:
  Restaurant........................................  $118,953    $136,800    $226,098   $262,223
  Foodservice.......................................    64,627      62,947     112,807    117,940
  Franchise.........................................     3,101       1,765       4,662      4,042
                                                      --------    --------    --------   --------
      Total.........................................  $186,681    $201,512    $343,567   $384,205
                                                      ========    ========    ========   ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

3.  SEGMENT REPORTING (CONTINUED)

                                                      FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                              ENDED                  ENDED
                                                      ---------------------   -------------------
                                                       JULY 1,     JULY 2,    JULY 1,    JULY 2,
                                                        2001        2000        2001       2000
                                                      ---------   ---------   --------   --------
                                                                    (IN THOUSANDS)
Intersegment revenues:
  Restaurant........................................  $     --    $     --    $     --   $     --
  Foodservice.......................................   (34,479)    (42,272)    (65,287)   (80,785)
  Franchise.........................................        --          --          --         --
                                                      --------    --------    --------   --------
      Total.........................................  $(34,479)   $(42,272)   $(65,287)  $(80,785)
                                                      ========    ========    ========   ========

External revenues:
  Restaurant........................................  $118,953    $136,800    $226,098   $262,223
  Foodservice.......................................    30,148      20,675      47,520     37,155
  Franchise.........................................     3,101       1,765       4,662      4,042
                                                      --------    --------    --------   --------
      Total.........................................  $152,202    $159,240    $278,280   $303,420
                                                      ========    ========    ========   ========

EBITDA:
  Restaurant........................................  $ 16,024    $ 16,090    $ 24,792   $ 23,558
  Foodservice.......................................     4,809       7,065       7,888     12,584
  Franchise.........................................     1,927         580       2,421      1,518
  Corporate.........................................    (4,422)     (5,240)     (9,016)   (10,169)
  Gains on property and equipment, net..............     4,180         509       6,064      2,132
  Restructuring costs...............................        --           1          --    (12,056)
                                                      --------    --------    --------   --------
      Total.........................................  $ 22,518    $ 19,005    $ 32,149   $ 17,567
                                                      ========    ========    ========   ========

Interest expense, net...............................  $  6,918    $  7,963    $ 14,503   $ 15,901
                                                      ========    ========    ========   ========

Depreciation and amortization:
  Restaurant........................................  $  4,613    $  4,895    $  9,659   $ 10,930
  Foodservice.......................................       841         856       1,695      1,715
  Franchise.........................................        61         100         121        183
  Corporate.........................................     1,582       1,468       3,174      2,912
                                                      --------    --------    --------   --------
      Total.........................................  $  7,097    $  7,319    $ 14,649   $ 15,740
                                                      ========    ========    ========   ========

Other non-cash expenses:
  Corporate.........................................  $     75    $    145    $    168   $    286
  Write-downs of property and equipment.............        68         688          68     18,360
                                                      --------    --------    --------   --------
      Total.........................................  $    143    $    833    $    236   $ 18,646
                                                      ========    ========    ========   ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

3.  SEGMENT REPORTING (CONTINUED)

                                                      FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                              ENDED                  ENDED
                                                      ---------------------   -------------------
                                                       JULY 1,     JULY 2,    JULY 1,    JULY 2,
                                                        2001        2000        2001       2000
                                                      ---------   ---------   --------   --------
                                                                    (IN THOUSANDS)
Income (loss) before (provision for) benefit from
  income taxes:
  Restaurant........................................  $ 11,411    $ 11,195    $ 15,133   $ 12,628
  Foodservice.......................................     3,968       6,209       6,193     10,869
  Franchise.........................................     1,866         480       2,300      1,335
  Corporate.........................................   (12,997)    (14,816)    (26,861)   (29,268)
  Gains (loss) on property and equipment, net.......     4,112        (179)      5,996    (16,228)
  Restructuring Costs...............................        --           1          --    (12,056)
                                                      --------    --------    --------   --------
      Total.........................................  $  8,360    $  2,890    $  2,761   $(32,720)
                                                      ========    ========    ========   ========

Capital expenditures, including capitalized leases:
  Restaurant........................................  $  2,716    $  5,830    $  4,017   $  6,837
  Foodservice.......................................       725         908       1,215      1,797
  Corporate.........................................       259         205         494        536
                                                      --------    --------    --------   --------
      Total.........................................  $  3,700    $  6,943    $  5,726   $  9,170
                                                      ========    ========    ========   ========

                                                              JULY 1,    DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
Total assets:
  Restaurant................................................  $176,939     $199,223
  Foodservice...............................................    42,867       33,880
  Franchise.................................................     6,574        3,745
  Corporate.................................................    54,305       60,838
                                                              --------     --------
      Total.................................................  $280,685     $297,686
                                                              ========     ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

4.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles." SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets. The new rules become effective on January 1, 2002. The Company does not believe the impact of adopting SFAS No. 142 will have a material effect on the Company's consolidated financial statements. The Company will continue to amortize its license agreement related to certain trademarked products under the new rules.

    In April 2001, the Financial Accounting Standards Board reached consensus on Emerging Issues Task Force ("EITF") Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which is effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable. This Issue requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs. The Company is required to adopt EITF No. 00-25 for periods beginning after December 15, 2001. Management has not yet quantified the impact of implementing Issue No. 00-25 on the Company's financial statements.

    In May 2000, the Emerging Issues Task Force issued EITF No. 00-14, "Accounting for Certain Sales Incentives," which provides guidance on the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company adopted EITF No. 00-14 on July 3, 2000. As a result, the Company has reclassified certain retail selling expenses against retail revenue for the three and six months ended July 2, 2000 to conform with the current period presentation.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Since the Company's commodity option contracts do not meet the criteria for hedge accounting, changes in the value of the commodity option contracts are recognized monthly in earnings. The cumulative effect upon adoption of approximately $77,000 has been recorded as income in the accompanying Condensed Consolidated Statement of Operations. It is not separately reported as a cumulative effect since the amount is not significant. Additionally, losses totaling $147,000 were recorded during the six months ended July 1, 2001. The fair market value of derivatives at July 1, 2001 was approximately $89,000.

5.  RESTRUCTURING PLAN

    In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. The 70 locations will remain in operation until they are sold,

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

5.  RESTRUCTURING PLAN (CONTINUED)
subleased or closed. In connection with the restructuring plan, the Company eliminated approximately 150 management and administrative positions in the field organization and at corporate headquarters. As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12,056,000 for severance pay, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17,008,000 in the first quarter ended April 2, 2000.

    The following represents the restructuring reserve activity (in thousands):

                                                                  COSTS PAID
                                                                  DURING THE
                                             BALANCE AS OF     SIX MONTHS ENDED   BALANCE AS OF
                                           DECEMBER 31, 2000     JULY 1, 2001     JULY 1, 2001
                                           -----------------   ----------------   -------------
Severance pay............................       $   74              $   (74)         $   --
Rent.....................................        3,585                 (643)          2,942
Utilities and real estate taxes..........        1,105                 (403)            702
Demarking................................          138                  (30)            108
Lease termination costs..................          120                 (120)             --
Inventory................................            5                   (5)             --
Other....................................          544                 (344)            200
                                                ------              -------          ------
Total....................................       $5,571              $(1,619)         $3,952
                                                ======              =======          ======

    The write-down of property and equipment consisted of $7.8 million for the 81 locations closed at the end of March 2000 and $9.2 million for the 70 locations to be disposed of over the following 24 months. At July 1, 2001, the aggregate carrying amount of the remaining 29 operating restaurants and 19 closed properties to be disposed of was $4.6 million. At December 31, 2000, the aggregate carrying value of the 73 properties to be disposed of was $7.0 million. These amounts are reflected in the condensed consolidated balance sheets as property and equipment, net.

6.  SALES OF RESTAURANT OPERATIONS AND PROPERTIES TO FRANCHISEES

    On April 13, 2001, the Company entered into an agreement granting J&B Restaurants Partners of Long Island Holding Co., LLC ("J&B") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in the franchising regions of Nassau and Suffolk Counties in Long Island, New York (the "J&B Agreement"). Pursuant to the J&B Agreement, J&B purchased certain assets and rights in 31 existing Friendly's restaurants and committed to open an additional 29 restaurants over the next 12 years. Gross proceeds from the sale were approximately $19,950,000, of which approximately $4,250,000 was received in a note and $940,000 was for franchise fees for the initial 31 restaurants. The $940,000 was recorded as revenue in the second quarter ending July 1, 2001. The Company recognized a gain of approximately $3,935,000 related to the sale of the assets for the 31 locations in the second quarter ending July 1, 2001. The cash proceeds were used to prepay approximately $4,711,000 on the term loans with the remaining balance being applied to the revolving credit facility. The 5-year note bears interest at an annual rate of 11% using a 20-year amortization schedule. Payments are due monthly through the five years with a balloon payment due at the end of

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

6. SALES OF RESTAURANT OPERATIONS AND PROPERTIES TO FRANCHISEES (CONTINUED) five years. The Company also sold certain assets and rights in two other restaurants to an additional franchisee resulting in a loss of $16,000.

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

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    FICC's obligation related to the $200 million Senior Notes is guaranteed fully and unconditionally by one of FICC's wholly- owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc., Friendly Holding (UK) Limited, Friendly Ice Cream (UK) Limited and Restaurant Insurance Corporation (collectively, the "Non-guarantor Subsidiaries"). Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of July 1, 2001 and July 2, 2000, and for the periods ended July 1, 2001 and July 2, 2000, are not presented because management has determined that such information is not material to investors.

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JULY 1, 2001
                                  (Unaudited)
                                 (In thousands)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
               Assets
Current assets:
  Cash and cash equivalents.........  $  9,008     $    9        $ 1,329        $     --       $ 10,346
  Restricted cash...................        --         --            445              --            445
  Accounts receivable, net..........    10,896        917             --              --         11,813
  Inventories.......................    15,445         --             --              --         15,445
  Deferred income taxes.............    10,258         43             --              94         10,395
  Prepaid expenses and other current
    assets..........................     6,871        610          3,505          (8,932)         2,054
                                      --------     ------        -------        --------       --------
Total current assets................    52,478      1,579          5,279          (8,838)        50,498

Deferred income taxes...............        --        506          1,327          (1,833)            --
Property and equipment, net.........   201,010         --             --              --        201,010
Intangibles and deferred costs,
  net...............................    20,569         --             --              --         20,569
Investments in subsidiaries.........     4,680         --             --          (4,680)            --
Other assets........................     7,692      3,689          6,229          (9,002)         8,608
                                      --------     ------        -------        --------       --------
Total assets........................  $286,429     $5,774        $12,835        $(24,353)      $280,685
                                      ========     ======        =======        ========       ========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current maturities of long-term
    obligations.....................  $  9,243     $   --        $    --        $ (3,500)      $  5,743
  Accounts payable..................    24,723         --             --              --         24,723
  Accrued expenses..................    43,317        637          7,690          (5,247)        46,397
                                      --------     ------        -------        --------       --------
Total current liabilities...........    77,283        637          7,690          (8,747)        76,863
Deferred income taxes...............    15,947         --             --          (1,739)        14,208
Long-term obligations, less current
  maturities........................   276,747         --             --          (5,314)       271,433
Other long-term liabilities.........    14,438      1,061          4,541          (3,873)        16,167
Stockholders' (deficit) equity......   (97,986)     4,076            604          (4,680)       (97,986)
                                      --------     ------        -------        --------       --------
Total liabilities and stockholders'
  equity (deficit)..................  $286,429     $5,774        $12,835        $(24,353)      $280,685
                                      ========     ======        =======        ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JULY 1, 2001
                                  (Unaudited)
                                 (In thousands)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
Revenues............................  $149,478     $2,724          $ --         $    --        $152,202
Costs and expenses:
  Cost of sales.....................    52,857         --            --              --          52,857
  Labor and benefits................    41,334         --            --              --          41,334
  Operating expenses and write-downs
    of property and equipment.......    30,377         --            (2)             --          30,375
  General and administrative
    expenses........................     8,188      1,157            --              --           9,345
  Depreciation and amortization.....     7,097         --            --              --           7,097
Gain on franchise sales of
  restaurant operations and
  properties........................    (3,823)        --            --              --          (3,823)
Gain on dispositions of other
  property and equipment............      (261)        --            --              --            (261)
Interest expense (income)...........     7,094         --          (176)             --           6,918
                                      --------     ------          ----         -------        --------

Income before provision for income
  taxes and equity in net income of
  consolidated subsidiaries.........     6,615      1,567           178              --           8,360

Provision for income taxes..........    (2,623)      (642)          (63)             --          (3,328)
                                      --------     ------          ----         -------        --------

Income before equity in net income
  of consolidated subsidiaries......     3,992        925           115              --           5,032

Equity in net income of consolidated
  subsidiaries......................     1,040         --            --          (1,040)             --
                                      --------     ------          ----         -------        --------
Net income (loss)...................  $  5,032     $  925          $115         $(1,040)       $  5,032
                                      ========     ======          ====         =======        ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JULY 1, 2001
                                  (Unaudited)
                                 (In thousands)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
Revenues............................  $274,363     $3,917         $  --         $    --        $278,280
Costs and expenses:
  Cost of sales.....................    94,917         --            --              --          94,917
  Labor and benefits................    81,010         --            --              --          81,010
  Operating expenses and write-downs
    of property and equipment.......    57,839         --           (11)             --          57,828
  General and administrative
    expenses........................    16,361      2,316            --              --          18,677
  Depreciation and amortization.....    14,649         --            --              --          14,649
Gain on franchise sales of
  restaurant operations and
  properties........................    (3,823)        --            --              --          (3,823)
Gain on dispositions of other
  property and equipment............    (2,242)        --            --              --          (2,242)
Interest expense (income)...........    14,900         --          (397)             --          14,503
                                      --------     ------         -----         -------        --------

Income before provision for income
  taxes and equity in net income of
  consolidated subsidiaries.........       752      1,601           408              --           2,761

Provision for income taxes..........      (132)      (656)         (144)             --            (932)
                                      --------     ------         -----         -------        --------
Income before equity in net income
  of consolidated subsidiaries......       620        945           264              --           1,829

Equity in net income of consolidated
  subsidiaries......................     1,209         --            --          (1,209)             --
                                      --------     ------         -----         -------        --------
Net income (loss)...................  $  1,829     $  945         $ 264         $(1,209)       $  1,829
                                      ========     ======         =====         =======        ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JULY 1, 2001
                                  (Unaudited)
                                 (In thousands

                                        PARENT    GUARANTOR    NON-GUARANTOR
                                       COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   -------------   ------------   ------------
Net cash provided by (used in)
  operating activities...............  $  2,750      $(24)         $1,688        $(1,291)       $  3,123
                                       --------      ----          ------        -------        --------

Cash flows from investing activities:
  Purchases of property and
    equipment........................    (5,726)       --              --             --          (5,726)
  Proceeds from sales of property and
    equipment........................    19,868        --              --             --          19,868
                                       --------      ----          ------        -------        --------
Net cash provided by investing
  activities.........................    14,142        --              --             --          14,142
                                       --------      ----          ------        -------        --------

Cash flows from financing activities:
  Proceeds from borrowings...........    34,000        --              --             --          34,000
  Repayments of obligations..........   (55,503)       --              --             --         (55,503)
  Reinsurance deposits received......        --        --             505           (505)             --
  Reinsurance payments made from
    deposits.........................        --        --          (1,796)         1,796              --
                                       --------      ----          ------        -------        --------
Net cash used in financing
  activities.........................   (21,503)       --          (1,291)         1,291         (21,503)
                                       --------      ----          ------        -------        --------

Net (decrease) increase in cash and
  cash equivalents...................    (4,611)      (24)            397             --          (4,238)

Cash and cash equivalents, beginning
  of period..........................    13,619        33             932             --          14,584
                                       --------      ----          ------        -------        --------

Cash and cash equivalents, end of
  period.............................  $  9,008      $  9          $1,329        $    --        $ 10,346
                                       ========      ====          ======        =======        ========

Supplemental disclosures:
  Interest paid (received)...........  $ 15,895      $ --          $ (397)       $    --        $ 15,498
  Income taxes refunded..............         1         2              --             --               3
  Capital lease obligations
    terminated.......................       151        --              --             --             151
  Note received from the sale of
    property and equipment...........     4,250        --              --             --           4,250

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2000
                                 (In thousands)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
               Assets
Current assets:
  Cash and cash equivalents.........  $ 13,619     $   33        $   932        $     --       $ 14,584
  Restricted cash...................        --         --          1,737              --          1,737
  Accounts receivable, net..........     5,649        508             --              --          6,157
  Inventories.......................    11,570         --             --              --         11,570
  Deferred income taxes.............    10,258         43             --              94         10,395
  Prepaid expenses and other current
    assets..........................     7,435        551          4,057          (9,244)         2,799
                                      --------     ------        -------        --------       --------
Total current assets................    48,531      1,135          6,726          (9,150)        47,242
Deferred income taxes...............        --        506          1,327          (1,833)            --
Property and equipment, net.........   226,865         --             --              --        226,865
Intangible assets and deferred
  costs, net........................    21,529         --             --              --         21,529
Investments in subsidiaries.........     3,500         --             --          (3,500)            --
Other assets........................     1,135      3,614          5,729          (8,428)         2,050
                                      --------     ------        -------        --------       --------
Total assets........................  $301,560     $5,255        $13,782        $(22,911)      $297,686
                                      ========     ======        =======        ========       ========

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
  Current maturities of long-term
    obligations.....................  $ 19,172     $   --        $    --        $ (4,000)      $ 15,172
  Accounts payable..................    20,100         --             --              --         20,100
  Accrued expenses..................    43,683        648          8,082          (5,014)        47,399
                                      --------     ------        -------        --------       --------
Total current liabilities...........    82,955        648          8,082          (9,014)        82,671
Deferred income taxes...............    15,015         --             --          (1,739)        13,276
Long-term obligations, less current
  maturities........................   288,472         --             --          (4,814)       283,658
Other liabilities...................    15,101      1,475          5,332          (3,844)        18,064
Stockholders' (deficit) equity......   (99,983)     3,132            368          (3,500)       (99,983)
                                      --------     ------        -------        --------       --------
Total liabilities and stockholders'
  equity (deficit)..................  $301,560     $5,255        $13,782        $(22,911)      $297,686
                                      ========     ======        =======        ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JULY 2, 2000
                                  (Unaudited)
                                 (In thousands)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
Revenues............................  $157,934     $1,306         $  --          $  --         $159,240
Costs and expenses:
  Cost of sales.....................    50,243         --            --             --           50,243
  Labor and benefits................    49,399         --            --             --           49,399
  Operating expenses and write-downs
    of property and equipment.......    31,711         --           (55)            --           31,656
  General and administrative
    expenses........................     9,345        845            --             --           10,190
  Depreciation and amortization.....     7,319         --            --             --            7,319
Loss on franchise sales of
  restaurant operations and
  properties........................        89         --            --             --               89
Gain on dispositions of other
  property and equipment............      (509)        --            --             --             (509)
Interest expense (income)...........     8,136         --          (173)            --            7,963
                                      --------     ------         -----          -----         --------

Income before benefit from
  (provision for) income taxes and
  equity in net income of
  consolidated subsidiaries.........     2,201        461           228             --            2,890

Benefit from (provision for) income
  taxes.............................       385       (190)          (80)            --              115
                                      --------     ------         -----          -----         --------

Income before equity in net income
  of consolidated subsidiaries......     2,586        271           148             --            3,005

Equity in net income of consolidated
  subsidiaries......................       419         --            --           (419)              --
                                      --------     ------         -----          -----         --------

Net income (loss)...................  $  3,005     $  271         $ 148          $(419)        $  3,005
                                      ========     ======         =====          =====         ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JULY 2, 2000
                                  (Unaudited)
                                 (In thousands)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
Revenues............................  $300,240     $3,180         $  --         $    --        $303,420
Costs and expenses:
  Cost of sales.....................    95,065         --            --              --          95,065
  Labor and benefits................    97,575         --            --              --          97,575
  Operating expenses and write-downs
    of property and equipment.......    80,394         --          (115)             --          80,279
  General and administrative
    expenses........................    20,296      1,271            --              --          21,567
  Restructuring costs...............    12,056         --            --              --          12,056
  Depreciation and amortization.....    15,740         --            --              --          15,740
Gain on franchise sales of
  restaurant operations and
  properties........................    (1,998)        --            --              --          (1,998)
Gain on dispositions of other
  property and equipment............       (45)        --            --              --             (45)
Interest expense (income)...........    16,246         --          (345)             --          15,901
                                      --------     ------         -----         -------        --------

(Loss) income before benefit from
  (provision for) income taxes and
  equity in net income of
  consolidated subsidiaries.........   (35,089)     1,909           460              --         (32,720)

Benefit from (provision for) income
  taxes.............................    18,159       (783)         (161)             --          17,215
                                      --------     ------         -----         -------        --------

(Loss) income before equity in net
  income of consolidated
  subsidiaries......................   (16,930)     1,126           299              --         (15,505)

Equity in net income of consolidated
  subsidiaries......................     1,425         --            --          (1,425)             --
                                      --------     ------         -----         -------        --------

Net (loss) income...................  $(15,505)    $1,126         $ 299         $(1,425)       $(15,505)
                                      ========     ======         =====         =======        ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JULY 2, 2000

    (Unaudited) (In thousands)

                                        PARENT    GUARANTOR    NON-GUARANTOR
                                       COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   -------------   ------------   ------------
Net cash (used in) provided by
  operating activities...............  $ (8,133)     $ 37         $ 1,420        $  (960)       $ (7,636)
                                       --------      ----         -------        -------        --------
Cash flows from investing activities:
  Purchases of property and
    equipment........................    (8,261)       --              --             --          (8,261)
  Proceeds from sales of property and
    equipment........................    25,919        --              --             --          25,919
                                       --------      ----         -------        -------        --------
  Net cash provided by investing
    activities.......................    17,658        --              --             --          17,658
                                       --------      ----         -------        -------        --------

Cash flows from financing activities:
  Proceeds from borrowings...........    56,000        --              --             --          56,000
  Repayments of obligations..........   (66,412)       --              --             --         (66,412)
  Reinsurance deposits received......        --        --           1,600         (1,600)             --
  Reinsurance payments made from
    deposits.........................        --        --          (2,560)         2,560              --
                                       --------      ----         -------        -------        --------
Net cash (used in) provided by
  financing activities...............   (10,412)       --            (960)           960         (10,412)
                                       --------      ----         -------        -------        --------

Net (decrease) increase in cash and
  cash equivalents...................      (887)       37             460             --            (390)

Cash and cash equivalents, beginning
  of period..........................     9,674        14           2,374             --          12,062
                                       --------      ----         -------        -------        --------

Cash and cash equivalents, end of
  period.............................  $  8,787      $ 51         $ 2,834        $    --        $ 11,672
                                       ========      ====         =======        =======        ========

Supplemental disclosures:
  Interest paid (received)...........  $ 16,069      $ --         $  (529)       $    --        $ 15,540
  Income taxes (refunded) paid.......    (1,022)      866             165             --               9
Capital lease obligations incurred...       909        --              --             --             909
Capital lease obligations
  terminated.........................       711        --              --             --             711
Note received from the sale of
  property and equipment.............       577        --              --             --             577

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN.

    FORWARD LOOKING STATEMENTS

    Statements contained herein that are not historical facts, constitute "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties, which could cause results to differ materially from those anticipated. These factors include the Company's highly competitive business environment, uncertainty with respect to the Company's ongoing compliance with covenants and its existing debt facilities and its ability to refinance its existing debt facilities, exposure to commodity prices, risks associated with the foodservice industry, the ability to retain and attract new employees, government regulations, the Company's high geographic concentration in the Northeast and its attendant weather patterns, conditions needed to meet re-imaging and new opening and franchising targets and risks associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company's prospects in general are included in the Company's other filings with the Securities and Exchange Commission.

    OVERVIEW

    As of July 1, 2001, the Company owns and operates 403 restaurants, franchises 158 restaurants and 5 cafes and manufactures and distributes a full line of frozen dessert products. These products are distributed to Friendly's restaurants and through more than 3,500 supermarkets and other retail locations in 15 states. The restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

                                                             FOR THE THREE          FOR THE SIX
                                                             MONTHS ENDED          MONTHS ENDED
                                                          -------------------   -------------------
                                                          JULY 1,    JULY 2,    JULY 1,    JULY 2,
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
COMPANY UNITS:
Beginning of period.....................................    438        502        449        618
Openings................................................     --          1         --          2
Re-franchised...........................................    (33)        (2)       (33)       (37)
Closings................................................     (2)       (15)       (13)       (97)
                                                            ---        ---        ---        ---
End of period...........................................    403        486        403        486
                                                            ===        ===        ===        ===

FRANCHISED UNITS:
Beginning of period.....................................    128        109        127         69
Re-franchised openings..................................     33          2         33         37
Openings................................................      2          4          3         10
Closings................................................     --         (1)        --         (2)
                                                            ---        ---        ---        ---
End of period...........................................    163        114        163        114
                                                            ===        ===        ===        ===

    REVENUES:

    Total revenues decreased $7.0 million, or 4.4%, to $152.2 million for the second quarter ended July 1, 2001 from $159.2 million for the same quarter in 2000. Restaurant revenues decreased $17.8 million, or 13.0%, to $119.0 million for the second quarter of 2001 from $136.8 million for the same quarter in 2000. Restaurant revenues decreased by $19.7 million due to the closing of 53 under-performing restaurants and the re-franchising of 47 additional locations over the past 15 months. Closing of restaurants accounted for $7.3 million of the restaurant revenue decline and re-franchising reduced restaurant revenues by an additional $12.4 million. Partially offsetting this decrease was a 1.4% increase in comparable restaurant revenues. Revenues from the one location open less than one year were $0.2 million. Foodservice (product sales to franchisees, retail and institutional) revenues increased by $9.4 million, or 45.4%, to $30.1 million for the second quarter of 2001 from $20.7 million for the same quarter in 2000. The increase was due to the increase in the number of franchised units and higher sales to foodservice retail supermarket customers. The Company's foodservice division sells a variety of products to the Company's franchisees and ice cream products to supermarkets and other retail locations. Franchise revenues increased $1.3 million, or 72.2%, to $3.1 million for the three months ended July 1, 2001 compared to $1.8 million for the three months ended July 2, 2000. The increase is primarily due to an increase of $0.9 million in initial fees as 35 new locations were added in the second quarter of 2001 and only six locations were added in the same period in 2000.

    Total revenues decreased $25.1million, or 8.3%, to $278.3 million for the six months ended July 1, 2001 from $303.4 million for the same period in 2000. Restaurant revenues decreased $36.1 million, or 13.8%, to $226.1 million for the six months of 2001 from $262.2 million for the same period in 2000. Restaurant revenues decreased by $39.3 million due to the closing of 135 under-performing restaurants and the re-franchising of 82 additional locations over the past
18 months. Closing of restaurants accounted for $21.4 million of the restaurant revenue decline and re-franchising reduced restaurant revenues by an additional $17.9 million. Partially offsetting this decrease was a 1.2% increase in comparable restaurant revenues. Revenues from the one location open less than one year were $0.5 million. Foodservice (product sales to franchisees, retail and institutional) and other revenues increased by $10.3 million, or 27.7%, to $47.5 million for the six months ended July 2, 2001 from $37.2 million for the same period in 2000. The increase was due to the increase in the number of franchised units and higher sales to foodservice retail supermarket customers. Franchise revenue increased $0.6 million, or 14.6%, to $4.7 million for the six months ended July 1, 2001 compared to $4.1 million for the six months ended
July 2, 2000. The increase is primarily the result of the fact that there are 163 franchise units open at the end of the second quarter ended July 1, 2001 compared to 114 franchise units open at the end of the second quarter ended
July 2, 2000.

    COST OF SALES:

    Cost of sales increased $2.7 million, or 5.4%, to $52.9 million for the second quarter ended July 1, 2001 from $50.2 million for the same quarter in 2000. Cost of sales as a percentage of total revenues increased to 34.8% for the second quarter of 2001 from 31.6% for the second quarter of 2000. The higher food cost as a percentage of total revenue was partially due to a shift in sales mix from Company-owned restaurant sales to foodservice sales. Foodservice sales to franchisees and retail customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons. The cost of cream, the principal ingredient used in making ice cream, was higher in the second quarter of 2001 when compared to the second quarter of 2000 and contributed to the rise in cost of sales as a percentage of total revenues, especially in foodservice's retail supermarket business. The Company believes that cream prices will continue to rise and will peak during the summer months. To minimize risk, alternative supply sources continue to be pursued. Additionally in May 2001, the Company raised prices to its retail customers.

    Cost of sales decreased $0.2 million, or 0.2%, to $94.9 million for the six months ended July 1, 2001 from $95.1 million for the same period in 2000. Cost of sales as a percentage of total revenues increased to 34.1% for the six months in 2001 from 31.3% for the same period in 2000. The higher food cost as a percentage of total revenue was partially due to a shift in sales mix from Company-owned restaurant sales to foodservice sales. Foodservice sales to franchisees and retail customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons. The cost of cream, the principal ingredient used in making ice cream, was higher in the first six months of 2001 when compared to the first six months of 2000 and contributed to the rise in cost of sales as a percentage of total revenues, especially in foodservice's retail supermarket business. The Company believes that cream prices will continue to rise and will peak during the summer months. To minimize risk, alternative supply sources will continue to be pursued. Additionally in May 2001, the Company raised prices to its retail customers.

    LABOR AND BENEFITS:

    Labor and benefits decreased $8.1 million, or 16.4%, to $41.3 million for the second quarter ended July 1, 2001 from $49.4 million for the same quarter in 2000. Labor and benefits as a percentage of total revenues decreased to 27.2% for the second quarter of 2001 from 31.0% for the same quarter in 2000. The lower labor cost as a percentage of total revenue is partially the result of revenue increases derived from additional franchised locations and higher sales to foodservice retail supermarket customers, which do not have any associated restaurant labor and benefits. In addition, the closing of 38 under-performing Company-owned units over the past 15 months improved the relationship of restaurant labor and benefits to restaurant sales as well as to total revenues.

    Labor and benefits decreased $16.6 million, or 17.0%, to $81.0 million for the six months ended July 1, 2001 from $97.6 million for the same period in 2000. Labor and benefits as a percentage of total revenues decreased to 29.1% for the six months of 2001 from 32.2% for the same period in 2000. The lower labor cost as a percentage of total revenue is partially the result of revenue increases derived from additional franchised locations and higher sales to foodservice retail supermarket customers, which do not have any associated restaurant labor and benefits. In addition, the closing of 135 under-performing Company-owned units over the past 18 months improved the relationship of restaurant labor and benefits to restaurant sales as well as to total revenues. Partially offsetting the decreases were higher group insurance costs in 2001 when compared to the same period in 2000.

    OPERATING EXPENSES:

    Operating expenses decreased $0.7 million, or 2.3%, to $30.3 million for the second quarter ended July 1, 2001 from $31.0 million for the same quarter in 2000. Operating expenses as a percentage of total revenues were 19.9% and 19.4% for the second quarters ended July 1, 2001 and July 2, 2000, respectively. The increase as a percentage of total revenues resulted from higher costs for foodservice retail promotions, restaurant maintenance and utilities in the 2001 quarter when compared to the 2000 quarter.

    Operating expenses decreased $4.1 million, or 6.6%, to $57.8 million for the six months ended July 1, 2001 from $61.9 million for the same period in 2000. Operating expenses as a percentage of total revenues were 20.8% and 20.4% for the six months ended July 1, 2001 and July 2, 2000, respectively. The increase as a percentage of total revenues resulted from higher costs for restaurant advertising, foodservice retail promotions, utilities and restaurant maintenance including snowplowing in the 2001 period when compared to the 2000 period.

    GENERAL AND ADMINISTRATIVE EXPENSES:

    General and administrative expenses were $9.3 million for the second quarter ended July 1, 2001 and $10.2 million for the same period in 2000. General and administrative expenses as a percentage of total revenues decreased to 6.1% in the second quarter of 2001 from 6.4% for the same period in 2000. The decrease is primarily the result of a hiring freeze that was implemented after the Company's announcement of the immediate closing of 81 restaurants and the planned closing of 70 additional restaurants in March 2000.

    General and administrative expenses were $18.7 million and $21.6 million for the six months ended July 1, 2001 and July 2, 2000, respectively. General and administrative expenses as a percentage of total revenues decreased to 6.7% in the six months ended July 1, 2001 from 7.1% for the same period in 2000. The decrease is primarily the result of the elimination of certain management and administrative positions associated with the Company's announcement of the immediate closing of 81 restaurants and the planned closing of 70 additional restaurants in March 2000 and an on-going hiring freeze.

    EBITDA:

    As a result of the above, EBITDA (EBITDA represents net income (loss) before (i) benefit from (provision for) income taxes, (ii) interest expense, net,
(iii) depreciation and amortization and (iv) write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries) increased
$3.5 million, or 18.4%, to $22.5 million for the second quarter ended July 1, 2001 from $19.0 million for the same quarter in 2000. EBITDA as a percentage of total revenues was 14.8% and 11.9% for the second quarters of 2001 and 2000, respectively.

    EBITDA increased $14.5 million, or 82.4%, to $32.1 million for the six months ended July 1, 2001 from $17.6 million for the same period in 2000. EBITDA as a percentage of total revenues was 11.6% and 5.8% for the six months ended July 1, 2001 and July 2, 2000, respectively.

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

    WRITE-DOWNS OF PROPERTY AND EQUIPMENT:

    Write-downs of property and equipment were $0.1 million and $0.7 million for the three months ended July 1, 2001 and July 2, 2000, respectively. Write-downs of property and equipment were $0.1 million and $18.4 million for the six months ended July 1, 2001 and July 2, 2000, respectively. The decrease in write-downs is primarily the result of the non-cash write-down of the 81 under-performing restaurants which were closed at the end of March 2000 and the non-cash write-down of the additional 70 restaurants which will be closed over the next 24 months to their estimated net realizable value. As of July 1, 2001, 29 of these 70 restaurants are still operating.

    DEPRECIATION AND AMORTIZATION:

    Depreciation and amortization decreased $0.2 million, or 2.7%, to $7.1 million for the second quarter ended July 1, 2001 from $7.3 million for the same quarter in 2000. Depreciation and amortization as a percentage of total revenues was 4.7% and 4.6% for the second quarters of 2001 and 2000, respectively.

    Depreciation and amortization decreased $1.1 million, or 7.0%, to $14.6 million for the six months ended July 1, 2001 from $15.7 million for the same period in 2000. Depreciation and amortization as a percentage of total revenues was 5.3% and 5.2% for the six months ended July 1, 2001 and July 2, 2000, respectively.

    (GAIN) LOSS ON FRANCHISE SALES OF RESTAURANT OPERATIONS AND PROPERTIES:

    Gain on franchise sales of restaurant operations and properties for the second quarter ended July 1, 2001 was $3.8 million compared to a loss on sales of restaurant operations and properties of $0.1 million for the second quarter ended July 2, 2000. The increase was the result of the gain of $3.9 million associated with the sale of 31 restaurants to a franchisee during the second quarter ended July 1, 2001. The gain on sales of restaurant operations and properties was $3.8 million and $2.0 million for the six months ended July 1, 2001 and July 2, 2000, respectively. The increase was primarily the result of the gain of $3.9 million associated with the sale of 31 restaurants to a franchisee during the second quarter ended July 1, 2001 as compared to the gain of $1.4 million associated with the sale of 29 restaurants to a franchisee on January 19, 2000. The Company also sold certain assets and rights in eight other restaurants to three additional franchisees resulting in a gain of $0.7 million during the six months ended July 2, 2000.

    GAIN ON DISPOSITION OF OTHER PROPERTY AND EQUIPMENT:

    The gain on disposition of other property and equipment was $0.3 million and $0.5 million for the quarters ended July 1, 2001 and July 2, 2000, respectively. The gain on disposition of other property and equipment was $2.2 million for the six months ended July 1, 2001. The gain in 2001 resulted from the sale of 17 closed locations during the six month period ended July 1, 2001 compared to the sale of 10 closed locations during the six month period ended July 2, 2000.

    INTEREST EXPENSE, NET:

    Interest expense, net of capitalized interest and interest income, decreased by $1.1 million, or 13.1%, to $6.9 million for the second quarter ended July 1, 2001 from $8.0 million for the same quarter in 2000. The decrease is primarily due to a reduction in the average outstanding debt.

    Interest expense, net of capitalized interest and interest income, decreased by $1.4 million, or 8.8%, to $14.5 million for the six months ended July 1, 2001 from $15.9 million for the same period in 2000. The decrease is primarily impacted by the decrease in the average outstanding balance on the term loans for the six months ended July 1, 2001 compared to the six months ended July 2, 2000. Total outstanding debt, including capital leases, was reduced from $305.5 million at July 2, 2000 to $277.2 million at July 1, 2001.

    (PROVISION FOR) BENEFIT FROM INCOME TAXES:

    The provision for income taxes was $3.3 million, or 39.8%, for the second quarter ended July 1, 2001 compared to a benefit from income taxes of $0.1 million, or 4.0%, for the second quarter ended July 2, 2000. The provision for income taxes was $0.9 million, or 33.8%, for the six months ended July 1, 2001 compared to a benefit from taxes of $17.2 million, or 52.6%, for the six months ended July 2, 2000. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. The sales of the land and buildings to franchisees during the six months ended July 2, 2000 favorably impacted the provision for income taxes as it triggered built-in gains, which allowed for a reduction in the valuation allowance on certain net operating loss carryforwards.

    NET INCOME (LOSS):

    Net income was $5.0 million and $3.0 million for the second quarters ended July 1, 2001 and July 2, 2000, respectively. Net income was $1.8 million for the six months ended July 1, 2001 compared to a net loss of $15.5 million for the six months ended July 2, 2000.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $3.1 million for the six months ended July 1, 2001 compared to net cash used in operating activities of $7.6 million in the six months ended July 2, 2000. During the six months ended July 1, 2001, inventories increased $3.9 million as a result of increased retail and restaurant promotional activity during the summer months. Accounts Payable increased $4.6 million primarily as a result of increased inventory purchases. Accounts Receivable increased $5.7 million primarily due to increased retail supermarket sales along with the increase in volume of Foodservice product sales to franchisees. Accrued expenses and other long term-liabilities decreased
$3.1 million as a result of a $1.5 million reduction in accrued interest on the revolver and term loans due to the timing of interest payments and $1 million of payments made against the captive insurance company's reserves for workers compensation claims. Available borrowings under the revolving credit facility were $11.7 million as of July 1, 2001.

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

    Net cash provided by investing activities was $14.1 million and $17.7 million in the six months ended July 1, 2001 and July 2, 2000, respectively. Capital expenditures for restaurant operations were approximately $4.0 million and $5.9 million for the six months ended July 1, 2001 and July 2, 2000, respectively. Other capital expenditures were $1.7 million and $2.3 million for the six months ended July 1, 2001 and July 2, 2000, respectively. The decrease in capital expenditures was primarily due to the reduction in new units, replacements and re-imaging projects. Proceeds from the sale of property and equipment were $19.9 million and $25.9 million in the six months ended July 1, 2001 and July 2, 2000, respectively. The decrease in proceeds was primarily due to the receipt of $12.9 million in 2001 compared to $17.1 million in 2000 related to sales of restaurants to franchisees.

    Net cash used in financing activities was $21.5 million and $10.4 million in the six months ended July 1, 2001 and July 2, 2000, respectively.

    The Company had a working capital deficit of $26.4 million as of July 1, 2001. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

    The Company's credit facility imposes significant operating and financial restrictions on the Company's ability to, among other things, incur indebtedness, create liens, sell assets, engage in mergers or consolidations, pay dividends and engage in certain transactions with affiliates. The credit facility limits the amount which the Company may spend on capital expenditures and requires the

Company to comply with certain financial covenants. The Company's credit facility also restricts the use of proceeds from asset sales. Proceeds, as defined in the credit agreement and subject to certain exceptions, in excess of stated maximum allowable amounts must be used to permanently reduce outstanding obligations under the credit facility. During the six months ended July 1, 2001, the Company received $10.6 million of asset sale proceeds which were used to reduce the amount outstanding on the term loans.

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

October 15, 2001........................................  $6,000,000
January 15, 2002........................................   7,500,000
April 15, 2002..........................................   8,500,000
July 15, 2002...........................................  10,000,000

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

    The Company is in the process of exploring various refinancing alternatives and has engaged Banc of America Securities LLC for assistance in this process. The Company believes that based on the terms of the seventh amendment, the Company has adequate cash and availability on its revolving credit facility to meet its obligations through September 30, 2002. Additionally, the Company believes that it can comply with the revised covenant requirements under the amendment through December 30, 2001. There is no assurance that the Company will be able to comply with or renegotiate such covenants for periods after December 30, 2001 or that the Company will be able to refinance its existing debt facilities.

    The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for 2001 are anticipated to be $12.0 million in the aggregate, of which $8.8 million is expected to be spent on restaurant operations. The Company's actual 2001 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the credit facility will be sufficient to meet the Company's anticipated operating requirements, capital requirements and obligations associated with the restructuring.

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

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles." SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets. The new rules become effective on January 1, 2002. The Company does not believe the impact of adopting SFAS No. 142 will have a material effect on the Company's consolidated financial statements. The Company will continue to amortize its license agreement related to certain trademarked products under the new rules.

    In April 2001, the Financial Accounting Standards Board reached consensus on Emerging Issues Task Force ("EITF") Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which is effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable. This Issue requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs. The Company is required to adopt EITF No. 00-25 for periods beginning after December 15, 2001. Management has not yet quantified the impact of implementing Issue No. 00-25 on the Company's financial statements.

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

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Since the Company's commodity option contracts do not meet the criteria for hedge accounting, changes in the value of the commodity option contracts are recognized monthly in earnings. The cumulative effect upon adoption of approximately $77,000 has been recorded as income in the accompanying Condensed Consolidated Statement of Operations. It is not separately reported as a cumulative effect since the amount is not significant. Additionally, losses totaling $147,000 were recorded during the six months ended July 1, 2001. The fair market value of derivatives at July 1, 2001 was approximately $89,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There has been no material change in the Company's market risk exposure since the filing of the Annual Report on Form 10K.

                           PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of Company's shareholders was held on May 16, 2001.

(b) Not applicable.

(c) The election of two nominees for directors of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approvals are as follows:

               NOMINEE                 AFFIRMATIVE VOTES   VOTES WITHHELD
               -------                 -----------------   --------------
Michael J. Daly......................      5,521,075         1,356,041
Burton J. Manning....................      5,531,600         1,345,516

    The results of the voting to approve the appointment of Arthur Andersen LLP to audit the accounts of the Company and its subsidiaries for 2001 are as follows:

                 FOR                     AGAINST        ABSTAIN
                 ---                     -------        -------
              6,767,341                 104,375         5,400

    There were no matters voted upon at the Company's annual meeting to which broker non-votes applied.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None

(b) No report on Form 8-K was filed during the three months and six months ended July 1, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FRIENDLY ICE CREAM CORPORATION

                                                       By:  /s/ PAUL V. HOAGLAND
                                                            -----------------------------------------
                                                            Name: Paul V. Hoagland
                                                            Title:  Senior Vice President, Chief
                                                            Financial Officer, Treasurer and Assistant
                                                            Clerk