Form 10-Q
period 2001-09-30
FRIENDLY ICE CREAM CORP
filed 2001-10-24
CIK 39135

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                             OUTSTANDING AT OCTOBER 19, 2001
                    -----                             -------------------------------
        Common Stock, $.01 par value                         7,352,710 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $   7,557       $  14,584
  Restricted cash...........................................           --           1,737
  Accounts receivable, net..................................        8,494           6,157
  Inventories...............................................       15,394          11,570
  Deferred income taxes.....................................       10,395          10,395
  Prepaid expenses and other current assets.................        3,352           2,799
                                                                ---------       ---------
TOTAL CURRENT ASSETS........................................       45,192          47,242
                                                                ---------       ---------

PROPERTY AND EQUIPMENT, net.................................      194,219         226,865
INTANGIBLES AND DEFERRED COSTS, net.........................       19,783          21,529
OTHER ASSETS................................................       10,261           2,050
                                                                ---------       ---------
TOTAL ASSETS................................................    $ 269,455       $ 297,686
                                                                =========       =========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $   3,990       $  13,029
  Current maturities of capital lease and finance
    obligations.............................................        1,885           2,143
  Accounts payable..........................................       21,622          20,100
  Accrued salaries and benefits.............................       10,242          10,956
  Accrued interest payable..................................        7,103           3,515
  Insurance reserves........................................       13,764          13,095
  Restructuring reserve.....................................        3,658           5,571
  Other accrued expenses....................................       14,121          14,262
                                                                ---------       ---------
TOTAL CURRENT LIABILITIES...................................       76,385          82,671
                                                                ---------       ---------

DEFERRED INCOME TAXES.......................................       15,668          13,276
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current
  maturities................................................        6,722           8,223
LONG-TERM DEBT, less current maturities.....................      251,350         275,435
OTHER LONG-TERM LIABILITIES.................................       14,905          18,064

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock..............................................           74              74
  Additional paid-in capital................................      139,223         138,988
  Accumulated deficit.......................................     (234,872)       (239,045)
                                                                ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT.................................      (95,575)        (99,983)
                                                                ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.................    $ 269,455       $ 297,686
                                                                =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                           ----------------------------   ---------------------------
                                           SEPTEMBER 30,    OCTOBER 1,    SEPTEMBER 30,   OCTOBER 1,
                                               2001            2000           2001           2000
                                           -------------   ------------   -------------   -----------
REVENUES.................................    $152,015        $161,841        $430,295      $465,261

COSTS AND EXPENSES:
  Cost of sales..........................      54,840          54,081         149,757       149,146
  Labor and benefits.....................      39,674          47,822         120,684       145,397
  Operating expenses.....................      31,930          32,611          89,690        94,530
  General and administrative expenses....       8,393           8,857          27,070        30,424
  Restructuring costs....................          --              --              --        12,056
  Write-downs of property and
    equipment............................          35             664             103        19,024
  Depreciation and amortization..........       7,037           7,426          21,686        23,166
(Gain) loss on franchise sales of
  restaurant operations and properties...        (219)             75          (4,042)       (1,923)
Gain on disposition of other property and
  equipment..............................        (317)           (960)         (2,559)       (1,005)
                                             --------        --------        --------      --------

OPERATING INCOME (LOSS)..................      10,642          11,265          27,906        (5,554)

Interest expense, net....................       6,464           7,594          20,967        23,495
                                             --------        --------        --------      --------

INCOME (LOSS) BEFORE (PROVISION FOR)
  BENEFIT FROM INCOME TAXES AND
  EXTRAORDINARY ITEM.....................       4,178           3,671           6,939       (29,049)

(Provision for) benefit from income
  taxes..................................      (1,613)           (425)         (2,545)       16,790
                                             --------        --------        --------      --------

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM...................................       2,565           3,246           4,394       (12,259)

Extraordinary item, net of income tax
  benefit of $153........................        (221)             --            (221)           --
                                             --------        --------        --------      --------

NET INCOME (LOSS) AND COMPREHENSIVE
  INCOME (LOSS)..........................    $  2,344        $  3,246        $  4,173      $(12,259)
                                             ========        ========        ========      ========

BASIC NET INCOME (LOSS) PER SHARE:
  Income (loss) before extraordinary
    item.................................    $   0.35        $   0.44        $   0.60      $  (1.65)
  Extraordinary item, net of income tax
    benefit..............................       (0.03)             --           (0.03)           --
                                             --------        --------        --------      --------
  Net income (loss)......................    $   0.32        $   0.44        $   0.57      $  (1.65)
                                             ========        ========        ========      ========

DILUTED NET INCOME (LOSS) PER SHARE:
  Income (loss) before extraordinary
    item.................................    $   0.35        $   0.44        $   0.60      $  (1.65)
  Extraordinary item, net of income tax
    benefit..............................       (0.03)             --           (0.03)           --
                                             --------        --------        --------      --------
  Net income (loss)......................    $   0.32        $   0.44        $   0.57      $  (1.65)
                                             ========        ========        ========      ========

WEIGHTED AVERAGE SHARES:
  Basic..................................       7,359           7,409           7,366         7,439
                                             ========        ========        ========      ========
  Diluted................................       7,416           7,437           7,382         7,439
                                             ========        ========        ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               FOR THE NINE MONTHS ENDED
                                                              ---------------------------
                                                              SEPTEMBER 30,   OCTOBER 1,
                                                                  2001           2000
                                                              -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................     $  4,173      $ (12,259)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Extraordinary item, net of income tax benefit...........          221             --
    Stock compensation expense..............................          235            429
    Depreciation and amortization...........................       21,686         23,166
    Write-downs of property and equipment...................          103         19,024
    Deferred income tax expense (benefit)...................        2,545        (16,790)
    Gain on asset retirements and sales.....................       (6,710)        (3,562)
    Changes in operating assets and liabilities:
      Accounts receivable...................................       (2,337)        (1,940)
      Inventories...........................................       (3,824)        (2,178)
      Other assets..........................................       (3,204)         2,608
      Accounts payable......................................        1,522            579
      Accrued expenses and other long-term liabilities......       (1,840)        (2,883)
                                                                 --------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................       12,570          6,194
                                                                 --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................       (8,440)       (12,808)
  Proceeds from sales of property and equipment.............       23,556         32,594
                                                                 --------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES...................       15,116         19,786
                                                                 --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings..................................       51,405         74,000
  Repayments of debt........................................      (84,529)      (101,678)
  Repayments of capital lease and finance obligations.......       (1,589)        (1,344)
                                                                 --------      ---------
NET CASH USED IN FINANCING ACTIVITIES.......................      (34,713)       (29,022)
                                                                 --------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................       (7,027)        (3,042)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       14,584         12,062
                                                                 --------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................     $  7,557      $   9,020
                                                                 ========      =========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest..................................................     $ 16,699      $  18,101
  Income taxes..............................................            3             62
Capital lease obligations incurred..........................           --          2,891
Capital lease obligations terminated........................          170            711
Notes received from sales of property and equipment.........        4,250            577

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    INTERIM FINANCIAL INFORMATION--

    The accompanying condensed consolidated financial statements as of September 30, 2001 and for the third quarter and nine months ended
September 30, 2001 and October 1, 2000 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive income (loss) of Friendly Ice Cream Corporation ("FICC") and subsidiaries (unless the context indicates otherwise, collectively, the "Company"). Such adjustments consist solely of normal recurring accruals. Operating results for the three and nine month periods ended September 30, 2001 and October 1, 2000 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company's business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company's Consolidated Financial Statements, including the notes thereto, which are contained in the 2000 Annual Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements.

    REFINANCING STATUS AND DEBT--

    The Company entered into its existing credit facility in November 1997. The credit facility includes the revolving credit loan, term loans and letters of credit. Since 1997, the Company has executed several amendments to the credit facility. The most recent amendment occurred on March 19, 2001. All of the existing financial covenants were amended and a new financial covenant was added requiring minimum cumulative Consolidated EBITDA, as defined, on a monthly basis. Interest rates on term loans, borrowings under the revolving credit facility and issued letters of credit increased 0.25%. In addition, automatic increases in the interest rates will occur on August 2, 2001, January 2, 2002, April 1, 2002, September 30, 2002 and October 1, 2002 of 0.25%, 0.50%, 0.25%,
0.25% and 0.25%, respectively. Interest payments on all ABR loans, Eurodollar loans and issued letters of credit are required on a monthly basis rather than quarterly.

    Also due to the March 19, 2001 amendment, the maturity dates of Tranche B and Tranche C of the term loans were changed to November 15, 2002 from their original maturity dates of November 15, 2004 and November 15, 2005, respectively. Annual scheduled principal payments due through October 15, 2002 did not change. However, the amendment requires additional minimum cumulative prepayments on the term loans, excluding prepayments made pursuant to the J&B Agreement, by the dates specified below as follows:

October 15, 2001............................................  $6,000,000
January 15, 2002............................................   7,500,000
April 15, 2002..............................................   8,500,000
July 15, 2002...............................................  10,000,000

    As of October 15, 2001, the Company has paid additional minimum cumulative prepayments of $6,793,000 on the term loans, which exceed the minimum cumulative prepayment requirement.

    Tranche A of the term loans was prepaid and extinguished during the third quarter ended September 30, 2001. Any remaining unpaid balances due on Tranches B and C of the term loans will be paid on November 15, 2002.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION (CONTINUED)
    FICC paid an amendment fee of approximately $256,000 to the lenders contemporaneous with the execution of the seventh amendment. FICC paid an additional amendment fee (the "Additional Fee") of $441,459 on October 1, 2001 pursuant to the seventh amendment, which will be expensed over the remaining term of the credit facility using the effective yield method. If all obligations under the credit facility were satisfied before September 30, 2001, the Additional Fee would have been reduced to approximately $128,000. The Company believes that based on the terms of the seventh amendment, the Company has adequate cash and availability on its revolving credit facility to meet its obligations through September 30, 2002. Additionally, the Company believes that it can comply with the revised covenant requirements under the amendment through December 30, 2001.

    The Company is undertaking a refinancing plan (collectively, the "Refinancing Plan"), which has the following three principal components:

    (i) obtaining a new revolving credit facility from one or more financial institutions for $35 million;

    (ii) obtaining $55 million in loans from GE Capital Franchise Finance Corporation which will be secured by first mortgage liens upon 75 of the Company's restaurants; and

   (iii) entering into a sale and leaseback arrangement with one or more financial institutions involving 45 of the Company's restaurants that is expected to provide the Company up to $37.5 million in cash.

    The Company would use the proceeds of these financings to repay the amounts outstanding on its existing credit facility ($55,114,000 as of September 30, 2001), to increase working capital and, to the extent the proceeds of the financings are sufficient, after giving effect to the foregoing, to finance a tender offer for a portion of the Company's senior notes (the "Notes"). The Company has obtained a commitment letter from GE Capital Franchise Finance Corporation relating to the mortgage financing, but the Company does not have any commitments or other agreements from any financial institutions relating to the new revolving credit facility or the sale and leaseback arrangements described above. The commitment letter received is contingent upon obtaining a new revolving credit facility. The closing of each of the three financings described above will be subject, among other things, to the negotiation of definitive agreements and other definitive documentation. There can be no assurance that the Company will be able to successfully implement any of the components of the Refinancing Plan. The availability of funds from the closing of these transactions will be a condition to the Company's ability to purchase any Notes.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION (CONTINUED)
    INVENTORIES--

    Inventories are stated at the lower of first-in, first-out cost or market. Inventories as of September 30, 2001 and December 31, 2000 were as follows (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2001            2000
                                                      -------------   ------------
Raw materials.......................................     $ 2,983         $ 1,307
Goods in process....................................         145              66
Finished goods......................................      12,266          10,197
                                                         -------         -------
Total...............................................     $15,394         $11,570
                                                         =======         =======

    RECLASSIFICATIONS--

    Certain prior year amounts have been reclassified to conform with current year presentation.

2.  EARNINGS PER SHARE

    Basic net income (loss) per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing earnings available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options that are assumed exercised for calculation purposes. The number of common stock equivalents which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 21,833 for the nine months ended October 1, 2000.

    Presented below is the reconciliation between basic and diluted weighted average shares for the three and nine months ended September 30, 2001 and October 1, 2000 (in thousands):

                                                                FOR THE THREE MONTHS ENDED
                                                  -------------------------------------------------------
                                                            BASIC                       DILUTED
                                                  --------------------------   --------------------------
                                                  SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                                                      2001           2000          2001           2000
                                                  -------------   ----------   -------------   ----------
Weighted average number of common shares
  outstanding during the period.................      7,359          7,409         7,359          7,409
Assumed exercise of stock options...............         --             --            57             28
                                                      -----          -----         -----          -----
Weighted average number of shares outstanding...      7,359          7,409         7,416          7,437
                                                      =====          =====         =====          =====

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

2.  EARNINGS PER SHARE (CONTINUED)

                                                                 FOR THE NINE MONTHS ENDED
                                                  -------------------------------------------------------
                                                            BASIC                       DILUTED
                                                  --------------------------   --------------------------
                                                  SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                                                      2001           2000          2001           2000
                                                  -------------   ----------   -------------   ----------
Weighted average number of common shares
  outstanding during the period.................      7,366          7,439         7,366          7,439
Assumed exercise of stock options...............         --             --            16             --
                                                      -----          -----         -----          -----
Weighted average number of shares outstanding...      7,366          7,439         7,382          7,439
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

    On May 1, 2001, foodservice decreased its ice cream pricing to all restaurants. This resulted in decreased foodservice restaurant revenues of 4.7% and 3.0% for the third quarter and nine months ended September 30, 2001, respectively.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the financial results for the foodservice operating segment, prior to intersegment eliminations, have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally reviews financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating segment income (loss) before income taxes and generally

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

3.  SEGMENT REPORTING (CONTINUED)
accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

    EBITDA represents net income (loss) before (i) (provision for) benefit from income taxes, (ii) interest expense, net, (iii) depreciation and amortization,
(iv) extraordinary item and (v) write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries. The Company has included information concerning EBITDA in this Form 10-Q because it believes that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company's operating performance.

                                            FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                           ----------------------------   ---------------------------
                                           SEPTEMBER 30,    OCTOBER 1,    SEPTEMBER 30,   OCTOBER 1,
                                               2001            2000           2001           2000
                                           -------------   ------------   -------------   -----------
                                                                 (IN THOUSANDS)
Revenues:
  Restaurant.............................    $118,931        $137,462        $345,029      $ 399,685
  Foodservice............................      64,905          65,501         177,712        183,439
  Franchise..............................       2,535           1,763           7,197          5,805
                                             --------        --------        --------      ---------
    Total................................    $186,371        $204,726        $529,938      $ 588,929
                                             ========        ========        ========      =========

Intersegment revenues:
  Restaurant.............................    $     --        $     --        $     --      $      --
  Foodservice............................     (34,356)        (42,885)        (99,643)      (123,668)
  Franchise..............................          --              --              --             --
                                             --------        --------        --------      ---------
    Total................................    $(34,356)       $(42,885)       $(99,643)     $(123,668)
                                             ========        ========        ========      =========

External revenues:
  Restaurant.............................    $118,931        $137,462        $345,029      $ 399,685
  Foodservice............................      30,549          22,616          78,069         59,771
  Franchise..............................       2,535           1,763           7,197          5,805
                                             --------        --------        --------      ---------
    Total................................    $152,015        $161,841        $430,295      $ 465,261
                                             ========        ========        ========      =========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

3.  SEGMENT REPORTING (CONTINUED)

                                            FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                           ----------------------------   ---------------------------
                                           SEPTEMBER 30,    OCTOBER 1,    SEPTEMBER 30,   OCTOBER 1,
                                               2001            2000           2001           2000
                                           -------------   ------------   -------------   -----------
                                                                 (IN THOUSANDS)
EBITDA:
  Restaurant.............................    $ 16,587        $ 16,085        $ 41,379      $  39,643
  Foodservice............................       2,617           6,406          10,505         18,991
  Franchise..............................       1,482             581           3,903          2,099
  Corporate..............................      (2,850)         (4,460)        (11,866)       (14,629)
  (Loss) gain on property and equipment,
    net..................................         (55)            885           6,009          3,017
  Restructuring costs....................          --              --              --        (12,056)
                                             --------        --------        --------      ---------
    Total................................    $ 17,781        $ 19,497        $ 49,930      $  37,065
                                             ========        ========        ========      =========

Interest expense, net....................    $  6,464        $  7,594        $ 20,967      $  23,495
                                             ========        ========        ========      =========

Depreciation and amortization:
  Restaurant.............................    $  4,618        $  5,052        $ 14,277      $  15,982
  Foodservice............................         834             825           2,529          2,540
  Franchise..............................          62              90             183            273
  Corporate..............................       1,523           1,459           4,697          4,371
                                             --------        --------        --------      ---------
    Total................................    $  7,037        $  7,426        $ 21,686      $  23,166
                                             ========        ========        ========      =========

Other non-cash expenses:
  Corporate..............................    $     67        $    142        $    235      $     429
  Write-downs of property and
    equipment............................          35             664             103         19,024
                                             --------        --------        --------      ---------
    Total................................    $    102        $    806        $    338      $  19,453
                                             ========        ========        ========      =========

Income (loss) before (provision for)
  benefit from income taxes and
  extraordinary item:
  Restaurant.............................    $ 11,969        $ 11,033        $ 27,102      $  23,661
  Foodservice............................       1,783           5,581           7,976         16,451
  Franchise..............................       1,420             491           3,720          1,826
  Corporate..............................     (10,904)        (13,655)        (37,765)       (42,924)
  (Loss) gain on property and equipment,
    net..................................         (90)            221           5,906        (16,007)
  Restructuring Costs....................          --              --              --        (12,056)
                                             --------        --------        --------      ---------
    Total................................    $  4,178        $  3,671        $  6,939      $ (29,049)
                                             ========        ========        ========      =========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

3.  SEGMENT REPORTING (CONTINUED)

                                            FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                           ----------------------------   ---------------------------
                                           SEPTEMBER 30,    OCTOBER 1,    SEPTEMBER 30,   OCTOBER 1,
                                               2001            2000           2001           2000
                                           -------------   ------------   -------------   -----------
                                                                 (IN THOUSANDS)
Capital expenditures, including
  capitalized leases:
  Restaurant.............................    $  2,198        $  5,824        $  6,215      $  12,662
  Foodservice............................         268              44           1,483          1,841
  Corporate..............................         248             659             742          1,195
                                             --------        --------        --------      ---------
    Total................................    $  2,714        $  6,527        $  8,440      $  15,698
                                             ========        ========        ========      =========

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Total assets:
  Restaurant................................................    $171,257        $199,223
  Foodservice...............................................      40,468          33,880
  Franchise.................................................       6,196           3,745
  Corporate.................................................      51,534          60,838
                                                                --------        --------
    Total...................................................    $269,455        $297,686
                                                                ========        ========

4.  NEW ACCOUNTING PRONOUNCEMENTS

    In September 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-10, "Accounting for the Impact of the September 11, 2001 Terrorist Acts," which provides guidance on how the costs related to the terrorist acts should be classified, how to determine whether an asset impairment should be recognized and how liabilities for losses and other costs should be recognized. The impact of adopting EITF Issue No. 01-10 did not have any effect on the Company's consolidated financial statements.

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has not yet quantified the impact of implementing SFAS No. 144 on the Company's consolidated financial statements.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets. The new rules become effective on January 1, 2002. The impact of adopting SFAS No. 142 will not have a material effect on the Company's consolidated financial statements and the Company will continue to amortize its license agreement related to certain trademarked products.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

4.  NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

    In April 2001, the FASB reached consensus on EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which is effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable. EITF Issue No. 00-25 requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs. As a result of EITF Issue No. 00-25, certain costs previously recorded as expense will be reclassified and offset against revenue. The Company's consolidated financial statements will be reclassified to conform with the consensus in the fourth quarter of 2001.

    In May 2000, the Emerging Issues Task Force issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," which provides guidance on the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company adopted EITF Issue No. 00-14 on July 3, 2000. As a result, the Company has reclassified certain retail selling expenses against retail revenue for the three and nine months ended October 1, 2000 to conform with the current period presentation.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Since the Company's commodity option contracts do not meet the criteria for hedge accounting, changes in the value of the commodity option contracts are recognized monthly in earnings. The cumulative effect upon adoption of approximately $77,000 has been recorded as income in the accompanying Condensed Consolidated Statement of Operations. It is not separately reported as a cumulative effect since the amount is not significant. Additionally, net losses of approximately $113,000 were recorded during the nine months ended September 30, 2001 related to the change in fair value for the period. The fair market value of derivatives at September 30, 2001 was approximately $19,000.

5.  RESTRUCTURING PLAN

    In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the following 24 months. The 70 locations will remain in operation until they are sold, subleased or closed. In connection with the restructuring plan, the Company eliminated approximately 150 management and administrative positions in the field organization and at corporate headquarters. As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12,056,000 for severance pay, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

5.  RESTRUCTURING PLAN (CONTINUED)
pre-tax write-down of property and equipment for these locations of approximately $17,008,000 in the first quarter ended April 2, 2000.

    The following represents the restructuring reserve activity (in thousands):

                                                             COSTS PAID
                                                             DURING THE
                                       BALANCE AS OF     NINE MONTHS ENDED      BALANCE AS OF
                                     DECEMBER 31, 2000   SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                     -----------------   ------------------   ------------------
Severance pay......................       $   74              $   (74)              $   --
Rent...............................        3,585                 (900)               2,685
Utilities and real estate taxes....        1,105                 (519)                 586
Demarking..........................          138                 (126)                  12
Lease termination costs............          120                 (120)                  --
Inventory..........................            5                   (5)                  --
Other..............................          544                 (169)                 375
                                          ------              -------               ------
Total..............................       $5,571              $(1,913)              $3,658
                                          ======              =======               ======

    The write-down of property and equipment consisted of $7.8 million for the 81 locations closed at the end of March 2000 and $9.2 million for the 70 locations to be disposed of over the following 24 months. As of September 30, 2001, the Company had sold 60 of the 151 restructuring properties, of which 36 were included in the 81 restaurants that were closed in March 2000. The Company had also terminated its lease obligations at 49 restructuring properties, of which 33 were included in the list of 81 restaurants that were closed in March 2000. In addition, the Company has made a decision to continue to operate 25 of the 70 properties that were originally listed as locations to be disposed of. No amounts were included in the restructuring reserve related to these properties. These 25 properties are no longer being marketed and are now being depreciated. At September 30, 2001, the aggregate carrying amount of the remaining two operating restaurants and 15 closed properties to be disposed of was $1.3 million. At December 31, 2000, the aggregate carrying value of the 73 properties to be disposed of was $7.0 million. The amounts related to properties held for sale are reflected in the condensed consolidated balance sheets as property and equipment, net.

6.  SALES OF RESTAURANT OPERATIONS AND PROPERTIES TO FRANCHISEES

    On September 14, 2001, the Company entered into an agreement granting Revere Restaurant Group, Inc. ("Revere") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in designated areas within Lehigh and Northampton counties, Pennsylvania (the "Revere Agreement"). Pursuant to the Revere Agreement, Revere purchased certain assets and rights in six existing Friendly's restaurants and committed to open an additional four restaurants over the next seven years. The president of Revere is a former employee of the Company. Gross proceeds from the sale were approximately
$3.4 million of which approximately $0.2 million was for franchise fees for the initial six restaurants. The $0.2 million was recorded as revenue in the third quarter ended September 30, 2001. The Company also recognized a gain of approximately $0.3 million related to the sale of the assets for the six locations in the third quarter ended September 30, 2001.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

6.  SALES OF RESTAURANT OPERATIONS AND PROPERTIES TO FRANCHISEES (CONTINUED)
    On April 13, 2001, the Company entered into an agreement granting J&B Restaurants Partners of Long Island Holding Co., LLC ("J&B") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in the franchising regions of Nassau and Suffolk Counties in Long Island, New York (the "J&B Agreement"). Pursuant to the J&B Agreement, J&B purchased certain assets and rights in 31 existing Friendly's restaurants and committed to open an additional 29 restaurants over the next 12 years. Gross proceeds from the sale were approximately $19,950,000, of which approximately $4,250,000 was received in a note and $940,000 was for franchise fees for the initial 31 restaurants. The $940,000 was recorded as revenue in the second quarter ended July 1, 2001. The Company recognized a gain of approximately $3,955,000 related to the sale of the assets for the 31 locations in the second quarter ended July 1, 2001. The cash proceeds were used to prepay approximately $4,711,000 on the term loans with the remaining balance being applied to the revolving credit facility. The 5-year note bears interest at an annual rate of 11% using a 20-year amortization schedule. Payments are due monthly through the five years with a balloon payment due at the end of five years. The Company also sold certain assets and rights in two other restaurants to an additional franchisee resulting in a loss of $16,000.

    On January 19, 2000, the Company entered into an agreement granting Kessler Family LLC ("Kessler") non-exclusive rights to operate and develop Friendly's full-service restaurants in the franchising region of Rochester, Buffalo and Syracuse, New York (the "Kessler Agreement"). Pursuant to the Kessler Agreement, Kessler purchased certain assets and rights in 29 existing Friendly's restaurants and committed to open an additional 15 restaurants over the next seven years. Gross proceeds from the sale were approximately $13,300,000 of which $735,000 was for franchise fees for the initial 29 restaurants. The $735,000 was recorded as revenue in the first quarter ended April 2, 2000. The Company recognized a gain of approximately $1,400,000 related to the sale of the assets for the 29 locations in the first quarter ended April 2, 2000. The Company also sold certain assets and rights in six other restaurants to two additional franchisees resulting in a gain of $687,000.

    Effective August 6, 2001, the Company's largest franchisee, Davco Restaurants, Inc. ("Davco") refranchised three Newark, Delaware units, transferring it's rights to R.R.C. Restaurants, Inc. In addition, Davco closed two units during the quarter ended September 30, 2001. Currently, Davco is seeking to refranchise an additional 25 to 28 units.

7.  EXTRAORDINARY ITEM

    The Company recognized $0.2 million of expense, net of the related income tax benefit of $0.2 million, in 2001 related to previously deferred financing costs associated with Tranche A of the term loans, which was prepaid and extinguished in full during the quarter ended September 30, 2001.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

8.  SUBSEQUENT EVENT

    On October 10, 2001, the Company eliminated approximately 70 positions at corporate headquarters. The purpose of the reduction was to streamline functions and reduce redundancy amongst its business segments. In addition, approximately 30 positions in the restaurant construction and fabrication areas will be eliminated by December 30, 2001. The Company believes the outsourcing of such activities will be more cost effective in the future. Annual salaries and fringe benefits associated with these 100 positions is approximately $5.6 million. As a result of the elimination of the positions and the outsourcing of certain functions, the Company will be reporting a pre-tax restructuring charge of approximately $2.5-$3.0 million for severance pay, rent and inventory in the fourth quarter ending December 30, 2001.

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    FICC's obligation related to the $200 million Senior Notes is guaranteed fully and unconditionally by one of FICC's wholly- owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc. and Restaurant Insurance Corporation (together, the "Non-guarantor Subsidiaries"). Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of September 30, 2001 and October 1, 2000, and for the periods ended September 30, 2001 and October 1, 2000, are not presented because management has determined that such information is not material to investors.

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001
                                  (Unaudited)
                                 (In thousands)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
               Assets
Current assets:
  Cash and cash equivalents.........  $  6,661     $   18        $   878        $     --       $  7,557
  Restricted cash...................        --         --             --              --             --
  Accounts receivable, net..........     7,848        646             --              --          8,494
  Inventories.......................    15,394         --             --              --         15,394
  Deferred income taxes.............    10,258         43             --              94         10,395
  Prepaid expenses and other current
    assets..........................     8,537        983          3,504          (9,672)         3,352
                                      --------     ------        -------        --------       --------
Total current assets................    48,698      1,690          4,382          (9,578)        45,192
Deferred income taxes...............        --        506          1,327          (1,833)            --
Property and equipment, net.........   194,219         --             --              --        194,219
Intangibles and deferred costs,
  net...............................    19,783         --             --              --         19,783
Investments in subsidiaries.........     5,327         --             --          (5,327)            --
Other assets........................     9,347      4,520          6,229          (9,835)        10,261
                                      --------     ------        -------        --------       --------
Total assets........................  $277,374     $6,716        $11,938        $(26,573)      $269,455
                                      ========     ======        =======        ========       ========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Current maturities of long-term
    obligations.....................  $  9,375     $   --        $    --        $ (3,500)      $  5,875
  Accounts payable..................    21,622         --             --              --         21,622
  Accrued expenses..................    46,167      1,026          7,682          (5,987)        48,888
                                      --------     ------        -------        --------       --------
Total current liabilities...........    77,164      1,026          7,682          (9,487)        76,385
Deferred income taxes...............    17,407         --             --          (1,739)        15,668
Long-term obligations, less current
  maturities........................   263,386         --             --          (5,314)       258,072
Other long-term liabilities.........    14,992      1,080          3,539          (4,706)        14,905
Stockholders' (deficit) equity......   (95,575)     4,610            717          (5,327)       (95,575)
                                      --------     ------        -------        --------       --------
Total liabilities and stockholders'
  (deficit) equity..................  $277,374     $6,716        $11,938        $(26,573)      $269,455
                                      ========     ======        =======        ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                  (Unaudited)
                                 (In thousands)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
Revenues............................  $149,941     $2,074         $  --          $  --         $152,015
Costs and expenses:
  Cost of sales.....................    54,840         --            --             --           54,840
  Labor and benefits................    39,674         --            --             --           39,674
  Operating expenses and write-downs
    of property and equipment.......    31,964         --             1             --           31,965
  General and administrative
    expenses........................     7,224      1,169            --             --            8,393
  Depreciation and amortization.....     7,037         --            --             --            7,037
Gain on franchise sales of
  restaurant operations and
  properties........................      (219)        --            --             --             (219)
Gain on dispositions of other
  property and equipment............      (317)        --            --             --             (317)
Interest expense (income)...........     6,640         --          (176)            --            6,464
                                      --------     ------         -----          -----         --------

Income before provision for income
  taxes, extraordinary item and
  equity in net income of
  consolidated subsidiaries.........     3,098        905           175             --            4,178

Provision for income taxes..........    (1,180)      (372)          (61)            --           (1,613)
                                      --------     ------         -----          -----         --------

Income before extraordinary item and
  equity in net income of
  consolidated subsidiaries.........     1,918        533           114             --            2,565

Extraordinary item, net of income
  tax benefit.......................      (221)        --            --             --             (221)
                                      --------     ------         -----          -----         --------

Income before equity in net income
  of consolidated subsidiaries......     1,697        533           114             --            2,344

Equity in net income of consolidated
  subsidiaries......................       647         --            --           (647)              --
                                      --------     ------         -----          -----         --------

Net income..........................  $  2,344     $  533         $ 114          $(647)        $  2,344
                                      ========     ======         =====          =====         ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (Unaudited)
                                 (In thousands)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
Revenues............................  $424,304    $ 5,991         $  --         $    --        $430,295
Costs and expenses:
  Cost of sales.....................   149,757         --            --              --         149,757
  Labor and benefits................   120,684         --            --              --         120,684
  Operating expenses and write-downs
    of property and equipment.......    89,803         --           (10)             --          89,793
  General and administrative
    expenses........................    23,585      3,485            --              --          27,070
  Depreciation and amortization.....    21,686         --            --              --          21,686
Gain on franchise sales of
  restaurant operations and
  properties........................    (4,042)        --            --              --          (4,042)
Gain on dispositions of other
  property and equipment............    (2,559)        --            --              --          (2,559)
Interest expense (income)...........    21,540         --          (573)             --          20,967
                                      --------    -------         -----         -------        --------

Income before provision for income
  taxes, extraordinary item and
  equity in net income of
  consolidated subsidiaries.........     3,850      2,506           583              --           6,939

Provision for income taxes..........    (1,312)    (1,028)         (205)             --          (2,545)
                                      --------    -------         -----         -------        --------

Income before extraordinary item and
  equity in net income of
  consolidated subsidiaries.........     2,538      1,478           378              --           4,394

Extraordinary item, net of income
  tax benefit.......................      (221)        --            --              --            (221)
                                      --------    -------         -----         -------        --------

Income before equity in net income
  of consolidated subsidiaries......     2,317      1,478           378              --           4,173

Equity in net income of consolidated
  subsidiaries......................     1,856         --            --          (1,856)             --
                                      --------    -------         -----         -------        --------

Net income..........................  $  4,173    $ 1,478         $ 378         $(1,856)       $  4,173
                                      ========    =======         =====         =======        ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (Unaudited)
                                 (In thousands)

                                        PARENT    GUARANTOR    NON-GUARANTOR
                                       COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   -------------   ------------   ------------
Net cash provided by (used in)
  operating activities...............  $ 12,639      $(15)        $ 2,240        $(2,294)       $ 12,570
                                       --------      ----         -------        -------        --------

Cash flows from investing activities:
  Purchases of property and
    equipment........................    (8,440)       --              --             --          (8,440)
  Proceeds from sales of property and
    equipment........................    23,556        --              --             --          23,556
                                       --------      ----         -------        -------        --------
Net cash provided by investing
  activities.........................    15,116        --              --             --          15,116
                                       --------      ----         -------        -------        --------

Cash flows from financing activities:
  Proceeds from borrowings...........    51,405        --              --             --          51,405
  Repayments of obligations..........   (86,118)       --              --             --         (86,118)
  Reinsurance deposits received......        --        --             505           (505)             --
  Reinsurance payments made from
    deposits.........................        --        --          (2,799)         2,799              --
                                       --------      ----         -------        -------        --------
Net cash used in financing
  activities.........................   (34,713)       --          (2,294)         2,294         (34,713)
                                       --------      ----         -------        -------        --------

Net decrease in cash and cash
  equivalents........................    (6,958)      (15)            (54)            --          (7,027)

Cash and cash equivalents, beginning
  of period..........................    13,619        33             932             --          14,584
                                       --------      ----         -------        -------        --------

Cash and cash equivalents, end of
  period.............................  $  6,661      $ 18         $   878        $    --        $  7,557
                                       ========      ====         =======        =======        ========

Supplemental disclosures:
  Interest paid (received)...........  $ 17,273      $ --         $  (574)       $    --        $ 16,699
  Income taxes paid..................         1         2              --             --               3
  Capital lease obligations
    terminated.......................       170        --              --             --             170
  Note received from the sale of
    property and equipment...........     4,250        --              --             --           4,250

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
                                      ========     ======        =======        ========       ========

Liabilities and Stockholders' (Deficit) Equity

Current liabilities:
  Current maturities of long-term
    obligations.....................  $ 19,172     $   --        $    --        $ (4,000)      $ 15,172
  Accounts payable..................    20,100         --             --              --         20,100
  Accrued expenses..................    43,683        648          8,082          (5,014)        47,399
                                      --------     ------        -------        --------       --------
Total current liabilities...........    82,955        648          8,082          (9,014)        82,671
Deferred income taxes...............    15,015         --             --          (1,739)        13,276
Long-term obligations, less current
  maturities........................   288,472         --             --          (4,814)       283,658
Other liabilities...................    15,101      1,475          5,332          (3,844)        18,064
Stockholders' (deficit) equity......   (99,983)     3,132            368          (3,500)       (99,983)
                                      --------     ------        -------        --------       --------
Total liabilities and stockholders'
  (deficit) equity..................  $301,560     $5,255        $13,782        $(22,911)      $297,686
                                      ========     ======        =======        ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED OCTOBER 1, 2000
                                  (Unaudited)
                                 (In thousands)

                                                                    NON-
                                         PARENT    GUARANTOR     GUARANTOR
                                        COMPANY    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   ------------   ------------   ------------
Revenues..............................  $160,511     $1,330         $ --        $      --       $161,841
Costs and expenses:
  Cost of sales.......................    54,081         --           --               --         54,081
  Labor and benefits..................    47,822         --           --               --         47,822
  Operating expenses and write-downs
    of property and equipment.........    33,319         --          (44)              --         33,275
  General and administrative
    expenses..........................     7,177      1,680           --               --          8,857
  Depreciation and amortization.......     7,426         --           --               --          7,426
Loss on franchise sales of restaurant
  operations and properties...........        75         --           --               --             75
Gain on dispositions of other property
  and equipment.......................      (960)        --           --               --           (960)
Interest expense (income).............     7,768         --         (174)              --          7,594
                                        --------     ------         ----        ---------       --------

Income (loss) before (provision for)
  benefit from income taxes and equity
  in net loss of consolidated
  subsidiaries........................     3,803       (350)         218               --          3,671

(Provision for) benefit from income
  taxes...............................      (493)       144          (76)              --           (425)
                                        --------     ------         ----        ---------       --------

Income (loss) before equity in net
  loss of consolidated subsidiaries...     3,310       (206)         142               --          3,246

Equity in net loss of consolidated
  subsidiaries........................       (64)        --           --               64             --
                                        --------     ------         ----        ---------       --------

Net income (loss).....................  $  3,246     $ (206)        $142        $      64       $  3,246
                                        ========     ======         ====        =========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE NINE MONTHS ENDED OCTOBER 1, 2000
                                  (Unaudited)
                                 (In thousands)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
Revenues............................  $460,751     $4,510          $ --         $    --        $465,261
Costs and expenses:
  Cost of sales.....................   149,146         --            --              --         149,146
  Labor and benefits................   145,397         --            --              --         145,397
  Operating expenses and write-downs
    of property and equipment.......   113,713         --          (159)             --         113,554
  General and administrative
    expenses........................    27,473      2,951            --              --          30,424
  Restructuring costs...............    12,056         --            --              --          12,056
  Depreciation and amortization.....    23,166         --            --              --          23,166
Gain on franchise sales of
  restaurant operations and
  properties........................    (1,923)        --            --              --          (1,923)
Gain on dispositions of other
  property and equipment............    (1,005)        --            --              --          (1,005)
Interest expense (income)...........    24,014         --          (519)             --          23,495
                                      --------     ------          ----         -------        --------

(Loss) income before benefit from
  (provision for) income taxes and
  equity in net income of
  consolidated subsidiaries.........   (31,286)     1,559           678              --         (29,049)

Benefit from (provision for) income
  taxes.............................    17,666       (639)         (237)             --          16,790
                                      --------     ------          ----         -------        --------

(Loss) income before equity in net
  income of consolidated
  subsidiaries......................   (13,620)       920           441              --         (12,259)

Equity in net income of consolidated
  subsidiaries......................     1,361         --            --          (1,361)             --
                                      --------     ------          ----         -------        --------

Net (loss) income...................  $(12,259)    $  920          $441         $(1,361)       $(12,259)
                                      ========     ======          ====         =======        ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED OCTOBER 1, 2000
                                  (Unaudited)
                                 (In thousands)

                                       PARENT     GUARANTOR    NON-GUARANTOR
                                       COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      ---------   ----------   -------------   ------------   ------------
Net cash provided by (used in)
  operating activities..............  $   7,780      $ (3)        $  (105)       $(1,478)       $   6,194
                                      ---------      ----         -------        -------        ---------

Cash flows from investing
  activities:
  Purchases of property and
    equipment.......................    (12,808)       --              --             --          (12,808)
  Proceeds from sales of property
    and equipment...................     32,594        --              --             --           32,594
                                      ---------      ----         -------        -------        ---------
Net cash provided by investing
  activities........................     19,786        --              --             --           19,786
                                      ---------      ----         -------        -------        ---------

Cash flows from financing
  activities:
  Proceeds from borrowings..........     74,000        --              --             --           74,000
  Repayments of obligations.........   (103,022)       --              --             --         (103,022)
  Reinsurance deposits received.....         --        --           2,133         (2,133)              --
  Reinsurance payments made from
    deposits........................         --        --          (3,611)         3,611               --
                                      ---------      ----         -------        -------        ---------
Net cash used in financing
  activities........................    (29,022)       --          (1,478)         1,478          (29,022)
                                      ---------      ----         -------        -------        ---------

Net decrease in cash and cash
  equivalents.......................     (1,456)       (3)         (1,583)            --           (3,042)

Cash and cash equivalents, beginning
  of period.........................      9,674        14           2,374             --           12,062
                                      ---------      ----         -------        -------        ---------

Cash and cash equivalents, end of
  period............................  $   8,218      $ 11         $   791        $    --        $   9,020
                                      =========      ====         =======        =======        =========

Supplemental disclosures:
  Interest paid (received)..........  $  18,805      $ --         $  (704)       $    --        $  18,101
  Income taxes (refunded) paid......     (1,075)      891             246             --               62
  Capital lease obligations
    incurred........................      2,891        --              --             --            2,891
  Capital lease obligations
    terminated......................        711        --              --             --              711
  Note received from the sale of
    property and equipment..........        577        --              --             --              577

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN.

    FORWARD LOOKING STATEMENTS

    Statements contained herein that are not historical facts constitute "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties which could cause results to differ materially from those anticipated. These factors include the Company's highly competitive business environment, uncertainty with respect to the Company's ongoing compliance with covenants in its existing debt facilities and its ability to refinance its existing debt facilities, exposure to commodity prices, risks associated with the foodservice industry, the ability to retain and attract new employees, government regulations, the Company's high geographic concentration in the Northeast and its attendant weather patterns, conditions needed to meet re-imaging and new opening and franchising targets and risks associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company's prospects in general are included in the Company's other filings with the Securities and Exchange Commission.

    OVERVIEW

    As of September 30, 2001, the Company owned and operated 394 restaurants and franchised 160 restaurants and 6 cafes. The Company manufactures and distributes a full line of frozen dessert products, which are distributed to Friendly's restaurants and through more than 3,500 supermarkets and other retail locations in 17 states. The restaurants offer a wide variety of reasonably- priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

                                    FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                   ----------------------------   ---------------------------
                                   SEPTEMBER 30,    OCTOBER 1,    SEPTEMBER 30,   OCTOBER 1,
                                       2001            2000           2001           2000
                                   -------------   ------------   -------------   -----------
COMPANY UNITS:
Beginning of period..............       403            486             449            618
Openings.........................        --             --              --              2
Re-franchised closings...........        (6)            --             (39)           (37)
Closings.........................        (3)           (15)            (16)          (112)
                                        ---            ---             ---           ----
End of period....................       394            471             394            471
                                        ===            ===             ===           ====

FRANCHISED UNITS:
Beginning of period..............       163            114             127             69
Re-franchised openings...........         6             --              39             37
Openings.........................         1              3               4             13
Closings.........................        (4)            (2)             (4)            (4)
                                        ---            ---             ---           ----
End of period....................       166            115             166            115
                                        ===            ===             ===           ====

    REVENUES:

    Total revenues decreased $9.8 million, or 6.1%, to $152.0 million for the third quarter ended September 30, 2001 from $161.8 million for the same quarter in 2000. Restaurant revenues decreased $18.6 million, or 13.5%, to $118.9 million for the third quarter of 2001 from $137.5 million for the same quarter in 2000. Restaurant revenues decreased by $19.8 million due to the closing of 41 under-performing restaurants and the re-franchising of 51 additional locations over the past 15 months. Closing of restaurants accounted for $5.6 million of the restaurant revenue decline and re-franchising reduced restaurant revenues by an additional $14.2 million. Partially offsetting this decrease was a 1.5% increase in comparable restaurant revenues. Foodservice (product sales to franchisees, retail and institutional) revenues increased by $7.9 million, or 35.0%, to $30.5 million for the third quarter of 2001 from $22.6 million for the same quarter in 2000. The increase in the number of franchised units accounted for $4.1 million of the increase, sales to foodservice retail supermarket customers increased by $3.5 million and sales to outside distributors increased by $0.3 million. On May 1, 2001, foodservice decreased its ice cream pricing to all restaurants. This resulted in decreased foodservice revenues of 4.7% for the third quarter ended September 30, 2001. The Company's foodservice division sells a variety of products to the Company's franchisees and ice cream products to supermarkets and other retail locations. Franchise revenues increased $0.7 million, or 38.9%, to $2.5 million for the three months ended September 30, 2001 compared to $1.8 million for the three months ended October 1, 2000. The increase is largely the result of the difference in the number of franchised locations operating during both periods. There were 166 franchise units open at the end of the third quarter ended September 30, 2001 compared to 115 franchise units open at the end of the third quarter ended October 1, 2000.

    Total revenues decreased $35.0 million, or 7.5%, to $430.3 million for the nine months ended September 30, 2001 from $465.3 million for the same period in 2000. Restaurant revenues decreased $54.7 million, or 13.7%, to $345.0 million for the first nine months of 2001 from $399.7 million for the same period in 2000. Restaurant revenues decreased by $59.1 million due to the closing of 138 under-performing restaurants and the re-franchising of 88 additional locations over the past 21 months. Closing of restaurants accounted for $27.0 million of the restaurant revenue decline and re-franchising reduced restaurant revenues by an additional $32.1 million. Partially offsetting this decrease was a 1.3% increase in comparable restaurant revenues. Revenues from the one location open less than one year were $0.5 million. Foodservice (product sales to franchisees, retail and institutional) and other revenues increased by $18.3 million, or 30.6%, to $78.1 million for the nine months ended September 30, 2001 from $59.8 million for the same period in 2000. The increase in the number of franchised units accounted for $9.6 million of the increase, sales to foodservice retail supermarket customers increased by $7.6 million and sales to outside distributors increased by $1.1 million. On May 1, 2001, foodservice decreased its ice cream pricing to all restaurants. This resulted in decreased foodservice revenues of 3.0% for the nine months ended September 30, 2001. Franchise revenue increased $1.4 million, or 24.1%, to $7.2 million for the nine months ended September 30, 2001 compared to $5.8 million for the nine months ended October 1, 2000. The increase is largely the result of the difference in the number of franchised locations operating during both periods. There were 166 franchise units open at the end of the nine months ended September 30, 2001 compared to 115 franchise units open at the end of the nine months ended
October 1, 2000.

    COST OF SALES:

    Cost of sales increased $0.7 million, or 1.4%, to $54.8 million for the third quarter ended September 30, 2001 from $54.1 million for the same quarter in 2000. Cost of sales as a percentage of total revenues increased to 36.1% for the third quarter of 2001 from 33.4% for the third quarter of 2000. The higher food cost as a percentage of total revenue was mainly due to a shift in sales mix from Company-owned restaurant sales to foodservice sales. Foodservice sales to franchisees and retail customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons. The cost of cream, the principal ingredient used in making ice cream, was higher in the third quarter of 2001 when compared to the third quarter of 2000 and partially contributed to the rise in cost of sales as a percentage of total revenues, especially in foodservice's retail supermarket business. The Company believes that cream prices will be higher in the fourth quarter of 2001 when compared to those prices experienced during the fourth quarter of 2000. To minimize risk, alternative supply sources continue to be pursued.

    Cost of sales increased $0.6 million, or 0.4%, to $149.7 million for the nine months ended September 30, 2001 from $149.1 million for the same period in 2000. Cost of sales as a percentage of total revenues increased to 34.8% for the nine months in 2001 from 32.0% for the same period in 2000. The higher food cost as a percentage of total revenue was partially due to a shift in sales mix from Company-owned restaurant sales to foodservice sales. Foodservice sales to franchisees and retail customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons. The cost of cream, the principal ingredient used in making ice cream, was higher in the first nine months of 2001 when compared to the first nine months of 2000 and contributed to the rise in cost of sales as a percentage of total revenues, especially in foodservice's retail supermarket business. In May 2001, the Company raised prices to its retail customers.

    LABOR AND BENEFITS:

    Labor and benefits decreased $8.1 million, or 17.0%, to $39.7 million for the third quarter ended September 30, 2001 from $47.8 million for the same quarter in 2000. Labor and benefits as a percentage of total revenues decreased to 26.1% for the third quarter of 2001 from 29.5% for the same quarter in 2000. The lower labor cost as a percentage of total revenue is partially the result of revenue increases derived from additional franchised locations and higher sales to foodservice retail supermarket customers, which do not have any associated restaurant labor and benefits. In addition, the closing of 41 under-performing Company-owned units over the past 15 months improved the relationship of restaurant labor and benefits to restaurant sales as well as to total revenues.

    Labor and benefits decreased $24.7 million, or 17.0%, to $120.7 million for the nine months ended September 30, 2001 from $145.4 million for the same period in 2000. Labor and benefits as a percentage of total revenues decreased to 28.0% for the nine months of 2001 from 31.3% for the same period in 2000. The lower labor cost as a percentage of total revenue is partially the result of revenue increases derived from additional franchised locations and higher sales to foodservice retail supermarket customers, which do not have any associated restaurant labor and benefits. In addition, the closing of 138 under-performing Company-owned units over the past 21 months improved the relationship of restaurant labor and benefits to restaurant sales as well as to total revenues.

    OPERATING EXPENSES:

    Operating expenses decreased $0.7 million, or 2.1%, to $31.9 million for the third quarter ended September 30, 2001 from $32.6 million for the same quarter in 2000. Operating expenses as a percentage of total revenues were 21.0% and 20.2% for the third quarters ended September 30, 2001 and October 1, 2000, respectively. The increase as a percentage of total revenues resulted from higher costs for foodservice retail promotions and restaurant utilities in the 2001 quarter when compared to the 2000 quarter.

    Operating expenses decreased $4.8 million, or 5.1%, to $89.7 million for the nine months ended September 30, 2001 from $94.5 million for the same period in 2000. Operating expenses as a percentage of total revenues were 20.8% and 20.3% for the nine months ended September 30, 2001 and October 1, 2000, respectively. The increase as a percentage of total revenues resulted from higher costs for foodservice retail promotions and restaurant advertising and utilities in the 2001 period when compared to the 2000 period.

    GENERAL AND ADMINISTRATIVE EXPENSES:

    General and administrative expenses were $8.4 million for the third quarter ended September 30, 2001 and $8.9 million for the same period in 2000. General and administrative expenses as a percentage of total revenues were 5.5% in the third quarters of 2001 and 2000. In the 2001 period, bonus expense increased $1.1 million when compared to the same period in 2000.

    General and administrative expenses were $27.1 million and $30.4 million for the nine months ended September 30, 2001 and October 1, 2000, respectively. General and administrative expenses as a percentage of total revenues decreased to 6.3% in the nine months ended September 30, 2001 from 6.5% for the same period in 2000. The decrease is primarily the result of the elimination of certain management and administrative positions associated with the Company's announcement of the immediate closing of 81 restaurants and the planned closing of 70 additional restaurants in March 2000 and an on-going hiring freeze. In the 2001 period, bonus expense increased $0.8 million when compared to the same period in 2000.

    EBITDA:

    As a result of the above, EBITDA (EBITDA represents net income (loss) before (i) benefit from (provision for) income taxes, (ii) interest expense, net,
(iii) depreciation and amortization, (iv) extraordinary item and
(v) write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries) decreased $1.7 million, or 8.8%, to $17.8 million for the third quarter ended September 30, 2001 from $19.5 million for the same quarter in 2000. EBITDA as a percentage of total revenues was 11.7% and 12.0% for the third quarters of 2001 and 2000, respectively.

    EBITDA increased $12.8 million, or 34.7%, to $49.9 million for the nine months ended September 30, 2001 from $37.1 million for the same period in 2000. EBITDA as a percentage of total revenues was 11.6% and 8.0% for the nine months ended September 30, 2001 and October 1, 2000, respectively.

    RESTRUCTURING COSTS:

    Restructuring costs were $12.1 million for the nine months ended October 1, 2000 as a result of the costs associated with the Company's decision to reorganize its restaurant field and headquarters organizations in conjunction with the closing of 81 under-performing restaurants and the planned closing of an additional 70 restaurants over the following 24 months. Included in these costs are severance, rent on closed units until lease termination, utilities and real estate taxes, demarking, lease termination, environmental and other miscellaneous costs.

    WRITE-DOWNS OF PROPERTY AND EQUIPMENT:

    Write-downs of property and equipment were $0.7 million for the three months ended October 1, 2000. Write-downs of property and equipment were $0.1 million and $19.0 million for the nine months ended September 30, 2001 and October 1, 2000, respectively. The decrease in write-downs is primarily the result of the non-cash write-down of the 81 under-performing restaurants which were closed at the end of March 2000 and the non-cash write-down of the additional 70 restaurants which were to be closed over the following 24 months to their estimated net realizable value. During the nine months ended September 30, 2001, the Company made the decision to continue to operate 25 of these properties. As of September 30, 2001, 27 of these 70 restaurants are still operating.

    DEPRECIATION AND AMORTIZATION:

    Depreciation and amortization decreased $0.4 million, or 5.2%, to $7.0 million for the third quarter ended September 30, 2001 from $7.4 million for the same quarter in 2000. Depreciation and amortization as a percentage of total revenues was 4.6% for the third quarters of 2001 and 2000.

    Depreciation and amortization decreased $1.5 million, or 6.4%, to $21.7 million for the nine months ended September 30, 2001 from $23.2 million for the same period in 2000. Depreciation and amortization as a percentage of total revenues was 5.0% for the nine months ended September 30, 2001 and October 1, 2000.

    (GAIN) LOSS ON FRANCHISE SALES OF RESTAURANT OPERATIONS AND PROPERTIES:

    Gain on franchise sales of restaurant operations and properties was $0.2 million for the third quarter ended September 30, 2001 compared to a loss of $0.1 million for the third quarter ended October 1, 2000. The gain on franchise sales of restaurant operations and properties was $4.0 million and $1.9 million for the nine months ended September 30, 2001 and October 1, 2000, respectively. The increase was primarily the result of the gain of $4.3 million associated with the sale of 37 restaurants to a franchisee during the nine months ended September 30, 2001 as compared to the gain of $1.4 million associated with the sale of 29 restaurants to a franchisee on January 19, 2000. The Company also sold certain assets and rights in eight other restaurants to three additional franchisees resulting in a gain of $0.7 million during the nine months ended October 1, 2000.

    GAIN ON DISPOSITION OF OTHER PROPERTY AND EQUIPMENT:

    The gain on disposition of other property and equipment for the quarters ended September 30, 2001 and October 1, 2000 was $0.3 million and $1.0 million, respectively. The gain on disposition of other property and equipment was $2.6 million and $1.0 million for the nine months ended September 30, 2001 and October 1, 2000, respectively. The gain in the 2001 period resulted from the sale of 21 closed locations during the nine month period ended September 30, 2001 compared to the sale of 20 closed locations during the nine month period ended October 1, 2000.

    INTEREST EXPENSE, NET:

    Interest expense, net of capitalized interest and interest income, decreased by $1.1 million, or 14.9%, to $6.5 million for the third quarter ended
September 30, 2001 from $7.6 million for the same quarter in 2000. The decrease is primarily due to a reduction in the average outstanding debt.

    Interest expense, net of capitalized interest and interest income, decreased by $2.5 million, or 10.8%, to $21.0 million for the nine months ended
September 30, 2001 from $23.5 million for the same period in 2000. The decrease is primarily impacted by the decrease in the average outstanding balance on the term loans for the nine months ended September 30, 2001 compared to the nine months ended October 1, 2000. Total outstanding debt, including capital lease obligations, was reduced from $288.9 million at October 1, 2000 to $263.9 million at September 30, 2001.

    (PROVISION FOR) BENEFIT FROM INCOME TAXES:

    The provision for income taxes was $1.6 million, or 38.6%, for the third quarter ended September 30, 2001 compared to $0.4 million, or 11.6%, for the third quarter ended October 1, 2000. The provision for income taxes was $2.5 million, or 36.7%, for the nine months ended September 30, 2001 compared to a benefit from taxes of $16.8 million, or 57.8%, for the nine months ended October 1, 2000. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. The sales of the land and buildings to franchisees during the nine months ended October 1, 2000 favorably impacted the provision for income taxes as it triggered built-in gains, which allowed for a reduction in the valuation allowance on certain net operating loss carryforwards.

    EXTRAORDINARY ITEM:

    The Company recognized $0.2 million of expense, net of the related income tax benefit of $0.2 million, in 2001 related to previously deferred financing costs associated with Tranche A of the term loans, which was prepaid and extinguished during the quarter ended September 30, 2001.

    NET INCOME (LOSS):

    Net income was $2.3 million and $3.2 million for the third quarters ended September 30, 2001 and October 1, 2000, respectively. Net income was
$4.2 million for the nine months ended September 30, 2001 compared to a net loss of $12.3 million for the nine months ended October 1, 2000.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $12.6 million and $6.2 million for the nine months ended September 30, 2001 and October 1, 2000, respectively. During the nine months ended September 30, 2001, inventories increased
$3.8 million as a result of increased retail promotional activity expected for the fourth quarter. Accounts payable increased $1.5 million primarily as a result of increased inventory purchases. Accounts receivable increased
$2.3 million primarily due to increased retail supermarket sales along with the increase in volume of foodservice product sales to franchisees. Accrued expenses and other long- term liabilities decreased $1.8 million as a result of $2.3 million of payments made against the captive insurance company's reserves for workers compensation claims and $1.9 million of payments made against the restructuring reserve. These decreases were offset by an increase in accrued interest of $3.6 million related to the timing of interest payment dates. Available borrowings under the revolving credit facility were $18 million as of September 30, 2001.

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

    Net cash provided by investing activities was $15.1 million and $19.8 million in the nine months ended September 30, 2001 and October 1, 2000, respectively. Capital expenditures for restaurant operations were approximately $5.8 million and $12.7 million for the nine months ended September 30, 2001 and October 1, 2000, respectively. Other capital expenditures were $2.6 million and $3.0 million for the nine months ended September 30, 2001 and October 1, 2000, respectively. The decrease in capital expenditures was primarily due to the reduction in new units, replacements and re-imaging projects. Cash proceeds from the sale of property and equipment were $23.6 million and $32.6 million in the nine months ended September 30, 2001 and October 1, 2000, respectively. The decrease in proceeds was primarily due to the receipt of $7.4 million in 2001 compared to $15.2 million in 2000 related to the disposal of properties in connection with the March 2000 restructuring.

    Net cash used in financing activities was $34.7 million and $29.0 million in the nine months ended September 30, 2001 and October 1, 2000, respectively.

    The Company had a working capital deficit of $31.2 million as of September 30, 2001. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable;
(ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

    The Company's credit facility imposes significant operating and financial restrictions on the Company's ability to, among other things, incur indebtedness, create liens, sell assets, engage in mergers or consolidations, pay dividends and engage in certain transactions with affiliates. The credit facility limits the amount which the Company may spend on capital expenditures and requires the Company to comply with certain financial covenants. The Company's credit facility also restricts the use of proceeds from asset sales. Proceeds, as defined in the credit agreement and subject to certain exceptions, in excess of stated maximum allowable amounts must be used to permanently reduce outstanding obligations under the credit facility. During the nine months ended September 30, 2001, the Company received $11.5 million of asset sale proceeds which were used to reduce the amount outstanding on the term loans.

    The Company entered into its existing credit facility in November 1997. The credit facility includes the revolving credit loan, term loans and letters of credit. Since 1997, the Company has executed several amendments to the credit facility. The most recent amendment occurred on March 19, 2001. All of the existing financial covenants were amended and a new financial covenant was added requiring minimum cumulative Consolidated EBITDA, as defined, on a monthly basis. Interest rates on term loans, borrowings under the revolving credit facility and issued letters of credit increased 0.25%. In addition, automatic increases in the interest rates will occur on August 2, 2001, January 2, 2002, April 1, 2002, September 30, 2002 and October 1, 2002 of 0.25%, 0.50%, 0.25%,
0.25% and 0.25%, respectively. Interest payments on all ABR loans, Eurodollar loans and issued letters of credit are required on a monthly basis rather than quarterly.

    Also due to the March 19, 2001 amendment, the maturity dates of Tranche B and Tranche C of the term loans were changed to November 15, 2002 from their original maturity dates of November 15, 2004 and November 15, 2005, respectively. Annual scheduled principal payments due through October 15, 2002 did not change. However, the amendment requires additional minimum cumulative prepayments on the term loans, excluding prepayments made pursuant to the J&B Agreement, by the dates specified below as follows:

October 15, 2001............................................  $6,000,000
January 15, 2002............................................   7,500,000
April 15, 2002..............................................   8,500,000
July 15, 2002...............................................  10,000,000

    As of October 15, 2001, the Company has paid additional minimum cumulative prepayments of $6,793,000 on the term loans, which exceed the minimum cumulative prepayment requirement.

    Tranche A of the term loans was prepaid and extinguished during the third quarter ended September 30, 2001. Any remaining unpaid balances due on Tranches B and C of the term loans will be paid on November 15, 2002.

    FICC paid an amendment fee of approximately $256,000 to the lenders contemporaneous with the execution of the seventh amendment. FICC paid an additional amendment fee (the "Additional Fee") of $441,459 on October 1, 2001 pursuant to the seventh amendment, which will be expensed over the remaining term of the credit facility using the effective yield method. If all obligations under the credit facility were satisfied before September 30, 2001, the Additional Fee would have been reduced to approximately $128,000. The Company believes that based on the terms of the seventh amendment, the Company has adequate cash and availability on its revolving credit facility to meet its obligations through September 30, 2002. Additionally, the Company believes that it can comply with the revised covenant requirements under the amendment through December 30, 2001.

    The Company is undertaking a refinancing plan (collectively, the "Refinancing Plan"), which has the following three principal components:

    (i) obtaining a new revolving credit facility from one or more financial institutions for $35 million;

    (ii) obtaining $55 million in loans from GE Capital Franchise Finance Corporation which will be secured by first mortgage liens upon 75 of the Company's restaurants; and

   (iii) entering into a sale and leaseback arrangement with one or more financial institutions involving 45 of the Company's restaurants that is expected to provide the Company up to $37.5 million in cash.

    The Company would use the proceeds of these financings to repay the amounts outstanding on its existing credit facility ($55,114,000 as of September 30, 2001), to increase working capital and, to the extent the proceeds of the financings are sufficient, after giving effect to the foregoing, to finance a tender offer for a portion of the Company's senior notes (the "Notes"). The Company has obtained a commitment letter from GE Capital Franchise Finance Corporation relating to the mortgage financing, but the Company does not have any commitments or other agreements from any financial institutions relating to the new revolving credit facility or the sale and leaseback arrangements described above. The commitment letter received is contingent upon obtaining a new revolving credit facility. The closing of each of the three financings described above will be subject, among other things, to the negotiation of definitive agreements and other definitive documentation. There can be no assurance that the Company will be able to successfully implement any of the components of the Refinancing Plan. The availability of funds from the closing of these transactions will be a condition to the Company's ability to purchase any Notes.

    The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for 2001 are anticipated to be $13.5 million in the aggregate, of which $10.0 million is expected to be spent on restaurant operations. The Company's actual 2001 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the credit facility will be sufficient to meet the Company's anticipated operating requirements, capital requirements and obligations associated with the restructuring.

    On September 14, 2001, the Company entered into an agreement granting Revere Restaurant Group, Inc. ("Revere") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in designated areas within Lehigh and Northampton counties, Pennsylvania (the "Revere Agreement"). Pursuant to the Revere Agreement, Revere purchased certain assets and rights in six existing Friendly's restaurants and committed to open an additional four restaurants over the next seven years. Gross proceeds from the sale were approximately $3.4 million of which approximately $0.2 million was for franchise fees for the initial six restaurants. The cash proceeds were used to fund operating activities of the Company.

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

    RECENT DEVELOPMENTS

    Effective August 6, 2001, the Company's largest franchisee, Davco Restaurants, Inc. ("Davco") refranchised three Newark, DE units, transferring it's rights to R.R.C. Restaurants, Inc. In addition, Davco closed two units during the quarter ended September 30, 2001. Currently, Davco is seeking to refranchise an additional 25 to 28 units.

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

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In September 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-10, "Accounting for the Impact of the September 11, 2001 Terrorist Acts," which provides guidance on how the costs related to the terrorist acts should be classified, how to determine whether an asset impairment should be recognized and how liabilities for losses and other costs should be recognized. The impact of adopting EITF Issue No. 01-10 did not have any effect on the Company's consolidated financial statements.

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has not yet quantified the impact of implementing SFAS No. 144 on the Company's consolidated financial statements.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets. The new rules become effective on January 1, 2002. The impact of adopting SFAS No. 142 will not have a material effect on the Company's consolidated financial statements and the Company will continue to amortize its license agreement related to certain trademarked products.

    In April 2001, the FASB reached consensus on EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which is effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable. EITF Issue No. 00-25 requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs. As a result of EITF Issue No. 00-25, certain costs previously recorded as expense will be reclassified and offset against revenue. The Company's consolidated financial statements will be reclassified to conform with the consensus in the fourth quarter of 2001.

    In May 2000, the Emerging Issues Task Force issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," which provides guidance on the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company adopted EITF Issue No. 00-14 on July 3, 2000. As a result, the Company has reclassified certain retail selling expenses against retail revenue for the three and nine months ended October 1, 2000 to conform with the current period presentation.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Since the Company's commodity option contracts do not meet the criteria for hedge accounting, changes in the value of the commodity option contracts are recognized monthly in earnings. The cumulative effect upon adoption of approximately $77,000 has been recorded as income in the accompanying Condensed Consolidated Statement of Operations. It is not separately reported as a cumulative effect since the amount is not significant. Additionally, net losses of approximately $113,000 were recorded during the nine months ended September 30, 2001 related to the change in fair value for the period. The fair market value of derivatives at September 30, 2001 was approximately $19,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There has been no material change in the Company's market risk exposure since the filing of the Annual Report on Form 10K.

                           PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of the Company's shareholders was held on May 16, 2001.

(b) Not applicable.

(c) The election of two nominees for directors of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approvals were as follows:

               NOMINEE                 AFFIRMATIVE VOTES   VOTES WITHHELD
               -------                 -----------------   --------------
Michael J. Daly......................      5,521,075         1,356,041
Burton J. Manning....................      5,531,600         1,345,516

    The results of the voting to approve the appointment of Arthur Andersen LLP to audit the accounts of the Company and its subsidiaries for 2001 were as follows:

                 FOR                     AGAINST        ABSTAIN
                 ---                     -------        -------
              6,767,341                   104,375          5,400

    There were no matters voted upon at the Company's annual meeting to which broker non-votes applied.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None

(b) No report on Form 8-K was filed during the three months and nine months ended September 30, 2001.

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