Form 10-K
period 2001-12-30
FRIENDLY ICE CREAM CORP
filed 2002-02-14
CIK 39135

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                           COMMISSION FILE NO. 0-3930
                            ------------------------

                         FRIENDLY ICE CREAM CORPORATION
             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                      5812                        04-2053130
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

    The aggregate market value of voting stock held by nonaffiliates of the registrant, based upon the closing sales price of the registrant's common stock on February 1, 2002 on the American Stock Exchange was $25,078,384. For purpose of the foregoing calculation only, all members of the Board of Directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding was 7,352,262 as of February 1, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Part III of this 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after December 30, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    ORGANIZATION

    Friendly's, founded in 1935, was publicly held from 1968 until January 1979, at which time it was acquired by Hershey Foods Corporation ("Hershey"). In 1988, The Restaurant Company ("TRC"), an investor group led by Donald N. Smith, the Company's current Chairman and Chief Executive Officer, acquired Friendly's from Hershey (the "TRC Acquisition"). In November 1997, the Company completed a public offering of 5,000,000 shares of its common stock (the "Common Stock Offering") for gross proceeds of $90 million and a public offering of $200 million of Senior Notes (the "Senior Notes") (collectively, the "Offerings"). In December 2001, the Company successfully completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of the $64.5 million outstanding on its term loans and revolving credit facility (the "Old Credit Facility") and the repurchase of approximately $21.3 million in Senior Notes with the proceeds from $55 million in long-term mortgage financing (the "Mortgage Financing") and a $33.7 million sale and leaseback transaction (the "Sale/Leaseback Financing"). In addition, FICC secured a new $30 million revolving credit facility of which up to $20 million is available to support letters of credit. The $30 million commitment less issued letters of credit is available for borrowing to provide working capital and for other corporate needs (the "New Credit Facility"). In connection with the Mortgage Financing, three new limited liability corporations ("LLCs") were organized. Friendly Ice Cream Corporation is the sole member of each LLC.

    Unless the context indicates otherwise: (i) references herein to "Friendly's" or the "Company" refer to Friendly Ice Cream Corporation, its predecessors and its consolidated subsidiaries; (ii) references herein to "FICC" refer to Friendly Ice Cream Corporation and not its subsidiaries; and (iii) as used herein, "Northeast" refers to the Company's core markets, which include Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont. The Company's fiscal years ended December 30, 2001, December 31, 2000, January 2, 2000, December 27, 1998 and December 28, 1997 are referred to herein as 2001, 2000, 1999, 1998 and 1997, respectively. Each year included 52 weeks except 1999, which included 53 weeks.

    GENERAL

    As of December 30, 2001, the Company owned and operated 393 restaurants and franchised 161 full-service restaurants and six non-traditional units. The Company manufactures a complete line of packaged frozen desserts distributed through more than 3,500 supermarkets and other retail locations in 17 states. Friendly's offers its customers a unique dining experience by serving a variety of high-quality, reasonably-priced breakfast, lunch and dinner items, as well as its signature frozen desserts, in a fun and casual neighborhood setting. For the year ended December 30, 2001, Friendly's generated $561.9 million in total revenues, $3.1 million of income before extraordinary items and $60.9 million in EBITDA (as defined herein) and incurred $27.3 million of interest expense.

    Friendly's restaurants target families with children and adults who desire a reasonably-priced meal in a full-service setting. The Company's menu offers a broad selection of freshly-prepared foods, which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items. Breakfast items include specialty omelettes and breakfast combinations featuring eggs, pancakes and bacon or sausage. Breakfasts generally range from $3.49 to $5.79. Lunch and dinner items include a line of wrap sandwiches, entree salads, soups, super-melts, specialty burgers, appetizers including quesadillas, mozzarella cheese sticks and "Fronions," and stir-fry, chicken, pot pie, tenderloin steak and seafood entrees. These lunch and dinner items generally range from $3.49 to $9.79. Entree selections are complemented by Friendly's premium frozen desserts, including soft serve, which was introduced in

1999, the Fribble-Registered Trademark-, the Company's signature thick shake, Happy Ending-Registered Trademark- Sundaes, Candy Shoppe-Registered Trademark-Sundaes, the Wattamelon Roll-Registered Trademark- and Towering Mug beverages. The Company's frozen desserts are an important component of the Company's snack daypart.

    Despite the Company's capital constraints, management has implemented a number of initiatives to restore and improve operational and financial efficiencies. From the date of the TRC Acquisition through 2001, the Company
(i) implemented a major revitalization of its restaurants, (ii) repositioned the Friendly's concept from a sandwich and ice cream shoppe to a full-service, family-oriented restaurant with broader menu and daypart appeal, (iii) elevated customer service levels by recruiting more qualified managers and expanding the Company's training program, (iv) disposed of 371 under-performing restaurants,
(v) capitalized upon the Company's strong brand name recognition by initiating the sale of Friendly's unique line of packaged frozen desserts through retail locations and (vi) implemented a franchising strategy to extend profitably the Friendly's brand without the substantial capital required to build new restaurants. The Company has expanded its franchise operations through sales of existing restaurants, which included development agreements, in under-penetrated markets.

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

    RESTAURANT RE-IMAGING. The Company substantially completed the re-imaging of nine restaurants in 2001 at a cost of approximately $156,000 per restaurant (not including costs related to development of the prototype). In addition, one new exterior project with an interior redecoration at a cost of approximately $91,000 was completed in 2001. The Company expects to complete the re-imaging of 50 restaurants at an estimated cost of $112,000 per project during 2002.

    NEW RESTAURANT CONVERSION AND CONSTRUCTION. The Company constructed one new restaurant in 2001 at a cost of approximately $854,000, excluding land and pre-opening expenses. The Company does not expect to convert or construct any new buildings in 2002.

    SEATING CAPACITY EXPANSION PROGRAM. Beginning with the TRC Acquisition through December 30, 2001, the Company has expanded seating capacity at 34 restaurants by approximately 50 seats on average per unit at an average cost of $294,000 per restaurant. The cost of a building expansion typically includes adding 50 seats per restaurant, relocating certain equipment, redecorating the interior, changing the exterior package and increasing parking capacity where necessary and available. There were no Company expansion projects completed during 2001. The Company plans to complete one expansion in 2002.

    INSTALLATION OF RESTAURANT AUTOMATION SYSTEMS. Beginning with the TRC Acquisition through December 30, 2001, the Company has installed touch-screen point of sale ("POS") register systems in all Company-owned restaurants and franchised locations. The majority of these systems were installed at an average cost of $30,000 per restaurant, although complete systems have recently averaged $28,000. In addition, a limited system is now being deployed in the older, smaller buildings at an average cost of $17,000. These POS register systems are designed to improve revenue realization; food cost management and labor scheduling while increasing the speed and accuracy of processing customer orders. There were no significant system upgrades or deployments in 2001.

    FRANCHISING PROGRAM

    The Company has initiated a franchising strategy to expand its restaurant presence in under-penetrated markets, accelerate restaurant growth in new markets, increase marketing and distribution efficiencies and preempt competition by acquiring restaurant locations in the Company's targeted markets. The Company's wholly-owned subsidiary, Friendly's Restaurants Franchise, Inc. ("FRFI") commenced operations in 1996 for the purpose of franchising various restaurant concepts. Since it began operations, FRFI has developed and now offers a franchise program for Friendly's restaurants. The Company generally seeks franchisees that have related business experience, capital adequacy to build-out the Friendly's concept and no other operations which have directly competitive restaurant or food concepts. As part of the development of its franchise business, the Company also sells existing Company-owned restaurants, known as "re-franchising." In addition to certain development and other fees, Friendly's receives (i) a royalty based on franchised restaurant revenues and
(ii) revenues and earnings from the sale of Friendly's frozen desserts and other products.

    On September 14, 2001, the Company entered into an agreement granting Revere Restaurant Group, Inc. ("Revere") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in designated areas within Lehigh and Northampton counties, Pennsylvania (the "Revere Agreement"). Pursuant to the Revere Agreement, Revere purchased certain assets and rights in six existing Friendly's restaurants and committed to open an additional four restaurants over the next seven years. The president of Revere is a former employee of the Company. Gross proceeds from the sale were approximately $3,400,000 of which approximately $200,000 was for franchise fees for the initial six restaurants. The $200,000 was recorded as revenue in the year ended December 30, 2001. The Company also recognized a gain of approximately $300,000 related to the sale of the assets for the six locations in the year ended December 30, 2001.

    On April 13, 2001, the Company entered into an agreement granting J&B Restaurants Partners of Long Island Holding Co., LLC and its subsidiaries ("J&B") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in the franchising regions of Nassau and Suffolk Counties in Long Island, New York (the "J&B Agreement"). Pursuant to the J&B Agreement, J&B purchased certain assets and rights in 31 existing Friendly's restaurants and committed to open an additional 29 restaurants over the next
12 years. Gross proceeds from the sale were approximately $19,950,000, of which approximately $4,250,000 was received in a note and $940,000 was for franchise fees for the initial 31 restaurants. The $940,000 was recorded as revenue in the year ended December 30, 2001. The Company recognized a gain of approximately $4,300,000 related to the sale of the assets for the 31 locations in the year ended December 30, 2001. The cash proceeds were used to prepay approximately $4,711,000 on the term loans with the remaining balance being applied to the revolving credit facility, in each case under the Old Credit Facility. The 5-year note receivable bears interest at an annual rate of 11% using a 20-year amortization schedule. Payments are due monthly through the first five years with a balloon payment due at the end of five years. The Company also sold certain assets and rights in two other restaurants to an additional franchisee resulting in a loss of $16,000.

    On January 19, 2000, the Company entered into an agreement granting Kessler Family LLC ("Kessler") non-exclusive rights to operate and develop Friendly's full-service restaurants in the franchising region of Rochester, Buffalo and Syracuse, New York (the "Kessler Agreement"). Pursuant to the Kessler Agreement, Kessler purchased certain assets and rights in 29 existing Friendly's restaurants and committed to open an additional 15 restaurants over the next seven years. Gross proceeds from the sale were approximately $13,300,000 of which $735,000 was for franchise fees for the initial 29 restaurants. The $735,000 was recorded as revenue in the year ended December 31, 2000. The Company recognized a gain of approximately $1,400,000 related to the sale of the assets for the 29 locations in the year ended December 31, 2000. The Company also sold certain assets and rights in six other restaurants to two additional franchisees resulting in a gain of $687,000.

    On October 2, 2000, the Company entered into an agreement granting Kessler non-exclusive rights to operate and develop Friendly's full-service restaurants in the franchising region of Elmira, Binghamton, Utica and Watertown, New York (the "Second Kessler Agreement"). Pursuant to the Second Kessler Agreement, Kessler purchased certain assets and rights in 12 existing Friendly's restaurants and has an option to open an additional eight restaurants over the next six years. Gross proceeds from the sale were approximately $8,100,000, of which $370,000 was for franchise fees for the initial 12 restaurants. The $370,000 was recorded as revenue in the year ended December 31, 2000. The Company recognized a gain of approximately $3,600,000 related to the sale of the assets for the 12 locations in the year ended December 31, 2000. During the year ended December 30, 2001, the Company recognized an additional gain of approximately $200,000 since the estimates for remaining closing costs exceeded actual payments.

    In 2000, the Company and its first franchisee, Davco Restaurants, Inc. ("Davco"), agreed to terminate Davco's rights as the exclusive developer of new Friendly's restaurants in Maryland, Delaware, the District of Columbia and northern Virginia, effective December 28, 2000. Accordingly, the deferred development fees of $1,029,000 were recorded as revenue in 2000. Additionally, Davco has the right to close up to 16 existing franchised locations and will operate the remaining 32 locations under their respective existing franchise agreements until such time as a new franchisee is found for those locations. The existing franchise agreements for the 32 locations were modified as of December 29, 2001 to allow early termination subject to liquidated damages, as defined, on 22 of the 32 franchise agreements. Effective August 6, 2001, Davco transferred its rights to three franchised locations to a third party. Davco closed two units during the year ended December 30, 2001.

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

    RESTAURANT CARRYOUT OPERATIONS

    Through dedicated carryout areas, Friendly's restaurants offer the Company's full line of frozen desserts, including soft serve ice cream products introduced in 1999, and certain of its food menu items. Reserved parking is available at many of the Company's freestanding restaurants to facilitate quick carryout service. Approximately 14% of the Company's average freestanding restaurant revenues are derived from its carryout business with a significant portion of these sales occurring during the afternoon and evening snack periods. In addition, approximately 3.0% of revenues come from sales of packaged frozen desserts in display cases within its restaurants.

    RETAIL (PACKAGED GOODS) SALES

    In 1989, the Company extended its premium packaged frozen dessert line from its restaurants into retail locations. The Company offers a branded product line that includes approximately 60 half-gallon varieties featuring premium ice cream shop flavors and unique sundae combinations, frozen yogurt, low fat ice cream and sherbet. Specialty flavors include Royal Banana Split, Cappuccino Dream-Registered Trademark- and Caramel Fudge Nut Blast-TM-. Proprietary products include the Jubilee Roll-Registered Trademark-, Wattamelon Roll-Registered Trademark- and Friendly's branded ice cream cakes and pies. The Company also licenses from Hershey the right to feature certain candy brands including Almond Joy-Registered Trademark-, Mr. Goodbar-Registered Trademark-, Reese's Pieces-Registered Trademark-, Reese's-Registered Trademark- Peanut Butter Cups and York-Registered Trademark- Peppermint Patties on packaged sundae cups.

    The Company focuses its marketing and distribution efforts in areas where it has high restaurant penetration and consumer awareness. During the initial expansion of its retail business in 1989 and 1990, Albany, Boston and Hartford/Springfield were primary markets of opportunity. The Company added the New York and Philadelphia markets to its retail distribution efforts in 1992 and 1993. Subsequently, distribution was expanded into the Ohio, Pittsburgh, Baltimore/Washington and Richmond markets.

    The Company expects to continue building its retail business in its current retail markets. In these markets, the Company intends to increase shelf space with existing accounts and add new accounts by (i) capitalizing on its integrated restaurant and retail consumer advertising and promotion programs,
(ii) continuing new product introductions and (iii) improving trade merchandising initiatives. Additionally, the Company expects to continue to selectively enter new markets where its brand awareness is high according to market surveys.

    The Company has developed a broker/distributor network designed to protect product quality through proper product handling and to enhance the merchandising of the Company's frozen desserts. The Company's experienced sales force manages this network to serve specific retailer needs on a market-by-market basis.

    MARKETING

    The Company's overall marketing strategy is to build on the equity of the brand so as to maximize and leverage its 66-year heritage and "touch" what consumers emotionally feel about Friendly's.

    The Company's marketing objectives are to increase its share of visits from heavy casual and family dining users and to build top-of-mind awareness of Friendly's advertising and the Friendly's brand. Friendly's advertising builds on the past emotive connections and experiences of families and children with the brand to present current offers and new menu items. The Company's advertising, media, promotion and product strategies are focused against delivering on these objectives.

    Media is planned and purchased on a market-by-market basis to maximize the efficiencies and opportunities in each market. The Company's primary advertising medium is spot television in Friendly's major markets with radio used in the secondary markets or as a frequency builder for special events. Media advertising is focused against the higher consumption months (March through December) with the highest levels during the summer period. The Company uses targeted local restaurant marketing programs to meet its marketing objectives in those markets where penetration does not allow for broadcast media advertising.

    The Company believes that its integrated restaurant and retail (supermarket) marketing efforts provide significant support for the development of its retail business. Specifically, the retail business benefits from the overall awareness of the Friendly's brand generated by the ongoing restaurant advertising program. This combined with the use of a common advertising campaign for both restaurant and retail communications delivers a significantly higher level of consumer exposure and usage compared to the Company's packaged frozen dessert competitors, which have only retail distribution. In turn, sales of the Company's frozen dessert products through more than 3,500 retail locations provides additional consumer awareness which management believes benefit the restaurants. Advertising and promotion expenditures were approximately
$19.7 million for 2001.

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

    MANUFACTURING

    As of December 30, 2001, the Company produced most of its frozen desserts in its Wilbraham, MA Company-owned manufacturing plant, which employed a total of approximately 230 people. During 2001, the Wilbraham plant operated at an average capacity of 79%, attaining 93% capacity for the months of June through August, and produced (i) over 15.9 million gallons of ice cream, sherbets and yogurt in bulk and half-gallons, (ii) 6.7 million sundae cups,
(iii) 1.7 million frozen dessert rolls, pies and cakes and (iv) 1.1 million gallons of fountain syrups and toppings. The quality of the Company's products is important both to sustain Friendly's image and to enable the Company to satisfy customer expectations. Wherever possible, the Company "engineers in" quality by installing modern processes such as computerized mix-making equipment and monitoring devices to ensure all storage tanks and rooms are kept at proper temperatures for maximum quality.

    PURCHASING AND DISTRIBUTION

    The primary raw materials for the manufacture of the Company's frozen desserts are dairy components and sweeteners. The Company's purchasing department procures other food products such as coffee, beef, pork and poultry in large quantities and uses commodity option contracts to hedge its positions on many of the agricultural commodities. Additionally, the Company will forward-contract where appropriate for as long as two-year periods of time. Since not all of the Company's purchases are hedgeable or have adequate open interest to fully hedge the Company's needs, sudden price increases will pose substantial price risks, such as that which occurred in 1998 to the price of cream, which could have a material adverse affect on the Company in the future.

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

    The Company owns one distribution center and leases two others. The Company opened a new distribution facility in May 1999 in York, PA under an operating lease. The Company distributes most product lines to its restaurants, and its packaged frozen desserts to its retail customers, from warehouses in Chicopee and Wilbraham, MA and York, PA with a combined non-union workforce of approximately 200 employees. The Company's private truck fleet delivers most of the product lines required to 97% of the restaurants. During 2000 the Company contracted with a third party distributor to provide distribution services to restaurants located in the Florida market. Since May 1999, the Company has extended its distribution product lines to also include fresh produce and dairy items. The Company is currently distributing produce and dairy products to approximately 52% of its restaurants. The Chicopee, Wilbraham and York warehouses encompass approximately 60,000, 109,000 and 86,000 square feet, respectively. The Company believes that these distribution facilities operate at or above industry standards with respect to timeliness and accuracy of deliveries.

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

    HUMAN RESOURCES AND TRAINING

    The average Friendly's restaurant employs between two and four management team members, which may include one General Manager, one Assistant Manager, one Guest Service Supervisor and one General Manager Candidate. The General Manager is directly responsible for day-to-day operations. General Managers report to a District Manager who typically has responsibility for an average of seven to eight restaurants. District Managers report to a Regional Director who typically has responsibility for approximately 50 to 60 restaurants. Regional Directors report to the Senior Vice President, Restaurant Operations who oversees all Company and franchise restaurants.

    The average Friendly's restaurant is staffed with four to 28 employees per shift, including the salaried restaurant management. Shift staffing levels vary by sales volume level, building configuration and time of day. The average restaurant typically utilized approximately 40,000 hourly-wage labor hours in 2001 in addition to salaried management.

    EMPLOYEES

    The total number of employees at the Company varies between 15,000 and 18,000 depending on the season of the year. As of December 30, 2001, the Company employed approximately 15,000 employees, of which approximately 14,000 were employed in Friendly's restaurants (including approximately 70 in field management), approximately 350 were employed at the Company's manufacturing and two distribution facilities and approximately 300 were employed at the Company's corporate headquarters and other offices. None of the Company's employees is a party to a collective bargaining agreement.

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

    The Company's relationship with its current and potential franchisees is governed by the laws of the several states which regulate substantive aspects of the franchiser-franchisee relationship. Substantive state laws that regulate the franchiser-franchisee relationship presently exist or are being considered in a significant number of states, and bills may be introduced in Congress, which would provide for federal regulation of substantive aspects of the franchiser-franchisee relationship. These current and proposed franchise relationship laws limit, among other things, the rights of a franchiser to approve the transfer of a franchise, the ability of a franchiser to terminate or refuse to renew a franchise and the ability of a franchiser to designate sources of supply.

    The Company's restaurant operations are also subject to federal and state laws governing such matters as wages, hours, working conditions, civil rights and eligibility to work. Some states have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at the Company's restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage at a federal and/or state level could increase labor costs at the Company's restaurants. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect the Company as well as the restaurant industry in general. The Company is also subject to the Americans with Disabilities Act of 1990 which, among other things, may require certain renovations to its restaurants to meet federally-mandated requirements. The cost of these renovations is not expected to be material to the Company.

    FORWARD LOOKING STATEMENTS

    Statements contained herein that are not historical facts constitute "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties which could cause results to differ materially from those anticipated. These factors include the Company's highly competitive business environment, exposure to commodity prices, risks associated with the foodservice industry, the ability to retain and attract new employees, government regulations, the Company's high geographic concentration in the Northeast and its attendant weather patterns, conditions needed to meet restaurant re-imaging, new opening and franchising targets and risks associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company's prospects in general are included in the Company's other filings with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

    The table below identifies the location of the 554 restaurants operating as of December 30, 2001.

                                                                      FRANCHISED RESTAURANTS
                                      COMPANY-OWNED/LEASED        ------------------------------
                                  -----------------------------      LEASED/          LEASED
                                  FREESTANDING       OTHER            OWNED       TO FRANCHISEES      TOTAL
             STATE                RESTAURANTS    RESTAURANTS(A)   BY FRANCHISEE      BY FICC       RESTAURANTS
--------------------------------  ------------   --------------   -------------   --------------   -----------
Connecticut.....................        37             10               --              --              47
Delaware........................        --             --                5               2               7
Florida.........................        12             --                2              --              14
Maine...........................        12             --               --              --              12
Maryland........................        --              1               20              11              32
Massachusetts...................        94             28                1               2             125
New Hampshire...................        12              4               --              --              16
New Jersey......................        35             11                9              --              55
New York........................        31             13               71               4             119
North Carolina..................        --             --                2              --               2
Ohio............................        21              1                1               2              25
Pennsylvania....................        38              9               15               1              63
Rhode Island....................         5             --               --              --               5
South Carolina..................        --             --                4              --               4
Tennessee.......................        --             --                1              --               1
Vermont.........................         9              1               --              --              10
Virginia........................         9             --                5               3              17
                                       ---             --              ---              --             ---
Total...........................       315             78              136              25             554
                                       ===             ==              ===              ==             ===

------------------------

(a) Includes primarily malls and strip centers.

    The 315 freestanding restaurants range in size from approximately 2,400 square feet to approximately 5,000 square feet. The 78 malls and strip center restaurants range in size from approximately 2,200 square feet to approximately 5,000 square feet. Of the 393 restaurants operated by the Company at December 30, 2001, the Company owned the buildings and the land for 114 restaurants, owned the buildings and leased the land for 97 restaurants and leased both the buildings and the land for 182 restaurants. The Company's leases generally provide for the payment of fixed monthly rentals and related occupancy costs (e.g., property taxes and insurance). Additionally, most mall and strip center leases require the payment of common area maintenance charges and incremental rent of between 3% and 6% of the restaurant's sales.

    In addition to the Company's restaurants, the Company owns (i) an approximately 260,000 square foot facility on 46 acres in Wilbraham, MA which houses the corporate headquarters, a manufacturing and distribution facility and a warehouse, (ii) approximately 13 acres of land in Troy, OH and (iii) an approximately 18,000 square foot restaurant construction and maintenance service facility located in Wilbraham, MA. The Company leases (i) an approximately 60,000 square foot distribution facility in Chicopee, MA, (ii) an approximately 86,000 square foot distribution and office facility in York, PA, (iii) an approximately 40,000 square foot facility in Ludlow, MA and (iv) on a short-term basis, space for its division and regional offices, its training and development center and other support facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    None

                               EXECUTIVE OFFICERS

    The executive officers of the Company and their respective ages and positions with the Company are as follows:

    DONALD N. SMITH, 61, has been Chairman and Chief Executive Officer of the Company since September 1988. Mr. Smith also served as the Company's President from September 1988 to December 1998. Since 1986 Mr. Smith has been Chairman of the Board and Chief Executive Officer of The Restaurant Company and its predecessors, which owns and franchises a chain of mid-scale restaurants known as Perkins Restaurant and Bakery. Since 1998 he has also been the Chief Operating Officer of The Restaurant Company. Prior to joining The Restaurant Company, Mr. Smith was President and Chief Executive Officer for
Diversifoods, Inc. from 1983 to October 1985. From 1980 to 1983, Mr. Smith was Senior Vice President of PepsiCo., Inc. and was President of its Food Service Division. He was responsible for the operations of Pizza Hut Inc. and Taco Bell Corp., as well as North American Van Lines, Lee Way Motor Freight, Inc., PepsiCo Foods International and La Petite Boulangerie. Prior to 1980, Mr. Smith was President and Chief Executive Officer of Burger King Corporation and Senior Executive Vice President and Chief Operations Officer for McDonald's Corporation.

    JOHN L. CUTTER, 57, has been President and Chief Operating Officer since December 1998. Prior to joining the Company, Mr. Cutter served as Chief Operating Officer at Boston Chicken, Inc. from 1997 through October 1998. From 1993 through 1997, he served as Chief Executive Officer and President of Boston Chicken Golden Gate, LLC, a franchisee of Boston Chicken, Inc. From 1991 through 1993, Mr. Cutter held the position of President and Chief Operating Officer for Nanco Restaurants, Inc. Prior to 1991, Mr. Cutter held the position of Group President at Saga Corporation/American Restaurant Group, Inc.

    PAUL V. HOAGLAND, 49, has been Senior Vice President, Chief Financial Officer, Treasurer and Assistant Clerk since May 2001. Prior to joining the Company, Mr. Hoagland served as Executive Vice President and Chief Financial Officer with New England Restaurant Company, Inc. from 1992 to 2001. He also held a variety of executive positions with Burger King Corporation/Grand Metropolitan, including Vice President Finance--European Division and concluded his tenure with them as the

Operations Vice President for the Northeastern region. Mr. Hoagland began his career as a Controller for the I.T.T. Continental Baking Company.

    MICHAEL A. MAGLIOLI, 56, has been Senior Vice President, Restaurant Operations since January 2002. He served as Vice President, Restaurant Operations from March 2000 to December 2001. Mr. Maglioli has been employed in various capacities with the Company since 1968. Mr. Maglioli's duties have included Restaurant Manager, District Manager, Division Manager, Regional Director and Regional Vice President.

    ROBERT L. HOGAN, 58, has been Senior Vice President and Chief Marketing Officer since October 2000. Prior to joining the Company, Mr. Hogan served as Vice President--Marketing/Strategic Planning for New England Restaurant Company, Inc. from March 1999 through November 2000. From 1996 to 1999, he served as Vice President, Marketing for the Phoenix Restaurant Group, Inc., the owner and franchiser of the national Black-eyed Pea casual dining chain. From 1987 to 1996, Mr. Hogan functioned as the President of Pizza and Pipes Restaurants.

    GARRETT J. ULRICH, 51, has been Vice President, Human Resources since September 1991. Prior to joining the Company, Mr. Ulrich held the position of Vice President, Human Resources for Dun & Bradstreet Information Services, North America from 1988 to 1991. From 1978 to 1988, Mr. Ulrich held various Human Resource executive and managerial positions at Pepsi Cola Company, a division of PepsiCo.

    ALLAN J. OKSCIN, 50, has been Corporate Controller since 1989 and has been employed in various capacities with the Company since 1977. Mr. Okscin's duties have included Assistant Controller and several managerial positions in Financial Reporting, Financial Services and Internal Auditing. Mr. Okscin is a certified public accountant.

    AARON B. PARKER, 44, has been Vice President, General Counsel and Clerk since October 2001. He served as Associate General Counsel and Clerk of the Company from August 1997 to November 2001. He also served as Associate General Counsel and Assistant Clerk of the Company from 1989 to 1997, as well as the Company's Managing Director of International Business from 1994 to 1996.
Mr. Parker served as Special Counsel to TRC from 1986 to 1996. Mr. Parker served as Associate General Counsel of TRC and its predecessors from 1986 through 1988. Prior to joining TRC, Mr. Parker was in private practice with the law firm of Wildman, Harrold, Allen, Dixon & McDonnell.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    On January 3, 2000, the Company was notified by The Nasdaq-Amex Group, a NASD Company, that the Company's shares, which were traded on the NASDAQ National Market, had failed to maintain a minimum bid price of $5.00 per share or greater for 30 consecutive trading days as required under NASDAQ rules. Since the Company's shares listed on NASDAQ did not trade at $5.00 or above for at least ten consecutive trading days before April 3, 2000, the Company's shares were de-listed from NASDAQ. Effective June 8, 2000, the Company's Common Stock began trading on the American Stock Exchange (AMEX) under the symbol "FRN". The following table sets forth the closing high and low sale price per share of the Company's Common Stock for the years ended December 30, 2001 and December 31, 2000, respectively:

                          MARKET PRICE OF COMMON STOCK

                                                                HIGH       LOW
                                                              --------   --------
2001
------------------------------------------------------------
First Quarter...............................................   $3.38      $1.60
Second Quarter..............................................    2.75       1.60
Third Quarter...............................................    3.44       2.37
Fourth Quarter..............................................    5.15       2.30

2000
------------------------------------------------------------
First Quarter...............................................   $4.88      $3.00
Second Quarter..............................................    5.25       3.75
Third Quarter...............................................    5.00       3.63
Fourth Quarter..............................................    3.94       1.75

    The number of shareholders of record of the Company's Common Stock as of February 1, 2002 was 524.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

    The following table sets forth selected consolidated historical financial information of FICC and its subsidiaries, which has been derived from the Company's audited Consolidated Financial Statements for each of the five most recent years ended December 30, 2001. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the basis of the presentation and significant accounting policies of the consolidated historical financial information set forth below. No dividends were declared or paid for any period presented.

                                                                 FISCAL YEAR(A)
                                              ----------------------------------------------------
                                                2001       2000       1999       1998       1997
(IN THOUSANDS, EXCEPT PER SHARE DATA)         --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Restaurant...............................   $447,953   $508,976   $618,433   $595,308   $593,671
  Foodservice..............................    104,746     81,172     62,421     55,533     51,767
  Franchise................................      9,174      8,710      4,967      3,769      2,375
  International............................         --         --         23        301      1,247
                                              --------   --------   --------   --------   --------
Total revenues.............................    561,873    598,858    685,844    654,911    649,060
                                              --------   --------   --------   --------   --------
Costs and expenses:
  Cost of sales............................    197,846    196,181    206,293    204,786    197,332
  Labor and benefits.......................    157,312    187,641    228,492    211,581    208,364
  Operating expenses.......................    115,822    121,951    142,097    131,011    130,788
  General and administrative expenses
    (b)....................................     36,312     41,233     46,413     44,965     50,584
  Restructuring expenses, net (c)..........        636     12,056         --         --         --
  Expenses associated with
    Recapitalization (d)...................         --         --         --         --        718
  Relocation of manufacturing and
    distribution facility (e)..............         --         --      1,175        945         --
  Write-downs of property and equipment
    (c, f).................................        800     20,834      1,913      1,132        770
  Depreciation and amortization............     29,027     30,750     34,989     33,449     31,692
Gain on franchise sales of restaurant
  operations and properties (g)............     (4,591)    (5,307)    (2,574)    (1,005)    (2,283)
Gain on sales of other property and
  equipment, net...........................     (2,021)    (5,507)      (534)      (193)        --
                                              --------   --------   --------   --------   --------
Operating income (loss)....................     30,730       (974)    27,580     28,240     31,095
Interest expense, net (h)..................     27,310     31,053     33,694     31,838     39,303
(Recovery of write-down of) write-down of
  and equity in net loss of joint venture
  (i)......................................         --         --       (896)     4,828      1,530
                                              --------   --------   --------   --------   --------
Income (loss) before (provision for)
  benefit from income taxes, extraordinary
  item and cumulative effect of changes in
  accounting principles....................      3,420    (32,027)    (5,218)    (8,426)    (9,738)
(Provision for) benefit from income
  taxes....................................       (300)    21,221      5,937      3,455      3,993
                                              --------   --------   --------   --------   --------
Income (loss) before extraordinary item and
  cumulative effect of changes in
  accounting principles....................      3,120    (10,806)       719     (4,971)    (5,745)
Extraordinary item, net of income tax
  effect (j)...............................        547         --         --         --         --
Cumulative effect of changes in accounting
  principles, net of income tax effect
  (k)......................................         --         --       (319)        --      2,236
                                              --------   --------   --------   --------   --------
Net income (loss)..........................   $  3,667   $(10,806)  $    400   $ (4,971)  $ (3,509)
                                              ========   ========   ========   ========   ========

                                                                FISCAL YEAR(A)
                                             ----------------------------------------------------
                                               2001       2000       1999       1998       1997
                                             --------   --------   --------   --------   --------
Basic and diluted income (loss) per share:
  Income (loss) before extraordinary item
    and cumulative effect of changes in
    accounting principles..................  $   0.43   $  (1.45)  $   0.09   $  (0.67)  $  (1.86)
  Extraordinary item, net of income tax
    effect.................................      0.07         --         --         --         --
  Cumulative effect of changes in
    accounting principles, net of income
    tax effect.............................        --         --      (0.04)        --       0.72
                                             --------   --------   --------   --------   --------
  Net income (loss)........................  $   0.50   $  (1.45)  $   0.05   $  (0.67)  $  (1.14)
                                             ========   ========   ========   ========   ========
Other Data:
EBITDA (1).................................  $ 60,855   $ 51,137   $ 65,045   $ 63,543   $ 72,363
Net cash provided by (used in) operating
  activities...............................    15,472     (2,961)    34,551     32,865     22,118
Net cash provided by (used in) investing
  activities...............................    42,753     25,049    (22,775)   (48,320)   (23,437)
Net cash (used in) provided by financing
  activities...............................   (56,467)   (19,566)   (10,738)    11,405     (2,160)
Capital expenditures:
  Cash.....................................  $ 13,922   $ 18,773   $ 41,388   $ 51,172   $ 31,638
  Non-cash (m).............................        --      3,674         --        608      2,227
                                             --------   --------   --------   --------   --------
Total capital expenditures.................  $ 13,922   $ 22,447   $ 41,388   $ 51,780   $ 33,865
                                             ========   ========   ========   ========   ========

                                    DECEMBER 30,   DECEMBER 31,   JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                        2001           2000          2000          1998           1997
                                    ------------   ------------   ----------   ------------   ------------
BALANCE SHEET DATA:
Working capital deficit...........    $(19,359)      $(35,429)     $(47,824)     $(30,657)      $(15,791)
Total assets......................    $252,562       $297,686      $356,370      $374,548       $371,871
Total long-term debt and capital
  lease obligations, excluding
  current maturities..............    $239,064       $283,658      $300,345      $320,806       $310,425
Total stockholders' deficit.......    $(96,014)      $(99,983)     $(89,705)     $(90,601)      $(86,361)

------------------------

(a) 1999 included 53 weeks of operations. All other years presented included 52 weeks of operations.

(b) General and administrative expenses included stock compensation expense of $298, $527, $563, $722 and $8,407 for 2001, 2000, 1999, 1998 and 1997,
    respectively.

(c) In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12,100 for severance, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17,000 in the year ended December 31, 2000. The Company reduced the restructuring reserve by $1,900 during the year ended December 30, 2001 since the reserve exceeded estimated remaining payments.

    On October 10, 2001, the Company eliminated approximately 70 positions at corporate headquarters. In addition, approximately 30 positions in the restaurant construction and fabrication areas were eliminated by December 30, 2001. The purpose of the reduction was to streamline functions and reduce redundancy amongst its business segments. As a result of the elimination of the positions and the outsourcing of certain functions, the Company reported a pre-tax restructuring charge of approximately $2,536 for severance, rent and unusable construction supplies in the year ended December 30, 2001.

(d) Included payroll taxes associated with stock compensation discussed in
    (b) and the write-off of deferred financing costs as a result of the Recapitalization in 1997.

(e) Costs associated with the relocation of manufacturing and distribution operations from Troy, OH to Wilbraham, MA and York, PA.

(f) In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. The Company determined that the carrying values of certain of these properties exceeded their estimated fair values less costs to sell. Accordingly, the carrying values of 69 of the 81 locations closed at the end of March 2000 were reduced by an aggregate of $7,800 and the carrying values of 64 of the 70 locations which were to be disposed of over the next
    24 months were reduced by an aggregate of $9,200. In addition to these properties, it was determined during 2000 that the carrying values of certain other properties exceeded their estimated fair values less costs to sell. The carrying values of these 12 properties were reduced by an aggregate of $2,700 and the carrying values of eight properties leased to Davco were reduced by $1,100. 1998 included a $220 write-down related to equipment as a result of the closing of the Company's United Kingdom operations. All other write-downs of property and equipment related to property and equipment to be disposed of in the normal course of the Company's operations.

(g) Net gains recorded in connection with sales of equipment, operating rights and properties to franchisees.

(h) Interest expense was net of capitalized interest of $93, $109, $397, $525 and $250 and interest income of $581, $219, $132, $278 and $338 for 2001,
    2000, 1999, 1998 and 1997, respectively.

(i) During 1999, the Company recovered approximately $827 of cash and $69 of equipment from its previous joint venture partner. 1998 included a $3,486 write-down of the investment in and advances to the joint venture to net realizable value based on the Company's decision to discontinue its direct investment in the joint venture. The Company's share of the joint venture's loss in 1998 and 1997 was $1,342 and $1,530, respectively.

(j) Extraordinary item, net represents the $4,300 gain on the repurchase of Senior Notes net of (i) $2,900 of deferred financing costs which were expensed as a result of the repayment of Tranche A of the term loans in July 2001 and the repayment of the Old Credit Facility and the repurchase of $21,300 of Senior Notes in December 2001, (ii) $500 of expenses associated with releasing mortgages, etc. in connection with the repayment of the Old Credit Facility and (iii) $400 of income taxes.

(k) Related to a change in accounting principle for pre-opening costs in 1999 and a change in accounting principle for pensions in 1997.

(l) EBITDA represents net income (loss) before (i) extraordinary item, net of income tax effect, (ii) cumulative effect of changes in accounting principles, net of income tax effect, (iii) (provision for) benefit from income taxes, (iv) (recovery of write-down of) write-down of and equity in net loss of joint venture, (v) interest expense, net, (vi) depreciation and amortization, (vii) write-downs of property and equipment and (viii) other non-cash items. The Company has included information concerning EBITDA in this Form 10-K because it believes that such information is used by certain investors as one measure of a Company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings from operations or other traditional indications of a Company's operating performance.

(m) Non-cash capital expenditures represent the cost of assets acquired through the incurrence of capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE HEREIN.

    OVERVIEW

    Friendly's owns and operates 393 restaurants, franchises 161 full-service restaurants and six non-traditional units and manufactures a full line of frozen desserts distributed through more than 3,500 supermarkets and other retail locations in 17 states. The Company was publicly held from 1968 until January 1979, at which time it was acquired by Hershey Foods Corporation ("Hershey"). Under Hershey's ownership, the number of Company restaurants increased from 601 to 849. Hershey subsequently sold the Company in September 1988 to The Restaurant Company ("TRC") in a highly-leveraged transaction (the "TRC Acquisition").

    Following is a summary of the Company-owned and franchised units:

                              FOR THE THREE MONTHS ENDED        FOR THE YEAR ENDED
                              ---------------------------   ---------------------------
                              DECEMBER 30,   DECEMBER 31,   DECEMBER 30,   DECEMBER 31,
                                  2001           2000           2001           2000
                              ------------   ------------   ------------   ------------
Company Units:
Beginning of period.........       394            471            449            618
Openings....................         1             --              1              2
Re-franchised closings......        (2)           (12)           (41)           (49)
Closings....................        --            (10)           (16)          (122)
                                   ---            ---            ---           ----
End of Period...............       393            449            393            449
                                   ===            ===            ===           ====

Franchised Units:
Beginning of period.........       166            114            127             69
Re-franchised openings......         2             12             41             49
Openings....................        --              4              4             17
Closings....................        (1)            (3)            (5)            (8)
                                   ---            ---            ---           ----
End of Period...............       167            127            167            127
                                   ===            ===            ===           ====

    Beginning in 1989, the new management focused on improving operating performance through revitalizing and renovating restaurants, upgrading and expanding the menu and improving management hiring, training, development and retention. Also in 1989, the Company introduced its signature frozen desserts into retail locations in the Northeast. Since the beginning of 1989, 47 new restaurants have been opened while 371 under-performing restaurants have been closed and 131 restaurants have been refranchised.

    The high leverage associated with the TRC Acquisition has severely impacted the liquidity and profitability of the Company. As of December 30, 2001, the Company had a stockholders' deficit of $96.0 million. Cumulative net interest expense of $514.3 million since the TRC Acquisition has significantly contributed to the deficit. The Company's net income in 2001 of $3.7 million included $27.3 million of interest expense, net. The degree to which the Company is leveraged could have important consequences, including the following:
(i) potential impairment of the Company's ability to obtain additional financing in the future; (ii) because borrowings under the Company's New Credit Facility and Mortgage Financing in part bear interest at floating rates, the Company could be adversely affected by any increase in prevailing rates; (iii) the Company is more leveraged than certain of its principal competitors, which may place the Company at a competitive disadvantage; and (iv) the

Company's substantial leverage may limit its ability to respond to changing business and economic conditions and make it more vulnerable to a downturn in general economic conditions.

    The Company's revenue, EBITDA and operating income have improved significantly since the TRC Acquisition. With the closing of 371 restaurants, average revenue per restaurant has increased 57% from $0.7 million in 1989 to $1.1 million in 2001. Foodservice operations manufactures frozen dessert products and distributes such manufactured products and purchased finished goods to both Company-owned and franchised restaurants. Additionally, it sells frozen dessert products to distributors and retail and institutional locations. Foodservice (franchise, retail and institutional) and franchise revenues have also increased from $1.4 million in 1989 to $113.9 million in 2001. EBITDA has increased 28.5% from $47.4 million in 1989 to $60.9 million in 2001. As a result of the closing of under-performing restaurants, the costs associated with the March 2000 restructuring, the growth of foodservice and other businesses and the commencement in July 1997 of the Company's franchising program, period-to-period comparisons may not be meaningful. Largely as a result of its high leverage and interest expense, the Company has reported net income (loss) of $3.7 million, ($10.8 million), $0.4 million, ($5.0 million) and ($3.5 million) for 2001, 2000,
1999, 1998 and 1997, respectively.

    The Company's revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of frozen desserts through retail and institutional locations and franchising.

    2001 COMPARED TO 2000

    REVENUES:

    Total revenues decreased $37.0 million, or 6.2%, to $561.9 million in 2001 from $598.9 million in 2000. Restaurant revenues decreased $61.0 million, or 12.0%, to $448.0 million in 2001 from $509.0 million in 2000. Restaurant revenues decreased by $72.2 million due to the closing of 138 under-performing restaurants and the re-franchising of 90 additional locations over the past
24 months. Closing of restaurants accounted for $29.9 million of the restaurant revenue decline and re-franchising reduced restaurant revenues by an additional $42.3 million. Partially offsetting this decrease was a 2.6% increase in comparable restaurant revenues from 2000 to 2001. Revenues from the two locations open less than one year were $0.9 million. Foodservice (product sales to franchisees, retail and institutional) and other revenues increased by $23.5 million, or 28.9%, to $104.7 million in 2001 from $81.2 million in 2000. The increase in the number of franchised units accounted for $13.0 million of the increase, sales to foodservice retail supermarket customers increased by $9.4 million and sales to outside distributors increased by $1.1 million. On May 1, 2001, foodservice decreased its ice cream pricing to all restaurants. This resulted in decreased foodservice revenues of 3.2% for the year ended December 30, 2001. Franchise revenue increased $0.5 million, or 5.7%, to
$9.2 million in 2001 compared to $8.7 million in 2000. The increase is largely the result of the difference in the number of franchised locations operating during both periods. There were 167 franchise units open at the end of 2001 compared to 127 franchise units open at the end of 2000.

    COST OF SALES:

    Cost of sales increased $1.7 million, or 0.8%, to $197.8 million in 2001 from $196.2 million in 2000. Cost of sales as a percentage of total revenues increased to 35.2% in 2001 from 32.8% in 2000. The higher food cost as a percentage of total revenue was partially due to a shift in sales mix from Company-owned restaurant sales to foodservice sales. Foodservice sales to franchisees and retail customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons. Additionally, the cost of cream, the principal ingredient used in making ice cream, was higher in 2001 when compared to 2000 and contributed to the rise in cost of sales as a percentage of total revenues, especially in foodservice's retail supermarket business. In May 2001, the Company raised prices to its retail customers, which decreased cost of sales as a percentage of revenues. For 2002, the Company believes that cream prices will be slightly higher than 2001. To minimize risk, alternative supply sources continue to be pursued.

    LABOR AND BENEFITS:

    Labor and benefits decreased $30.3 million, or 16.2%, to $157.3 million in 2001 from $187.6 million in 2000. Labor and benefits as a percentage of total revenues decreased to 28.0% in 2001 from 31.3% in 2000. The lower labor cost as a percentage of total revenue is partially the result of revenue increases derived from additional franchised locations and higher sales to foodservice retail supermarket customers, which do not have any associated restaurant labor and benefits. In addition, the closing of 138 under-performing Company-owned units over the past 24 months improved the relationship of restaurant labor and benefits to restaurant sales as well as to total revenues.

    OPERATING EXPENSES:

    Operating expenses decreased $6.2 million, or 5.0%, to $115.8 million in 2001 from $122.0 million in 2000. Operating expenses as a percentage of total revenues were 20.6% and 20.4% in 2001 and 2000, respectively. The increase as a percentage of total revenues resulted from higher costs for foodservice retail promotions and restaurant advertising in 2001 when compared to 2000.

    GENERAL AND ADMINISTRATIVE EXPENSES:

    General and administrative expenses were $36.3 million and $41.2 million in 2001 and 2000, respectively. General and administrative expenses as a percentage of total revenues decreased to 6.5% in 2001 from 6.9% in 2000. The decrease is primarily the result of the elimination of certain management and administrative positions associated with the Company's closing of 138 locations and the re-franchising of 90 locations over the past 24 months. In October 2001, the Company eliminated approximately 70 positions at corporate headquarters. In March 2000, the Company reduced certain management and administrative positions by approximately 80, announced the immediate closing of 81 restaurants and the planned closing of 70 additional restaurants and an on-going hiring freeze. In 2001, bonus expense increased $1.0 million when compared to 2000.

    EBITDA:

    As a result of the above, EBITDA (EBITDA represents net income (loss) before (i) extraordinary item, net of income tax effect, (ii) cumulative effect of change in accounting principle, net of income tax effect, (iii) (provision for) benefit from income taxes, (iv) (recovery of write-down of) write-down of and equity in net loss of joint venture, (v) interest expense, net,
(vi) depreciation and amortization, (vii) write-downs of property and equipment and (viii) other non-cash items) increased $9.8 million, or 19.2%, to $60.9 million for the year ended December 30, 2001 from $51.1 million for 2000. EBITDA as a percentage of total revenues was 10.8% and 8.5% for 2001 and 2000, respectively.

    RESTRUCTURING EXPENSES, NET:

    Restructuring expenses, net were $0.6 million and $12.1 million for the years ended December 30, 2001 and December 31, 2000, respectively. The 2000 restructuring costs are a result of the costs associated with the Company's decision to reorganize its restaurant field and headquarters organizations in conjunction with the closing of 81 under-performing restaurants and the planned closing of an additional 70 restaurants over the following 24 months. Included in these costs are severance, rent on closed units until lease termination, utilities and real estate taxes, demarking, lease termination, environmental and other miscellaneous costs. In 2001, the Company decided to continue to operate 25 of the 151 properties. The 2001 restructuring costs are the result of the costs associated with the Company eliminating approximately 100 corporate headquarters and construction positions.

The purpose of the reduction was to streamline functions and reduce redundancy amongst its business segments. The Company believes the outsourcing of such activities will be more cost effective in the future. Included in these costs are severance, rent on the facility used for construction and fabrication until lease termination, and other miscellaneous costs. The expense reported in 2001 includes $2.5 million associated with the elimination of headquarters and construction positions in 2001 partially offset by a $1.9 million reduction in the 2000 restructuring charge. The reduction of the 2000 charge in 2001 was the result of the reserve exceeding estimated remaining payments. The estimated reserve requirement is lower primarily due to earlier than anticipated lease terminations.

    WRITE-DOWNS OF PROPERTY AND EQUIPMENT:

    Write-downs of property and equipment were $0.8 million and $20.8 million in 2001 and 2000, respectively. The decrease in write-downs is primarily the result of the non-cash write-down of the 81 under-performing restaurants which were closed at the end of March 2000 and the non-cash write-down of the additional 70 restaurants which were to be closed over the following 24 months to their estimated net realizable value. During the year ended December 30, 2001, the Company made the decision to continue to operate 25 of the 70 properties that were to be closed over the following 24 months. Accordingly, the properties and related assets are no longer held for sale and the Company began depreciating the properties. As of December 30, 2001, there were 16 properties held for sale including one operating unit and 15 closed units, of which 14 relate to the March 2000 restructuring.

    DEPRECIATION AND AMORTIZATION:

    Depreciation and amortization decreased $1.7 million, or 5.6%, to $29.0 million in 2001 from $30.8 million in 2000. Depreciation and amortization as a percentage of total revenues was 5.2% and 5.1% in 2001 and 2000, respectively.

    GAIN ON FRANCHISE SALES OF RESTAURANT OPERATIONS AND PROPERTIES:

    Gain on franchise sales of restaurant operations and properties was $4.6 million and $5.3 million in 2001 and 2000, respectively. The Company recognized a gain of $4.3 million associated with the sale of 31 restaurants to a franchisee during the year ended December 30, 2001 as compared to the gain of $5.1 million associated with the sale of 41 restaurants to a franchisee during 2000. The Company also sold certain assets and rights in ten other restaurants to three additional franchisees during 2001 and eight other restaurants to three additional franchisees during 2000.

    GAIN ON SALES OF OTHER PROPERTY AND EQUIPMENT, NET:

    The gain on sales of other property and equipment, net was $2.0 million and $5.5 million in 2001 and 2000, respectively. The gain in 2001 primarily resulted from the sale of 24 closed locations during the year ended December 30, 2001 compared to the sale of 45 closed locations during the year ended December 31, 2000.

    INTEREST EXPENSE, NET:

    Interest expense, net of capitalized interest and interest income, decreased by $3.7 million, or 12.1%, to $27.3 million in 2001 from $31.1 million in 2000. The decrease is primarily impacted by the decrease in the average outstanding balance on the term loans in 2001 compared to 2000. Total outstanding debt, including capital lease obligations, was reduced from $298.8 million at December 31, 2000 to $242.0 million at December 30, 2001.

    (PROVISION FOR) BENEFIT FROM INCOME TAXES:

    The provision for income taxes was $0.3 million, an effective tax rate of 8.8%, in 2001 compared to a benefit from taxes of $21.2 million, or 66.0%, for 2000. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. The sales of the land and buildings to franchisees during 2000 favorably impacted the provision for income taxes as it triggered built-in gains, which allowed for a reduction in the valuation allowance on certain federal net operating loss carryforwards. In 2001, the provision for income taxes was favorably impacted by reductions in the valuation allowance on state net operating loss carryforwards and state tax credits that resulted from the Company's refinancing in December 2001.

    EXTRAORDINARY ITEM, NET OF INCOME TAXES:

    Extraordinary item, net represents the $4.3 million gain on the repurchase of Senior Notes net of (i) $2.9 million of deferred financing costs which were expensed as a result of the repayment of Tranche A of the term loans in July 2001 and the repayment of the Old Credit Facility and the repurchase of $21.3 million of Senior Notes in December 2001, (ii) $0.5 million of expenses associated with releasing mortgages, etc. in connection with the repayment of the Old Credit Facility and (iii) $0.4 million of income taxes.

    NET INCOME (LOSS):

    Net income was $3.7 million in 2001 compared to a net loss of $10.8 million in 2000 for the reasons discussed above.

    2000 COMPARED TO 1999

    REVENUES:

    Total revenues decreased $86.9 million, or 12.7%, to $598.9 million in 2000 from $685.8 million in 1999. Restaurant revenues decreased $109.4 million, or 17.7%, to $509.0 million in 2000 from $618.4 million in 1999. 1999 included a 53rd week of operations. The additional week contributed approximately
$12.5 million in total revenues for the restaurant and foodservice (franchise, retail and institutional) segments. Restaurant revenues decreased by $109.4 million largely due to the closing of 122 under-performing restaurants and the re-franchising of an additional 49 locations. Closing of restaurants accounted for $54.8 million of the restaurant revenue decline and re-franchising reduced restaurant revenues by an additional $41.0 million. A decrease of 3.3% in sales from comparable restaurants added to the decline. The largest decrease in sales from comparable restaurants occurred during the summer months. The summer of 1999 had several weeks of 90-degree temperatures whereas the summer of 2000 did not. In addition, the Company introduced soft serve ice cream in May 1999, which had a favorable impact on revenues in 1999. Partially offsetting these decreases in restaurant revenues was the added revenue of $6.4 million from restaurants open less than 18 months. Foodservice (product sales to franchisees, retail and institutional) revenues increased by $18.8 million, or 30.0%, to $81.2 million in 2000 from $62.4 million in 1999. The increase was primarily due to the increase in the number of franchise locations. Franchise revenues (royalties, fees and rent) increased $3.7 million or 74.0% to $8.7 million in 2000 from $5.0 million in 1999 due to the increase in the number of franchise locations. Included in the increase were approximately
$1.0 million of fees in 2000 associated with the termination of the Davco franchise development agreement. There were 127 franchise units (including non-traditional units) open at December 31, 2000 compared to 69 franchise units open at January 2, 2000.

    COST OF SALES:

    Cost of sales decreased $10.1 million, or 4.9%, to $196.2 million in 2000 from $206.3 million in 1999. Cost of sales as a percentage of total revenues increased to 32.8% in 2000 from 30.1% in 1999. The higher food cost as a percentage of total revenues was primarily due to a shift in sales mix from Company-owned restaurant sales to Foodservice sales. Foodservice sales to franchisees and retail customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons.

    LABOR AND BENEFITS:

    Labor and benefits decreased $40.9 million, or 17.9%, to $187.6 million in 2000 from $228.5 million in 1999. Labor and benefits as a percentage of total revenues was 31.3% for 2000 compared to 33.3% for 1999. The lower labor and benefits as a percentage of total revenues was primarily due to the increase in Foodservice sales to franchisees and retail customers, which do not have any associated restaurant labor and benefits. The closing of 122 lower volume restaurants in 2000 also resulted in a decline in restaurant labor as a percentage of total revenues. Partially offsetting the decreases were higher group insurance and workers' compensation insurance costs in 2000 compared to 1999.

    OPERATING EXPENSES:

    Operating expenses decreased $20.1 million, or 14.2%, to $122.0 million in 2000 from $142.1 million in 1999. The decline in the number of operating restaurants reduced restaurant expenses. The growth in Foodservice sales to franchisees also favorably impacted the comparison of operating expenses to revenues as increases in these revenues result in only minor increases in operating expenses. Partially offsetting the declines in restaurant operating expenses were increased costs in support of franchise operations. Selling expenses in support of retail supermarket sales were unchanged. Operating expenses as a percentage of total revenues decreased to 20.4% in 2000 from 20.7% in 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES:

    General and administrative expenses decreased $5.2 million, or 11.2%, to $41.2 million in 2000 from $46.4 million in 1999. General and administrative expenses as a percentage of total revenues increased to 6.9% in 2000 from 6.8% in 1999. The March 2000 reduction of certain management and administrative positions associated with the closing of 81 restaurants and the planned closing of 70 additional restaurants benefited 2000 costs when compared to the prior year. Bonus expense was also higher in 2000 when compared to 1999.

    EBITDA:

    As a result of the above, EBITDA decreased $13.9 million, or 21.4%, to $51.1 million in 2000 from $65.0 million in 1999. EBITDA as a percentage of total revenues decreased to 8.5% in 2000 from 9.5% in 1999.

    RESTRUCTURING EXPENSES, NET:

    Restructuring expenses, net were $12.1 million for 2000 as a result of the costs associated with the Company's decision in March 2000 to reorganize its restaurant field and headquarters organizations in conjunction with the closing of 81 under-performing restaurants and the planned closing of an additional 70 restaurants over the next 24 months. Included in these costs were severance, rent on closed restaurants until lease termination, utilities and real estate taxes, demarking, lease termination, environmental and other costs.

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

    WRITE-DOWNS OF PROPERTY AND EQUIPMENT:

    Write-downs of property and equipment increased $18.9 million to $20.8 million in 2000 from $1.9 million in 1999 as 153 properties were written down in 2000 and 19 properties were written down in 1999. The increase in write-downs is primarily the result of the non-cash write-down of 69 of the 81 under-performing restaurants, which were closed at the end of March 2000, and the non-cash write-down of 64 of the 70 additional restaurants to be closed, which were anticipated to close over a 24-month period. Of the 70 anticipated to close, 39 remained open at December 31, 2000.

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

    GAIN ON SALES OF OTHER PROPERTY AND EQUIPMENT, NET:

    The gain on sales of other property and equipment, net was $5.5 million and $0.5 million for 2000 and 1999, respectively. The increase is the result of the Company selling restaurant properties in 2000.

    INTEREST EXPENSE, NET:

    Interest expense, net of capitalized interest and interest income, decreased by $2.6 million, or 7.8%, to $31.1 million in 2000 from $33.7 million in 1999. The decrease in interest expense, net was primarily due to a reduction in the average outstanding debt during 2000. Total outstanding debt, including capital leases, was reduced by $16.9 million to $298.8 million at December 31, 2000 from $315.7 million at January 2, 2000 as proceeds from assets sales were applied to the Company's term loans.

    BENEFIT FROM INCOME TAXES:

    The benefit from income taxes was $21.2 million, an effective tax rate of 66%, in 2000 compared to $5.9 million, or 114%, in 1999. The effective tax rate is higher than the statutory rate due to the reversal of valuation allowance on certain net operating loss ("NOL") carryforwards due to the elimination of certain restrictions on the NOLs.

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

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by (used in) operating activities was $15.5 million, ($2.9) million and $34.6 million in 2001, 2000 and 1999, respectively. The increase in cash provided by operating activities during 2001 is primarily due to lower administrative costs due to a decrease in field management and headquarter salaries as a result of the 2000 restructuring, a reduction in the costs associated with the 2000 restructure properties as fewer restaurants were maintained during 2001 and less interest paid as a result of lower average outstanding debt balances during 2001.

    Accounts payable increased during 2001 by $0.4 million as compared to a decrease of $6.0 million during 2000 due to the timing of payments. Accrued expenses decreased by $1.5 million during 2001 primarily due to a change in the Company's vacation policy as compared to a $10.5 million decrease in accrued expenses during 2000. The decrease in 2000 was the result of a $3.0 million decrease in salaries and benefits accrued at December 31, 2000 directly related to the fewer number of restaurants and the decrease in headquarter salaries as a result of the 2000 restructuring, a $2.2 million decrease in unearned premiums in the Company's captive insurance company, a decrease in accrued food tax liability of $1.5 million due to fewer restaurants, a decrease in unearned franchise fees of $1.0 million as a result of the termination agreement with Davco, a decrease in accrued occupancy costs of $1.0 million as a direct result of the decrease in the number of operating restaurants from January 2, 2000 to December 31, 2000, a $0.9 million decrease in accrued costs for new restaurants as there were fewer restaurants being constructed in 2000 than in 1999 and a decrease in accrued interest of $0.5 million due to the reduction in the outstanding term loans as a result of the accelerated pay-downs from asset sales. Offsetting these decreases in 2000 was the establishment of the restructuring reserve and an increase of $2.5 million in Company general liability and workers' compensation insurance as a result of recent experience.

    Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent FICC's and its subsidiaries' debt instruments, if any, permit) are sources of cash. The amount of debt financing that FICC will be able to incur is limited by the terms of its New Credit Facility and Senior Notes.

    The Company requires capital principally to maintain existing restaurant and plant facilities, to continue to renovate and re-image existing restaurants, to convert restaurants, to construct new restaurants and for general corporate purposes. Since the TRC Acquisition and through December 30, 2001, the Company has spent $416.7 million on capital expenditures, including assets acquired under capital leases, of which $139.7 million was for the renovation of restaurants under its revitalization and re-imaging programs.

    Net cash provided by (used in) investing activities was $42.8 million in 2001, $25.0 million in 2000 and ($22.8 million) in 1999. Capital expenditures for restaurant operations, including assets acquired under capital leases, were approximately $10.8 million in 2001, $18.2 million in 2000 and $36.3 million in 1999. Capital expenditures were offset by proceeds from the sales of property and equipment of $56.7 million, $43.8 million and $17.5 million in 2001, 2000 and 1999, respectively.

    The Company had a working capital deficit of $19.4 million as of December 30, 2001. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable;
(ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

    In November 1997, the Company entered into a credit facility which included revolving credit loans, term loans and letters of credit (the "Old Credit Facility"). The Company had executed several amendments to the Old Credit Facility. The most recent amendment occurred on March 19, 2001. All of the then existing financial covenants were amended and a new financial covenant was added requiring minimum cumulative consolidated EBITDA, as defined, on a monthly basis. Additionally, interest rates on term loans, borrowings under the revolving credit facility and issued letters of credit increased 0.25% and an automatic increase in the interest rates occurred on August 2, 2001 of 0.25%. Also due to the March 19, 2001 amendment, the maturity dates of all obligations under the Old Credit Facility became November 15, 2002.

    In July 2001, Tranche A of the term loans was prepaid and extinguished. Accordingly, the Company wrote-off the related unamortized financing costs of $0.2 million, net of the related income tax benefit, which is included in extraordinary item, net of income taxes in the consolidated statement of operations for the year ended December 30, 2001.

    In December 2001, the Company successfully completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of the $64.5 million outstanding under the Old Credit Facility and the repurchase of approximately $21.3 million in Senior Notes with the proceeds from $55 million in long-term mortgage financing (the "Mortgage Financing") and a $33.7 million sale and leaseback transaction (the "Sale/Leaseback Financing"). In addition, FICC secured a new $30 million revolving credit facility of which up to $20 million is available to support letters of credit. The $30 million commitment less issued letters of credit is available for borrowing to provide working capital and for other corporate needs (the "New Credit Facility"). As of December 30, 2001, $15.4 million was available for additional borrowings under the New Credit Facility. In connection with the Refinancing Plan, the Company wrote off unamortized financing costs and incurred other direct expenses totaling $3.4 million ($2.0 million net of tax), which are included in extraordinary item, net of income taxes in the consolidated statement of operations for the year ended December 30, 2001. The refinancing has improved the Company's financial condition by reducing total debt by approximately
$30.8 million and by extending the average life of the Company's debt.

    Three new limited liability corporations ("LLCs") were organized in connection with the Mortgage Financing. Friendly Ice Cream Corporation is the sole member of each LLC. FICC sold 75 of its operating Friendly's restaurants to the LLCs in exchange for the proceeds from the Mortgage Financing. Promissory notes were issued for each of the 75 properties. Each LLC is a separate entity with separate creditors which will be entitled to be satisfied out of such LLC's assets. Each LLC is a borrower under the Mortgage Financing.

    The Mortgage Financing has a maturity date of January 1, 2022 and is amortized over 20 years. Interest on $10 million of the Mortgage Financing is variable and is the sum of the 30-day LIBOR rate in effect (1.87375% at December 30, 2001) plus 6% on an annual basis. Changes in the interest rate are calculated monthly with the monthly payment amount adjusted annually. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances which are reamortized over the remaining life of the mortgages. The remaining $45 million of the Mortgage Financing bears interest at a fixed annual rate of 10.16%. Each promissory note may be prepaid in full. The variable rate notes are subject to prepayment penalties during the first five years. The fixed rate notes may not be prepaid without the Company providing the note holders with a yield maintenance premium.

    The Mortgage Financing requires the Company to maintain a fixed charge coverage ratio, as defined, of at least 1.10 to 1 and each LLC to maintain a fixed charge coverage ratio, as defined, on an aggregate restaurant basis of at least 1.25 to 1.

    The New Credit Facility is secured by substantially all of the assets of FICC and two of its six subsidiaries, Friendly's Restaurants Franchise Inc. and Friendly's International Inc. These two subsidiaries also guaranty FICC's obligations under the New Credit Facility. The New Credit Facility expires on December 17, 2004. As of December 30, 2001, there were no revolving credit loans outstanding.

    The revolving credit loans bear interest at the Company's option at either
(a) the Base Rate plus the applicable margin as in effect from time to time (the "Base Rate") (7.25% at December 30, 2001) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the "Eurodollar Rate") (6.34% at December 30, 2001).

    As of December 30, 2001 and December 31, 2000, total letters of credit issued were approximately $14.6 million and $10.2 million, respectively. During the years ended December 30, 2001, December 31, 2000 and January 2, 2000, there were no drawings against the letters of credit.

    The New Credit Facility has an annual "clean-up" provision which obligates the Company to repay in full all revolving credit loans on or before September 30 (or, if September 30 is not a business day, as defined, then the next business day) of each year and maintain a zero balance on such revolving credit for at least 30 consecutive days, to include September 30, immediately following the date of such repayment.

    As of December 30, 2001 and December 31, 2000, the unused portion of the revolving credit commitments was $15.4 million and $9.8 million, respectively. The total average unused portions of the revolving credit commitments were $15.2 million for the period from January 1, 2001 through December 18, 2001, $15.4 million for the period from December 19, 2001 through December 30, 2001, $23.9 million and $23.4 million for the years ended December 31, 2000 and January 2, 2000, respectively.

    The New Credit Facility includes certain restrictive covenants including limitations on indebtedness, limitations on restricted payments such as dividends and stock repurchases and limitations on sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires the Company to comply with certain financial covenants.

    In connection with the 2001 Refinancing Plan, in December 2001, the Company entered into and accounted for the Sale/Leaseback Financing, which provided approximately $33,700,000 of proceeds to the Company. The Company sold 44 properties operating as Friendly's Restaurants and entered into a master lease with the buyer to lease the 44 properties for an initial term of 20 years under a triple net lease. There are four five-year renewal options and lease payments are subject to escalator provisions every five years based upon increases in the Consumer Price Index. The December 2001 agreement provided the Company the option to repurchase properties in certain default situations, as defined. In January 2002 the Company entered into an amended agreement for no consideration which eliminated the buy back provision. The amended agreement was effective December 19, 2001. In accordance with SFAS No. 66, "Accounting for Sales of Real Estate" and SFAS No. 98, "Accounting for Leases", the Company recognized losses of $428,000 on two properties which was included in gains on sales of other properties and equipment, net in the accompanying consolidated statement of operations for the year ended December 30, 2001. The gain of $11,377,000 on the remaining 42 properties was deferred and was included in other accrued expenses and other long-term liabilities in the accompanying consolidated balance sheet as of December 30, 2001. The deferred gain will be amortized in proportion to the rent charged to expense over the initial lease term.

    The $200 million Senior Notes issued in connection with the November 1997 Recapitalization (the "Senior Notes") are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC's Friendly's Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The Senior Notes mature on December 1, 2007. Interest on the Senior Notes is payable at 10.50% per annum semi-annually on June 1 and December 1 of each year. In connection with the Refinancing Plan, FICC repurchased approximately $21.3 million in aggregate principal amount of the Senior Notes for $17.0 million. The gain of $4.3 million ($2.5 million net of tax) was recorded as an extraordinary item in the consolidated statement of operations for the year ended December 30, 2001. The remaining Senior Notes are redeemable, in whole or in part, at FICC's option any time on or after December 1, 2002 at redemption prices from 105.25% to 100.00%, based on the redemption date.

    The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for 2002 are anticipated to be $16.0 million in the aggregate, of which $12.0 million is expected to be spent on restaurant operations. The Company's actual 2002 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the New Credit Facility will be sufficient to meet the Company's anticipated operating requirements, capital requirements and obligations associated with the restructuring.

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

    On April 13, 2001, the Company executed an agreement granting J&B Restaurants Partners of Long Island Holding Co., LLC and its subsidiaries ("J&B") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in the franchising regions of Nassau and Suffolk Counties in Long Island, New York (the "J&B Agreement"). Pursuant to the J&B Agreement, J&B purchased certain assets and rights in 31 existing Friendly's restaurants and committed to open an additional 29 restaurants over the next
12 years. The transaction price was approximately $20.0 million, of which approximately $4.3 million was received in a note. The cash proceeds were used to prepay approximately $4.7 million on the term loans with the remaining balance being applied to the revolving credit loans, in each case under the Old Credit Facility. The 5-year note bears interest at an annual rate of 11% using a 20-year amortization schedule. Payments are due monthly through the first five years with a balloon payment due at the end of five years.

    The following represents the contractual obligations and commercial commitments of the Company as of December 30, 2001 (in thousands):

                                                                   PAYMENTS DUE BY PERIOD
                                                        ---------------------------------------------
CONTRACTUAL OBLIGATIONS:                      TOTAL       2002     2003-2004   2005-2006   THEREAFTER
------------------------                     --------   --------   ---------   ---------   ----------
Long-Term Debt.............................  $233,865   $  1,068    $ 2,124     $ 2,605     $228,068
Capital Lease Obligations..................    12,239      2,616      2,940       1,817        4,866
Operating Leases...........................   155,444     16,589     29,661      23,794       85,400
Purchase Commitments.......................   104,356    104,356         --          --           --

                                                          AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
                                                        ---------------------------------------------
OTHER COMMERCIAL COMMITMENTS:                 TOTAL       2002     2003-2004   2005-2006   THEREAFTER
-----------------------------                --------   --------   ---------   ---------   ----------
Revolving Credit Facility..................  $ 15,373   $     --    $15,373     $    --     $     --
Letters of Credit..........................    14,627     14,627         --          --           --

    NET OPERATING LOSS CARRYFORWARDS

    As of December 30, 2001, the Company has federal net operating loss ("NOL") carryforwards of approximately $13.0 million. The NOLs expire, if unused, between 2010 and 2019. In addition, the NOL carryforwards are subject to adjustment upon review by the Internal Revenue Service.

    INFLATION

    The inflationary factors which have historically affected the Company's results of operations include increases in the costs of cream, sweeteners, purchased food, labor and other operating expenses. Approximately 14% of wages paid in the Company's restaurants are impacted by changes in the federal or state minimum hourly wage rate. Accordingly, changes in the federal or state minimum hourly wage rates directly affect the Company's labor cost. The Company is able to minimize the impact of inflation on occupancy costs by owning the underlying real estate for approximately 29% of its restaurants. The Company and the restaurant industry typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that the Company will be able to offset such inflationary cost increases in the future.

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

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules are effective for the Company on December 31, 2001. Management does not believe that the impact of adopting SFAS No. 144 will have a material effect on the Company's consolidated financial statements.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets. The new rules become effective on December 31, 2001. The impact of adopting SFAS No. 142 will not have any effect on the Company's consolidated financial statements and the Company will continue to amortize its license agreement related to certain trademarked products over the term of the license agreement.

    In April 2001, the FASB reached consensus on Emerging Issues Task Force ("EITF") Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF Issue No. 00-25 is effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable. EITF Issue
No. 00-25 requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs. As a result of EITF Issue No. 00-25, certain costs previously recorded as expense have been reclassified and offset against revenue. The Company adopted EITF Issue No. 00-25 on October 1, 2001. As a result, the Company recorded retail selling expenses of $1,856,000, $881,000 and $1,028,000 as reductions in retail revenue for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively. Revenues prior to the adoption date were reclassified to conform with the current presentation.

    In May 2000, the Emerging Issues Task Force issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," which provides guidance on the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company adopted EITF Issue No. 00-14 on July 3, 2000. As a result, in the prior years, the Company reclassified certain retail selling expenses against retail revenue, for periods prior to the adoption date, to conform with the current presentation.

    In 2001, the EITF codified and expanded its consensus opinions in EITF Issue No. 00-25 and EITF Issue No. 00-14, as well as aspects of EITF Issue No. 00-22, "Accounting for Points and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future," which are now all encompassed in EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF Issue No. 01-09 did not generally result in any changes to the effective dates of the previously reached consensus opinions.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivatives and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 established accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Since the Company's commodity option contracts do not meet the criteria for hedge accounting, changes in the value of the commodity option contracts are recognized in earnings. The cumulative effect upon adoption as of January 1, 2001 of approximately $77,000 was recorded as income in the accompanying consolidated statement of operations as cost of sales. It was not separately reported as a cumulative effect of change in accounting principle since the amount was not significant. Additionally, net losses of approximately $163,000 were recorded during the year ended December 30, 2001 related to the change in fair value. The fair market value of derivatives at December 30, 2001 was approximately $22,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    The Company has market risk exposure to interest rates on its fixed and variable rate debt obligations. The Company does not enter into contracts for trading purposes. The information below summarizes the Company's market risk associated with its debt obligations as of December 30, 2001. The table presents principal cash flows and related average interest rates by expected year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate monthly spot rate observations as of year-end. The Company believes that the carrying value of the Mortgage Financing as of December 30, 2001 approximated the fair value based on the proximity of the transaction to the Company's fiscal year end. The Company believes that the carrying value of the other debt as of December 30, 2001 approximated the fair value based on the terms of the obligation and the rates then currently available to FICC for similar obligations.

                           EXPECTED YEAR OF MATURITY
                                 (In thousands)

                                2002          2003          2004          2005       2006     THEREAFTER    TOTAL     FAIR VALUE
                              --------      --------      --------      --------   --------   ----------   --------   ----------
Liabilities:
Fixed Rate:
  Senior Notes..............   $  --         $  --         $  --         $  --      $   --     $178,727    $178,727    $175,081
  Fixed Interest Rate.......      --            --            --            --          --        10.50%      10.50%         --

  Mortgage loans............   $ 720         $ 797         $ 870         $ 977      $1,083     $ 40,553    $ 45,000    $ 45,000
  Fixed Interest Rate.......   10.16%        10.16%        10.16%        10.16%      10.16%       10.16%      10.16%         --

  Other Debt................   $ 138         $  --         $  --         $  --      $   --     $     --    $    138    $    138
  Fixed Interest Rate.......    8.25%           --            --            --          --           --        8.25%         --

Variable Rate:
  Mortgage loans............   $ 210         $ 220         $ 237         $ 261      $  284     $  8,788    $ 10,000    $ 10,000
  Average Interest Rates....    8.58%        10.68%        11.78%        12.24%      12.48%       12.63%      12.47%         --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    For a listing of consolidated financial statements which are included in this document see page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

    Information regarding directors and Section 16(a) Compliance is incorporated herein by reference from the Sections entitled "Proposal 1-Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement which will be filed no later than 120 days after December 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference from the Sections entitled "Proposal 1--Election of Directors--Director Compensation" and "Executive Compensation" of the Company's definitive proxy statement which will be filed no later than 120 days after December 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference from the Section entitled "Stock Ownership" of the Company's definitive proxy statement which will be filed no later than 120 days after December 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference from the Section entitled "Executive Compensation--Certain Relationships and Related Transactions" of the Company's definitive proxy statement which will be filed no later than 120 days after December 30, 2001.

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

(c)       Reports on Form 8-K:

          None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FRIENDLY ICE CREAM CORPORATION

                                                       By:  /s/ PAUL V. HOAGLAND
                                                            -----------------------------------------
                                                            Name: Paul V. Hoagland
                                                            Title:SENIOR VICE PRESIDENT, CHIEF
                                                            FINANCIAL OFFICER, TREASURER AND ASSISTANT
                                                                  CLERK

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                        NAME                                 TITLE (CAPACITY)              DATE
                        ----                                 ----------------              ----
                                                       Chairman of the Board and
                 /s/ DONALD N. SMITH                     Chief Executive Officer
     -------------------------------------------         (Principal Executive        February 14, 2002
                   Donald N. Smith                       Officer and Director)

                                                       Senior Vice President, Chief
                /s/ PAUL V. HOAGLAND                     Financial Officer,
     -------------------------------------------         Treasurer and Assistant     February 14, 2002
                  Paul V. Hoagland                       Clerk (Principal Financial
                                                         and Accounting Officer)

            /s/ CHARLES A. LEDSINGER, JR.
     -------------------------------------------       Director                      February 14, 2002
              Charles A. Ledsinger, Jr.

                 /s/ STEVEN L. EZZES
     -------------------------------------------       Director                      February 14, 2002
                   Steven L. Ezzes

                /s/ BURTON J. MANNING
     -------------------------------------------       Director                      February 14, 2002
                  Burton J. Manning

                 /s/ MICHAEL J. DALY
     -------------------------------------------       Director                      February 14, 2002
                   Michael J. Daly

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 30, 2001 and
    December 31, 2000.......................................    F-3
  Consolidated Statements of Operations for the Years Ended
    December 30, 2001, December 31, 2000 and January 2,
    2000....................................................    F-4
  Consolidated Statements of Changes in Stockholders'
    Deficit for the Years Ended December 30, 2001,
    December 31, 2000 and January 2, 2000...................    F-5
  Consolidated Statements of Cash Flows for the Years Ended
    December 30, 2001, December 31, 2000 and January 2,
    2000....................................................    F-6
Notes to Consolidated Financial Statements..................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Friendly Ice Cream Corporation:

    We have audited the accompanying consolidated balance sheets of Friendly Ice Cream Corporation (a Massachusetts corporation) and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Friendly Ice Cream Corporation and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States.

    As explained in Note 3 to the consolidated financial statements, effective December 28, 1998, the Company changed its method of accounting for restaurant pre-opening costs.

                                          /s/ ARTHUR ANDERSEN LLP
     ---------------------------------------------------------------------------
                                          ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 11, 2002

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 30,    DECEMBER 31,
                                                                  2001            2000
                                                              -------------   -------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  16,342       $  14,584
  Restricted cash...........................................           --           1,737
  Accounts receivable.......................................        9,969           6,157
  Inventories...............................................       12,987          11,570
  Deferred income taxes.....................................        7,659          10,395
  Prepaid expenses and other current assets.................        3,736           2,799
                                                                ---------       ---------
TOTAL CURRENT ASSETS........................................       50,693          47,242
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
  amortization..............................................      169,489         226,865
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated
  amortization of $9,077 and $11,142 at December 30, 2001
  and December 31, 2000, respectively.......................       21,208          21,529
OTHER ASSETS................................................       11,172           2,050
                                                                ---------       ---------
TOTAL ASSETS................................................    $ 252,562       $ 297,686
                                                                =========       =========

           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $   1,068       $  13,029
  Current maturities of capital lease and finance
    obligations.............................................        1,851           2,143
  Accounts payable..........................................       20,505          20,100
  Accrued salaries and benefits.............................        9,436          10,956
  Accrued interest payable..................................        1,543           3,515
  Insurance reserves........................................       13,333          13,095
  Restructuring reserve.....................................        3,056           5,571
  Other accrued expenses....................................       19,260          14,262
                                                                ---------       ---------
TOTAL CURRENT LIABILITIES...................................       70,052          82,671
                                                                ---------       ---------
DEFERRED INCOME TAXES.......................................       10,584          13,276
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current
  maturities................................................        6,267           8,223
LONG-TERM DEBT, less current maturities.....................      232,797         275,435
OTHER LONG-TERM LIABILITIES.................................       28,876          18,064
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value; authorized 50,000,000 shares at December 30, 2001 and December 31, 2000; 7,353,435
    and 7,393,857 shares issued and outstanding at
    December 30, 2001 and December 31, 2000,
    respectively............................................           74              74
  Preferred stock, $.01 par value; authorized 1,000,000
    shares at December 30, 2001 and December 31, 2000; no
    shares issued and outstanding at December 30, 2001 and
    December 31, 2000.......................................           --              --
  Additional paid-in capital................................      139,290         138,988
  Accumulated deficit.......................................     (235,378)       (239,045)
                                                                ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT.................................      (96,014)        (99,983)
                                                                ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.................    $ 252,562       $ 297,686
                                                                =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    FOR THE YEARS ENDED
                                                          ----------------------------------------
                                                          DECEMBER 30,   DECEMBER 31,   JANUARY 2,
                                                              2001           2000          2000
                                                          ------------   ------------   ----------
REVENUES................................................    $561,873       $598,858      $685,844
COSTS AND EXPENSES:
  Cost of sales.........................................     197,846        196,181       206,293
  Labor and benefits....................................     157,312        187,641       228,492
  Operating expenses....................................     115,822        121,951       142,097
  General and administrative expenses...................      36,312         41,233        46,413
  Restructuring expenses, net (Note 9)..................         636         12,056            --
  Relocation of manufacturing and distribution facility
    (Note 17)...........................................          --             --         1,175
  Write-downs of property and equipment (Note 5)........         800         20,834         1,913
  Depreciation and amortization.........................      29,027         30,750        34,989
Gain on franchise sales of restaurant operations and
  properties............................................      (4,591)        (5,307)       (2,574)
Gains on sales of other property and equipment, net.....      (2,021)        (5,507)         (534)
                                                            --------       --------      --------
OPERATING INCOME (LOSS).................................      30,730           (974)       27,580
Interest expense, net of capitalized interest of $93,
  $109 and $397 and interest income of $581, $219 and
  $132 for the years ended December 30, 2001,
  December 31, 2000 and January 2, 2000, respectively         27,310         31,053        33,694
Recovery of write-down of joint venture (Note 19).......          --             --          (896)
                                                            --------       --------      --------
INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME
  TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE........................       3,420        (32,027)       (5,218)
(Provision for) benefit from income taxes...............        (300)        21,221         5,937
                                                            --------       --------      --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE..............       3,120        (10,806)          719
Extraordinary item, net of income tax expense of $380
  (Note 20).............................................         547             --            --
Cumulative effect of change in accounting principle, net
  of income tax benefit of $222 (Note 3)................          --             --          (319)
                                                            --------       --------      --------
NET INCOME (LOSS).......................................    $  3,667       $(10,806)     $    400
                                                            ========       ========      ========
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
  Income (loss) before extraordinary item and cumulative
    effect of change in accounting principle............    $   0.43       $  (1.45)     $   0.09
  Extraordinary item, net of income tax expense.........        0.07             --            --
  Cumulative effect of change in accounting principle,
    net of income tax benefit...........................          --             --         (0.04)
                                                            --------       --------      --------
  Net income (loss).....................................    $   0.50       $  (1.45)     $   0.05
                                                            ========       ========      ========
WEIGHTED AVERAGE SHARES:
  Basic.................................................       7,363          7,429         7,491
                                                            ========       ========      ========
  Diluted...............................................       7,398          7,429         7,499
                                                            ========       ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                             (DOLLARS IN THOUSANDS)

                                                                                            ACCUMULATED
                                             COMMON STOCK       ADDITIONAL                     OTHER
                                         --------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE
                                          SHARES      AMOUNT     CAPITAL       DEFICIT        INCOME        TOTAL
                                         ---------   --------   ----------   -----------   -------------   --------
BALANCE, DECEMBER 27, 1998.............  7,461,600     $75       $137,896     $(228,639)        $ 67       $(90,601)
                                         ---------     ---       --------     ---------         ----       --------
Comprehensive income (loss):
  Net income...........................         --      --             --           400           --            400
  Translation adjustment...............         --      --             --            --          (67)           (67)
                                         ---------     ---       --------     ---------         ----       --------
Total comprehensive income (loss)......         --      --             --           400          (67)           333
Stock compensation expense.............     19,092      --            563            --           --            563
                                         ---------     ---       --------     ---------         ----       --------
BALANCE, JANUARY 2, 2000...............  7,480,692      75        138,459      (228,239)          --        (89,705)
Net loss and comprehensive loss........         --      --             --       (10,806)          --        (10,806)
Shares forfeited in connection with
  Restricted Stock Plan................    (86,835)     (1)             1            --           --             --
Stock compensation expense.............         --      --            528            --           --            528
                                         ---------     ---       --------     ---------         ----       --------
BALANCE, DECEMBER 31, 2000.............  7,393,857      74        138,988      (239,045)          --        (99,983)
Net income and comprehensive income....         --      --             --         3,667           --          3,667
Shares forfeited in connection with
  Restricted Stock Plan................    (41,422)     --             --            --           --             --
Stock options exercised................      1,000      --              4            --           --              4
Stock compensation expense.............         --      --            298            --           --            298
                                         ---------     ---       --------     ---------         ----       --------
BALANCE, DECEMBER 30, 2001.............  7,353,435     $74       $139,290     $(235,378)        $ --       $(96,014)
                                         =========     ===       ========     =========         ====       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                     FOR THE YEARS ENDED
                                                           ----------------------------------------
                                                           DECEMBER 30,   DECEMBER 31,   JANUARY 2,
                                                               2001           2000          2000
                                                           ------------   ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)........................................    $   3,667      $(10,806)    $     400
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Extraordinary item, net of income tax expense..........         (547)           --            --
  Cumulative effect of change in accounting principle,
    net of income tax benefit............................           --            --           319
  Stock compensation expense.............................          298           528           563
  Relocation of manufacturing and distribution
    facility.............................................           --            --         1,033
  Depreciation and amortization..........................       29,027        30,750        34,989
  Write-downs of property and equipment..................          800        20,834         1,913
  Deferred income tax benefit............................         (336)      (21,209)       (5,815)
  Gain on asset retirements and sales....................       (6,184)       (7,785)       (1,974)
  Recovery of write-down of joint venture................           --            --           (69)
  Changes in operating assets and liabilities:
    Accounts receivable..................................       (3,308)       (2,234)        1,642
    Inventories..........................................       (1,417)         (218)        4,208
    Other assets.........................................       (5,461)        3,687        (1,825)
    Accounts payable.....................................          405        (5,973)         (387)
    Accrued expenses and other long-term liabilities.....       (1,472)      (10,535)         (446)
                                                             ---------      --------     ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES......       15,472        (2,961)       34,551
                                                             ---------      --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment......................      (13,922)      (18,773)      (41,388)
Proceeds from sales of property and equipment............       56,675        43,822        17,463
Proceeds from sale of joint venture......................           --            --         1,150
                                                             ---------      --------     ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES......       42,753        25,049       (22,775)
                                                             ---------      --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings.................................      134,405       125,000       109,000
Repayments of debt.......................................     (184,749)     (142,641)     (117,979)
Payments related to deferred financing costs.............       (4,048)           --            --
Repayments of capital lease and finance obligations......       (2,079)       (1,925)       (1,759)
Stock options exercised..................................            4            --            --
                                                             ---------      --------     ---------
NET CASH USED IN FINANCING ACTIVITIES....................      (56,467)      (19,566)      (10,738)
                                                             ---------      --------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..................           --            --           (67)
                                                             ---------      --------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS................        1,758         2,522           971
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.............       14,584        12,062        11,091
                                                             ---------      --------     ---------
CASH AND CASH EQUIVALENTS, END OF YEAR...................    $  16,342      $ 14,584     $  12,062
                                                             =========      ========     =========
SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) during the year for:
  Interest...............................................    $  28,433      $ 30,436     $  31,131
  Income taxes...........................................          239            56          (387)
Capital lease obligations incurred.......................           --         3,674            --
Capital lease obligations terminated.....................          170           984            62
Notes received from sales of property and equipment......        4,250           577           600

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

    In November 1997, FICC completed a public offering of five million shares of its common stock (the "Common Stock Offering") for net proceeds of $81,900,000 and a public offering of $200,000,000 of Senior Notes (the "Senior Notes") (collectively, the "Offerings"). Concurrent with the Offerings, FICC entered into a new senior secured credit facility consisting of (i) $90,000,000 of term loans, (ii) a $55,000,000 revolving credit facility and (iii) a $15,000,000 letter of credit facility (collectively, the "Old Credit Facility"). Proceeds from the Offerings and the Old Credit Facility were primarily used to repay the $353,700,000 outstanding under FICC's then existing credit facility (collectively, the "Recapitalization").

    In December 2001, the Company completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of the $64,545,000 outstanding on the Old Credit Facility, and the repurchase of approximately $21,300,000 in Senior Notes with the proceeds from $55,000,000 in long-term mortgage financing (the "Mortgage Financing") and a $33,700,000 sale and leaseback transaction (the "Sale/Leaseback Financing"). In addition, FICC secured a new $30,000,000 revolving credit facility of which up to $20,000,000 is available to support letters of credit. The $30,000,000 commitment less issued letters of credit is available for borrowing to provide working capital and for other corporate needs (the "New Credit Facility"). In connection with the Mortgage Financing, three new limited liability corporations ("LLCs") were organized. Friendly Ice Cream Corporation is the sole member of each LLC.

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

2. NATURE OF OPERATIONS

    As of December 30, 2001, Friendly's owned and operated 393 full-service restaurants and franchised 161 restaurants and six non-traditional units. The Company manufactures and distributes a full line of frozen dessert products. These products are distributed to Friendly's restaurants, supermarkets and other retail locations in 17 states. The restaurants offer a wide variety of breakfast, lunch and dinner menu items as well as frozen dessert products. For the years ended December 30, 2001, December 31, 2000 and January 2, 2000, restaurant sales were approximately 80%, 85% and 90%, respectively, of the Company's revenues. As of December 30, 2001, December 31, 2000 and January 2, 2000, approximately 89%, 89% and 88%, respectively, of the Company-owned restaurants were located in the Northeast United States. As a result, a severe or prolonged economic recession in this geographic area may adversely affect the Company more than certain of its competitors which are more geographically diverse.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--

    The consolidated financial statements include the accounts of FICC and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

    FISCAL YEAR--

    Friendly's fiscal year ends on the last Sunday in December, unless that day is earlier than December 27, in which case the fiscal year ends on the following Sunday. The fiscal year ended January 2, 2000 included 53 weeks. All other years presented include 52 weeks.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS--

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Future facts and circumstances could alter management's estimates with respect to the carrying values of long-lived assets and the adequacy of insurance and restructuring reserves.

    REVENUE RECOGNITION--

    The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue upon shipment of product. Franchise royalty income, based on net sales of franchisees, is payable monthly and is recorded on the accrual method. Initial franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

    CASH AND CASH EQUIVALENTS--

    The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

    ACCOUNTS RECEIVABLE--

    Accounts receivable are net of allowances for doubtful accounts totaling $588,000 and $413,000 as of December 30, 2001 and December 31, 2000,
respectively.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES--

    Inventories are stated at the lower of first-in, first-out cost or market. Inventories at December 30, 2001 and December 31, 2000 were (in thousands):

                                                      DECEMBER 30,   DECEMBER 31,
                                                          2001           2000
                                                      ------------   ------------
Raw materials.......................................     $ 1,269        $ 1,307
Goods in process....................................          73             66
Finished goods......................................      11,645         10,197
                                                         -------        -------
Total...............................................     $12,987        $11,570
                                                         =======        =======

    RESTRICTED CASH--

    Restaurant Insurance Corporation ("RIC"), an insurance subsidiary, was required by the reinsurer of RIC to hold assets in trust whose value is at least equal to certain of RIC's outstanding estimated insurance claim liabilities. Accordingly, as of December 31, 2000, cash of approximately $1,737,000 was restricted. There was no restricted cash as of December 30, 2001.

    PROPERTY AND EQUIPMENT--

    Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

    Buildings--30 years
    Building improvements and leasehold improvements--lesser of lease term or 20 years
    Equipment--3 to 10 years

    At December 30, 2001 and December 31, 2000, property and equipment included (in thousands):

                                                      DECEMBER 30,   DECEMBER 31,
                                                          2001           2000
                                                      ------------   ------------
Land................................................    $  33,635      $  53,907
Buildings and improvements..........................       82,005        113,719
Leasehold improvements..............................       38,294         36,737
Assets under capital leases.........................       11,057         12,717
Equipment...........................................      234,243        252,788
Construction in progress............................        5,845          5,698
                                                        ---------      ---------
Property and equipment..............................      405,079        475,566
Less: accumulated depreciation and amortization.....     (235,590)      (248,701)
                                                        ---------      ---------
Property and equipment, net.........................    $ 169,489      $ 226,865
                                                        =========      =========

    Major renewals and betterments are capitalized. Replacements and maintenance and repairs which do not extend the lives of the assets are charged to operations as incurred.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    LONG-LIVED ASSETS--

    In accordance with Statement of Financial Accounting Standards ("SFAS")
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews its license agreement for the right to use various trademarks and tradenames (see Note 4) for impairment on a quarterly basis. The Company recognizes an impairment has occurred when the carrying value of the license agreement exceeds the estimated future undiscounted cash flows of the trademarked products.

    The Company reviews each restaurant property quarterly to determine which properties will be disposed of, if any. This determination is made based on poor operating results, deteriorating property values and other factors. In addition, the Company reviews all restaurants with negative cash flow for impairment on a quarterly basis. The Company recognizes an impairment has occurred when the carrying value of property reviewed exceeds its estimated fair value, which is estimated based on the Company's experience selling similar properties and local market conditions, less costs to sell for properties to be disposed of.

    RESTAURANT PRE-OPENING COSTS--

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires entities to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long-lived assets and is effective for fiscal years beginning after December 15, 1998. In accordance with this statement, on December 28, 1998, the Company expensed previously deferred restaurant pre-opening costs of approximately $541,000. This transaction was reflected as a cumulative effect of a change in accounting principle of $319,000, net of the income tax benefit of $222,000, in the accompanying consolidated statement of operations for the year ended January 2, 2000.

    OTHER ASSETS--

    Other assets includes notes receivable of $4,397,000 (see Notes 10 and 17) and $680,000, which are net of allowances for doubtful accounts totaling $914,000 and $520,000 as of December 30, 2001 and December 31, 2000,
respectively. Also included in other assets as of December 30, 2001 and December 31, 2000 are payments made to the fronting insurance carrier of approximately $1,000,000 to establish a loss escrow fund for policy years from September 2, 1991 through September 2, 2000.

    INSURANCE RESERVES--

    The Company is self-insured through retentions or deductibles for the majority of its workers' compensation, automobile, general liability, employer's liability, product liability and group health insurance programs. Self-insurance amounts vary up to $500,000 per occurrence. Insurance with third parties, some of which is then reinsured through RIC, is in place for claims in excess of these self-insured amounts. RIC assumed 100% of the risk from $500,000 to $1,000,000 per occurrence through September 2, 2000 for the Company's workers' compensation, general liability, employer's liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. The Company and RIC's liability for estimated incurred

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
losses are actuarially determined and recorded in the accompanying consolidated financial statements on an undiscounted basis.

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

    ADVERTISING--

    The Company expenses advertising costs as incurred. For the years ended December 30, 2001, December 31, 2000 and January 2, 2000, advertising expenses were approximately $19,687,000, $17,955,000 and $21,508,000, respectively.

    EARNINGS PER SHARE--

    Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 538,000, 503,000 and 157,000 for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively.

    Presented below is the reconciliation between basic and diluted weighted average shares (in thousands):

                                                      FOR THE YEARS ENDED
                                            ----------------------------------------
                                            DECEMBER 30,   DECEMBER 31,   JANUARY 2,
                                                2001           2000          2000
                                            ------------   ------------   ----------
Basic weighted average number of shares
  outstanding.............................      7,363          7,429         7,491
Assumed exercise of stock options.........         35             --             8
                                                -----          -----         -----
Diluted weighted average number of shares
  outstanding.............................      7,398          7,429         7,499
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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules are effective for the Company on December 31, 2001. Management does not believe that the impact of adopting SFAS No. 144 will have a material effect on the Company's consolidated financial statements.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets. The new rules become effective on December 31, 2001. The impact of adopting SFAS No. 142 will not have any effect on the Company's consolidated financial statements and the Company will continue to amortize its license agreement related to certain trademarked products over the term of the license agreement.

    In April 2001, the FASB reached consensus on Emerging Issues Task Force ("EITF") Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF Issue No. 00-25 is effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable. EITF Issue
No. 00-25 requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs. As a result of EITF Issue No. 00-25, certain costs previously recorded as expense have been reclassified and offset against revenue. The Company adopted EITF Issue No. 00-25 on October 1, 2001. As a result, the Company recorded retail selling expenses of $1,856,000, $881,000 and $1,028,000 as reductions in retail revenue for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively. Revenues prior to the adoption date were reclassified to conform with the current presentation.

    In May 2000, the Emerging Issues Task Force issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," which provides guidance on the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company adopted EITF Issue No. 00-14 on July 3, 2000. As a result, in the prior years, the Company reclassified certain retail selling expenses against retail revenue, for periods prior to the adoption date, to conform with the current presentation.

    In 2001, the EITF codified and expanded its consensus opinions in EITF Issue No. 00-25 and EITF Issue No. 00-14, as well as aspects of EITF Issue No. 00-22, "Accounting for Points and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future", which are now all encompassed in EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF Issue No. 01-09 did not generally result in any changes to the effective dates of the previously reached consensus opinions.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivatives and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 established accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

3. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Since the Company's commodity option contracts do not meet the criteria for hedge accounting, changes in the value of the commodity option contracts are recognized in earnings. The cumulative effect upon adoption as of January 1, 2001 of approximately $77,000 was recorded as income in the accompanying consolidated statement of operations as cost of sales. It was not separately reported as a cumulative effect of change in accounting principle since the amount is not significant. Additionally, net losses of approximately $163,000 were recorded during the year ended December 30, 2001 related to the change in fair value. The fair market value of derivatives at December 30, 2001 was approximately $22,000.

    RECLASSIFICATIONS--

    Certain prior year amounts have been reclassified to conform with current year presentation.

4. INTANGIBLE ASSETS AND DEFERRED COSTS

    Intangible assets and deferred costs, net of accumulated amortization, as of December 30, 2001 and December 31, 2000, were (in thousands):

                                                      DECEMBER 30,   DECEMBER 31,
                                                          2001           2000
                                                      ------------   ------------
Marks license agreement for the right to use various
  trademarks and service marks amortized over its
  40-year life on a straight-line basis.............     $12,433        $12,900
Deferred financing costs amortized over the terms of
  the related loans on an effective yield basis.....       7,990          7,973
Other...............................................         785            656
                                                         -------        -------
Intangible assets and deferred costs, net...........     $21,208        $21,529
                                                         =======        =======

    Upon the sale of the Company by Hershey Foods Corporation ("Hershey") in 1988, all of the trademarks and service marks (the "Marks") used in the Company's business at that time which did not contain the word "Friendly" as a component of such Marks were licensed by Hershey to the Company. The Marks license agreement is being amortized over its term of 40 years, which expires on September 2, 2028. The Company reviews the estimated future cash flows related to each trademarked product on a quarterly basis to determine whether any impairment has occurred. For the years ended December 30, 2001, December 31, 2000 and January 2, 2000, no impairments have been recorded.

5. WRITE-DOWNS OF PROPERTY AND EQUIPMENT

    In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months (see Note 9). The 151 restaurants in the restructuring were

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

5. WRITE-DOWNS OF PROPERTY AND EQUIPMENT (CONTINUED) generally lower sales volume units operating in markets in which management believes the Company has a strong market penetration. The Company determined that the carrying values of certain of these properties exceeded their estimated fair values less costs to sell. Accordingly, the carrying values of 69 of the 81 locations closed at the end of March 2000 were reduced by an aggregate of $7,800,000 and the carrying values of 64 of the 70 locations which were to be disposed of over the next 24 months were reduced by an aggregate of $9,200,000 during the year ended December 31, 2000. In addition to these properties, during the year ended December 31, 2000, it was determined that the carrying values of an additional 12 properties exceeded their estimated fair values less costs to sell. The carrying values of these 12 properties were reduced by an aggregate of $2,700,000 and the carrying values of eight properties leased to Davco Restaurants, Inc ("Davco") were reduced by an aggregate of $1,100,000 (see
Note 10). During the year ended December 30, 2001, it was determined that the carrying values of nine properties exceeded their estimated fair values less costs to sell. The carrying values of these nine properties were reduced by an aggregate of $800,000. During the year ended January 2, 2000, the carrying values of 19 properties were reduced by an aggregate of $1,913,000.

    As of December 30, 2001, the Company had sold 63 of the 151 properties related to the March 2000 restructuring and terminated its lease obligations at 49 properties. During the year ended December 30, 2001, the Company made the decision to continue to operate 25 of the 70 properties that were to be closed over the following 24 months. Accordingly, the properties and related assets are no longer held for sale and the Company began depreciating the properties again. At December 30, 2001 and December 31, 2000, the carrying value of the remaining 14 and 73 properties to be disposed of related to the March 2000 restructuring was $1,000,000 and $7,000,000, respectively, and is reflected in the accompanying consolidated balance sheets as property and equipment, net. As a result of the sales of closed properties from the restructuring, the Company recognized gains of approximately $1,800,000 and $5,600,000 for the years ended December 30, 2001 and December 31, 2000, respectively. Based on information currently available, management believes that the carrying value of the remaining 14 properties to be disposed of as of December 30, 2001 is realizable.

    At December 30, 2001 and December 31, 2000 there were 16 and 83 properties held for disposition, which included 14 and 73 properties related to the March 2000 restructuring.

    The aggregate operating loss for the properties held for disposition as of December 30, 2001 was $757,000 and $1,008,000 for the years ended December 30, 2001 and December 31, 2000, respectively. The aggregate carrying value of the properties held for disposition at December 30, 2001 and December 31, 2000 was approximately $1,008,000 and $8,946,000, respectively, which is included in property and equipment, net in the accompanying consolidated balance sheets.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

6. DEBT

    Debt at December 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                      DECEMBER 30,   DECEMBER 31,
                                                          2001           2000
                                                      ------------   ------------
Senior Notes, 10 1/2%, due December 1, 2007.........    $178,727       $200,000
New Credit Facility:
  Revolving credit loans, due December 17, 2004.....          --             --
Mortgage loans, due February 1, 2002 through
  January 1, 2022...................................      55,000             --
Old Credit Facility:
  Revolving credit loans............................          --         50,000
  Term loans:
    Tranche A.......................................          --          6,873
    Tranche B.......................................          --         19,866
    Tranche C.......................................          --         11,725
Other...............................................         138             --
                                                        --------       --------
                                                         233,865        288,464
Less: current portion...............................      (1,068)       (13,029)
                                                        --------       --------
Total long-term debt................................    $232,797       $275,435
                                                        ========       ========

    Principal payments due as of December 30, 2001, were as follows (in thousands):

YEAR                                                           AMOUNT
----                                                          --------
2002........................................................  $  1,068
2003........................................................     1,017
2004........................................................     1,107
2005........................................................     1,238
2006........................................................     1,367
Thereafter..................................................   228,068
                                                              --------
Total.......................................................  $233,865
                                                              ========

    In November 1997, the Company entered into a credit facility which included revolving credit loans, term loans and letters of credit (the "Old Credit Facility"). The Company had executed several amendments to the Old Credit Facility. The most recent amendment occurred on March 19, 2001. All of the then existing financial covenants were amended and a new financial covenant was added requiring minimum cumulative consolidated EBITDA, as defined, on a monthly basis. Additionally, interest rates on term loans, borrowings under the revolving credit facility and issued letters of credit increased 0.25% and an automatic increase in the interest rates occurred on August 2, 2001 of 0.25%. Also due to the March 19, 2001 amendment, the maturity dates of all obligations under the Old Credit Facility became November 15, 2002.

    In July 2001, Tranche A of the term loans was prepaid and extinguished. Accordingly, the Company wrote off the related unamortized financing costs of $374,000 ($220,000, net of the related income tax benefit), which is included in extraordinary item, net of income taxes, in the consolidated statement of operations for the year ended December 30, 2001.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

6. DEBT (CONTINUED)
    In December 2001, the Company successfully completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of $64,545,000 outstanding under the Old Credit Facility and the repurchase of approximately $21,300,000 in Senior Notes for $17,000,000 with the proceeds from $55,000,000 in long-term mortgage financing (the "Mortgage Financing") and a $33,700,000 sale and leaseback transaction (the "Sale/Leaseback Financing", see
Note 7). In addition, FICC secured a new $30,000,000 revolving credit facility of which up to $20,000,000 is available to support letters of credit. The $30,000,000 commitment less issued letters of credit is available for borrowing to provide working capital and for other corporate needs (the "New Credit Facility"). As of December 30, 2001, $15,373,000 was available for additional borrowing under the New Credit Facility. In connection with the Refinancing Plan, the Company wrote off unamortized financing costs and incurred other direct expenses totaling $3,400,000 ($2,000,000, net of tax), which are included in extraordinary items, net of income taxes, in the consolidated statement of operations for the year ended December 30, 2001.

    The $200,000,000 Senior Notes issued in connection with the November 1997 Recapitalization (the "Senior Notes") are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC's Friendly's Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The Senior Notes mature on December 1, 2007. Interest on the Senior Notes is payable at 10.50% per annum semi-annually on June 1 and December 1 of each year. In connection with the Refinancing Plan, FICC repurchased approximately $21,300,000 in aggregate principal amount of the Senior Notes for $17,000,000. The gain of $4,300,000 ($2,500,000, net of tax) was recorded as an extraordinary item in the consolidated statement of operations for the year ended December 30, 2001. The remaining Senior Notes are redeemable, in whole or in part, at FICC's option any time on or after December 1, 2002 at redemption prices from 105.25% to 100.00%, based on the redemption date.

    Three new limited liability corporations ("LLCs") were organized in connection with the Mortgage Financing. FICC is the sole member of each LLC and the LLCs are consolidated in the accompanying consolidated financial statements. FICC sold 75 of its operating Friendly's restaurants to the LLCs in exchange for the proceeds from the Mortgage Financing. Promissory notes were issued for each of the 75 properties. Each LLC is a borrower under the Mortgage Financing.

    The Mortgage Financing requires the Company to maintain a fixed charge coverage ratio, as defined, of at least 1.10 to 1 and each LLC to maintain a fixed charge coverage ratio, as defined, on an aggregate restaurant basis of at least 1.25 to 1.

    The Mortgage Financing has a maturity date of January 1, 2022 and is amortized over 20 years. Interest on $10,000,000 of the Mortgage Financing is variable and is the sum of the 30-day LIBOR rate in effect (1.87375% at December 30, 2001) plus 6% on an annual basis. Changes in the interest rate are calculated monthly with the monthly payment amount adjusted annually. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances which are reamortized over the remaining life of the mortgages. The remaining $45,000,000 of the Mortgage Financing bears interest at a fixed annual rate of 10.16%. Each promissory note may be prepaid in full. The variable rate notes are subject to prepayment penalties during the first five years. The fixed rate notes may not be prepaid without the Company providing the note holders with a yield maintenance premium.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

6. DEBT (CONTINUED)
    The New Credit Facility is secured by substantially all of the assets of FICC and two of its six subsidiaries, Friendly's Restaurants Franchise Inc. and Friendly's International Inc., and both subsidiaries guaranty FICC's obligations under the New Credit Facility. The New Credit Facility expires on December 17, 2004. As of December 30, 2001, there were no revolving credit loans outstanding.

    The revolving credit loans bear interest at the Company's option at either
(a) the Base Rate plus the applicable margin as in effect from time to time (the "Base Rate") (7.25% at December 30, 2001), or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the "Eurodollar Rate") (6.34% at December 30, 2001).

    As of December 30, 2001 and December 31, 2000, total letters of credit issued were approximately $14,627,000 and $10,199,000, respectively. During the years ended December 30, 2001, December 31, 2000 and January 2, 2000, there were no drawings against the letters of credit.

    The New Credit Facility has an annual "clean-up" provision which obligates the Company to repay in full all revolving credit loans on or before September 30 (or, if September 30 is not a business day, as defined, then the next business day) of each year and maintain a zero balance on such revolving credit for at least 30 consecutive days, to include September 30, immediately following the date of such repayment.

    As of December 30, 2001 and December 31, 2000, the unused portion of the revolving credit commitments was $15,373,000 and $9,801,000, respectively. The total average unused portions of the revolving credit commitments were $15,243,000 for the period from January 1, 2001 through December 18, 2001, $15,373,000 for the period from December 19, 2001 through December 30, 2001, $23,932,000 and $23,385,000 for the years ended December 31, 2000 and January 2, 2000, respectively.

    The New Credit Facility includes certain restrictive covenants including limitations on indebtedness, limitations on restricted payments such as dividends and stock repurchases and limitations on sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires the Company to comply with certain financial covenants. The financial covenant requirements, as defined under the New Credit Facility, and actual ratios/amounts as of and for the period ended December 30, 2001 were:

                                                       DECEMBER 30, 2001
                                                 -----------------------------
                                                  REQUIREMENT       ACTUAL
                                                 -------------   -------------
Leverage ratio.................................      4.25 to 1       3.96 to 1
Interest coverage ratio........................      2.20 to 1       2.31 to 1
Fixed charge coverage ratio....................      1.15 to 1       1.26 to 1
Consolidated tangible net worth (deficit)......  $(120,000,000)  $(117,222,000)
Permitted capital expenditures (a).............  $  14,000,000   $  12,672,000
Consolidated EBITDA (b)........................  $  60,000,000   $  63,253,000

------------------------

(a) The New Credit Facility's definition of permitted capital expenditures in the revolving credit agreement differs from the Company's total capital expenditures.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

6. DEBT (CONTINUED)
(b) The New Credit Facility's definition of consolidated EBITDA in the revolving credit agreement allows non-cash losses and capitalized interest to be added back to net income (loss) which differs from the Company's internal EBITDA computation presented elsewhere herein.

    The fair values of the Company's long-term debt at December 30, 2001 and December 31, 2000 were as follows (in thousands):

                                        DECEMBER 30, 2001       DECEMBER 31, 2000
                                      ---------------------   ---------------------
                                      CARRYING                CARRYING
                                       AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                      --------   ----------   --------   ----------
Senior Notes........................  $178,727    $175,081    $200,000    $115,000
Mortgage loans......................    55,000      55,000          --          --
Term loans..........................        --          --      38,464      38,464
Revolving credit loans..............        --          --      50,000      50,000
Other loans.........................       138         138          --          --
                                      --------    --------    --------    --------
Total...............................  $233,865    $230,219    $288,464    $203,464
                                      ========    ========    ========    ========

    The Company believes the carrying value of the Company's financial instruments other than long-term debt approximated their respective fair values as of December 30, 2001 and December 31, 2000. The fair value of the Senior Notes was determined based on the actual trade prices occurring closest to December 30, 2001 and December 31, 2000. The Company believes that the carrying values of the term loans and revolving credit loans under the Old Credit Facility as of December 31, 2000 approximated fair value since the obligations had variable interest rates. The Company believes that the carrying value of the Mortgage Financing as of December 30, 2001 approximated the fair value based on the proximity of the transaction to the fiscal year end. The Company believes that the carrying value of the other debt as of December 30, 2001 approximated the fair value based on the terms of the obligation and the rates then currently available to the Company for similar obligations.

7. LEASES

    As of December 30, 2001, December 31, 2000 and January 2, 2000, the Company operated 393, 449 and 618 restaurants, respectively. These operations were conducted in premises owned or leased as follows:

                                            DECEMBER 30,   DECEMBER 31,   JANUARY 2,
                                                2001           2000          2000
                                            ------------   ------------   ----------
Land and building owned...................       114            178           256
Land leased and building owned............        97            117           144
Land and building leased..................       182            154           218
                                                 ---            ---           ---
                                                 393            449           618
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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7. LEASES (CONTINUED)
    In connection with the 2001 Refinancing Plan, in December 2001, the Company entered into and accounted for the Sale/Leaseback Financing, which provided approximately $33,700,000 of proceeds to the Company. The Company sold 44 properties operating as Friendly's Restaurants and entered into a master lease with the buyer to lease the 44 properties for an initial term of 20 years under a triple net lease. There are four five-year renewal options and lease payments are subject to escalator provisions every five years based upon increases in the Consumer Price Index. The December 2001 agreement provided the Company the option to repurchase properties in certain default situations, as defined. In January 2002 the Company entered into an amended agreement for no consideration which eliminated the buy back provision. The amended agreement was effective December 19, 2001. In accordance with SFAS No. 66, "Accounting for Sales of Real Estate" and SFAS No. 98, "Accounting for Leases", the Company recognized losses of $428,000 on two properties which was included in gains on sales of other properties and equipment, net in the accompanying consolidated statement of operations for the year ended December 30, 2001. The gain of $11,377,000 on the remaining 42 properties was deferred and was included in other accrued expenses and other long-term liabilities in the accompanying consolidated balance sheet as of December 30, 2001. The deferred gain will be amortized in proportion to the rent charged to expense over the initial lease term.

    Future minimum lease payments under noncancelable leases with an original term in excess of one year as of December 30, 2001 were (in thousands):

                                                                         CAPITAL
                                                                       LEASES AND
                                                           OPERATING     FINANCE
YEAR                                                        LEASES     OBLIGATIONS
----                                                       ---------   -----------
2002....................................................   $ 16,589      $ 2,616
2003....................................................     15,166        1,884
2004....................................................     14,495        1,056
2005....................................................     12,895        1,032
2006....................................................     10,899          785
Thereafter..............................................     85,400        4,866
                                                           --------      -------
Total future minimum lease payments.....................   $155,444       12,239
                                                           ========
Less amounts representing interest......................                  (4,121)
                                                                         -------
Present value of minimum lease payments.................                   8,118
Less current maturities of capital lease and finance
  obligations...........................................                  (1,851)
                                                                         -------
Long-term maturities of capital lease and finance
  obligations...........................................                 $ 6,267
                                                                         =======

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

7. LEASES (CONTINUED)
    Capital lease and finance obligations reflected in the accompanying consolidated balance sheets have effective interest rates ranging from 8.00% to 12.00% and are payable in monthly installments through 2016. Maturities of such obligations as of December 30, 2001 were (in thousands):

YEAR                                                           AMOUNT
----                                                          --------
2002........................................................   $1,851
2003........................................................    1,317
2004........................................................      572
2005........................................................      600
2006........................................................      415
Thereafter..................................................    3,363
                                                               ------
Total.......................................................   $8,118
                                                               ======

    Rent expense included in the accompanying consolidated statements of operations for operating leases was (in thousands):

                                                      FOR THE YEARS ENDED
                                            ----------------------------------------
                                            DECEMBER 30,   DECEMBER 31,   JANUARY 2,
                                                2001           2000          2000
                                            ------------   ------------   ----------
Minimum rentals...........................     $16,004        $17,356       $18,301
Contingent rentals........................       1,139          1,217         2,146
                                               -------        -------       -------
Total.....................................     $17,143        $18,573       $20,447
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

    As a result of the change of ownership and limitations under Section 382 of the Internal Revenue Code, the portion of the total federal Net Operating Loss ("NOL") carryforwards that were generated prior to March 26, 1996 ("Old NOLs") could only be used to offset current or future income to the extent that an equivalent amount of net unrealized built-in-gains, which existed at March 26, 1996, were recognized by March 25, 2001. As a result of this limitation, as of January 2, 2000, a valuation allowance of $7,454,000 existed against the deferred tax asset resulting from $21,298,000 of federal NOLs generated prior to March 26, 1996.

    During the year ended December 31, 2000 the Company realized gains in excess of $21,298,000, which were unrealized as of the date of the first ownership change. Accordingly, the valuation allowance on federal Old NOLs of $7,454,000 was eliminated during the year ended December 31, 2000. As of December 30, 2001, the Company had aggregate federal NOL carryforwards of approximately $13,000,000, which expire between 2010 and 2019. As of December 30, 2001 and December 31, 2000, full valuation allowances of $11,295,000 and $11,583,000, respectively, existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

8. INCOME TAXES (CONTINUED)
    The (provision for) benefit from income taxes for the years ended December 30, 2001, December 31, 2000 and January 2, 2000 were as follows (in thousands):

                                                      FOR THE YEARS ENDED
                                            ----------------------------------------
                                            DECEMBER 30,   DECEMBER 31,   JANUARY 2,
                                                2001           2000          2000
                                            ------------   ------------   ----------
Current (provision) benefit:
  Federal.................................      $(295)        $    38       $  104
  State...................................       (341)            (26)          18
                                                -----         -------       ------
Total current (provision) benefit.........       (636)             12          122
                                                -----         -------       ------
Deferred (provision) benefit:
  Federal.................................       (498)         19,214        5,718
  State...................................        454           1,995          319
                                                -----         -------       ------
Total deferred (provision) benefit........        (44)         21,209        6,037
                                                -----         -------       ------
Total (provision for) benefit from income
  taxes...................................      $(680)        $21,221       $6,159
                                                =====         =======       ======

    A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows:

                                                      FOR THE YEARS ENDED
                                            ----------------------------------------
                                            DECEMBER 30,   DECEMBER 31,   JANUARY 2,
                                                2001           2000          2000
                                            ------------   ------------   ----------
Statutory federal income tax rate.........        35%           35%            35%
State income taxes net of federal
  benefit.................................         6             6              6
Effect of change in valuation allowance...        (7)           23             40
Tax credits...............................       (23)            3             15
Nondeductible expenses....................         4            (1)            (4)
Other.....................................         1            --             15
                                                 ---            --            ---
Effective tax rate........................        16%           66%           107%
                                                 ===            ==            ===

    Deferred tax assets and liabilities are determined as the difference between the financial statement and tax bases of the assets and liabilities multiplied by the enacted tax rates in effect for the year in

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

8. INCOME TAXES (CONTINUED)
which the differences are expected to reverse. Significant deferred tax assets (liabilities) at December 30, 2001 and December 31, 2000 were as follows (in thousands):

                                                      DECEMBER 30,   DECEMBER 31,
                                                          2001           2000
                                                      ------------   ------------
Property and equipment..............................    $(23,448)      $(31,181)
Net operating loss carryforwards (net of valuation
  allowance of $11,295 and $11,583 at December 30,
  2001 and December 31, 2000, respectively).........       4,757         14,020
Insurance reserves..................................       8,245          6,878
Inventories.........................................         269          1,370
Pension.............................................      (2,164)           284
Intangible assets...................................      (5,098)        (5,287)
Tax credit carryforwards............................       7,869          6,262
Deferred gain.......................................       4,489             --
Other...............................................       2,156          4,773
                                                        --------       --------
Net deferred tax liability..........................    $ (2,925)      $ (2,881)
                                                        ========       ========

9. RESTRUCTURINGS

    On October 10, 2001, the Company eliminated approximately 70 positions at corporate headquarters. The purpose of the reduction was to streamline functions and reduce redundancy amongst its business segments. In addition, approximately 30 positions in the restaurant construction and fabrication areas were eliminated by December 30, 2001. The Company believes the outsourcing of such activities will be more cost effective in the future. Annual salaries and fringe benefits associated with these 100 positions was approximately $5,600,000. As a result of the elimination of the positions and the outsourcing of certain functions, the Company reported a pre-tax restructuring charge of approximately $2,536,000 for severance, rent and unusable construction supplies due solely to the outsourcing in the year ended December 30, 2001.

    In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next
24 months. In connection with the restructuring plan, the Company eliminated approximately 150 management and administrative positions in the field organization and at corporate headquarters. As a result of the March 2000 plan, the Company reported a pre-tax restructuring charge of approximately $12,056,000 for severance, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17,008,000 in the year ended December 31, 2000. Due to earlier than anticipated lease terminations, the Company reduced this reserve by $1,900,000 during the year ended December 30, 2001.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

9. RESTRUCTURINGS (CONTINUED)
    The following represents the reserve and related costs associated with the March 2000 and October 2001 restructurings (in thousands):

                                                             FOR THE YEAR ENDED DECEMBER 31, 2000
                                                           -----------------------------------------
                                                                                     RESTRUCTURING
                                                                                     RESERVE AS OF
                                                           EXPENSE    COSTS PAID   DECEMBER 31, 2000
                                                           --------   ----------   -----------------
Severance pay............................................  $ 1,503      $(1,429)        $   74
Rent.....................................................    5,490       (1,905)         3,585
Utilities and real estate taxes..........................    1,632         (527)         1,105
Demarking................................................      760         (622)           138
Lease termination costs..................................      718         (598)           120
Environmental costs......................................      404         (404)            --
Inventory................................................      111         (106)             5
Equipment................................................      727         (727)            --
Outplacement services....................................      160         (160)            --
Other....................................................      551           (7)           544
                                                           -------      -------         ------
Total....................................................  $12,056      $(6,485)        $5,571
                                                           =======      =======         ======

                                                     FOR THE YEAR ENDED DECEMBER 30, 2001
                                   -------------------------------------------------------------------------
                                     RESTRUCTURING                                           RESTRUCTURING
                                     RESERVE AS OF                              RESERVE      RESERVE AS OF
                                   DECEMBER 31, 2000   EXPENSE    COSTS PAID   REDUCTION   DECEMBER 30, 2001
                                   -----------------   --------   ----------   ---------   -----------------
Severance pay....................       $   74          $1,186      $  (753)    $     9         $  516
Rent.............................        3,585             440       (1,169)     (1,538)         1,318
Utilities and real estate
  taxes..........................        1,105              --         (583)       (337)           185
Demarking........................          138              --         (138)         --             --
Lease termination costs..........          120              --         (120)         --             --
Environmental costs..............           --              --           --          --             --
Inventory........................            5              --           (5)         --             --
Equipment........................           --             515          (35)         --            480
Outplacement services............           --             143         (103)        (34)             6
Other............................          544             252         (245)         --            551
                                        ------          ------      -------     -------         ------
Total............................       $5,571          $2,536      $(3,151)    $(1,900)        $3,056
                                        ======          ======      =======     =======         ======

    Based on information currently available, management believes that the restructuring reserve as of December 30, 2001 is adequate and not excessive.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

10. FRANCHISE TRANSACTIONS

    On September 14, 2001, the Company entered into an agreement granting Revere Restaurant Group, Inc. ("Revere") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in designated areas within Lehigh and Northampton counties, Pennsylvania (the "Revere Agreement"). Pursuant to the Revere Agreement, Revere purchased certain assets and rights in six existing Friendly's restaurants and committed to open an additional four restaurants over the next seven years. The president of Revere is a former employee of the Company. Gross proceeds from the sale were approximately $3,400,000 of which approximately $200,000 was for franchise fees for the initial six restaurants. The $200,000 was recorded as revenue in the year ended December 30, 2001. The Company also recognized a gain of approximately $300,000 related to the sale of the assets for the six locations in the year ended December 30, 2001.

    On April 13, 2001, the Company entered into an agreement granting J&B Restaurants Partners of Long Island Holding Co., LLC and its subsidiaries ("J&B") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in the franchising regions of Nassau and Suffolk Counties in Long Island, New York (the "J&B Agreement"). Pursuant to the J&B Agreement, J&B purchased certain assets and rights in 31 existing Friendly's restaurants and committed to open an additional 29 restaurants over the next
12 years. Gross proceeds from the sale were approximately $19,950,000, of which approximately $4,250,000 was received in a note and $940,000 was for franchise fees for the initial 31 restaurants. The $940,000 was recorded as revenue in the year ended December 30, 2001. The Company recognized a gain of approximately $4,300,000 related to the sale of the assets for the 31 locations in the year ended December 30, 2001. The cash proceeds were used to prepay approximately $4,711,000 on the term loans with the remaining balance being applied to the revolving credit loans, in each case under the Old Credit Facility. The 5-year note receivable bears interest at an annual rate of 11% using a 20-year amortization schedule. Payments are due monthly through the first five years with a balloon payment due at the end of five years. The Company also sold certain assets and rights in two other restaurants to an additional franchisee resulting in a loss of $16,000.

    On January 19, 2000, the Company entered into an agreement granting Kessler Family LLC ("Kessler") non-exclusive rights to operate and develop Friendly's full-service restaurants in the franchising region of Rochester, Buffalo and Syracuse, New York (the "Kessler Agreement"). Pursuant to the Kessler Agreement, Kessler purchased certain assets and rights in 29 existing Friendly's restaurants and committed to open an additional 15 restaurants over the next seven years. Gross proceeds from the sale were approximately $13,300,000 of which $735,000 was for franchise fees for the initial 29 restaurants. The $735,000 was recorded as revenue in the year ended December 31, 2000. The Company recognized a gain of approximately $1,400,000 related to the sale of the assets for the 29 locations in the year ended December 31, 2000. The Company also sold certain assets and rights in six other restaurants to two additional franchisees resulting in a gain of $687,000.

    On October 2, 2000, the Company entered into an agreement granting Kessler non-exclusive rights to operate and develop Friendly's full-service restaurants in the franchising region of Elmira, Binghamton, Utica and Watertown, New York (the "Second Kessler Agreement"). Pursuant to the Second Kessler Agreement, Kessler purchased certain assets and rights in 12 existing Friendly's restaurants and has an option to open an additional eight restaurants over the next six years. Gross proceeds from the sale were approximately $8,100,000, of which $370,000 was for franchise fees for the initial 12 restaurants. The $370,000 was recorded as revenue in the year ended December 31, 2000. The Company recognized a gain of approximately $3,600,000 related to the sale of the assets for the 12 locations in the year ended December 31, 2000. During the year ended December 30, 2001, the

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

10. FRANCHISE TRANSACTIONS (CONTINUED)
Company recognized an additional gain of approximately $200,000 since the estimates for remaining closing costs exceeded actual payments.

    In 2000, the Company and its first franchisee, Davco, agreed to terminate Davco's rights as the exclusive developer of new Friendly's restaurants in Maryland, Delaware, the District of Columbia and northern Virginia, effective December 28, 2000. Accordingly, the deferred development fees of $1,029,000 were recorded as revenue in 2000. Additionally, Davco has the right to close up to 16 existing franchised locations and will operate the remaining 32 locations under their respective existing franchise agreements until such time as a new franchisee is found for those locations. The existing franchise agreements for the 32 locations were modified as of December 29, 2001 to allow early termination subject to liquidated damages on 22 of the 32 franchise agreements. Effective August 6, 2001, Davco transferred its rights to three franchised locations to a third party. Davco closed two units during the year ended December 30, 2001.

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

    For the years ended December 30, 2001 and December 31, 2000, the reconciliation of the projected benefit obligation was (in thousands):

                                                      DECEMBER 30,   DECEMBER 31,
                                                          2001           2000
                                                      ------------   ------------
Beginning of year benefit obligation................     $81,876        $79,175
  Service cost......................................       2,841          3,145
  Interest cost.....................................       6,247          6,251
  Actuarial loss....................................       2,780          3,146
  Disbursements.....................................      (8,401)        (9,841)
                                                         -------        -------
End of year benefit obligation......................     $85,343        $81,876
                                                         =======        =======

    In 1997, pension benefits were reduced to certain employees. In 1998, death benefits were increased. The effect of these amendments is being amortized over the remaining employee service period of active plan participants.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The reconciliation of the funded status of the pension plan as of December 30, 2001 and December 31, 2000 included the following components (in thousands):

                                                      DECEMBER 30,   DECEMBER 31,
                                                          2001           2000
                                                      ------------   ------------
Projected benefit obligation........................    $ 85,343       $ 81,876
Fair value of plan assets...........................     100,123        113,577
                                                        --------       --------
Funded status.......................................      14,780         31,701
Unrecognized prior service cost.....................      (4,402)        (5,207)
Unrecognized net actuarial gain.....................      (4,701)       (26,200)
                                                        --------       --------
Prepaid benefit cost................................    $  5,677       $    294
                                                        ========       ========

    The reconciliation of the fair value of assets of the plan as of December 30, 2001 and December 31, 2000 was (in thousands):

                                                      DECEMBER 30,   DECEMBER 31,
                                                          2001           2000
                                                      ------------   ------------
Beginning of year fair value of assets..............    $113,577       $124,614
Actual return on plan assets........................      (4,664)        (1,682)
Disbursements.......................................      (8,401)        (9,841)
Other...............................................        (389)           486
                                                        --------       --------
End of year fair value of assets....................    $100,123       $113,577
                                                        ========       ========

    The components of net pension benefit for the years ended December 30, 2001, December 31, 2000 and January 2, 2000 were (in thousands):

                                            DECEMBER 30,   DECEMBER 31,   JANUARY 2,
                                                2001           2000          2000
                                            ------------   ------------   ----------
Service cost..............................    $  2,841       $  3,145      $  4,090
Interest cost.............................       6,247          6,251         6,269
Expected return on assets.................     (12,177)       (11,628)      (10,291)
Net amortization:
  Unrecognized prior service cost.........        (805)          (805)         (805)
  Unrecognized net actuarial gain.........      (1,489)        (1,899)           --
                                              --------       --------      --------
Net pension benefit.......................    $ (5,383)      $ (4,936)     $   (737)
                                              ========       ========      ========

    A summary of the Company's key actuarial assumptions as of December 30, 2001, December 31, 2000 and January 2, 2000 follows:

                                            DECEMBER 30,   DECEMBER 31,   JANUARY 2,
                                                2001           2000          2000
                                            ------------   ------------   ----------
Discount rate.............................         7.25%          7.50%        8.00%
Salary increase rate......................    3.75-5.25%     3.75-5.25%   3.75-5.25%
Expected long-term rate of return.........         10.0%          10.5%        10.5%

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The Company's Employee Savings and Investment Plan (the "Plan") covers all eligible employees and is intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. For the years ended December 30, 2001 and December 31, 2000, the Company made matching contributions at the rate of 75% of the first 2% of the participant's contributions and 50% of the next 4% of the participant's contributions for employees of certain job classifications. For other employees of the Company, the Company made matching contributions at the rate of 75% of the first 2% of the participant's contributions and 50% of the next 2% of the participant's contributions. All employee contributions are fully vested. Company contributions are vested at the completion of five years of service or at retirement, death, disability or termination at age 65 or over, as defined by the Plan. Company contributions and administrative expenses for the Plan were approximately $837,000, $974,000 and $1,083,000 for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively.

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

    The Company accrues the cost of postretirement benefits over the years employees provide services to the date of their full eligibility for such benefits. The reconciliation of the accumulated postretirement benefit obligation for the years ended December 30, 2001 and December 31, 2000 is as follows (in thousands):

                                                      DECEMBER 30,   DECEMBER 31,
                                                          2001           2000
                                                      ------------   ------------
Beginning of year benefit obligation................     $6,038         $5,589
Service cost........................................        176            152
Interest cost.......................................        444            438
Actuarial loss......................................        715            350
Disbursements.......................................       (575)          (491)
                                                         ------         ------
End of year benefit obligation......................     $6,798         $6,038
                                                         ======         ======

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

12. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)
    The reconciliation of the funded status of the postretirement plan as of December 30, 2001 and December 31, 2000 included the following components (in thousands):

                                                      DECEMBER 30,    DECEMBER 31,
                                                          2001            2000
                                                      -------------   -------------
Accumulated postretirement benefit obligation.......     $(6,798)        $(6,038)
Fair value of plan assets...........................          --              --
                                                         -------         -------
Funded status.......................................      (6,798)         (6,038)
Unrecognized prior service cost.....................        (804)           (866)
Unrecognized net actuarial loss (gain)..............         519            (195)
                                                         -------         -------
Accrued benefit liability...........................     $(7,083)        $(7,099)
                                                         =======         =======

    The components of the net postretirement benefit cost for the years ended December 30, 2001, December 31, 2000 and January 2, 2000 were (in thousands):

                                            DECEMBER 30,   DECEMBER 31,   JANUARY 2,
                                                2001           2000          2000
                                            ------------   ------------   ----------
Service cost..............................      $176           $152          $180
Interest cost.............................       444            438           430
Net amortization of prior service cost....       (61)           (62)          (62)
                                                ----           ----          ----
Net postretirement benefit cost...........      $559           $528          $548
                                                ====           ====          ====

    A summary of the Company's key actuarial assumptions as of December 30, 2001, December 31, 2000 and January 2, 2000 follows:

                                            DECEMBER 30,   DECEMBER 31,   JANUARY 2,
                                                2001           2000          2000
                                            ------------   ------------   ----------
Discount rate.............................         7.25%          7.50%        8.00%
Salary increase rate......................    3.75-5.25%     3.75-5.25%   3.75-5.25%
Medical cost trend:
  First year..............................         9.50%          5.25%        6.25%
  Ultimate................................         5.50%          5.25%        5.25%
  Years to reach ultimate.................            4              1            2

    A one-percentage-point increase in the assumed health care cost trend rate would have increased postretirement benefit expense by approximately $64,000, $58,000 and $60,000 and would have increased the accumulated postretirement benefit obligation by approximately $617,000, $518,000 and $454,000 for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively. A one-percentage-point decrease in the assumed health care cost trend rate would have decreased the postretirement benefit expense by approximately $58,000, $52,000 and $54,000 and would have decreased the accumulated postretirement benefit obligation by approximately $558,000, $470,000 and $414,000 for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

13. INSURANCE RESERVES

    At December 30, 2001 and December 31, 2000, insurance reserves of approximately $30,562,000 and $28,339,000, respectively, had been recorded. Insurance reserves at December 30, 2001 and December 31, 2000 included RIC's reserve for the Company's insurance liabilities of approximately $7,830,000 and $9,332,000, respectively. Reserves also included accruals related to post employment benefits and postretirement benefits other than pensions. While management believes these reserves are adequate, it is reasonably possible that the ultimate liabilities will exceed such estimates.

    Classification of the reserves was as follows (in thousands):

                                            DECEMBER 30,   DECEMBER 31,   JANUARY 2,
                                                2001           2000          2000
                                            ------------   ------------   ----------
Current...................................     $13,333        $13,095       $ 9,748
Long-term.................................      17,229         15,244        17,246
                                               -------        -------       -------
Total.....................................     $30,562        $28,339       $26,994
                                               =======        =======       =======

    Following is a summary of the activity in the insurance reserves for the years ended December 30, 2001, December 31, 2000 and January 2, 2000 (in thousands):

                                            DECEMBER 30,   DECEMBER 31,   JANUARY 2,
                                                2001           2000          2000
                                            ------------   ------------   ----------
Beginning balance.........................     $28,339       $ 26,994      $ 26,479
Provision.................................      11,825         15,437        12,903
Payments..................................      (9,602)       (14,092)      (12,388)
                                               -------       --------      --------
Ending balance............................     $30,562       $ 28,339      $ 26,994
                                               =======       ========      ========

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

14. STOCKHOLDERS' DEFICIT (CONTINUED)
    A summary of the shares issued under the Restricted Stock Plan is presented below:

                                                              NUMBER OF
                                                                SHARES
                                                                 -------
Shares outstanding at December 27, 1998.....................     332,885
  Granted...................................................      82,008
  Forfeited.................................................     (62,916)
                                                                 -------
Shares outstanding at January 2, 2000.......................     351,977
  Forfeited.................................................     (86,835)
                                                                 -------
Shares outstanding at December 31, 2000.....................     265,142
  Forfeited.................................................     (41,422)
                                                                 -------
Shares outstanding at December 30, 2001.....................     223,720
                                                                 =======

    The shares issued vest on a straight-line basis over eight years or on an accelerated basis if certain performance criteria are met. The Company is recording the fair value of the shares issued at the issuance dates as compensation expense over the estimated vesting periods. During the years ended December 30, 2001, December 31, 2000, and January 2, 2000, the Company recorded stock compensation expense of approximately $298,000, $529,000 and $563,000, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

    In connection with the Recapitalization, the Board of Directors adopted a stock option plan (the "Stock Option Plan"), pursuant to which 395,000 shares of common stock options were authorized for issuance. On March 27, 2000 the Board of Directors amended the Stock Option Plan to increase the shares available by 439,970 options. On October 24, 2001 the Board of Directors again amended the Stock Option Plan to increase the shares available by 200,000 options. The Stock Option Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code) and stock appreciation rights. As of December 30, 2001, no stock appreciation rights had been issued. The Board of Directors will determine the employees who will receive awards under the Stock Option Plan and the terms of such awards. The exercise price of a stock option or stock appreciation right shall not be less than the fair market value of one share of common stock on the date the stock option or stock appreciation right is granted. The options expire ten years from the date of grant. Options issued prior to March 26, 2000 vest over five years, options issued subsequent to that date vest over three years.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

14. STOCKHOLDERS' DEFICIT (CONTINUED)
    A summary of the status of the Company's Stock Option Plan is presented below:

                                                                   WEIGHTED-AVERAGE
                                                NUMBER OF SHARES    EXERCISE PRICE
                                                ----------------   ----------------
Options outstanding at December 27, 1998......       162,740            $12.42
  Granted.....................................       170,850              5.85
  Forfeited...................................       (20,760)            10.49
                                                    --------
Options outstanding at January 2, 2000........       312,830              9.09
  Granted.....................................       548,040              3.71
  Forfeited...................................      (143,744)             6.65
                                                    --------
Options outstanding at December 31, 2000......       717,126              5.46
  Granted.....................................       274,820              2.47
  Forfeited...................................      (189,117)             4.96
  Exercised...................................        (1,000)             3.88
                                                    --------
Options outstanding at December 30, 2001......       801,829            $ 4.55
                                                    ========

    At December 30, 2001, December 31, 2000 and January 2, 2000, options were exercisable on 221,748, 76,618 and 33,390 shares of stock with a weighted average exercise price of $6.56, $10.50 and $13.23, respectively.

    The following table summarizes information related to outstanding options as of December 30, 2001:

                                                        WEIGHTED-AVERAGE
                                                           REMAINING         WEIGHTED-
                             NUMBER OUTSTANDING AS OF   CONTRACTUAL LIFE      AVERAGE
 RANGE OF EXERCISE PRICES       DECEMBER 30, 2001           (YEARS)        EXERCISE PRICE
---------------------------  ------------------------   ----------------   --------------
$ 0.00 - $2.48.............          216,220                  9.4              $ 2.16
  2.48 -  4.95.............          417,731                  8.4                3.72
  4.95 -  7.43.............          108,834                  6.9                5.87
  7.43 -  9.90.............            6,044                  6.7                9.31
  9.90 - 12.38.............              550                  6.6               12.00
 17.33 - 19.80.............           50,600                  5.6               17.38
 22.28 - 24.75.............            1,850                  6.4               24.75
                                     -------
                                     801,829                  8.3              $ 4.55
                                     =======

    The Company applies APB No. 25 and related Interpretations in accounting for its plans. Under APB No. 25, no compensation cost has been recognized for its Stock Option Plan. Had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, the Company's net

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

14. STOCKHOLDERS' DEFICIT (CONTINUED)
income (loss) and basic and diluted net income (loss) per share for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, would have been the following pro forma amounts:

                                           DECEMBER 30,   DECEMBER 31,   JANUARY 2,
                                               2001           2000          2000
                                           ------------   ------------   ----------
PRO FORMA:
Income (loss) before extraordinary item
  and cumulative effect of change in
  accounting principle...................   $2,747,000    $(10,971,000)   $287,000
Extraordinary item, net of income tax
  expense................................      547,000              --          --
Cumulative effect of change in accounting
  principle, net of income tax benefit...           --              --    (319,000)
                                            ----------    ------------    --------
Net income (loss)........................   $3,294,000    $(10,971,000)   $(32,000)
                                            ==========    ============    ========
Basic and diluted income (loss) per
  share:
Income (loss) before extraordinary item
  and cumulative effect of change in
  accounting principle...................   $     0.37    $      (1.48)   $   0.04
Extraordinary item, net of income tax
  expense................................         0.07              --          --
Cumulative effect of change in accounting
  principle, net of income tax benefit...           --              --       (0.04)
                                            ----------    ------------    --------
Net income (loss) per share..............   $     0.44    $      (1.48)   $     --
                                            ==========    ============    ========

    Fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                        2001           2000           1999
                                    ------------   ------------   ------------
Risk free interest rate...........  4.24%-5.26%    5.24%-6.85%    5.66%-7.09%
Expected life.....................    6 years        7 years        7 years
Expected volatility...............     85.30%         82.32%         79.14%
Dividend yield....................     0.00%          0.00%          0.00%
Fair value........................  $1.44-$3.18    $1.98-$3.56    $3.87-$7.15

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

15. RELATED PARTY TRANSACTIONS

    On October 12, 1998, Friendly's entered into an agreement with The Ice Cream Corporation ("TICC") which conditionally granted TICC exclusive rights to purchase and develop Friendly's full-service restaurants in the Lancaster and Chester counties of Pennsylvania (the "TICC Agreement"). The owners of TICC are family members of the Chairman of the Board of Directors and Chief Executive Officer of FICC. Pursuant to the TICC Agreement, TICC purchased at fair market value certain assets and rights in two existing restaurants and committed to open an additional ten restaurants by October 11, 2004 with an option to purchase an additional three restaurants. TICC paid to Friendly's $125,000 for development fees for certain of the additional restaurants discussed above and $25,000 for the option to purchase two additional existing restaurants. On
March 21, 2001, TICC and Friendly's agreed to terminate their development agreement and TICC forfeited their exclusive development rights. The $112,500 of unearned development fees were offset against the amounts due from TICC for product purchases.

    FICC's Chairman of the Board and Chief Executive Officer is an officer of TRC. FICC entered into subleases for certain land, buildings and equipment from a subsidiary of TRC. For the years ended December 30, 2001, December 31, 2000 and January 2, 2000, rent expense related to the subleases was approximately $219,000, $312,000 and $302,000, respectively. On May 11, 2001, FICC purchased the first lease position from the master lessee for one of these properties for $100,000 and terminated the sublease with the subsidiary of TRC for approximately $52,000.

    In 1994, TRC Realty LLC (a subsidiary of TRC) entered into a ten-year operating lease for an aircraft for use by both the Company and TRC (which operates restaurants using the trademark Perkins Restaurant and Bakery ("Perkins")). In 1999, this lease was cancelled and TRC Realty LLC entered into a new ten-year operating lease for a new aircraft. The Company shares proportionately with Perkins in reimbursing TRC Realty LLC for leasing, tax and insurance expenses. In addition, the Company also incurs actual usage costs. Total expense for the years ended December 30, 2001, December 31, 2000 and January 2, 2000 was approximately $686,000, $927,000 and $568,000, respectively.

    The Company purchased certain food products used in the normal course of business from a division of TRC. For the years ended December 30, 2001, December 31, 2000 and January 2, 2000, purchases were approximately $618,000, $759,000 and $967,000, respectively.

    In July 2000, the pension plan sold a restaurant property located in Waldorf, Maryland to an independent third party. The Company, the occupant of the property, bought out the remaining full term of the lease for approximately $69,000. As a result of the sale, the pension plan realized a loss of approximately $108,000 in fiscal 2000.

    In August 1999, the pension plan sold a restaurant property located in Randallstown, Maryland, to an independent third party. As a result of the sale, the pension plan realized a loss of $107,500 in 1999. The Company then contributed $107,500 to the pension plan, in settlement of its ongoing obligations under the lease. The Company received an opinion from outside legal counsel to the pension plan verifying that the transaction complied with the Employee Retirement Income Security Act of 1974 because it fell within a recognized exemption to 406(a)(1).

    In June 1999, the Company sold a restaurant business (excluding the related property which was owned by the pension plan), located in Mt. Laurel, New Jersey, to a franchisee of Friendly's Restaurants Franchise, Inc., a subsidiary of FICC. Under the original lease agreement between the

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

15. RELATED PARTY TRANSACTIONS (CONTINUED)
Company and the pension plan, the Company leased the restaurant from the pension plan for approximately $63,000 per annum through June 2001. In conjunction with the Company's sale of the restaurant business to the franchisee, the Company subleased the property, with all of its rights, to the franchisee for an aggregate annual amount of $77,000 through July 31, 2001. Under the terms of the sublease agreement, the pension plan received rental income directly from the franchisee. On March 30, 2001, the franchisee exercised an option to purchase the property directly from the pension plan at fair market value of approximately $712,000.

16. COMMITMENTS AND CONTINGENCIES

    The Company is a party to various legal proceedings arising in the ordinary course of business which management believes, after consultation with legal counsel, will not have a material adverse effect on the Company's consolidated financial position or future operating results.

    As of December 30, 2001, the Company has commitments to purchase approximately $104,356,000 of raw materials, food products and supplies used in the normal course of business that cover periods of one to 12 months. Most of these commitments are noncancelable.

17. RELOCATION OF MANUFACTURING AND DISTRIBUTION FACILITY

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

18. SEGMENT REPORTING (CONTINUED)
Additionally, it sells frozen dessert products to distributors and retail and institutional locations. The Company's franchise segment includes a royalty based on franchise restaurant revenue. In addition, the Company receives rental income from various franchised restaurants. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment. These costs include general and administrative expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarters activities.

    On May 1, 2001, foodservice decreased its ice cream pricing to all restaurants. This resulted in decreased foodservice revenues of 3.2% for the year ended December 30, 2001.

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

    EBITDA represents net income (loss) before (i) extraordinary item, net of income tax effect, (ii) cumulative effect of change in accounting principle, net of income tax effect, (iii) (provision for) benefit from income taxes,
(iv) recovery of write-down of joint venture, (v) interest expense, net,
(vi) depreciation and amortization, (vii) write-downs of property and equipment and (viii) other non-cash items. The Company has included information concerning EBITDA in this Form 10-K because it believes that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company's operating performance.

                                                     FOR THE YEARS ENDED
                                           ----------------------------------------
                                           DECEMBER 30,   DECEMBER 31,   JANUARY 2,
                                               2001           2000          2000
                                           ------------   ------------   ----------
                                                        (IN THOUSANDS)
Revenues:
  Restaurant.............................    $ 447,953      $ 508,976    $ 618,433
  Foodservice............................      234,114        238,992      245,528
  Franchise..............................        9,174          8,710        4,967
  International..........................           --             --           23
                                             ---------      ---------    ---------
    Total................................    $ 691,241      $ 756,678    $ 868,951
                                             =========      =========    =========
Intersegment revenues:
  Restaurant.............................    $      --      $      --    $      --
  Foodservice............................     (129,368)      (157,820)    (183,107)
  Franchise..............................           --             --           --
  International..........................           --             --           --
                                             ---------      ---------    ---------
    Total................................    $(129,368)     $(157,820)   $(183,107)
                                             =========      =========    =========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

18. SEGMENT REPORTING (CONTINUED)

                                                     FOR THE YEARS ENDED
                                           ----------------------------------------
                                           DECEMBER 30,   DECEMBER 31,   JANUARY 2,
                                               2001           2000          2000
                                           ------------   ------------   ----------
                                                        (IN THOUSANDS)
External revenues:
  Restaurant.............................    $ 447,953      $ 508,976    $ 618,433
  Foodservice............................      104,746         81,172       62,421
  Franchise..............................        9,174          8,710        4,967
  International..........................           --             --           23
                                             ---------      ---------    ---------
    Total................................    $ 561,873      $ 598,858    $ 685,844
                                             =========      =========    =========
EBITDA:
  Restaurant.............................    $  53,986      $  45,731    $  56,453
  Foodservice............................       13,496         24,600       26,894
  Franchise..............................        4,359          3,821        2,092
  International..........................           --             --          (83)
  Corporate..............................      (16,242)       (21,854)     (19,562)
  Gain on property and equipment, net....        5,892         10,895        1,038
  Restructuring costs....................         (636)       (12,056)      (1,787)
                                             ---------      ---------    ---------
    Total................................    $  60,855      $  51,137    $  65,045
                                             =========      =========    =========
Interest expense, net--Corporate.........    $  27,310      $  31,053    $  33,694
                                             =========      =========    =========
Recovery of write-down of joint venture--
  Corporate..............................    $      --      $      --    $    (896)
                                             =========      =========    =========
Depreciation and amortization:
  Restaurant.............................    $  18,914      $  20,828    $  25,901
  Foodservice............................        3,449          3,477        3,656
  Franchise..............................          259            339          567
  Corporate..............................        6,405          6,106        4,865
                                             ---------      ---------    ---------
    Total................................    $  29,027      $  30,750    $  34,989
                                             =========      =========    =========
Other non-cash expenses:
  Corporate..............................    $    (298)     $    (527)   $    (563)
  Write-downs of property and
    equipment............................         (800)       (20,834)      (1,913)
                                             ---------      ---------    ---------
    Total................................    $  (1,098)     $ (21,361)   $  (2,476)
                                             =========      =========    =========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

18. SEGMENT REPORTING (CONTINUED)

                                                     FOR THE YEARS ENDED
                                           ----------------------------------------
                                           DECEMBER 30,   DECEMBER 31,   JANUARY 2,
                                               2001           2000          2000
                                           ------------   ------------   ----------
                                                        (IN THOUSANDS)
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of change in accounting
  principle:
  Restaurant.............................    $  35,072      $  24,903    $  30,552
  Foodservice............................       10,047         21,123       23,238
  Franchise..............................        4,100          3,482        1,525
  International..........................           --             --          813
  Corporate..............................      (50,255)       (59,540)     (58,684)
  Gain (loss) on property and equipment,
    net..................................        5,092         (9,939)        (875)
  Restructuring costs....................         (636)       (12,056)      (1,787)
                                             ---------      ---------    ---------
    Total................................    $   3,420      $ (32,027)   $  (5,218)
                                             =========      =========    =========

                                                          FOR THE YEARS ENDED
                                                      ---------------------------
                                                      DECEMBER 30,   DECEMBER 31,
                                                          2001           2000
                                                      ------------   ------------
Capital expenditures, including assets acquired
  under capital leases:
  Restaurant........................................    $ 10,821       $ 18,245
  Foodservice.......................................       2,090          2,667
  Corporate.........................................       1,011          1,535
                                                        --------       --------
    Total...........................................    $ 13,922       $ 22,447
                                                        ========       ========
Total assets:
  Restaurant........................................    $148,475       $199,223
  Foodservice.......................................      38,474         33,880
  Franchise.........................................       7,076          3,745
  Corporate.........................................      58,537         60,838
                                                        --------       --------
    Total...........................................    $252,562       $297,686
                                                        ========       ========

19. CLOSING OF INTERNATIONAL OPERATIONS

    Effective October 15, 1998, Friendly's International, Inc. ("FII"), a subsidiary of FICC, entered into an agreement that provided for the sale of the Company's 50% equity interest in its China joint venture to the joint venture partner and the settlement of FICC's advances to the joint venture for an aggregate of approximately $2,300,000 in notes and $335,000 of equipment. On February 25, 1999, FII received an initial payment of approximately $1,150,000 and arranged for the shipment of the equipment to the United States. Accordingly, the Company recorded a write-down of approximately $3,486,000 as of December 27, 1998 to eliminate the Company's remaining investment in and advances to the joint venture. During the year ended January 2, 2000, the Company received from its joint venture partner $827,000 of cash and $69,000 of equipment as payment for the dissolution of the joint

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

19. CLOSING OF INTERNATIONAL OPERATIONS (CONTINUED) venture partnership, which were recorded as recovery of write-down of joint venture in the accompanying consolidated statement of operations for the year ended January 2, 2000.

20. EXTRAORDINARY ITEM, NET OF INCOME TAXES

    Extraordinary item, net represents the $4,300,000 gain on the repurchase of Senior Notes net of (i) $2,900,000 of deferred financing costs which were expensed as a result of the repayment of Tranche A of the term loans in July 2001 and the repayment of the Old Credit Facility and the repurchase of $21,300,000 of Senior Notes in December 2001, (ii) $500,000 of expenses associated with releasing mortgages, etc. in connection with the repayment of the Old Credit Facility and (iii) $400,000 of income taxes.

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    QUARTER ENDED
                                                  --------------------------------------------------
                                                  APRIL 1,   JULY 1,    SEPTEMBER 30,   DECEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            2001       2001         2001            2001
----------------------------------------          --------   --------   -------------   ------------
2001 (a)
Revenues (b)....................................  $125,719   $151,823     $151,373        $132,958
Operating income................................     1,986     15,278       10,642           2,824
(Loss) income before extraordinary item (c).....    (3,203)     5,032        2,565          (1,274)
Net (loss) income...............................    (3,203)     5,032        2,344            (506)
Basic and diluted (loss) income per share:
  (Loss) income before extraordinary item.......  $  (0.43)  $   0.68     $   0.35        $  (0.17)
                                                  ========   ========     ========        ========
  Net (loss) income.............................  $  (0.43)  $   0.68     $   0.32        $  (0.07)
                                                  ========   ========     ========        ========
Weighted average shares:
  Basic.........................................     7,376      7,364        7,359           7,353
                                                  ========   ========     ========        ========
  Diluted.......................................     7,376      7,370        7,416           7,353
                                                  ========   ========     ========        ========

                                                  APRIL 2,    JULY 2,     OCTOBER 1,     DECEMBER 31,
                                                    2000        2000         2000            2000
                                                  ---------   --------   -------------   -------------
2000 (a)
Revenues (b)....................................  $144,089    $159,048     $161,605        $134,116
Operating (loss) income.........................   (27,672)     10,853       11,265           4,580
Net (loss) income...............................   (18,510)      3,005        3,246           1,453
Basic and diluted (loss) income per share:
  Net (loss) income.............................  $  (2.48)   $   0.40     $   0.44        $   0.19
                                                  ========    ========     ========        ========
Weighted average shares:
  Basic.........................................     7,471       7,438        7,409           7,397
                                                  ========    ========     ========        ========
  Diluted.......................................     7,471       7,498        7,437           7,398
                                                  ========    ========     ========        ========

------------------------

(a) During the year ended December 30, 2001 the Company recorded restructuring costs of $2,536,000 as a result of the Company's restructuring plan announced in October 2001. During the year ended

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

21. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
    December 31, 2000, the Company recorded restructuring costs of $12,056,000 and write-downs of property and equipment of $17,008,000 as a result of the Company's restructuring plan announced in March 2000. The Company reduced the March 2000 restructuring reserve by $1,900,000 during the year ended December 30, 2001.

(b) In April 2001, the Emerging Issues Task Force issued EITF No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The Company adopted EITF No. 00-25 on October 1, 2001 and as a result offset certain retail selling expenses against retail revenue for all periods presented.

(c) See Note 20 for discussion of the $547,000 extraordinary item, net.

22. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    FICC's obligation related to the Senior Notes are guaranteed fully and unconditionally by one of FICC's wholly owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the "Parent Company"), Friendly's Restaurants
Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's
International, Inc., Restaurant Insurance Corporation, and the three new LLC subsidiaries, Friendly's Realty I, LLC, Friendly's Realty II, LLC and Friendly's Realty III, LLC (collectively, the "Non-guarantor Subsidiaries"). All of the LLCs' assets are owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs' assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of December 30, 2001 and December 31, 2000 and for the years ended December 30, 2001 and December 31, 2000 are not presented because management has determined that such information is not material to investors.

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

22. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 30, 2001
                                 (IN THOUSANDS)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
               ASSETS
Current assets:
  Cash and cash equivalents.........  $ 15,116     $  104        $ 1,122        $     --       $ 16,342
  Accounts receivable, net..........     9,468        501             --              --          9,969
  Inventories.......................    12,987         --             --              --         12,987
  Deferred income taxes.............     7,448         99             --             112          7,659
  Prepaid expenses and other current
    assets..........................     8,704      1,002          3,560          (9,530)         3,736
                                      --------     ------        -------        --------       --------
Total current assets................    53,723      1,706          4,682          (9,418)        50,693
Deferred income taxes...............        --        350          1,327          (1,677)            --
Property and equipment, net.........   117,564         --         51,925              --        169,489
Intangibles and deferred costs,
  net...............................    18,271         --          2,937              --         21,208
Investments in subsidiaries.........     5,061         --             --          (5,061)            --
Other assets........................    10,258      4,863          6,229         (10,178)        11,172
                                      --------     ------        -------        --------       --------
Total assets........................  $204,877     $6,919        $67,100        $(26,334)      $252,562
                                      ========     ======        =======        ========       ========

   LIABILITIES AND STOCKHOLDERS'
           (DEFICIT) EQUITY
Current liabilities:
  Current maturities of long-term
    obligations.....................  $  5,489     $   --        $   930        $ (3,500)      $  2,919
  Accounts payable..................    20,505         --             --              --         20,505
  Accrued expenses..................    43,853      1,042          7,491          (5,758)        46,628
                                      --------     ------        -------        --------       --------
Total current liabilities...........    69,847      1,042          8,421          (9,258)        70,052
Deferred income taxes...............    12,149         --             --          (1,565)        10,584
Long-term obligations, less current
  maturities........................   190,308         --         54,070          (5,314)       239,064
Other long-term liabilities.........    28,587      1,095          4,330          (5,136)        28,876
Stockholders' (deficit) equity......   (96,014)     4,782            279          (5,061)       (96,014)
                                      --------     ------        -------        --------       --------
Total liabilities and stockholders'
  (deficit) equity..................  $204,877     $6,919        $67,100        $(26,334)      $252,562
                                      ========     ======        =======        ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

22. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 30, 2001
                                 (IN THOUSANDS)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
Revenues............................  $554,252     $7,621          $ --         $    --        $561,873
Costs and expenses:
  Cost of sales.....................   197,846         --            --              --         197,846
  Labor and benefits................   157,312         --            --              --         157,312
  Operating expenses and write-downs
    of property and equipment.......   115,906        191           525              --         116,622
  General and administrative
    expenses........................    31,679      4,633            --              --          36,312
  Restructuring expenses, net.......       636         --            --              --             636
  Depreciation and amortization.....    28,886         --           141              --          29,027
Gain on franchise sales of
  restaurant operations and
  properties........................    (4,591)        --            --              --          (4,591)
Gain on sales of other property and
  equipment, net....................    (2,021)        --            --              --          (2,021)
Interest expense (income)...........    27,866         --          (556)             --          27,310
                                      --------     ------          ----         -------        --------
Income (loss) before benefit from
  (provision for) income taxes,
  extraordinary item and equity in
  net income of consolidated
  subsidiaries......................       733      2,797          (110)             --           3,420
Benefit from (provision for) income
  taxes.............................       799     (1,147)           48              --            (300)
                                      --------     ------          ----         -------        --------
Income (loss) before extraordinary
  item and equity in net income of
  consolidated subsidiaries.........     1,532      1,650           (62)             --           3,120
Extraordinary item, net of income
  tax expense.......................       547         --            --              --             547
                                      --------     ------          ----         -------        --------
Income (loss) before equity in net
  income of consolidated
  subsidiaries......................     2,079      1,650           (62)             --           3,667
Equity in net income of consolidated
  subsidiaries......................     1,588         --            --          (1,588)             --
                                      --------     ------          ----         -------        --------
Net income (loss)...................  $  3,667     $1,650          $(62)        $(1,588)       $  3,667
                                      ========     ======          ====         =======        ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

22. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 30, 2001
                                 (IN THOUSANDS)

                                        PARENT    GUARANTOR    NON-GUARANTOR
                                       COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   -------------   ------------   ------------
Net cash provided by operating
  activities.........................  $ 15,212      $ 71         $ 2,413        $(2,224)       $ 15,472
                                       --------      ----         -------        -------        --------
Cash flows from investing activities:
  Purchases of property and
    equipment........................   (13,922)       --         (52,061)        52,061         (13,922)
  Proceeds from sales of property and
    equipment........................   108,736        --              --        (52,061)         56,675
  Investment in subsidiaries.........        (3)       --              --              3              --
                                       --------      ----         -------        -------        --------
Net cash provided by (used in)
  investing activities...............    94,811        --         (52,061)             3          42,753
                                       --------      ----         -------        -------        --------
Cash flows from financing activities:
  Proceeds from borrowings...........    79,405        --          55,000             --         134,405
  Repayments of obligations..........  (186,828)       --              --             --        (186,828)
  Payments related to deferred
    financing costs..................    (1,107)       --          (2,941)            --          (4,048)
  Reinsurance deposits received......        --        --           1,280         (1,280)             --
  Reinsurance payments made from
    deposits.........................        --        --          (3,504)         3,504              --
  Stock options exercised............         4        --              --             --               4
  Contribution of capital............        --        --               3             (3)             --
                                       --------      ----         -------        -------        --------
Net cash (used in) provided by
  financing activities...............  (108,526)       --          49,838          2,221         (56,467)
                                       --------      ----         -------        -------        --------
Net increase in cash and cash
  equivalents........................     1,497        71             190             --           1,758
Cash and cash equivalents, beginning
  of year............................    13,619        33             932             --          14,584
                                       --------      ----         -------        -------        --------
Cash and cash equivalents, end of
  year...............................  $ 15,116      $104         $ 1,122        $    --        $ 16,342
                                       ========      ====         =======        =======        ========
Supplemental disclosures:
  Interest paid (received)...........  $ 29,183      $ --         $  (750)       $    --        $ 28,433
  Income taxes (received) paid.......      (422)      596              65             --             239
  Capital lease obligations
    terminated.......................       170        --              --             --             170
  Note received from the sale of
    property and equipment...........     4,250        --              --             --           4,250

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
                                      ========     ======        =======        ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

22. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
Revenues............................  $591,719     $7,139         $  --         $    --        $598,858
Costs and expenses:
  Cost of sales.....................   196,181         --            --              --         196,181
  Labor and benefits................   187,641         --            --              --         187,641
  Operating expenses and write-downs
    of property and equipment.......   142,504         --           281              --         142,785
  General and administrative
    expenses........................    36,499      4,734            --              --          41,233
  Restructuring expenses............    12,056         --            --              --          12,056
  Depreciation and amortization.....    30,750         --            --              --          30,750
Gain on franchise sales of
  restaurant operations and
  properties........................    (5,307)        --            --              --          (5,307)
Gain on sales of other property and
  equipment.........................    (5,507)        --            --              --          (5,507)
Interest expense (income)...........    31,791         --          (738)             --          31,053
                                      --------     ------         -----         -------        --------
(Loss) income before benefit from
  (provision for) income taxes and
  equity in net income of
  consolidated subsidiaries.........   (34,889)     2,405           457              --         (32,027)
Benefit from (provision for) income
  taxes.............................    22,372       (986)         (165)             --          21,221
                                      --------     ------         -----         -------        --------
(Loss) income before equity in net
  income of consolidated
  subsidiaries......................   (12,517)     1,419           292              --         (10,806)
Equity in net income of consolidated
  subsidiaries......................     1,711         --            --          (1,711)             --
                                      --------     ------         -----         -------        --------
Net (loss) income...................  $(10,806)    $1,419         $ 292         $(1,711)       $(10,806)
                                      ========     ======         =====         =======        ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

22. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 30, 2000
                                 (IN THOUSANDS)

                                        PARENT    GUARANTOR    NON-GUARANTOR
                                       COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   -------------   ------------   ------------
Net cash (used in) provided by
  operating activities...............  $ (1,538)     $19           $1,087        $(2,529)       $ (2,961)
                                       --------      ---           ------        -------        --------
Cash flows from investing activities:
  Purchases of property and
    equipment........................   (18,773)      --               --             --         (18,773)
  Proceeds from sales of property and
    equipment........................    43,822       --               --             --          43,822
                                       --------      ---           ------        -------        --------
Net cash provided by investing
  activities.........................    25,049       --               --             --          25,049
                                       --------      ---           ------        -------        --------
Cash flows from financing activities:
  Proceeds from borrowings...........   125,000       --               --             --         125,000
  Repayments of obligations..........  (144,566)      --               --             --        (144,566)
  Reinsurance deposits received......        --       --            2,133         (2,133)             --
  Reinsurance payments made from
    deposits.........................        --       --           (4,662)         4,662              --
                                       --------      ---           ------        -------        --------
Net cash used in financing
  activities.........................   (19,566)      --           (2,529)         2,529         (19,566)
                                       --------      ---           ------        -------        --------
Net increase (decrease) in cash and
  cash equivalents...................     3,945       19           (1,442)            --           2,522
Cash and cash equivalents, beginning
  of year............................     9,674       14            2,374             --          12,062
                                       --------      ---           ------        -------        --------
Cash and cash equivalents, end of
  year...............................  $ 13,619      $33           $  932        $    --        $ 14,584
                                       ========      ===           ======        =======        ========

Supplemental disclosures:
  Interest paid (received)...........  $ 31,314      $--           $ (878)       $    --        $ 30,436
  Income taxes (received) paid.......    (1,174)     903              327             --              56
  Capital lease obligations
    incurred.........................     3,674       --               --             --           3,674
  Capital lease obligations
    terminated.......................       984       --               --             --             984
  Note received from sale of property
    and equipment....................       577       --               --             --             577

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Friendly Ice Cream Corporation:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Friendly Ice Cream Corporation and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended
December 30, 2001, included in this Form 10-K, and have issued our report thereon dated February 11, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying
Schedule II--Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information reflected in the schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP
     ---------------------------------------------------------------------------
                                          ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 11, 2002

                           ANNUAL REPORT ON FORM 10-K
                                   ITEM 14(D)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
  FOR THE YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000
                                 (IN THOUSANDS)

                 COLUMN A                    COLUMN B           COLUMN C            COLUMN D    COLUMN E
                 --------                   ----------   -----------------------   ----------   ---------
                                            BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
                                            BEGINNING    COSTS AND      OTHER                      END
               DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
------------------------------------------  ----------   ----------   ----------   ----------   ---------
                   2001

Reserve for restructuring costs...........    $5,571       $   636    $      --      $3,151      $3,056
                                              ======       =======    =========      ======      ======
Allowance for doubtful accounts--accounts
  receivable..............................    $  413       $   246    $      --      $   71      $  588
                                              ======       =======    =========      ======      ======
Allowance for doubtful accounts--notes
  receivable..............................    $  520       $   414    $      --      $   20      $  914
                                              ======       =======    =========      ======      ======

                   2000

Reserve for restructuring costs...........    $   --       $12,056    $      --      $6,485      $5,571
                                              ======       =======    =========      ======      ======
Allowance for doubtful accounts--accounts
  receivable..............................    $  191       $   253    $      --      $   31      $  413
                                              ======       =======    =========      ======      ======
Allowance for doubtful accounts--notes
  receivable..............................    $  100       $   420    $      --      $   --      $  520
                                              ======       =======    =========      ======      ======

                   1999

Allowance for doubtful accounts--accounts
  receivable..............................    $  164       $    42    $      --      $   15      $  191
                                              ======       =======    =========      ======      ======
Allowance for doubtful accounts--notes
  receivable..............................    $   50       $    50    $      --      $   --      $  100
                                              ======       =======    =========      ======      ======
Reserve for relocation of manufacturing
  and distribution facility...............    $  945       $   142    $      --      $1,087      $   --
                                              ======       =======    =========      ======      ======

                                 EXHIBIT INDEX

         3.1            Restated Articles of Organization of Friendly Ice Cream
                        Corporation (the "Company"). (Incorporated by reference from
                        Exhibit 3.1 to the Company's Registration Statement on
                        Form S-1, Reg. No. 333-34633).

         3.2            Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998,
                        File No. 0-3930).

         4.1 Credit Agreement among the Company, Fleet Bank, N.A and certain other banks and financial institutions ("Credit
                        Agreement") dated as of December 17, 2001.

         4.2            Loan Agreement between the Company's subsidiary, Friendly's
                        Realty I, LLC and G.E Franchise Finance Corporation dated as of December 17, 2001.

         4.3            Loan Agreement between the Company's subsidiary, Friendly's
                        Realty II, LLC and G.E Franchise Finance Corporation dated as of December 17, 2001.

         4.4            Loan Agreement between the Company's subsidiary, Friendly's
                        Realty III, LLC and G.E Franchise Finance Corporation dated as of December 17, 2001.

         4.5            Senior Note Indenture between Friendly Ice Cream
                        Corporation, Friendly's Restaurants Franchise, Inc. and The
                        Bank of New York, as Trustee (Incorporated by reference to
                        Exhibit 4.3 to the Registrant's Annual Report on Form 10-K
                        for the fiscal year ended December 27, 1998, File
                        No. 0-3930).

         4.6            Rights Agreement between the Company and The Bank of New
                        York, a Rights Agent (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on
                        Form S-1, Reg. No. 333-34633).

        10.1            The Company's Stock Option Plan (Incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on
                        Form S-1, Reg. No. 333-34633).*

        10.2 The Company's Restricted Stock Plan (Incorporated by reference from Exhibit 10.2 to the Company's Registration
                        Statement on Form S-1, Reg. No. 333-34633).*

        10.3 Purchase Agreement between Realty Income Corporation as buyer and Company as seller dated December 13, 2001.

        10.9            Sublease between SSP Company, Inc. and the Company, as
                        amended, for the Chicopee, Massachusetts Distribution Center
                        (Incorporated by reference from Exhibit 10.9 to the
                        Company's Registration Statement on Form S-1, Reg.
                        No. 333-34633).

        10.10           TRC Management Contract between the Company and The
                        Restaurant Company (Incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on
                        Form S-1, Reg. No. 333-34633).

        10.11           Aircraft Reimbursement Agreement between the Company and TRC
                        Realty Co (Incorporated by reference to Exhibit 10.11 to the
                        Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, File No. 0-3930).

        10.12           License Agreement between the Company and Hershey Foods
                        Corporation for 1988 Non-Friendly Marks (Incorporated by reference from Exhibit 10.12 to the Company's Registration
                        Statement on Form S-1, Reg. No. 333-34633).

        21.1            Subsidiaries of the Company (Incorporated by reference from
                        Exhibit 21.1 to the Company's Registration Statement on
                        Form S-1, Reg. No. 333-34633).

        23.1            Consent of Arthur Andersen LLP.

*   --Management Contract or Compensatory Plan or Arrangement