Form 10-K/A
period 2001-12-31
FRIENDLY ICE CREAM CORP
filed 2002-04-01
CIK 39135

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1



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

          For a listing of consolidated financial statements which are included in the original report, see page F-1.

     2.   Schedules:

          The following consolidated financial statement schedule and Report of Independent Public Accountants thereon is included in the original report pursuant to item 14(d): Schedule II-- Valuation and Qualifying Accounts. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)       Exhibits:

          The exhibit index is incorporated by reference herein.

(c)       Reports on Form 8-K:

          None

                                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



            FRIENDLY ICE CREAM CORPORATION

            By:  /s/ PAUL V. HOAGLAND
                 -----------------------------------------
                 Name: Paul V. Hoagland
                 Title:SENIOR VICE PRESIDENT, CHIEF
                 FINANCIAL OFFICER, TREASURER AND ASSISTANT
                       CLERK
            Dated March 29, 2002

                                  EXHIBIT INDEX


 3.1 Restated Articles of Organization of Friendly Ice Cream Corporation (the Company). (Incorporated by reference from
                Exhibit 3.1 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).

 3.2 Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, File No. 0-3930).

 4.1 Credit Agreement among the Company, Fleet Bank, N.A and certain other banks and financial institutions (Credit Agreement) dated as of December 17, 2001.**

 4.2 Loan Agreement between the Company's subsidiary, Friendly's Realty I, LLC and G.E Franchise Finance Corporation dated as of December 17, 2001.**

 4.3 Loan Agreement between the Company's subsidiary, Friendly's Realty II, LLC and G.E Franchise Finance Corporation dated as of December 17, 2001.**

 4.4 Loan Agreement between the Company's subsidiary, Friendly's Realty III, LLC and G.E Franchise Finance Corporation dated as of December 17, 2001.**

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

10.1 The Company's Stock Option Plan (Incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).*

10.2 The Company's Restricted Stock Plan (Incorporated by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).*

10.3 Purchase Agreement between Realty Income Corporation as buyer and Company as seller dated December 13, 2001.**

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

10.13 Agreement between Company and Gerald E. Sinsigalli executed October 10, 2001.*

21.1 Subsidiaries of the Company (Incorporated by reference from Exhibit 21.1 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).

23.1            Consent of Arthur Andersen LLP.**



     *  Management Contract or Compensatory Plan or Arrangement
     **  Filed with original report