Form 10-Q
period 2002-03-31
FRIENDLY ICE CREAM CORP
filed 2002-04-30
CIK 39135

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                              OUTSTANDING AT APRIL 8, 2002
                    -----                              ----------------------------
        Common Stock, $.01 par value                         7,353,828 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 30,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  14,519      $  16,342
  Accounts receivable.......................................      10,745          9,969
  Inventories...............................................      16,903         12,987
  Deferred income taxes.....................................       7,659          7,659
  Prepaid expenses and other current assets.................       2,327          3,736
                                                               ---------      ---------
TOTAL CURRENT ASSETS........................................      52,153         50,693

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
  amortization..............................................     163,352        169,489
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated
  amortization..............................................      20,763         21,208
OTHER ASSETS................................................      12,263         11,172
                                                               ---------      ---------
TOTAL ASSETS................................................   $ 248,531      $ 252,562
                                                               =========      =========
           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $     951      $   1,068
  Current maturities of capital lease and finance
    obligations.............................................       1,858          1,851
  Accounts payable..........................................      21,232         20,505
  Accrued salaries and benefits.............................       9,137          9,436
  Accrued interest payable..................................       6,238          1,543
  Insurance reserves........................................      12,950         13,333
  Restructuring reserves....................................       2,397          3,056
  Other accrued expenses....................................      14,460         19,260
                                                               ---------      ---------
TOTAL CURRENT LIABILITIES...................................      69,223         70,052
                                                               ---------      ---------
DEFERRED INCOME TAXES.......................................       9,624         10,584
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current
  maturities................................................       5,796          6,267
LONG-TERM DEBT, less current maturities.....................     232,534        232,797
OTHER LONG-TERM LIABILITIES.................................      28,897         28,876

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock..............................................          74             74
  Additional paid-in capital................................     139,373        139,290
  Accumulated deficit.......................................    (236,990)      (235,378)
                                                               ---------      ---------
TOTAL STOCKHOLDERS' DEFICIT.................................     (97,543)       (96,014)
                                                               ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.................   $ 248,531      $ 252,562
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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE THREE MONTHS ENDED
                                                              ---------------------------
                                                               MARCH 31,       APRIL 1,
                                                                  2002           2001
                                                              ------------   ------------
REVENUES....................................................    $131,486       $125,719

COSTS AND EXPENSES:
  Cost of sales.............................................      45,994         42,060
  Labor and benefits........................................      37,918         39,676
  Operating expenses........................................      28,222         27,094
  General and administrative expenses.......................       8,599          9,332
  Write-downs of property and equipment.....................         120             --
  Depreciation and amortization.............................       6,686          7,552
Loss (gain) on sales of other property and equipment, net...         512         (1,981)
                                                                --------       --------

OPERATING INCOME............................................       3,435          1,986

Interest expense, net.......................................       6,337          7,585
                                                                --------       --------

LOSS BEFORE BENEFIT FROM INCOME TAXES.......................      (2,902)        (5,599)

Benefit from income taxes...................................       1,290          2,396
                                                                --------       --------

NET LOSS AND COMPREHENSIVE LOSS.............................    $ (1,612)      $ (3,203)
                                                                ========       ========

BASIC AND DILUTED NET LOSS PER SHARE........................    $  (0.22)      $  (0.43)
                                                                ========       ========

WEIGHTED AVERAGE BASIC AND DILUTED SHARES...................       7,353          7,376
                                                                ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              FOR THE THREE MONTHS ENDED
                                                              ---------------------------
                                                               MARCH 31,       APRIL 1,
                                                                  2002           2001
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(1,612)       $(3,203)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Stock compensation expense..............................         70             93
    Depreciation and amortization...........................      6,686          7,552
    Write-downs of property and equipment...................        120             --
    Deferred income tax benefit.............................       (960)        (2,396)
    Loss (gain) on sales of other property and equipment,
      net...................................................        512         (1,981)
    Changes in operating assets and liabilities:
      Accounts receivable...................................       (776)           598
      Inventories...........................................     (3,916)        (2,510)
      Other assets..........................................        318             37
      Accounts payable......................................        727           (467)
      Accrued expenses and other long-term liabilities......     (1,562)         4,441
                                                                -------        -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.........       (393)         2,164
                                                                -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (1,563)        (2,026)
  Proceeds from sales of property and equipment.............        964          5,246
                                                                -------        -------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.........       (599)         3,220
                                                                -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings..................................         --          8,000
  Repayments of debt........................................       (380)       (18,627)
  Repayments of capital lease and finance obligations.......       (464)          (572)
  Stock options exercised...................................         13             --
                                                                -------        -------
NET CASH USED IN FINANCING ACTIVITIES.......................       (831)       (11,199)
                                                                -------        -------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................     (1,823)        (5,815)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     16,342         14,584
                                                                -------        -------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $14,519        $ 8,769
                                                                =======        =======

SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) during the period for:
  Interest..................................................    $ 1,343        $ 2,136
  Income taxes..............................................         (3)             2

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    INTERIM FINANCIAL INFORMATION--

    The accompanying condensed consolidated financial statements as of March 31, 2002 and for the first quarters ended March 31, 2002 and April 1, 2001 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive loss of Friendly Ice Cream Corporation ("FICC") and subsidiaries (unless the context indicates otherwise, collectively, the "Company"). Such adjustments consist solely of normal recurring accruals. Operating results for the three month period ended
March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company's business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company's consolidated financial statements, including the notes thereto, which are contained in the 2001 Annual Report on Form 10-K should be read in conjunction with these condensed consolidated financial statements. Capitalized terms not otherwise defined herein should be referenced to the 2001 Annual Report on Form 10-K.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS--

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, restructuring reserves, valuation allowances on net operating losses, pension and other post-retirement benefits expense and the volatility of cream prices. Actual amounts could differ significantly from the estimates.

    REVENUE RECOGNITION--

    The Company's revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of frozen desserts through retail and institutional locations and franchising. The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue upon shipment of product. Reserves for discounts and allowances from retail sales are estimated and accrued when revenue is recorded. Actual amounts could differ materially from the estimates. Franchise royalty income, based on net sales of franchisees, is payable monthly and is recorded on the accrual method. Initial franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

    INSURANCE RESERVES--

    The Company is self-insured through retentions or deductibles for the majority of its workers' compensation, automobile, general liability, employer's liability, product liability and group health insurance programs. Self-insurance amounts vary up to $500,000 per occurrence. Insurance with third parties, some of which is then reinsured through RIC, is in place for claims in excess of these self-insured amounts. RIC reinsured 100% of the risk from $500,000 to $1,000,000 per occurrence through September 2, 2000 for the Company's workers' compensation, general liability, employer's

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. The Company's and RIC's liability for estimated incurred losses are actuarially determined and recorded in the accompanying condensed consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material affect on the Company's insurance expense.

    RESTRUCTURING RESERVES--

    On October 10, 2001, the Company eliminated approximately 70 positions at corporate headquarters. In addition, approximately 30 positions in the restaurant construction and fabrication areas were eliminated by December 30, 2001. The purpose of the reduction was to streamline functions and reduce redundancy amongst its business segments. As a result of the elimination of the positions and the outsourcing of certain functions, the Company reported a pre-tax restructuring charge of approximately $2,536,000 for severance, rent and unusable construction supplies in the year ended December 30, 2001.

    In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next
24 months. As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12,100,000 for severance, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17,000,000 in the year ended December 31, 2000. The Company reduced the restructuring reserve by $1,900,000 during the year ended December 30, 2001 since the reserve exceeded estimated remaining payments.

    As of March 31, 2002, the remaining restructuring reserve was $2,397,000. The restructuring reserves may be increased or decreased based upon remaining payments, which could vary materially from the estimates depending upon the timing of store closings and other factors.

    INCOME TAXES--

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. As of December 30, 2001 and March 31, 2002, a valuation allowance of $11,295,000 existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

    PENSION AND OTHER POST-RETIREMENT BENEFITS--

    The determination of the Company's obligation and expense for pension and other post-retirement benefits is dependent upon the selection of certain assumptions used by actuaries in calculating such

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amounts. Those assumptions include, among other things, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While FICC believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other post-retirement obligations and expense.

    VOLATILITY OF CREAM PRICES--

    The cost of cream, the principal ingredient used in making ice cream, affects cost of sales as a percentage of total revenues, especially in foodservice's retail business. The Company believes that cream prices will be slightly higher in 2002 than in 2001. A $0.10 increase in the cost of a pound of AA butter adversely affects the Company's annual cost of sales by approximately $1,100,000. To minimize risk, alternative supply sources continue to be pursued. However, no assurance can be given that the Company will be able to offset any cost increases in the future and future increases in cream could have a material adverse effect on the Company's results of operations.

    DEBT--

    In December 2001, the Company completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of $64,545,000 outstanding under the Old Credit Facility and the repurchase of approximately $21,300,000 in Senior Notes for $17,000,000 with the proceeds from $55,000,000 in long-term mortgage financing (the "Mortgage Financing") and a $33,700,000 sale and leaseback transaction (the "Sale/Leaseback Financing"). In addition, FICC secured a new $30,000,000 revolving credit facility of which up to $20,000,000 is available to support letters of credit. The $30,000,000 commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs (the "New Credit Facility").

    INVENTORIES--

    Inventories are stated at the lower of first-in, first-out cost or market. Inventories as of March 31, 2002 and December 30, 2001 were as follows (in thousands):

                                                        MARCH 31,   DECEMBER 30,
                                                          2002          2001
                                                        ---------   ------------
Raw materials.........................................   $   828       $ 1,269
Goods in process......................................       142            73
Finished goods........................................    15,933        11,645
                                                         -------       -------
Total.................................................   $16,903       $12,987
                                                         =======       =======

    RECLASSIFICATIONS--

    Certain prior year amounts have been reclassified to conform with current year presentation.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

2.  NET LOSS PER SHARE

    Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted loss per share because to do so would have been antidilutive, was 389,000 and 650,000 for the three months ended
March 31, 2002 and April 1, 2001, respectively.

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

    On May 1, 2001, foodservice decreased its ice cream pricing to all restaurants. This resulted in decreased foodservice revenues of 3.9% for the three months ended March 31, 2002.

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

3.  SEGMENT REPORTING (CONTINUED)
    EBITDA represents net income (loss) before (i) benefit from income taxes,
(ii) interest expense, net, (iii) depreciation and amortization,
(iv) write-downs of property and equipment and (v) other non-cash items. The Company has included information concerning EBITDA in this Form 10-Q because it believes that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company's operating performance.

                                                    FOR THE THREE MONTHS ENDED
                                                    ---------------------------
                                                     MARCH 31,       APRIL 1,
                                                        2002           2001
                                                    ------------   ------------
                                                          (IN THOUSANDS)
Revenues:
  Restaurant......................................    $104,256       $107,145
  Foodservice.....................................      54,133         47,822
  Franchise.......................................       2,129          1,561
                                                      --------       --------
    Total.........................................    $160,518       $156,528
                                                      ========       ========

Intersegment revenues:
  Restaurant......................................    $     --       $     --
  Foodservice.....................................     (29,032)       (30,809)
  Franchise.......................................          --             --
                                                      --------       --------
    Total.........................................    $(29,032)      $(30,809)
                                                      ========       ========

External revenues:
  Restaurant......................................    $104,256       $107,145
  Foodservice.....................................      25,101         17,013
  Franchise.......................................       2,129          1,561
                                                      --------       --------
    Total.........................................    $131,486       $125,719
                                                      ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

3.  SEGMENT REPORTING (CONTINUED)

                                                    FOR THE THREE MONTHS ENDED
                                                    ---------------------------
                                                     MARCH 31,       APRIL 1,
                                                        2002           2001
                                                    ------------   ------------
                                                          (IN THOUSANDS)
EBITDA:
  Restaurant......................................    $ 10,228       $  8,767
  Foodservice.....................................       3,674          3,079
  Franchise.......................................       1,327            494
  Corporate.......................................      (4,403)        (4,593)
  (Loss) gain on property and equipment, net......        (515)         1,884
                                                      --------       --------
    Total.........................................    $ 10,311       $  9,631
                                                      ========       ========
Interest expense, net--Corporate..................    $  6,337       $  7,585
                                                      ========       ========
Depreciation and amortization:
  Restaurant......................................    $  4,626       $  5,046
  Foodservice.....................................         671            854
  Franchise.......................................          74             60
  Corporate.......................................       1,315          1,592
                                                      --------       --------
    Total.........................................    $  6,686       $  7,552
                                                      ========       ========
Other non-cash expenses:
  Corporate.......................................    $     70       $     93
  Write-downs of property and equipment...........         120             --
                                                      --------       --------
    Total.........................................    $    190       $     93
                                                      ========       ========
Income (loss) before income taxes:
  Restaurant......................................    $  5,602       $  3,721
  Foodservice.....................................       3,003          2,225
  Franchise.......................................       1,253            434
  Corporate.......................................     (12,125)       (13,863)
  (Loss) gain on property and equipment, net......        (635)         1,884
                                                      --------       --------
    Total.........................................    $ (2,902)      $ (5,599)
                                                      ========       ========

                                                        MARCH 31,   DECEMBER 30,
                                                          2002          2001
                                                        ---------   ------------
Capital expenditures, including assets acquired under
  capital leases:
  Restaurant..........................................  $  1,200      $ 10,821
  Foodservice.........................................       368         2,090
  Corporate...........................................        (5)        1,011
                                                        --------      --------
    Total.............................................  $  1,563      $ 13,922
                                                        ========      ========
Total assets:
  Restaurant..........................................  $144,443      $148,475
  Foodservice.........................................    41,636        38,474
  Franchise...........................................     6,384         7,076
  Corporate...........................................    56,068        58,537
                                                        --------      --------
    Total.............................................  $248,531      $252,562
                                                        ========      ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

4.  NEW ACCOUNTING PRONOUNCEMENTS

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The impact of adopting SFAS No. 144 on December 31, 2001 had no material effect on the Company's financial condition or results of operations.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets. The new rules became effective for the Company on December 31, 2001. The impact of adopting SFAS No. 142 on December 31, 2001 had no effect on the Company's financial condition or results of operations and the Company is continuing to amortize its license agreement related to certain trademarked products over the term of the license agreement.

    In April 2001, the FASB reached consensus on Emerging Issues Task Force ("EITF") Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF Issue No. 00-25 was effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable. EITF Issue
No. 00-25 requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs. As a result of EITF Issue No. 00-25, certain costs previously recorded as expense have been reclassified and offset against revenue for the quarter ended April 1, 2001.

5.  RESTRUCTURING RESERVES

    The following represents the reserve and activity associated with the March 2000 and October 2001 restructurings (in thousands):

                                                           FOR THE THREE MONTHS ENDED APRIL 1, 2001
                                                        -----------------------------------------------
                                                          RESTRUCTURING                  RESTRUCTURING
                                                         RESERVES AS OF                  RESERVES AS OF
                                                        DECEMBER 31, 2000   COSTS PAID   APRIL 1, 2001
                                                        -----------------   ----------   --------------
  Severance pay.......................................        $   74          $ (74)          $   --
  Rent................................................         3,585           (278)           3,307
  Utilities and real estate taxes.....................         1,105           (210)             895
  Demarking...........................................           138            (12)             126
  Lease termination costs.............................           120             --              120
  Inventory...........................................             5             (5)              --
  Other...............................................           544           (148)             396
                                                              ------          -----           ------
    Total.............................................        $5,571          $(727)          $4,844
                                                              ======          =====           ======

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

5.  RESTRUCTURING RESERVES (CONTINUED)

                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                               ----------------------------------------------------------
                                                 RESTRUCTURING                             RESTRUCTURING
                                                RESERVES AS OF                             RESERVES AS OF
                                               DECEMBER 30, 2001   EXPENSE    COSTS PAID   MARCH 31, 2002
                                               -----------------   --------   ----------   --------------
  Severance pay..............................       $  516           $ --        $(408)         $  108
  Rent.......................................        1,318             --         (136)          1,182
  Utilities and real estate taxes............          185             91          (78)            198
  Equipment..................................          480             --           --             480
  Outplacement services......................            6             --           (1)              5
  Other......................................          551            (91)         (36)            424
                                                    ------           ----        -----          ------
    Total....................................       $3,056           $ --        $(659)         $2,397
                                                    ======           ====        =====          ======

    Based on information currently available, management believes that the restructuring reserve as of March 31, 2002 is adequate and not excessive.

6.  FRANCHISE TRANSACTIONS

    In 2000, the Company and its first franchisee, Davco, agreed to terminate Davco's rights as the exclusive developer of new Friendly's restaurants in Maryland, Delaware, the District of Columbia and northern Virginia, effective December 28, 2000. Davco has the right to close up to 16 existing franchised locations and will operate the remaining 32 locations under their respective existing franchise agreements until such time as a new franchisee is found for those locations. The existing franchise agreements for the 32 locations were modified as of December 29, 2001 to allow early termination subject to liquidated damages on 22 of the 32 franchise agreements. Effective August 6, 2001, Davco transferred its rights to three franchised locations to a third party. Davco closed two units during the year ended December 30, 2001. During the quarter ended March 31, 2002, Davco transferred its rights to eight additional franchised locations to three separate third parties.

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    FICC's obligation related to the Senior Notes are guaranteed fully and unconditionally by one of FICC's wholly owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the "Parent Company"), Friendly's Restaurants
Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's
International, Inc., Restaurant Insurance Corporation, and the three LLC subsidiaries created in 2001, Friendly's Realty I, LLC, Friendly's Realty II, LLC and Friendly's Realty III, LLC (collectively, the "Non-guarantor Subsidiaries"). All of the LLCs' assets are owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs' assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of March 31, 2002 and April 1, 2001 and for the three months ended March 31, 2002 and April 1, 2001 are not presented because management has determined that such information is not material to investors.

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2002
                                 (In thousands)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
               Assets
Current assets:
  Cash and cash equivalents.........  $ 12,449     $   16        $ 2,054        $     --       $ 14,519
  Accounts receivable, net..........    10,087        658             --              --         10,745
  Inventories.......................    16,903         --             --              --         16,903
  Deferred income taxes.............     7,448         99             --             112          7,659
  Prepaid expenses and other current
    assets..........................     6,606        255          3,503          (8,037)         2,327
                                      --------     ------        -------        --------       --------
Total current assets................    53,493      1,028          5,557          (7,925)        52,153
Deferred income taxes...............        --        350          1,327          (1,677)            --
Property and equipment, net.........   111,956         --         51,396              --        163,352
Intangibles and deferred costs,
  net...............................    17,884         --          2,879              --         20,763
Investments in subsidiaries.........     5,254         --             --          (5,254)            --
Other assets........................    11,348      5,100          6,229         (10,414)        12,263
                                      --------     ------        -------        --------       --------
Total assets........................  $199,935     $6,478        $67,388        $(25,270)      $248,531
                                      ========     ======        =======        ========       ========
Liabilities and Stockholders' (Deficit) Equity

Current liabilities:
  Current maturities of long-term
    obligations.....................  $  5,358     $   --        $   951        $ (3,500)      $  2,809
  Accounts payable..................    21,232         --             --              --         21,232
  Accrued expenses..................    41,137        271          8,076          (4,302)        45,182
                                      --------     ------        -------        --------       --------
Total current liabilities...........    67,727        271          9,027          (7,802)        69,223
Deferred income taxes...............    11,189         --             --          (1,565)         9,624
Long-term obligations, less current
  maturities........................   189,837         --         53,807          (5,314)       238,330
Other long-term liabilities.........    28,725      1,057          4,450          (5,335)        28,897
Stockholders' (deficit) equity......   (97,543)     5,150            104          (5,254)       (97,543)
                                      --------     ------        -------        --------       --------
Total liabilities and stockholders'
  (deficit) equity..................  $199,935     $6,478        $67,388        $(25,270)      $248,531
                                      ========     ======        =======        ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 (In thousands)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
Revenues............................  $129,699     $1,787        $    --         $  --         $131,486
Costs and expenses:
  Cost of sales.....................    45,994         --             --            --           45,994
  Labor and benefits................    37,918         --             --            --           37,918
  Operating expenses and write-downs
    of property and equipment.......    30,091         --         (1,749)           --           28,342
  General and administrative
    expenses........................     7,435      1,164             --            --            8,599
  Depreciation and amortization.....     6,099         --            587            --            6,686
Loss on sales of other property and
  equipment, net....................       512         --             --            --              512
Interest expense....................     5,174         --          1,163            --            6,337
                                      --------     ------        -------         -----         --------

(Loss) income before benefit from
  (provision for) income taxes and
  equity in net income of
  consolidated subsidiaries.........    (3,524)       623             (1)           --           (2,902)

Benefit from (provision for) income
  taxes.............................     1,664       (255)          (119)           --            1,290
                                      --------     ------        -------         -----         --------

(Loss) income before equity in net
  income of consolidated
  subsidiaries......................    (1,860)       368           (120)           --           (1,612)

Equity in net income of consolidated
  subsidiaries......................       248         --             --          (248)              --
                                      --------     ------        -------         -----         --------

Net (loss) income...................  $ (1,612)    $  368        $  (120)        $(248)        $ (1,612)
                                      ========     ======        =======         =====         ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 (In thousands)

                                        PARENT    GUARANTOR    NON-GUARANTOR
                                       COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   -------------   ------------   ------------
Net cash (used in) provided by
  operating activities...............  $(1,479)      $(88)         $1,054        $   120         $  (393)
                                       -------       ----          ------        -------         -------
Cash flows from investing activities:
  Purchases of property and
    equipment........................   (1,563)        --              --             --          (1,563)
  Proceeds from sales of property and
    equipment........................      964         --              --             --             964
                                       -------       ----          ------        -------         -------
Net cash used in investing
  activities.........................     (599)        --              --             --            (599)
                                       -------       ----          ------        -------         -------

Cash flows from financing activities:
  Repayments of obligations..........     (602)        --            (242)            --            (844)
  Stock options exercised............       13                                                        13
  Reinsurance deposits received......       --         --           1,000         (1,000)             --
  Reinsurance payments made from
    deposits.........................       --         --            (880)           880              --
                                       -------       ----          ------        -------         -------
Net cash used in financing
  activities.........................     (589)        --            (122)          (120)           (831)
                                       -------       ----          ------        -------         -------

Net (decrease) increase in cash and
  cash equivalents...................   (2,667)       (88)            932             --          (1,823)

Cash and cash equivalents, beginning
  of period..........................   15,116        104           1,122             --          16,342
                                       -------       ----          ------        -------         -------

Cash and cash equivalents, end of
  period.............................  $12,449       $ 16          $2,054        $    --         $14,519
                                       =======       ====          ======        =======         =======

Supplemental disclosures:
  Interest paid......................  $   180       $ --          $1,163        $    --         $ 1,343
  Income taxes (refunded) paid.......       (5)         2              --             --              (3)

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
                                 (In thousands)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
Revenues............................  $124,526     $1,193         $  --          $  --         $125,719
Costs and expenses:
  Cost of sales.....................    42,060         --            --             --           42,060
  Labor and benefits................    39,676         --            --             --           39,676
  Operating expenses and write-downs
    of property and equipment.......    27,103         --            (9)            --           27,094
  General and administrative
    expenses........................     8,173      1,159            --             --            9,332
  Depreciation and amortization.....     7,552         --            --             --            7,552
Gain on sales of other property and
  equipment, net....................    (1,981)        --            --             --           (1,981)
Interest expense (income)...........     7,806         --          (221)            --            7,585
                                      --------     ------         -----          -----         --------

(Loss) income before benefit from
  (provision for) income taxes and
  equity in net income of
  consolidated subsidiaries.........    (5,863)        34           230             --           (5,599)

Benefit from (provision for) income
  taxes.............................     2,491        (14)          (81)            --            2,396
                                      --------     ------         -----          -----         --------

(Loss) income before equity in net
  income of consolidated
  subsidiaries......................    (3,372)        20           149             --           (3,203)

Equity in net income of consolidated
  subsidiaries......................       169         --            --           (169)              --
                                      --------     ------         -----          -----         --------

Net (loss) income...................  $ (3,203)    $   20         $ 149          $(169)        $ (3,203)
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
                                 (In thousands)

                                       PARENT    GUARANTOR    NON-GUARANTOR
                                      COMPANY    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
Net cash provided by (used in)
  operating activities..............  $  1,986      $(21)         $1,184         $(985)        $  2,164
                                      --------      ----          ------         -----         --------

Cash flows from investing
  activities:
  Purchases of property and
    equipment.......................    (2,026)       --              --            --           (2,026)
  Proceeds from sales of property
    and equipment...................     5,246        --              --            --            5,246
                                      --------      ----          ------         -----         --------
Net cash provided by investing
  activities........................     3,220        --              --            --            3,220
                                      --------      ----          ------         -----         --------

Cash flows from financing
  activities:
  Proceeds from borrowings..........     8,000        --              --            --            8,000
  Repayments of obligations.........   (19,199)       --              --            --          (19,199)
  Reinsurance payments made from
    deposits........................        --        --            (962)          962               --
                                      --------      ----          ------         -----         --------
Net cash used in financing
  activities........................   (11,199)       --            (962)          962          (11,199)
                                      --------      ----          ------         -----         --------

Net (decrease) increase in cash and
  cash equivalents..................    (5,993)      (21)            222           (23)          (5,815)

Cash and cash equivalents, beginning
  of period.........................    13,619        33             932            --           14,584
                                      --------      ----          ------         -----         --------

Cash and cash equivalents, end of
  period............................  $  7,626      $ 12          $1,154         $ (23)        $  8,769
                                      ========      ====          ======         =====         ========

Supplemental disclosures:
  Interest paid (received)..........  $  2,357      $ --          $ (221)        $  --         $  2,136
  Income taxes paid.................        --         2              --            --                2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN.

    FORWARD LOOKING STATEMENTS

    Statements contained herein that are not historical facts constitute "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties which could cause results to differ materially from those anticipated. These factors include the Company's highly competitive business environment, exposure to commodity prices, risks associated with the foodservice industry, the ability to retain and attract new employees, government regulations, the Company's high geographic concentration in the Northeast and its attendant weather patterns, conditions needed to meet restaurant re-imaging and new opening targets and risks associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company's prospects in general are included in the Company's other filings with the Securities and Exchange Commission.

    OVERVIEW

    Friendly's owns and operates 390 restaurants, franchises 160 full-service restaurants and six non-traditional units and manufactures a full line of frozen desserts distributed through more than 3,500 supermarkets and other retail locations in 17 states. The restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

    Following is a summary of the Company-owned and franchised units:

                                                    FOR THE THREE MONTHS ENDED
                                                    ---------------------------
                                                     MARCH 31,       APRIL 1,
                                                        2002           2001
                                                    ------------   ------------
COMPANY UNITS:
Beginning of period...............................      393            449
Closings..........................................       (3)           (11)
                                                        ---            ---
End of Period.....................................      390            438
                                                        ===            ===

FRANCHISED UNITS:
Beginning of period...............................      167            127
Openings..........................................        2              1
Closings..........................................       (3)            --
                                                        ---            ---
End of Period.....................................      166            128
                                                        ===            ===

    REVENUES:

    Total revenues increased $5.8 million, or 4.6%, to $131.5 million for the first quarter ended March 31, 2002 from $125.7 million for the same quarter in 2001. Restaurant revenues decreased $2.8 million, or 2.7%, to $104.3 million for the first quarter of 2002 from $107.1 million for the same quarter in 2001. Restaurant revenues decreased by $11.9 million in the 2002 period as compared to the 2001 period due to the closing of 19 under-performing restaurants and the re-franchising of 57 additional locations over the past 15 months. Closing of restaurants accounted for $1.5 million of the restaurant revenue decline in the 2002 period as compared to the 2001 period and re-franchising reduced restaurant revenues by an additional $10.4 million in the 2002 period as compared to the 2001 period. Partially offsetting these decreases was an 8.8% increase in comparable restaurant revenues from the 2001 quarter to the 2002 quarter. Revenues from the one location open less than one year were $0.3 million. Foodservice (product sales to franchisees, retail and institutional) revenues increased by $8.1 million, or 47.5%, to $25.1 million for the first quarter ended March 31, 2002 from $17.0 million for the same quarter in 2001. The increase in the number of franchised units and increases in comparable franchised restaurant revenues accounted for $4.7 million of the increase, sales to foodservice retail supermarket customers increased by $3.6 million and sales to outside distributors decreased by $0.2 million. On May 1, 2001, foodservice decreased its ice cream pricing to all restaurants. This resulted in decreased foodservice revenues of 3.9% for the three months ended March 31, 2002. Franchise revenue increased $0.5 million, or 36.4%, to $2.1 million for the first quarter ended March 31, 2002 compared to $1.6 million for the same quarter in 2001. The increase is largely the result of the difference in the number of franchised locations operating during each period. Comparable franchised restaurant revenues also rose in the 2002 period when compared to the same period in 2001. There were 166 franchise units open at March 31, 2002 compared to 128 franchise units open at April 1, 2001.

    COST OF SALES:

    Cost of sales increased $3.9 million, or 9.3%, to $46.0 million for the three months ended March 31, 2002 from $42.1 million for the same period in 2001. Cost of sales as a percentage of total revenues increased to 35.0% for the quarter ended March 31, 2002 from 33.5% for the same period in 2001. The higher food cost as a percentage of total revenue was partially due to a shift in sales mix from Company-owned restaurant sales to foodservice sales and a shift in restaurant sales to entrees with a higher food cost as a percentage of revenues. Foodservice sales to franchisees and retail customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons. The cost of cream, the principal ingredient used in making ice cream, was lower in 2002 when compared to 2001; however, the Company expects that cream prices will increase during the remainder of 2002. In May 2001, the Company raised prices to its retail customers, which decreased cost of sales as a percentage of revenues. To minimize risk, alternative supply sources continue to be pursued.

    LABOR AND BENEFITS:

    Labor and benefits decreased $1.8 million, or 4.5%, to $37.9 million for the first quarter ended March 31, 2002 from $39.7 million for the same quarter in 2001. Labor and benefits as a percentage of total revenues decreased to 28.8% for the first quarter ended March 31, 2002 from 31.6% for the same quarter in 2001. The lower labor cost as a percentage of total revenue is partially the result of revenue increases derived from additional franchised locations and higher sales to foodservice retail supermarket customers, which do not have any associated restaurant labor and benefits. In addition, the closing of 19 under-performing Company-owned units over the past 15 months improved the relationship of restaurant labor and benefits to restaurant sales as well as to total revenues.

    OPERATING EXPENSES:

    Operating expenses increased $1.1 million, or 4.1%, to $28.2 million for the first quarter ended March 31, 2002 from $27.1 million for the same quarter in 2001. Operating expenses as a percentage of total revenues were 21.5% and 21.6% for the first quarters ended March 31, 2002 and April 1, 2001, respectively. The decrease as a percentage of total revenues resulted from lower costs for restaurant utilities and snow removal in the 2002 period. These benefits were mostly offset by higher costs for restaurant rent associated with the December 2001 sale/leaseback transaction and higher costs for foodservice retail selling expense in the 2002 period when compared to the 2001 period.

    GENERAL AND ADMINISTRATIVE EXPENSES:

    General and administrative expenses were $8.6 million and $9.3 million for the first quarters ended March 31, 2002 and April 1, 2001, respectively. General and administrative expenses as a percentage of total revenues decreased to 6.5% for the first quarter ended March 31, 2002 from 7.4% for the same period in 2001. The decrease is primarily the result of the elimination of certain management and administrative positions associated with the Company's closing of 19 locations and the re-franchising of 57 locations over the past 15 months. In October 2001, the Company eliminated approximately 70 positions at corporate headquarters. The Company has a hiring freeze at its corporate headquarters.

    EBITDA:

    As a result of the above, EBITDA (EBITDA represents net income (loss) before (i) benefit from income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) write-downs of property and equipment and (v) other non-cash items) increased $0.7 million, or 7.3%, to $10.3 million for the quarter ended March 31, 2002 from $9.6 million for the same quarter in 2001. EBITDA as a percentage of total revenues was 7.8% and 7.7% for the 2002 and 2001 periods, respectively.

    DEPRECIATION AND AMORTIZATION:

    Depreciation and amortization decreased $0.9 million, or 11.5%, to $6.7 million for the first quarter ended March 31, 2002 from $7.6 million for the same quarter in 2001. Depreciation and amortization as a percentage of total revenues was 5.1% and 6.0% in the 2002 and 2001 quarters, respectively. The reduction reflects the impact on depreciation associated with the Company's closing of 19 locations and the re-franchising of 57 locations over the past
15 months.

    (LOSS) GAIN ON SALES OF OTHER PROPERTY AND EQUIPMENT, NET:

    The loss on sales of other property and equipment, net was $0.5 million for the quarter ended March 31, 2002 as compared to a gain of $2.0 million for the quarter ended April 1, 2001. The loss in the 2002 quarter primarily resulted from the sale of idle land and two closed locations. The gain in the 2001 quarter primarily resulted from the sale of 11 closed locations.

    WRITE-DOWNS OF PROPERTY AND EQUIPMENT:

    Write-downs of property and equipment were $0.1 million for the three months ended March 31, 2002 as a result of a write down of a vacant land parcel.

    INTEREST EXPENSE, NET:

    Interest expense, net of capitalized interest and interest income, decreased by $1.3 million, or 16.5%, to $6.3 million for the first quarter ended
March 31, 2002 from $7.6 million for the same period in 2001. The decrease is primarily impacted by the decrease in the average outstanding debt in the 2002 quarter compared to the 2001 quarter as a result of the Refinancing Plan. Total outstanding debt, including capital lease obligations, was reduced from $287.6 million at April 1, 2001 to $241.1 million at March 31, 2002.

    BENEFIT FROM INCOME TAXES:

    The benefit from income taxes was $1.3 million, an effective tax rate of 44%, for the first quarter ended March 31, 2002 compared to a benefit from taxes of $2.4 million, or 43%, for the 2001 quarter. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change.

    NET LOSS:

    Net loss was $1.6 million and $3.2 million for the first quarters ended March 31, 2002 and April 1, 2001, respectively, for the reasons discussed above.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash used in operating activities was $0.4 million for the first quarter ended March 31, 2002 compared to net cash provided by operations of $2.2 million for the same quarter of 2001. During the three months ended
March 31, 2002, inventories increased $3.9 million in an effort to build manufactured inventory to take advantage of lower cream prices. Accrued expenses and other long-term liabilities decreased $1.6 million as a result of $3.9 million of payments made for corporate and restaurant bonuses, $0.7 million of payments made against the restructuring reserve and $1.2 million of payments made for accrued construction costs. These decreases were offset by an increase in accrued interest of $4.7 million related to the timing of interest payment dates. During the 2001 quarter, inventory increased $2.5 million as a result of anticipated increases in retail sales. Accrued expenses and other long-term liabilities increased $4.4 million from December 31, 2000 to April 1, 2001 primarily due to a $5.2 million increase in accrued interest on the Senior Notes due to four months accrued at April 1, 2001 compared to one month accrued at December 31, 2000. This increase was offset by $1.0 million of payments made against the captive insurance company's reserves for workers compensation claims. Available borrowings under the revolving credit facility were $17.1 million as of March 31, 2002. Total letters of credit issued and outstanding were approximately $12.9 million and there were no revolving credit loans outstanding.

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

    Net cash (used in) provided by investing activities was ($0.6 million) and $3.2 million for the three months ended March 31, 2002 and April 1, 2001, respectively. Capital expenditures for restaurant operations were approximately $1.2 million and $1.3 million for the quarters ended March 31, 2002 and April 1, 2001, respectively. Capital expenditures were offset by proceeds from the sales of property and equipment of $1.0 million and $5.2 million in the 2002 quarter and the 2001 quarter, respectively.

    The Company had a working capital deficit of $17.1 million as of March 31, 2002. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

    In December 2001, the Company completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of the $64.5 million outstanding under the Old Credit Facility and the repurchase of approximately $21.3 million in Senior Notes with the proceeds from $55.0 million in long-term mortgage financing (the "Mortgage Financing") and a $33.7 million sale and leaseback transaction (the "Sale/Leaseback Financing"). In addition, FICC secured a new $30.0 million revolving credit facility of which up to $20.0 million is available to support letters of credit. The $30.0 million commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs (the "New Credit Facility"). As of March 31, 2002, $17.1 million was available for additional borrowings under the New Credit Facility. The refinancing improved the

Company's financial condition by reducing total debt by approximately $30.8 million and by extending the average life of the Company's debt.

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

    The Mortgage Financing has a maturity date of January 1, 2022 and is amortized over 20 years. Interest on $10.0 million of the Mortgage Financing is variable and is the sum of the 30-day LIBOR rate in effect (1.87875% at March 31, 2002) plus 6% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances which are reamortized over the remaining life of the mortgages. The remaining $45.0 million of the Mortgage Financing bears interest at a fixed annual rate of 10.16%. Each promissory note may be prepaid in full. The variable rate notes are subject to prepayment penalties during the first five years. The fixed rate notes may not be prepaid without the Company providing the note holders with a yield maintenance premium.

    The Mortgage Financing requires the Company to maintain an annual fixed charge coverage ratio, as defined, of at least 1.10 to 1 and each LLC to maintain a fixed charge coverage ratio, as defined, on an aggregate restaurant basis of at least 1.25 to 1.

    The New Credit Facility is secured by substantially all of the assets of FICC and two of its six subsidiaries, Friendly's Restaurants Franchise Inc. and Friendly's International Inc. These two subsidiaries also guaranty FICC's obligations under the New Credit Facility. The New Credit Facility expires on December 17, 2004. As of March 31, 2002, there were no revolving credit loans outstanding.

    The revolving credit loans bear interest at the Company's option at either
(a) the Base Rate plus the applicable margin as in effect from time to time (the "Base Rate") (7.25% at March 31, 2002) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the "Eurodollar Rate") (6.33% at March 31, 2002).

    As of March 31, 2002 and December 30, 2001, total letters of credit issued and outstanding were approximately $12.9 million and $14.6 million, respectively.

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

    In connection with the Refinancing Plan, in December 2001, the Company entered into and accounted for the Sale/Leaseback Financing, which provided approximately $33.7 million of proceeds to the Company. The Company sold 44 properties operating as Friendly's Restaurants and entered into a master lease with the buyer to lease the 44 properties for an initial term of 20 years under a triple net lease. There are four five-year renewal options and lease payments are subject to escalator provisions every five years based upon increases in the Consumer Price Index. A gain of $11.3 million was deferred and was included in other accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets. The deferred gain is being amortized in proportion to the rent charged to expense over the initial lease term.

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

    The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for 2002 are anticipated to be $16.0 million in the aggregate, of which $13.0 million is expected to be spent on restaurant operations. The Company's actual 2002 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the New Credit Facility will be sufficient to meet the Company's anticipated operating requirements, capital requirements and obligations associated with the restructuring.

    The following represents the contractual obligations and commercial commitments of the Company as of March 31, 2002 (in thousands):

                                                                     PAYMENTS DUE BY PERIOD
                                                          ---------------------------------------------
CONTRACTUAL OBLIGATIONS:                        TOTAL       2002     2003-2004   2005-2006   THEREAFTER
------------------------                       --------   --------   ---------   ---------   ----------
Long-term debt...............................  $233,485    $  688     $2,124      $2,605      $228,068
Capital lease obligations....................    11,564     1,941      2,940       1,817         4,866
Operating leases.............................   158,333    16,869     30,175      24,503        86,786
Purchase commitments.........................    86,218    78,200      7,945          65             8

                                                         AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
                                                      -----------------------------------------------
OTHER COMMERCIAL COMMITMENTS:               TOTAL       2002      2003-2004   2005-2006    THEREAFTER
-----------------------------              --------   ---------   ---------   ----------   ----------
Revolving credit facility................  $17,089    $    --      $17,089    $     --     $      --
Letters of credit........................   12,911         --       12,911          --            --

    SEASONALITY

    Due to the seasonality of frozen dessert consumption, and the effect from time to time of weather on patronage of the restaurants, the Company's revenues and EBITDA are typically higher in its second and third fiscal quarters.

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

    SIGNIFICANT ACCOUNTING POLICIES

    Financial Reporting Release No. 60 issued by the Securities and Exchange Commission requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company. The Company's consolidated financial statements, including the notes thereto, which are contained in the 2001 Annual Report on Form 10-K should be read in conjunction with this discussion.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS--

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, restructuring reserves, valuation allowances on net operating losses, pension and other post-retirement benefits expense and the volatility of cream prices. Actual amounts could differ significantly from the estimates.

    REVENUE RECOGNITION--

    The Company's revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of frozen desserts through retail and institutional locations and franchising. The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue upon shipment of product. Reserves for discounts and allowances from retail sales are estimated and accrued when revenue is recorded. Actual amounts could differ materially from the estimates. Franchise royalty income, based on net sales of franchisees, is payable monthly and is recorded on the accrual method. Initial franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

    INSURANCE RESERVES--

    The Company is self-insured through retentions or deductibles for the majority of its workers' compensation, automobile, general liability, employer's liability, product liability and group health insurance programs. Self-insurance amounts vary up to $0.5 million per occurrence. Insurance with third parties, some of which is then reinsured through RIC, is in place for claims in excess of these self-insured amounts. RIC reinsured 100% of the risk from $0.5 million to $1.0 million per occurrence through September 2, 2000 for the Company's workers' compensation, general liability, employer's liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. The Company's and RIC's liability for estimated incurred losses are actuarially determined and recorded in the accompanying condensed consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material affect on the Company's insurance expense.

    RESTRUCTURING RESERVES--

    On October 10, 2001, the Company eliminated approximately 70 positions at corporate headquarters. In addition, approximately 30 positions in the restaurant construction and fabrication areas were eliminated by December 30, 2001. The purpose of the reduction was to streamline functions and reduce redundancy amongst its business segments. As a result of the elimination of the positions and the outsourcing of certain functions, the Company reported a pre-tax restructuring charge of approximately $2.5 million for severance, rent and unusable construction supplies in the year ended December 30, 2001.

    In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next
24 months. As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12.1 million for severance, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately
$17.0 million in the year ended December 31, 2000. The Company reduced the restructuring reserve by $1.9 million during the year ended December 30, 2001 since the reserve exceeded estimated remaining payments.

    As of March 31, 2002, the remaining restructuring reserve was $2.4 million. The restructuring reserves may be increased or decreased based upon remaining payments, which could vary materially from the estimates depending upon the timing of store closings and other factors.

    INCOME TAXES--

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. As of December 30, 2001 and March 31, 2002, a valuation allowance of $11.3 million existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

    PENSION AND OTHER POST-RETIREMENT BENEFITS--

    The determination of the Company's obligation and expense for pension and other post-retirement benefits is dependent upon the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among other things, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While FICC believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other post-retirement obligations and expense.

    VOLATILITY OF CREAM PRICES--

    The cost of cream, the principal ingredient used in making ice cream, affects cost of sales as a percentage of total revenues, especially in foodservice's retail business. The Company believes that cream prices will be slightly higher in 2002 than in 2001. A $0.10 increase in the cost of a pound of AA butter adversely affects the Company's annual cost of sales by approximately $1.1 million. To minimize risk, alternative supply sources continue to be pursued. However, no assurance can be given that the Company will be able to offset any cost increases in the future and future increases in cream could have a material adverse effect on the Company's results of operations.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The impact of adopting SFAS No. 144 on December 31, 2001 had no material effect on the Company's financial condition or results of operations.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets. The new rules became effective for the Company on December 31, 2001. The impact of adopting SFAS No. 142 on December 31, 2001 had no effect on the Company's financial condition or results of operations and the Company is continuing to amortize its license agreement related to certain trademarked products over the term of the license agreement.

    In April 2001, the FASB reached consensus on Emerging Issues Task Force ("EITF") Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF Issue No. 00-25 was effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable. EITF Issue
No. 00-25 requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs. As a result of EITF Issue No. 00-25, certain costs previously recorded as expense have been reclassified and offset against revenue for the quarter ended April 1, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There has been no material change in the Company's market risk exposure since the filing of the Annual Report on Form 10-K.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None

(b) No report on Form 8-K was filed during the three months ended March 31, 2002.

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