Form 10-Q
period 2002-06-30
FRIENDLY ICE CREAM CORP
filed 2002-07-25
CIK 39135

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

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

                    CLASS                              OUTSTANDING AT JULY 12, 2002
        Common Stock, $.01 par value                         7,370,763 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 30,
                                                                 2002           2001
                                                              -----------   -------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  20,130      $  16,342
  Accounts receivable.......................................      12,519          9,969
  Inventories...............................................      18,177         12,987
  Deferred income taxes.....................................       7,659          7,659
  Prepaid expenses and other current assets.................       4,316          3,736
                                                               ---------      ---------
TOTAL CURRENT ASSETS........................................      62,801         50,693
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
  amortization..............................................     159,998        169,489
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated
  amortization..............................................      20,455         21,208
OTHER ASSETS................................................      13,015         11,172
                                                               ---------      ---------
TOTAL ASSETS................................................   $ 256,269      $ 252,562
                                                               =========      =========

           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $     965      $   1,068
  Current maturities of capital lease and finance
    obligations.............................................       1,790          1,851
  Accounts payable..........................................      23,041         20,505
  Accrued salaries and benefits.............................       9,706          9,436
  Accrued interest payable..................................       1,980          1,543
  Insurance reserves........................................      13,067         13,333
  Restructuring reserves....................................       1,600          3,056
  Other accrued expenses....................................      17,529         19,260
                                                               ---------      ---------
TOTAL CURRENT LIABILITIES...................................      69,678         70,052
                                                               ---------      ---------
DEFERRED INCOME TAXES.......................................      12,439         10,584
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current
  maturities................................................       5,400          6,267
LONG-TERM DEBT, less current maturities.....................     232,369        232,797
OTHER LONG-TERM LIABILITIES.................................      29,217         28,876
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Common stock..............................................          74             74
  Additional paid-in capital................................     139,511        139,290
  Accumulated deficit.......................................    (232,419)      (235,378)
                                                               ---------      ---------
TOTAL STOCKHOLDERS' DEFICIT.................................     (92,834)       (96,014)
                                                               ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.................   $ 256,269      $ 252,562
                                                               =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                              ENDED                  ENDED
                                                      ---------------------   --------------------
                                                      JUNE 30,     JULY 1,    JUNE 30,    JULY 1,
                                                        2002        2001        2002        2001
                                                      ---------   ---------   ---------   --------
REVENUES............................................  $155,994    $151,823    $287,480    $277,542

COSTS AND EXPENSES:
  Cost of sales.....................................    52,890      52,857      98,884      94,917
  Labor and benefits................................    42,243      41,334      80,161      81,010
  Operating expenses................................    32,152      29,928      60,374      57,022
  General and administrative expenses...............     8,681       9,345      17,280      18,677
  Reduction of restructuring reserve................      (400)         --        (400)         --
  Write-downs of property and equipment.............       311          68         431          68
  Depreciation and amortization.....................     6,387       7,097      13,073      14,649
Gain on franchise sales of restaurant operations and
  properties........................................        --      (3,823)         --      (3,823)
Loss (gain) on sales of other property and
  equipment, net....................................       129        (261)        641      (2,242)
                                                      --------    --------    --------    --------
OPERATING INCOME....................................    13,601      15,278      17,036      17,264
Interest expense, net...............................     6,215       6,918      12,552      14,503
                                                      --------    --------    --------    --------
INCOME BEFORE PROVISION FOR INCOME TAXES............     7,386       8,360       4,484       2,761
Provision for income taxes..........................    (2,815)     (3,328)     (1,525)       (932)
                                                      --------    --------    --------    --------
NET INCOME..........................................  $  4,571    $  5,032    $  2,959    $  1,829
                                                      ========    ========    ========    ========
BASIC NET INCOME PER SHARE..........................  $   0.62    $   0.68    $   0.40    $   0.25
                                                      ========    ========    ========    ========
DILUTED NET INCOME PER SHARE........................  $   0.59    $   0.68    $   0.39    $   0.25
                                                      ========    ========    ========    ========
WEIGHTED AVERAGE SHARES:............................
  Basic.............................................     7,366       7,364       7,359       7,370
                                                      ========    ========    ========    ========
  Diluted...........................................     7,722       7,370       7,668       7,377
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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               FOR THE SIX MONTHS
                                                                     ENDED
                                                              --------------------
                                                              JUNE 30,    JULY 1,
                                                                2002        2001
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................   $ 2,959    $  1,829
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Stock compensation expense................................       133         168
  Depreciation and amortization.............................    13,073      14,649
  Write-downs of property and equipment.....................       431          68
  Deferred income tax expense...............................     1,855         932
  Loss (gain) on sales of other property and equipment,
    net.....................................................       641      (6,023)
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (2,550)     (5,656)
    Inventories.............................................    (5,190)     (3,875)
    Other assets............................................    (2,669)       (542)
    Accounts payable........................................     2,536       4,623
    Accrued expenses and other long-term liabilities........    (2,542)     (3,050)
                                                               -------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     8,677       3,123
                                                               -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (4,811)     (5,726)
Proceeds from sales of property and equipment...............     1,293      19,868
                                                               -------    --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.........    (3,518)     14,142
                                                               -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings....................................        --      34,000
Repayments of debt..........................................      (531)    (54,404)
Repayments of capital lease and finance obligations.........      (928)     (1,099)
Stock options exercised.....................................        88          --
                                                               -------    --------
NET CASH USED IN FINANCING ACTIVITIES.......................    (1,371)    (21,503)
                                                               -------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     3,788      (4,238)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    16,342      14,584
                                                               -------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $20,130    $ 10,346
                                                               =======    ========
SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) during the period for:
  Interest..................................................   $11,648    $ 15,498
  Income taxes..............................................       (18)          3
Capital lease obligations terminated........................        --         151
Note received from sale of property and equipment...........        --       4,250

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    INTERIM FINANCIAL INFORMATION--

    The accompanying condensed consolidated financial statements as of June 30, 2002 and for the second quarters and six months ended June 30, 2002 and July 1, 2001 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive income of Friendly Ice Cream Corporation ("FICC") and subsidiaries (unless the context indicates otherwise, collectively, the "Company"). Such adjustments consist solely of normal recurring accruals. Operating results for the three and six month periods ended June 30, 2002 and July 1, 2001 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company's business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company's consolidated financial statements, including the notes thereto, which are contained in the 2001 Annual Report on Form 10-K should be read in conjunction with these condensed consolidated financial statements. Capitalized terms not otherwise defined herein should be referenced to the 2001 Annual Report on Form 10-K.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS--

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, recoverability of accounts receivable, restructuring reserves, valuation allowances and pension and other post-retirement benefits expense. Actual amounts could differ significantly from the estimates.

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

    INSURANCE RESERVES--

    The Company is self-insured through retentions or deductibles for the majority of its workers' compensation, automobile, general liability, employer's liability, product liability and group health insurance programs. Self-insurance amounts vary up to $500,000 per occurrence. Insurance with third parties, some of which is then reinsured through RIC, is in place for claims in excess of these self-insured amounts. RIC reinsured 100% of the risk from $500,000 to $1,000,000 per occurrence through

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) September 2, 2000 for the Company's workers' compensation, general liability, employer's liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. The Company's and RIC's liability for estimated incurred losses are actuarially determined and recorded in the accompanying condensed consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material effect on the Company's insurance expense.

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

    In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12,100,000 for severance, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17,000,000 in the year ended December 31, 2000. The Company reduced the restructuring reserve by $400,000 and $1,900,000 during the quarter ended June 30, 2002 and the year ended December 30, 2001, respectively, since the reserve exceeded estimated remaining payments.

    As of June 30, 2002, the remaining restructuring reserve was $1,600,000. The restructuring reserves may be increased or decreased based upon remaining payments, which could vary materially from the estimates depending upon the timing of restaurant closings and other factors.

    INCOME TAXES--

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. As of December 30, 2001 and June 30, 2002, a valuation allowance of $11,295,000 existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

    PENSION AND OTHER POST-RETIREMENT BENEFITS--

    The determination of the Company's obligation and expense for pension and other post-retirement benefits is dependent upon the selection of certain assumptions used by actuaries in calculating such

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

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

    INVENTORIES--

    Inventories are stated at the lower of first-in, first-out cost or market. Inventories as of June 30, 2002 and December 30, 2001 were as follows (in thousands):

                                                         JUNE 30,    DECEMBER 30,
                                                           2002          2001
                                                         ---------   -------------
Raw materials..........................................   $   916       $ 1,269
Goods in process.......................................        78            73
Finished goods.........................................    17,183        11,645
                                                          -------       -------
Total..................................................   $18,177       $12,987
                                                          =======       =======

    RECLASSIFICATIONS--

    Certain prior year amounts have been reclassified to conform with current year presentation.

2. EARNINGS PER SHARE

    Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted income per share because to do so would have been antidilutive was 55,340 and 602,665 for the three

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

2. EARNINGS PER SHARE (CONTINUED)
months ended June 30, 2002 and July 1, 2001, respectively. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted income per share because to do so would have been antidilutive, was 308,923 and 602,665 for the six months ended June 30, 2002 and July 1, 2001, respectively.

    Presented below is the reconciliation between basic and diluted weighted average shares for the three and six months ended June 30, 2002 and July 1, 2001 (in thousands):

                                                                      FOR THE THREE MONTHS ENDED
                                                              -------------------------------------------
                                                                     BASIC                 DILUTED
                                                              --------------------   --------------------
                                                              JUNE 30,    JULY 1,    JUNE 30,    JULY 1,
                                                                2002        2001       2002        2001
                                                              ---------   --------   ---------   --------
Weighted average number of common shares outstanding during
  the period................................................    7,366      7,364       7,366      7,364
Adjustments:
Assumed exercise of stock options...........................       --         --         356          6
                                                                -----      -----       -----      -----
Weighted average number of shares outstanding...............    7,366      7,364       7,722      7,370
                                                                =====      =====       =====      =====

                                                                       FOR THE SIX MONTHS ENDED
                                                              -------------------------------------------
                                                                     BASIC                 DILUTED
                                                              --------------------   --------------------
                                                              JUNE 30,    JULY 1,    JUNE 30,    JULY 1,
                                                                2002        2001       2002        2001
                                                              ---------   --------   ---------   --------
Weighted average number of common shares outstanding during
  the period................................................    7,359      7,370       7,359      7,370
Adjustments:
Assumed exercise of stock options...........................       --         --         309          7
                                                                -----      -----       -----      -----
Weighted average number of shares outstanding...............    7,359      7,370       7,668      7,377
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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

3. SEGMENT REPORTING (CONTINUED)
Foodservice operations manufactures frozen dessert products and distributes such manufactured products and purchased finished goods to the Company's restaurants and franchised operations. Additionally, it sells frozen dessert products to distributors and retail and institutional locations. The Company's franchise segment includes a royalty based on franchise restaurant revenue. In addition, the Company receives rental income from various franchised restaurants. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment. These costs include general and administrative expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarters activities.

    On May 1, 2001, the Company's foodservice division decreased its ice cream pricing to all restaurants. This resulted in decreased total foodservice revenues of 1.0% and 1.9% for the three and six months ended June 30, 2002 and a decrease in external foodservice revenues of 0.5% and 1.0% for the three and six months ended June 30, 2002.

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

    EBITDA represents net income (loss) before (i) (provision for) benefit from income taxes, (ii) interest expense, net, (iii) depreciation and amortization,
(iv) write-downs of property and equipment and (v) other non-cash items. The Company has included information concerning EBITDA in this Form 10-Q because it believes that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to,

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

3. SEGMENT REPORTING (CONTINUED)
or more meaningful than, earnings (loss) from operations or other traditional indications of a company's operating performance.

                                                      FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                              ENDED                  ENDED
                                                      ---------------------   --------------------
                                                      JUNE 30,     JULY 1,    JUNE 30,    JULY 1,
                                                        2002        2001        2002        2001
                                                      ---------   ---------   ---------   --------
                                                                     (IN THOUSANDS)
Revenues:
  Restaurant........................................  $121,893    $118,953    $226,149    $226,098
  Foodservice.......................................    65,900      64,248     120,033     112,069
  Franchise.........................................     2,550       3,101       4,679       4,662
                                                      --------    --------    --------    --------
    Total...........................................  $190,343    $186,302    $350,861    $342,829
                                                      ========    ========    ========    ========
Intersegment revenues:
  Restaurant........................................  $     --    $     --    $     --    $     --
  Foodservice.......................................   (34,349)    (34,479)    (63,381)    (65,287)
  Franchise.........................................        --          --          --          --
                                                      --------    --------    --------    --------
    Total...........................................  $(34,349)   $(34,479)   $(63,381)   $(65,287)
                                                      ========    ========    ========    ========
External revenues:
  Restaurant........................................  $121,893    $118,953    $226,149    $226,098
  Foodservice.......................................    31,551      29,769      56,652      46,782
  Franchise.........................................     2,550       3,101       4,679       4,662
                                                      --------    --------    --------    --------
    Total...........................................  $155,994    $151,823    $287,480    $277,542
                                                      ========    ========    ========    ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

3. SEGMENT REPORTING (CONTINUED)

                                                             FOR THE THREE        FOR THE SIX MONTHS
                                                              MONTHS ENDED              ENDED
                                                          --------------------   --------------------
                                                          JUNE 30,    JULY 1,    JUNE 30,    JULY 1,
                                                            2002        2001       2002        2001
                                                          ---------   --------   ---------   --------
                                                                        (IN THOUSANDS)
EBITDA:
  Restaurant............................................   $16,976    $16,036     $27,203    $24,731
  Foodservice...........................................     4,792      4,809       8,466      7,888
  Franchise.............................................     1,693      1,927       3,020      2,421
  Corporate.............................................    (3,981)    (4,434)     (8,383)    (8,955)
  Gain (loss) on property and equipment, net............       482      4,180         (33)     6,064
  Reduction of restructure reserve......................       400         --         400         --
                                                           -------    -------     -------    -------
    Total...............................................   $20,362    $22,518     $30,673    $32,149
                                                           =======    =======     =======    =======

Interest expense, net-Corporate.........................   $ 6,215    $ 6,918     $12,552    $14,503
                                                           =======    =======     =======    =======
Depreciation and amortization:
  Restaurant............................................   $ 4,417    $ 4,613     $ 9,044    $ 9,659
  Foodservice...........................................       656        841       1,327      1,695
  Franchise.............................................        66         61         139        121
  Corporate.............................................     1,248      1,582       2,563      3,174
                                                           -------    -------     -------    -------
    Total...............................................   $ 6,387    $ 7,097     $13,073    $14,649
                                                           =======    =======     =======    =======
Other non-cash expenses:
  Corporate.............................................   $    63    $    75     $   133    $   168
  Write-downs of property and equipment.................       311         68         431         68
                                                           -------    -------     -------    -------
    Total...............................................   $   374    $   143     $   564    $   236
                                                           =======    =======     =======    =======
Income (loss) before income taxes:
  Restaurant............................................   $12,559    $11,423     $18,159    $15,072
  Foodservice...........................................     4,136      3,968       7,139      6,193
  Franchise.............................................     1,627      1,866       2,881      2,300
  Corporate.............................................   (11,507)   (13,009)    (23,631)   (26,800)
  Gain (loss) on property and equipment, net............       171      4,112        (464)     5,996
  Reduction of restructure reserve......................       400         --         400         --
                                                           -------    -------     -------    -------
    Total...............................................   $ 7,386    $ 8,360     $ 4,484    $ 2,761
                                                           =======    =======     =======    =======

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

3. SEGMENT REPORTING (CONTINUED)

                                                              JUNE 30,    DECEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
                                                                   (IN THOUSANDS)
Capital expenditures, including assets acquired under
  capital leases:
  Restaurant................................................  $  3,936      $ 10,821
  Foodservice...............................................       734         2,090
  Corporate.................................................       141         1,011
                                                              --------      --------
    Total...................................................  $  4,811      $ 13,922
                                                              ========      ========
Total assets:
  Restaurant................................................  $143,645      $148,475
  Foodservice...............................................    43,926        38,474
  Franchise.................................................     9,801         7,076
  Corporate.................................................    58,897        58,537
                                                              --------      --------
    Total...................................................  $256,269      $252,562
                                                              ========      ========

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

    In April 2001, the FASB reached consensus on Emerging Issues Task Force ("EITF") Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF Issue No. 00-25 was effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable. EITF Issue No. 00-25 requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs. As a result of EITF Issue No. 00-25, certain costs previously recorded as expense have been reclassified and offset against revenue for the quarter and six months ended July 1, 2001.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

5. RESTRUCTURING RESERVES

    The following represents the reserve and activity associated with the March 2000 and October 2001 restructurings (in thousands):

                                                             FOR THE SIX MONTHS ENDED JULY 1, 2001
                                                        ------------------------------------------------
                                                          RESTRUCTURING                   RESTRUCTURING
                                                          RESERVES AS OF                  RESERVES AS OF
                                                        DECEMBER 31, 2000    COSTS PAID    JULY 1, 2001
                                                        ------------------   ----------   --------------
Severance pay.........................................        $   74           $   (74)       $   --
Rent..................................................         3,585              (643)        2,942
Utilities and real estate taxes.......................         1,105              (403)          702
Demarking.............................................           138               (30)          108
Lease termination costs...............................           120              (120)           --
Inventory.............................................             5                (5)           --
Other.................................................           544              (344)          200
                                                              ------           -------        ------
  Total...............................................        $5,571           $(1,619)       $3,952
                                                              ======           =======        ======

                                                      FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                      -----------------------------------------------------------------------
                                        RESTRUCTURING                                          RESTRUCTURING
                                        RESERVES AS OF                              RESERVE    RESERVES AS OF
                                      DECEMBER 30, 2001    EXPENSE    COSTS PAID   REDUCTION   JUNE 30, 2002
                                      ------------------   --------   ----------   ---------   --------------
Severance pay.......................        $  516         $    --      $  (473)     $ (32)        $   11
Rent................................         1,318              --         (223)      (314)           781
Utilities and real estate taxes.....           185              --          (86)        17            116
Equipment...........................           480              --         (152)        --            328
Outplacement services...............             6              --           (6)        --             --
Other...............................           551              --         (116)       (71)           364
                                            ------         -------      -------      -----         ------
  Total.............................        $3,056         $     -      $(1,056)     $(400)        $1,600
                                            ======         =======      =======      =====         ======

    Based on information currently available, management believes that the restructuring reserve as of June 30, 2002 is adequate and not excessive.

6. FRANCHISE TRANSACTIONS

    In 2000, the Company and its first franchisee, Davco, agreed to terminate Davco's rights as the exclusive developer of new Friendly's restaurants in Maryland, Delaware, the District of Columbia and northern Virginia, effective December 28, 2000. Davco has the right to close up to 16 existing franchised locations and will operate the remaining 32 locations under their respective existing franchise agreements until such time as a new franchisee is found for those locations. The existing franchise agreements for the 32 locations were modified as of December 29, 2001 to allow early termination subject to liquidated damages on 22 of the 32 franchise agreements. Effective August 6, 2001, Davco transferred its rights to three franchised locations to a third party. Davco closed two units during the year ended December 30, 2001. During the six months ended June 30, 2002, Davco transferred its rights to eight additional franchised locations to three separate third parties.

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    FICC's obligation related to the Senior Notes are guaranteed fully and unconditionally by one of FICC's wholly owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc., Restaurant Insurance Corporation, and the three LLC subsidiaries created in 2001, Friendly's Realty I, LLC, Friendly's Realty II, LLC and Friendly's Realty III, LLC (collectively, the "Non-guarantor Subsidiaries"). All of the LLCs' assets are owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs' assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of June 30, 2002 and July 1, 2001 and for the six months ended June 30, 2002 and July 1, 2001 are not presented because management has determined that such information is not material to investors.

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

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                          NON-
                                               PARENT    GUARANTOR     GUARANTOR
                                              COMPANY    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              --------   ----------   ------------   ------------   ------------
                   Assets
Current assets:
  Cash and cash equivalents.................  $ 15,405    $ 2,286       $ 2,439        $     --       $ 20,130
  Accounts receivable, net..................    10,981      1,538            --              --         12,519
  Inventories...............................    18,177         --            --              --         18,177
  Deferred income taxes.....................     7,448         99            --             112          7,659
  Prepaid expenses and other current
    assets..................................     9,078        681         3,504          (8,947)         4,316
                                              --------    -------       -------        --------       --------
Total current assets........................    61,089      4,604         5,943          (8,835)        62,801
Deferred income taxes.......................        --        350         1,327          (1,677)            --
Property and equipment, net.................   109,130         --        50,868              --        159,998
Intangible assets and deferred costs, net...    17,632         --         2,823              --         20,455
Investments in subsidiaries.................     5,567         --            --          (5,567)            --
Other assets................................    12,100      5,356         6,229         (10,670)        13,015
                                              --------    -------       -------        --------       --------
Total assets................................  $205,518    $10,310       $67,190        $(26,749)      $256,269
                                              ========    =======       =======        ========       ========
  Liabilities and Stockholders' (Deficit)
                    Equity
Current liabilities:
  Current maturities of long-term
    obligations.............................  $  5,290    $    --       $   965        $ (3,500)      $  2,755
  Accounts payable..........................    23,041         --            --              --         23,041
  Accrued expenses..........................    37,527      3,646         8,041          (5,332)        43,882
                                              --------    -------       -------        --------       --------
Total current liabilities...................    65,858      3,646         9,006          (8,832)        69,678
Deferred income taxes.......................    14,004         --            --          (1,565)        12,439
Long-term obligations, less current
  maturities................................   189,441         --        53,642          (5,314)       237,769
Other long-term liabilities.................    29,049        903         4,736          (5,471)        29,217
Stockholders' (deficit) equity..............   (92,834)     5,761          (194)         (5,567)       (92,834)
                                              --------    -------       -------        --------       --------
Total liabilities and stockholders'
  (deficit) equity..........................  $205,518    $10,310       $67,190        $(26,749)      $256,269
                                              ========    =======       =======        ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                          NON-
                                               PARENT    GUARANTOR     GUARANTOR
                                              COMPANY    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              --------   ----------   ------------   ------------   ------------
Revenues....................................  $153,792    $ 2,202       $    --        $     --       $155,994
Costs and expenses:
  Cost of sales.............................    52,890         --            --              --         52,890
  Labor and benefits........................    42,243         --            --              --         42,243
  Operating expenses and write-downs of
    property and equipment..................    34,204         --        (1,741)             --         32,463
  Reduction of restructure reserve..........      (400)        --            --              --           (400)
  General and administrative expenses.......     7,517      1,164            --              --          8,681
  Depreciation and amortization.............     5,803         --           584              --          6,387
Loss on sales of other property and
  equipment, net............................       129         --            --              --            129
Interest expense............................     5,043         --         1,172              --          6,215
                                              --------    -------       -------        --------       --------
Income (loss) before provision for income
  taxes and equity in net income of
  consolidated subsidiaries.................     6,363      1,038           (15)              -          7,386
Provision for income taxes..................    (2,331)      (426)          (58)             --         (2,815)
                                              --------    -------       -------        --------       --------
Income (loss) before equity in net income of
  consolidated subsidiaries.................     4,032        612           (73)             --          4,571
Equity in net income of consolidated
  subsidiaries..............................       539         --            --            (539)            --
                                              --------    -------       -------        --------       --------
Net income (loss)...........................  $  4,571    $   612       $   (73)       $   (539)      $  4,571
                                              ========    =======       =======        ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                          NON-
                                               PARENT    GUARANTOR     GUARANTOR
                                              COMPANY    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              --------   ----------   ------------   ------------   ------------
Revenues....................................  $283,491    $ 3,989       $    --        $     --       $287,480
Costs and expenses:
  Cost of sales.............................    98,884         --            --              --         98,884
  Labor and benefits........................    80,161         --            --              --         80,161
  Operating expenses and write-downs of
    property and equipment..................    64,295         --        (3,490)             --         60,805
  General and administrative expenses.......    14,952      2,328            --              --         17,280
  Reduction of restructure reserve..........      (400)        --            --              --           (400)
  Depreciation and amortization.............    11,902         --         1,171              --         13,073
Loss on sales of other property and
  equipment, net............................       641         --            --              --            641
Interest expense............................    10,217         --         2,335              --         12,552
                                              --------    -------       -------        --------       --------
Income (loss) before provision for income
  taxes and equity in net income of
  consolidated subsidiaries.................     2,839      1,661           (16)             --          4,484
Provision for income taxes..................      (667)      (681)         (177)             --         (1,525)
                                              --------    -------       -------        --------       --------
Income (loss) before equity in net income of
  consolidated subsidiaries.................     2,172        980          (193)             --          2,959
Equity in net income of consolidated
  subsidiaries..............................       787         --            --            (787)            --
                                              --------    -------       -------        --------       --------
Net income (loss)...........................  $  2,959    $   980       $  (193)       $   (787)      $  2,959
                                              ========    =======       =======        ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                          NON-
                                               PARENT    GUARANTOR     GUARANTOR
                                              COMPANY    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              --------   ----------   ------------   ------------   ------------
Net cash provided by operating activities...  $  4,785    $ 2,182       $ 1,304        $    406        $ 8,677
                                              --------    -------       -------        --------        -------
Cash flows from investing activities:
Purchases of property and equipment.........    (4,811)        --            --              --         (4,811)
Proceeds from sales of property and
  equipment.................................     1,293         --            --              --          1,293
                                              --------    -------       -------        --------        -------
Net cash used in investing activities.......    (3,518)        --            --              --         (3,518)
                                              --------    -------       -------        --------        -------
Cash flows from financing activities:
Repayments of obligations...................    (1,066)        --          (393)             --         (1,459)
Stock options exercised.....................        88         --            --              --             88
Reinsurance deposits received...............        --         --         2,024          (2,024)            --
Reinsurance payments made from deposits.....        --         --        (1,618)          1,618             --
                                              --------    -------       -------        --------        -------
Net cash (used in) provided by financing
  activities................................      (978)        --            13            (406)        (1,371)
                                              --------    -------       -------        --------        -------
Net increase in cash and cash equivalents...       289      2,182         1,317              --          3,788

Cash and cash equivalents, beginning of
  period....................................    15,116        104         1,122              --         16,342
                                              --------    -------       -------        --------        -------
Cash and cash equivalents, end of period....  $ 15,405    $ 2,286       $ 2,439        $     --        $20,130
                                              ========    =======       =======        ========        =======
Supplemental disclosures:
Interest paid...............................  $  9,758    $    --       $ 1,890        $     --        $11,648
Income taxes (refunded) paid................    (1,030)     1,012            --              --            (18)

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 30, 2001
                                 (IN THOUSANDS)

                                                                          NON-
                                               PARENT    GUARANTOR     GUARANTOR
                                              COMPANY    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              --------   ----------   ------------   ------------   ------------
                   Assets
Current assets:
  Cash and cash equivalents.................  $ 15,116    $   104       $ 1,122        $     --       $ 16,342
  Accounts receivable, net..................     9,468        501            --              --          9,969
  Inventories...............................    12,987         --            --              --         12,987
  Deferred income taxes.....................     7,448         99            --             112          7,659
  Prepaid expenses and other current
    assets..................................     8,704      1,002         3,560          (9,530)         3,736
                                              --------    -------       -------        --------       --------
Total current assets........................    53,723      1,706         4,682          (9,418)        50,693
Deferred income taxes.......................        --        350         1,327          (1,677)            --
Property and equipment, net.................   117,564         --        51,925              --        169,489
Intangibles and deferred costs, net.........    18,271         --         2,937              --         21,208
Investments in subsidiaries.................     5,061         --            --          (5,061)            --
Other assets................................    10,258      4,863         6,229         (10,178)        11,172
                                              --------    -------       -------        --------       --------
Total assets................................  $204,877    $ 6,919       $67,100        $(26,334)      $252,562
                                              --------    -------       -------        --------       --------
  Liabilities and Stockholders' (Deficit)
                    Equity
Current liabilities:
  Current maturities of long-term
    obligations.............................  $  5,489    $    --       $   930        $ (3,500)      $  2,919
  Accounts payable..........................    20,505         --            --              --         20,505
  Accrued expenses..........................    43,853      1,042         7,491          (5,758)        46,628
                                              --------    -------       -------        --------       --------
Total current liabilities...................    69,847      1,042         8,421          (9,258)        70,052
Deferred income taxes.......................    12,149         --            --          (1,565)        10,584
Long-term obligations, less current
  maturities................................   190,308         --        54,070          (5,314)       239,064
Other long-term liabilities.................    28,587      1,095         4,330          (5,136)        28,876
Stockholders' (deficit) equity..............   (96,014)     4,782           279          (5,061)       (96,014)
                                              --------    -------       -------        --------       --------
Total liabilities and stockholders'
  (deficit) equity..........................  $204,877    $ 6,919       $67,100        $(26,334)      $252,562
                                              ========    =======       =======        ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JULY 1, 2001
                                 (IN THOUSANDS)

                                                                          NON-
                                               PARENT    GUARANTOR     GUARANTOR
                                              COMPANY    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              --------   ----------   ------------   ------------   ------------
Revenues....................................  $149,099    $ 2,724       $    --        $     --       $151,823
Costs and expenses:.........................
  Cost of sales.............................    52,857         --            --              --         52,857
  Labor and benefits........................    41,334         --            --              --         41,334
  Operating expenses and write-downs of
    property and equipment..................    29,998         --            (2)             --         29,996
  General and administrative expenses.......     8,188      1,157            --              --          9,345
  Depreciation and amortization.............     7,097         --            --              --          7,097
Gain on franchise sales of restaurant
  operations and properties.................    (3,823)        --            --              --         (3,823)
Gain on sales of other property and
  equipment, net............................      (261)        --            --              --           (261)
Interest expense (income)...................     7,094         --          (176)             --          6,918
                                              --------    -------       -------        --------       --------
Income before provision for income taxes and
  equity in net income of consolidated
  subsidiaries..............................     6,615      1,567           178              --          8,360
Provision for income taxes..................    (2,623)      (642)          (63)             --         (3,328)
                                              --------    -------       -------        --------       --------
Income before equity in net income of
  consolidated subsidiaries.................     3,992        925           115              --          5,032
Equity in net income of consolidated
  subsidiaries..............................     1,040         --            --          (1,040)            --
                                              --------    -------       -------        --------       --------
Net income..................................  $  5,032    $   925       $   115        $ (1,040)      $  5,032
                                              ========    =======       =======        ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JULY 1, 2001
                                 (IN THOUSANDS)

                                                                          NON-
                                               PARENT    GUARANTOR     GUARANTOR
                                              COMPANY    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              --------   ----------   ------------   ------------   ------------
Revenues....................................  $273,625    $ 3,917       $    --        $     --       $277,542
Costs and expenses:
  Cost of sales.............................    94,917         --            --              --         94,917
  Labor and benefits........................    81,010         --            --              --         81,010
  Operating expenses and write-downs of
    property and equipment..................    57,101         --           (11)             --         57,090
  General and administrative expenses.......    16,361      2,316            --              --         18,677
  Depreciation and amortization.............    14,649         --            --              --         14,649
Gain on franchise sales of restaurant
  operations and properties.................    (3,823)        --            --              --         (3,823)
Gain on sales of other property and
  equipment, net............................    (2,242)        --            --              --         (2,242)
Interest expense (income)...................    14,900         --          (397)             --         14,503
                                              --------    -------       -------        --------       --------
Income before provision for income taxes and
  equity in net income of consolidated
  subsidiaries..............................       752      1,601           408              --          2,761
Provision for income taxes..................      (132)      (656)         (144)             --           (932)
                                              --------    -------       -------        --------       --------
Income before equity in net income of
  consolidated subsidiaries.................       620        945           264              --          1,829
Equity in net income of consolidated
  subsidiaries..............................     1,209         --            --          (1,209)            --
                                              --------    -------       -------        --------       --------
Net income..................................  $  1,829    $   945       $   264        $ (1,209)      $  1,829
                                              ========    =======       =======        ========       ========

                FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JULY 1, 2001
                                 (IN THOUSANDS)

                                                                          NON-
                                               PARENT    GUARANTOR     GUARANTOR
                                              COMPANY    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              --------   ----------   ------------   ------------   ------------
Net cash provided by (used in) operating
  activities................................  $  2,750    $   (24)      $ 1,688        $ (1,291)       $ 3,123
                                              --------    -------       -------        --------        -------
Cash flows from investing activities:
  Purchases of property and equipment.......    (5,726)        --            --              --         (5,726)
  Proceeds from sales of property and
    equipment...............................    19,868         --            --              --         19,868
                                              --------    -------       -------        --------        -------
Net cash provided by investing activities...    14,142         --            --              --         14,142
                                              --------    -------       -------        --------        -------
Cash flows from financing activities:
  Proceeds from borrowings..................    34,000         --            --              --         34,000
  Repayments of obligations.................   (55,503)        --            --              --        (55,503)
  Reinsurance deposits received.............        --         --           505            (505)            --
  Reinsurance payments made from deposits...        --         --        (1,796)          1,796             --
                                              --------    -------       -------        --------        -------
Net cash used in financing activities.......   (21,503)        --        (1,291)          1,291        (21,503)
                                              --------    -------       -------        --------        -------
Net (decrease) increase in cash and cash
  equivalents...............................    (4,611)       (24)          397              --         (4,238)
Cash and cash equivalents, beginning of
  period....................................    13,619         33           932              --         14,584
                                              --------    -------       -------        --------        -------
Cash and cash equivalents, end of period....  $  9,008    $     9       $ 1,329        $     --        $10,346
                                              ========    =======       =======        ========        =======
Supplemental disclosures:
  Interest paid (received)..................  $ 15,895    $    --       $  (397)       $     --        $15,498
  Income taxes paid.........................         1          2            --              --              3
  Capital lease obligations terminated......       151         --            --              --            151
  Note received from the sale of property
    and equipment...........................     4,250         --            --              --          4,250

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

    OVERVIEW

    Friendly's owns and operates 390 restaurants, franchises 159 full-service restaurants and six non-traditional units and manufactures a full line of frozen desserts distributed through more than 3,500 supermarkets and other retail locations in 17 states. The restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

    Following is a summary of the Company-owned and franchised units:

                                                                 FOR THE THREE           FOR THE SIX
                                                                  MONTHS ENDED           MONTHS ENDED
                                                              --------------------   --------------------
                                                              JUNE 30,    JULY 1,    JUNE 30,    JULY 1,
                                                                2002        2001       2002        2001
                                                              ---------   --------   ---------   --------
COMPANY UNITS:
Beginning of period.........................................     390        438         393        449
Openings....................................................      --         --          --         --
Re-franchised...............................................      --        (33)         --        (33)
Closings....................................................     (--)        (2)         (3)       (13)
                                                                 ---        ---         ---        ---
End of period...............................................     390        403         390        403
                                                                 ===        ===         ===        ===

FRANCHISED UNITS:
Beginning of period.........................................     166        128         167        127
Re-franchised openings......................................      --         33          --         33
Openings....................................................       1          2           3          3
Closings....................................................      (2)        --          (5)        --
                                                                 ---        ---         ---        ---
End of period...............................................     165        163         165        163
                                                                 ===        ===         ===        ===

    REVENUES:

    Total revenues increased $4.2 million, or 2.7%, to $156.0 million for the second quarter ended June 30, 2002 from $151.8 million for the same quarter in 2001. Restaurant revenues increased $2.9 million, or 2.5%, to $121.9 million for the second quarter of 2002 from $119.0 million for the same quarter in 2001. Restaurant revenues increased by $2.9 million in the 2002 period as compared to the 2001 period largely due to a 6.4% increase in comparable restaurant revenues from the 2001 quarter to the 2002 quarter. Partially offsetting this increase was the closing of 5 under-performing restaurants and the re-franchising of 41 additional locations over the past 15 months. Closing of restaurants accounted for $1.1 million of the restaurant revenue decline in the 2002 period as compared to the 2001 period and re-franchising reduced restaurant revenues by an additional $3.7 million in the 2002 period as compared to the 2001 period. Revenues from the one location open less than one year were $0.4 million. Foodservice (product sales to franchisees, retail and institutional) revenues increased by $1.8 million, or 6.0%, to $31.6 million for the second quarter ended June 30, 2002 from $29.8 million for the same quarter in 2001. The increase in the number of franchised units and increases in comparable franchised restaurant revenues accounted for $1.7 million of the increase and sales to foodservice retail supermarket customers increased by $0.1 million. On May 1, 2001, the Company's foodservice division decreased its ice cream pricing to all restaurants. This resulted in decreased foodservice revenues of 0.5% for the three months ended June 30, 2002. Franchise revenue decreased $0.5 million, or 17.7%, to
$2.6 million for the second quarter ended June 30, 2002 compared to $3.1 million for the same quarter in 2001. The decrease is largely the result of $0.9 million in initial fees recorded as 35 new locations were added in the quarter ended July 1, 2001. The reduction in initial fees was partially offset by an increase in royalty revenue due to the difference in the number of franchised locations operating during each period and the increase in comparable sales. Comparable franchised restaurant revenues also rose in the 2002 period when compared to the same period in 2001. There were 165 franchise units open at June 30, 2002 compared to 163 franchise units open at July 1, 2001.

    Total revenues increased $10.0 million, or 3.6%, to $287.5 million for the six months ended June 30, 2002 from $277.5 million for the same period in 2001. Restaurant revenues were $226.1 million for the six-month periods ended
June 30, 2002 and July 1, 2001. Restaurant revenues benefited from a 7.5% increase in comparable restaurant revenues from the 2001 period to the 2002 period. Offsetting this increase was lost revenues associated with the closing of 19 under-performing restaurants and the re-franchising of 41 additional locations over the past 18 months. Closing of restaurants reduced restaurant revenues by $2.6 million in the 2002 period as compared to the 2001 period and re-franchising reduced restaurant revenues by an additional $14.1 million in the 2002 period as compared to the 2001 period. Revenues from the one location open less than one year were $0.7 million. Foodservice (product sales to franchisees, retail and institutional) revenues increased by $9.9 million, or 21.1%, to $56.7 million for the six months ended June 30, 2002 from $46.8 million for the same period in 2001. The increase in the number of franchised units and increases in comparable franchised restaurant revenues accounted for $6.2 million of the increase and sales to foodservice retail supermarket customers increased by $3.7 million. On May 1, 2001, the Company's foodservice division decreased its ice cream pricing to all restaurants. This resulted in decreased foodservice revenues of 1.0% for the six months ended June 30, 2002. Franchise revenues were $4.7 million for the six months ended June 30, 2002 and July 1, 2001. Included was a decrease of $0.9 million in initial fees recorded as 35 new locations were added in the six months ended July 1, 2001. This decrease was offset by an increase in royalty revenue due to the difference in the number of franchised locations operating during each period. Comparable franchised restaurant revenues also rose in the 2002 period when compared to the same period in 2001. There were 165 franchise units open at June 30, 2002 compared to 163 franchise units open at July 1, 2001.

    COST OF SALES:

    Cost of sales were $52.9 million for the quarters ended June 30, 2002 and July 1, 2001. Cost of sales as a percentage of total revenues decreased to 33.9% for the quarter ended June 30, 2002 from 34.8% for the same period in 2001. The lower food cost as a percentage of total revenue was due to lower cream prices in the current period. Cream is the principal ingredient used in making ice cream. The Company expects that cream prices will continue to be lower during the remainder of 2002 when compared to 2001. Partially offsetting the cream benefit was a shift in sales mix from Company-owned restaurant sales to Foodservice sales and a shift in restaurant sales to entrees with a higher food cost as a percentage of revenues. Foodservice sales to franchisees and retail customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons.

    Cost of sales increased $4.0 million, or 4.2%, to $98.9 million for the six months ended June 30, 2002 from $94.9 million for the same period in 2001. Cost of sales as a percentage of total revenues increased to 34.4% for the six months ended June 30, 2002 from 34.2% for the same period in 2001. The higher food cost as a percentage of total revenue was due to a shift in sales mix from Company-owned restaurant sales to Foodservice sales and a shift in restaurant sales to entrees with a higher food cost as a percentage of revenues. Foodservice sales to franchisees and retail customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons. The cost of cream, the principal ingredient used in making ice cream, was lower in 2002 when compared to 2001. The Company expects that cream prices will continue to be lower during the remainder of 2002 when compared to 2001. In May 2001, the Company raised prices to its retail customers, which decreased cost of sales as a percentage of revenues. To minimize risk, alternative supply sources for cream continue to be evaluated.

    The cost of cream, the principal ingredient used in making ice cream, affects cost of sales as a percentage of total revenues, especially in foodservice's retail business. The Company believes that cream prices will be slightly lower in 2002 than in 2001. A $0.10 increase in the cost of a pound of AA butter adversely affects the Company's annual cost of sales by approximately $1.1 million. To minimize risk, alternative supply sources continue to be pursued. However, no assurance can be given that the Company will be able to offset any cost increases in the future and future increases in cream prices could have a material adverse effect on the Company's results of operations.

    LABOR AND BENEFITS:

    Labor and benefits increased $0.9 million, or 2.2%, to $42.2 million for the second quarter ended June 30, 2002 from $41.3 million for the same quarter in 2001. Labor and benefits as a percentage of total revenues decreased to 27.1% for the second quarter ended June 30, 2002 from 27.2% for the same quarter in 2001. The lower labor cost as a percentage of total revenue is the result of revenue increases derived from additional franchised locations and higher sales to foodservice retail supermarket customers, which do not have any associated restaurant labor and benefits. Labor and benefits as a percentage of restaurant revenues at 34.7% was the same in both periods. During the quarter ended June 30, 2002, the Company introduced a training program called "Friendly you bet we are." This program was designed to improve customer service at its Company-owned restaurants. The cost of this program had an unfavorable impact on restaurant labor as a percentage of revenues during the quarter ended June 30, 2002.

    Labor and benefits decreased $0.8 million, or 1.0%, to $80.2 million for the six months ended June 30, 2002 from $81.0 million for the same period in 2001. Labor and benefits as a percentage of total revenues decreased to 27.9% for the six months ended June 30, 2002 from 29.2% for the same period in 2001. The lower labor cost as a percentage of total revenue is partially the result of revenue increases derived from additional franchised locations and higher sales to foodservice retail supermarket customers, which do not have any associated restaurant labor and benefits. Labor and benefits as a percentage of restaurant revenues decreased to 35.4% for the six months ended June 30, 2002 from 35.8% for the same period in 2001. The closing of 19 under-performing Company-owned units over the past 18 months improved the relationship of restaurant labor and benefits to restaurant sales as well as to total revenues.

    OPERATING EXPENSES:

    Operating expenses increased $2.3 million, or 7.4%, to $32.2 million for the second quarter ended June 30, 2002 from $29.9 million for the same quarter in 2001. Operating expenses as a percentage of total revenues were 20.6% and 19.7% for the second quarters ended June 30, 2002 and July 1, 2001, respectively. The increase as a percentage of total revenues resulted from higher costs for restaurant rent associated with the December 2001 sale/leaseback transaction and higher costs for foodservice retail selling expense in the 2002 period when compared to the 2001 period. Additionally, the Company spent more on restaurant maintenance during the 2002 period when compared to 2001. Restaurant utility costs were lower in the 2002 period when compared to 2001.

    Operating expenses increased $3.4 million, or 5.9%, to $60.4 million for the six months ended June 30, 2002 from $57.0 million for the same period in 2001. Operating expenses as a percentage of total revenues were 21.0% and 20.5% for the six months ended June 30, 2002 and July 1, 2001, respectively. The increase as a percentage of total revenues resulted from higher costs for restaurant rent associated with the December 2001 sale/leaseback transaction and higher costs for foodservice retail selling expense in the 2002 period when compared to the 2001 period. Restaurant utility costs were lower in the 2002 period when compared to 2001.

    GENERAL AND ADMINISTRATIVE EXPENSES:

    General and administrative expenses were $8.7 million and $9.3 million for the second quarters ended June 30, 2002 and July 1, 2001, respectively. General and administrative expenses as a percentage of total revenues decreased to 5.6% for the second quarter ended June 30, 2002 from 6.2% for the same period in 2001. The decrease in expense is primarily the result of the elimination of certain management and administrative positions associated with the Company's closing of five locations and the re-franchising of 41 locations over the past 15 months. In October 2001, the Company eliminated approximately 70 positions at corporate headquarters. The Company also has a hiring freeze at its corporate headquarters. Bonus expense was higher in the 2002 period when compared to the same period in 2001.

    General and administrative expenses were $17.3 million and $18.7 million for the six months ended June 30, 2002 and July 1, 2001, respectively. General and administrative expenses as a percentage of total revenues decreased to 6.0% for the six months ended June 30, 2002 from 6.7% for the same period in 2001. The decrease in expense is primarily the result of the elimination of certain management and administrative positions associated with the Company's closing of 19 locations and the re-franchising of 41 locations over the past 18 months. In October 2001, the Company eliminated approximately 70 positions at corporate headquarters. The Company also has a hiring freeze at its corporate headquarters. Bonus expense was higher in the 2002 period when compared to the same period in 2001.

    EBITDA:

    As a result of the above and the gains (losses) on franchise and other property sales below, EBITDA (EBITDA represents net income (loss) before (i) (provision for) benefit from income taxes, (ii) interest expense, net,
(iii) depreciation and amortization, (iv) write-downs of property and equipment and (v) other non-cash items) decreased $2.1 million, or 9.6%, to $20.4 million for the quarter ended June 30, 2002 from $22.5 million for the same quarter in 2001. EBITDA as a percentage of total revenues was 13.1% and 14.8% for the 2002 and 2001 periods, respectively.

    EBITDA decreased $1.4 million, or 4.6%, to $30.7 million for the six months ended June 30, 2002 from $32.1 million for the same period in 2001. EBITDA as a percentage of total revenues was 10.7% and 11.6% for the six months ended June 30, 2002 and July 1, 2001, respectively.

    WRITE-DOWNS OF PROPERTY AND EQUIPMENT:

    Write-downs of property and equipment were $0.3 million and $0.1 million for the quarters ended June 30, 2002 and July 1, 2001, respectively. Write-downs of property and equipment were $0.4 million and $0.1 million for the six months ended June 30, 2002 and July 1, 2001, respectively.

    DEPRECIATION AND AMORTIZATION:

    Depreciation and amortization decreased $0.7 million, or 10.0%, to $6.4 million for the second quarter ended June 30, 2002 from $7.1 million for the same quarter in 2001. Depreciation and amortization as a percentage of total revenues was 4.1% and 4.7% in the 2002 and 2001 quarters, respectively. The reduction reflects the impact on depreciation associated with the Company's closing of five locations and the re-franchising of 41 locations over the past 15 months.

    Depreciation and amortization decreased $1.5 million, or 10.8%, to $13.1 million for the six months ended June 30, 2002 from $14.6 million for the same period in 2001. Depreciation and amortization as a percentage of total revenues was 4.5% and 5.3% in the 2002 and 2001 periods, respectively. The reduction reflects the impact on depreciation associated with the Company's closing of 19 locations and the re-franchising of 41 locations over the past 18 months.

    GAIN ON FRANCHISE SALES OF RESTAURANT OPERATIONS AND PROPERTIES:

    Gain on franchise sales of restaurant operations and properties was $3.8 million for the second quarter and six months ended July 1, 2001. The gain was primarily the result of the sale of 31 restaurants to a franchisee during the second quarter ended July 1, 2001.

    (LOSS) GAIN ON SALES OF OTHER PROPERTY AND EQUIPMENT, NET:

    The loss on sales of other property and equipment, net was $0.1 million for the quarter ended June 30, 2002 as compared to a gain of $0.3 million for the quarter ended July 1, 2001. The loss on sales of other property and equipment, net was $0.6 million for the six months ended June 30, 2002 as compared to a gain of $2.2 million for the six months ended July 1, 2001. The loss during the six-month period in 2002 primarily resulted from the sale of idle land and four closed locations. The gain in 2001 resulted from the sale of 18 closed locations during the six-month period ended July 1, 2001.

    INTEREST EXPENSE, NET:

    Interest expense, net of capitalized interest and interest income, decreased by $0.7 million, or 10.2%, to $6.2 million for the second quarter ended
June 30, 2002 from $6.9 million for the same period in 2001. The decrease is primarily impacted by the decrease in the average outstanding debt in the 2002 quarter compared to the 2001 quarter as a result of the Refinancing Plan.

    Interest expense, net of capitalized interest and interest income, decreased by $1.9 million, or 13.5%, to $12.6 million for the six months ended June 30, 2002 from $14.5 million for the same period in 2001. The decrease is primarily impacted by the decrease in the average outstanding debt in the 2002 period compared to the 2001 period as a result of the Refinancing Plan. Total outstanding debt, including capital lease obligations, was reduced from $277.2 million at July 1, 2001 to $240.5 million at June 30, 2002.

    PROVISION FOR INCOME TAXES:

    The provision for income taxes was $2.8 million, or 38.1%, and $3.3 million, or 39.8%, for the second quarters ended June 30, 2002 and July 1, 2001, respectively. The provision for income taxes was $1.5 million, or 34.0%, and $0.9 million, or 33.8%, for the six months ended June 30, 2002 and July 1,

2001, respectively. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change.

    NET INCOME:

    Net income was $4.6 million and $5.0 million for the second quarters ended June 30, 2002 and July 1, 2001, respectively. Net income was $3.0 million and $1.8 million for the six months ended June 30, 2002 and July 1, 2001, respectively, for the reasons discussed above.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $8.7 million and $3.1 million for the six months ended June 30, 2002 and July 1, 2001, respectively. During the six months ended June 30, 2002, inventories increased $5.2 million in an effort to build manufactured inventory to take advantage of lower cream prices. Accrued expenses and other long-term liabilities decreased $2.5 million primarily as a result of $1.1 million of payments made against the restructuring reserve and $1.3 million of payments made for accrued construction costs. During the 2001 period, inventories increased $3.9 million as a result of increased retail and restaurant promotional activity during the summer months. Accounts payable increased $4.6 million primarily as a result of increased inventory purchases. Accounts receivable increased $5.7 million primarily due to increased retail supermarket sales along with the increase in volume of Foodservice product sales to franchisees. Accrued expenses and other long term-liabilities decreased $3.1 million as a result of a $1.5 million reduction in accrued interest on the revolver and term loans due to the timing of interest payments and $1.0 million of payments made against the captive insurance company's reserves for workers compensation claims. Available borrowings under the revolving credit facility were $16.6 million as of June 30, 2002. Total letters of credit issued and outstanding were $13.4 million and there were no revolving credit loans outstanding.

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

    Net cash (used in) provided by investing activities was ($3.5 million) and $14.1 million for the six months ended June 30, 2002 and July 1, 2001, respectively. Capital expenditures for restaurant operations were approximately $3.9 million and $4.0 million for the six months ended June 30, 2002 and July 1, 2001, respectively. Capital expenditures were offset by proceeds from the sales of property and equipment of $1.3 million and $19.9 million in the 2002 period and the 2001 period, respectively. The decrease in proceeds was primarily due to the receipt of $12.9 million in 2001 related to sales of restaurants to franchisees.

    The Company had a working capital deficit of $6.9 million as of June 30, 2002. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

    In December 2001, the Company completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of the $64.5 million outstanding under the Old Credit Facility and the repurchase of approximately $21.3 million in Senior Notes with the proceeds from $55.0 million in long-term mortgage financing (the "Mortgage Financing") and a $33.7 million sale and leaseback transaction (the "Sale/Leaseback Financing"). In addition, FICC secured a new $30.0 million revolving credit facility of which up to $20.0 million is available to support letters of credit. The $30.0 million commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs (the "New Credit Facility"). As of June 30, 2002, $16.6 million was available for additional borrowings under the New Credit Facility. The refinancing improved the Company's financial condition by reducing total debt by approximately $30.8 million and by extending the average life of the Company's debt.

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

    The Mortgage Financing has a maturity date of January 1, 2022 and is amortized over 20 years. Interest on $10.0 million of the Mortgage Financing is variable and is the sum of the 30-day LIBOR rate in effect (1.8388% at June 30, 2002) plus 6% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances which are reamortized over the remaining life of the mortgages. The remaining $45.0 million of the Mortgage Financing bears interest at a fixed annual rate of 10.16%. Each promissory note may be prepaid in full. The variable rate notes are subject to prepayment penalties during the first five years. The fixed rate notes may not be prepaid without the Company providing the note holders with a yield maintenance premium.

    The Mortgage Financing requires the Company to maintain an annual fixed charge coverage ratio, as defined, of at least 1.10 to 1 and each LLC to maintain a fixed charge coverage ratio, as defined, on an aggregate restaurant basis of at least 1.25 to 1.

    The New Credit Facility is secured by substantially all of the assets of FICC and two of its six subsidiaries, Friendly's Restaurants Franchise Inc. and Friendly's International Inc. These two subsidiaries also guaranty FICC's obligations under the New Credit Facility. The New Credit Facility expires on December 17, 2004. As of June 30, 2002, there were no revolving credit loans outstanding.

    The revolving credit loans bear interest at the Company's option at either
(a) the Base Rate plus the applicable margin as in effect from time to time (the "Base Rate") (7.25% at June 30, 2002) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the "Eurodollar Rate") (6.28% at June 30, 2002).

    As of June 30, 2002 and December 30, 2001, total letters of credit issued and outstanding were $13.4 million and $14.6 million, respectively.

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

    The following represents the contractual obligations and commercial commitments of the Company as of June 30, 2002 (in thousands):

                                                                    PAYMENTS DUE BY PERIOD
                                                         ---------------------------------------------
CONTRACTUAL OBLIGATIONS:                       TOTAL       2002     2003-2004   2005-2006   THEREAFTER
------------------------                      --------   --------   ---------   ---------   ----------
Long-term debt..............................  $233,334   $   537     $ 2,124     $ 2,605     $228,068
Capital lease obligations...................    10,902     1,279       2,940       1,817        4,866
Operating leases............................   151,352    15,805      28,302      23,692       83,553
Purchase commitments........................    65,759    55,787       9,899          65            8

                                                                   AMOUNT OF COMMITMENT EXPIRATION BY
                                                                                 PERIOD
                                                             -----------------------------------------------
OTHER COMMERCIAL COMMITMENTS:                      TOTAL       2002      2003-2004   2005-2006    THEREAFTER
-----------------------------                     --------   ---------   ---------   ----------   ----------
Revolving credit facility.......................  $16,575    $     --     $16,575    $     --     $      --
Letters of credit...............................   13,425          --      13,425          --            --

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

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS--

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, recoverability of accounts receivable, restructuring reserves, valuation allowances and pension and other post-retirement benefits expense. Actual amounts could differ significantly from the estimates.

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

    INSURANCE RESERVES--

    The Company is self-insured through retentions or deductibles for the majority of its workers' compensation, automobile, general liability, employer's liability, product liability and group health insurance programs. Self-insurance amounts vary up to $0.5 million per occurrence. Insurance with third parties, some of which is then reinsured through RIC, is in place for claims in excess of these self-insured amounts. RIC reinsured 100% of the risk from $0.5 million to $1.0 million per occurrence through September 2, 2000 for the Company's workers' compensation, general liability, employer's liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. The Company's and RIC's liability for estimated incurred losses are actuarially determined and recorded in the accompanying condensed consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material effect on the Company's insurance expense.

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

    In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12.1 million for severance, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17.0 million in the year ended December 31, 2000. The Company reduced the restructuring reserve by $0.4 million and $1.9 million during the quarter ended June 30, 2002 and the year ended December 30, 2001, respectively, since the reserve exceeded estimated remaining payments.

    As of June 30, 2002, the remaining restructuring reserve was $1.6 million. The restructuring reserves may be increased or decreased based upon remaining payments, which could vary materially from the estimates depending upon the timing of restaurant closings and other factors.

    INCOME TAXES--

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. As of December 30, 2001 and June 30, 2002, a valuation allowance of $11.3 million existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

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

    In April 2001, the FASB reached consensus on Emerging Issues Task Force ("EITF") Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF Issue No. 00-25 was effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable. EITF Issue
No. 00-25 requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs. As a result of EITF Issue No. 00-25, certain costs previously recorded as expense have been reclassified and offset against revenue for the quarter and six months ended July 1, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There has been no material change in the Company's market risk exposure since the filing of the Annual Report on Form 10-K.

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) An annual meeting of the Company's shareholders was held on May 15, 2002.

    (b) Not applicable.

    (c) The election of two nominees for directors of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approvals are as follows:

NOMINEE                          AFFIRMATIVE VOTES   VOTES WITHHELD
-------                          -----------------   --------------
Steven L. Ezzes................      5,303,820          268,086
Charles A. Ledsinger, Jr.......      5,328,679          243,227

    There were no matters voted upon at the Company's annual meeting to which broker non-votes applied.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       None

    (b) Reports on Form 8-K

DATE OF EVENT REPORTED                            EVENT REPORTED
----------------------  ------------------------------------------------------------------
     May 15, 2002       Item 4  --         Changes in Registrant's Certifying Accountant

     May 15, 2002       Item 7  --         Exhibit 16.1, Letter of Arthur Andersen LLP
                                           regarding change in certifying accountant

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