Form 10-Q/A
period 2001-04-01
FRIENDLY ICE CREAM CORP
filed 2002-10-30
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 0-3930

FRIENDLY ICE CREAM CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	5812	04-2053130
(State of Incorporation)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

1855 Boston Road

Wilbraham, Massachusetts 01095

(413) 543-2400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2001

Common Stock, $.01 par value	7,364,283 shares

Introductory Note - Restatements

                 Friendly Ice Cream Corporation (the “Company”) as a result of an extensive review of its accounting policies determined that its policy for recording restaurant advertising expense, included in operating expenses, although proper for annual reporting, needed to be revised for the Company’s quarterly reporting.  Accordingly, the accompanying financial statements and related disclosures have been restated to reflect this accounting change. This Form 10-Q/A does not modify or update any disclosures except as required to reflect the results of the restatement discussed above on current period and prior period financial information.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 1, 2001	December 31, 2000
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,769	$14,584
Restricted cash	775	1,737
Accounts receivable, net	5,559	6,157
Inventories	14,080	11,570
Deferred income taxes	10,395	10,395
Prepaid expenses and other current assets	2,278	2,799
TOTAL CURRENT ASSETS	41,856	47,242

PROPERTY AND EQUIPMENT, net	218,674	226,865
INTANGIBLES AND DEFERRED COSTS, net	21,185	21,529
OTHER ASSETS	3,240	2,050

TOTAL ASSETS	$284,955	$297,686

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current maturities of long-term debt	$8,771	$13,029
Current maturities of capital lease and finance obligations	2,053	2,143
Accounts payable	19,633	20,100
Accrued salaries and benefits	11,485	10,956
Accrued interest payable	8,685	3,515
Insurance reserves	13,191	13,095
Restructuring reserve	4,844	5,571
Other accrued expenses	12,603	14,262
TOTAL CURRENT LIABILITIES	81,265	82,671

DEFERRED INCOME TAXES	11,762	13,276
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	7,741	8,223
LONG-TERM DEBT, less current maturities	269,066	275,435
OTHER LONG-TERM LIABILITIES	16,946	18,064

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock	74	74
Additional paid-in capital	139,081	138,988
Accumulated deficit	(240,980)	(239,045)
TOTAL STOCKHOLDERS’ DEFICIT	(101,825)	(99,983)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$284,955	$297,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	April 1, 2001	April 2, 2000

REVENUES	$125,719	$144,089

COSTS AND EXPENSES:
Cost of sales	42,060	44,822
Labor and benefits	39,676	48,176
Operating expenses	24,944	30,860
General and administrative expenses	9,332	11,376
Restructuring costs	—	12,057
Write-downs of property and equipment	—	17,672
Depreciation and amortization	7,552	8,421
Gain on franchise sales of restaurant operations and properties	—	(2,087)
(Gain) loss on dispositions of other property and equipment	(1,981)	464

OPERATING INCOME (LOSS)	4,136	(27,672)

Interest expense, net	7,585	7,938

LOSS BEFORE BENEFIT FROM INCOME TAXES	(3,449)	(35,610)

Benefit from income taxes	1,514	17,100

NET LOSS AND COMPREHENSIVE LOSS	$(1,935)	$(18,510)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.26)	$(2.48)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES	7,376	7,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	April 1, 2001	April 2, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,935)	$(18,510)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation expense	93	141
Depreciation and amortization	7,552	8,421
Write-downs of property and equipment	—	17,672
Deferred income tax benefit	(1,514)	(17,100)
Gain on asset retirements and sales	(1,981)	(2,380)
Changes in operating assets and liabilities:
Accounts receivable	598	(434)
Inventories	(2,510)	(3,499)
Other assets	37	3,834
Accounts payable	(467)	(992)
Accrued expenses and other long-term liabilities	2,291	7,490
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,164	(5,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,026)	(2,227)
Proceeds from sales of property and equipment	5,246	16,740
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,220	14,513

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	8,000	33,000
Repayments of debt	(18,627)	(41,801)
Repayments of capital lease and finance obligations	(572)	(451)
NET CASH USED IN FINANCING ACTIVITIES	(11,199)	(9,252)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,815)	(96)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,584	12,062

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,769	$11,966

SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) during the period for:
Interest	$2,136	$2,609
Income taxes	2	(21)
Capital lease obligations terminated	—	659
Notes received from the sale of property and equipment	—	577

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

                Interim Financial Information —

                The accompanying condensed consolidated financial statements as of April 1, 2001 and for the first quarter ended April 1, 2001 and April 2, 2000 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive loss of Friendly Ice Cream Corporation (“FICC”) and subsidiaries (unless the context indicates otherwise, collectively the “Company”).  Such adjustments consist solely of normal recurring accruals.  Operating results for the three month period ended April 1, 2001 and April 2, 2000 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company’s business.  Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters.  The Company’s Consolidated Financial Statements, including the notes thereto, which are contained in the 2000 Annual Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements.

                Inventories -

                Inventories are stated at the lower of first-in, first-out cost or market.  Inventories as of April 1, 2001 and December 31, 2000 were as follows (in thousands):

	April 1, 2001	December 31, 2000

Raw materials	$1,657	$1,307
Goods in process	139	66
Finished goods	12,284	10,197
Total	$14,080	$11,570

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

3.  SEGMENT REPORTING

                Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision-maker is the Chairman of the Board and Chief Executive Officer of the Company.  The Company’s operating segments include restaurant, foodservice and franchise.  The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which generally are accounted for on a basis consistent with sales to unaffiliated customers.  Intersegment sales and other intersegment transactions have been eliminated in the accompanying condensed consolidated financial statements.

                The Company’s restaurants target families with children and adults who desire a reasonably–priced meal in a full–service setting. The Company’s menu offers a broad selection of freshly–prepared foods which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items.  Foodservice operations manufactures frozen dessert products and distributes such manufactured products and purchased finished goods to the Company’s restaurants and franchised operations.  Additionally, it sells frozen dessert products to distributors and retail and institutional locations. The Company’s franchise segment includes a royalty based on franchise restaurant revenue. In addition, the Company receives rental income from various franchised restaurants. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment.  These costs include general and administrative expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarters activities.

                The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the financial results for the foodservice operating segment, prior to intersegment eliminations, have been prepared using a management approach, which is consistent with the basis and manner in which the Company’s management internally reviews financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating segment income (loss) before income taxes and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

                EBITDA represents net loss before (i) cumulative effect of change in accounting principle, net of income taxes, (ii) benefit from income taxes, (iii) interest expense, net, (iv) depreciation and amortization and (v) write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries. The Company has included information concerning EBITDA in this Form 10–Q because it believes that such information is used by certain investors as one measure of a company’s historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company’s operating performance.

	For the Three Months Ended
	April 1, 2001	April 2, 2000
	(in thousands)

Revenues:
Restaurant	$107,145	$125,423
Foodservice (retail and institutional)	47,822	54,903
Franchise	1,561	2,276
Total	$156,528	$182,602

Intersegment revenues:
Restaurant	$—	$—
Foodservice (retail and institutional)	(30,809)	(38,513)
Franchise	—	—
Total	$(30,809)	$(38,513)

External revenues:
Restaurant	$107,145	$125,423
Foodservice (retail and institutional)	17,013	16,390
Franchise	1,561	2,276
Total	$125,719	$144,089

	For the Three Months Ended
	April 1, 2001	April 2, 2000
	(in thousands)

EBITDA:
Restaurant	$10,845	$7,494
Foodservice (retail and institutional)	3,078	5,519
Franchise	494	938
Corporate	(4,520)	(4,955)
Gain on property and equipment, net	1,884	1,623
Restructuring costs	—	(12,057)
Total	$11,781	$(1,438)

Interest expense, net	$7,585	$7,938

(Loss) income before benefit from income taxes:
Restaurant	$5,799	$1,459
Foodservice (retail and institutional)	2,224	4,660
Franchise	434	855
Corporate	(13,790)	(14,478)
Gain on property and equipment, net	1,884	(16,049)
Restructuring costs	—	(12,057)
Total	$(3,449)	$(35,610)

Depreciation and amortization:
Restaurant	$5,046	$6,035
Foodservice (retail and institutional)	854	859
Franchise	60	83
Corporate	1,592	1,444
Total	$7,552	$8,421

	April 1, 2001	December 31, 2000
	(in thousands)

Total assets:
Restaurant	$194,853	$199,223
Foodservice (retail and institutional)	33,607	33,880
Franchise	4,076	3,745
Corporate	52,419	60,838
Total	$284,955	$297,686

Capital expenditures:
Restaurant	$1,301	$18,245
Foodservice (retail and institutional)	490	2,667
Corporate	235	1,535
Total	$2,026	$22,447

4.  NEW ACCOUNTING PRONOUNCEMENTS

                In April 2001, the Financial Accounting Standards Board reached consensus on Emerging Issues Task Force (“EITF”) Issue No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products,” which is effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable.  This Issue addresses whether consideration from a vendor to a retailer is (a) an adjustment of the selling prices of the vendor’s products to the retailer and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services provided by the retailer to the vendor and, therefore, should be included as a cost or an expense when recognized in the vendor’s income statement.  Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs.  Management has not yet quantified the impact of implementing Issue No. 00-25 on the Company’s financial statements.

                In May 2000, the Emerging Issues Task Force issued EITF No. 00-14, “Accounting for Certain Sales Incentives,” which provides guidance on the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company adopted EITF No. 00-14 on July 3, 2000.   As a result, the Company has reclassified certain retail selling expenses against retail revenue for the three months ended April 2, 2000 to conform with the current period presentation.

                In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations, and requires that a Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  Since the Company’s commodity option contracts do not meet the criteria for hedge accounting, changes in the value of the commodity option contracts are recognized monthly in earnings.  The cumulative effect upon adoption of approximately $77,000 has been recorded as income in the accompanying Condensed Consolidated Statement of Operations.  It is not separately reported as a cumulative effect since the effect is not significant.  Additional income of approximately $129,000 was recorded during the first quarter of 2001.  The unrealized gain on derivatives at April 1, 2001 was approximately $206,000.

5.   RESTRUCTURING PLAN

                In March 2000, the Company’s Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months.  The 70 locations will remain in operation until they are sold, subleased or closed prior to March 2002.  In connection with the restructuring plan, the Company eliminated approximately 150 management and administrative positions in the field organization and at corporate headquarters.  As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12,057,000 for severance pay, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17,008,000 in the first quarter ended April 2, 2000.

                The following represents the restructuring reserve activity (in thousands):

	Balance as of December 31, 2000	Costs Paid During the Quarter Ended April 1, 2001	Balance as of April 1, 2001

Severance pay	$74	$(74)	$—
Rent	3,585	(278)	3,307
Utilities and real estate taxes	1,105	(210)	895
Demarking	138	(12)	126
Lease termination costs	120	—	120
Inventory	5	(5)	—
Other	544	(148)	396
Total	$5,571	$(727)	$4,844

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

6.  SALES OF RESTAURANT OPERATIONS AND PROPERTIES TO FRANCHISEES

                On April 13, 2001, the Company executed an agreement granting J&B Restaurants Partners of Long Island Holding Co., LLC (“J&B”) certain limited exclusive rights to operate and develop Friendly’s full-service restaurants in the franchising regions of Nassau and Suffolk Counties in Long Island, New York (the “J&B Agreement”).  Pursuant to the J&B Agreement, J&B purchased certain assets and rights in 31 existing Friendly’s restaurants and committed to open an additional 29 restaurants over the next 12 years. The transaction price was approximately $19,950,000, of which approximately $4,250,000 was received in a note.  The cash proceeds were used to prepay approximately $4,711,000 on the term loans with the remaining balance being applied to the revolving credit facility.  The 5-year note bears interest at an annual rate of 11% using a 20-year amortization schedule.  Payments are due monthly through the five years with a balloon payment due at the end of five years.

                On January 19, 2000, the Company entered into an agreement granting Kessler Family LLC (“Kessler”) non-exclusive rights to operate and develop Friendly’s full-service restaurants in the franchising region of Rochester, Buffalo and Syracuse, New York (the “Kessler Agreement”).  Pursuant to the Kessler Agreement, Kessler purchased certain assets and rights in 29 existing Friendly’s restaurants and committed to open an additional 15 restaurants over the next seven years.  Gross proceeds from the sale were approximately $13,300,000 of which $735,000 was for franchise fees for the initial 29 restaurants.  The $735,000 was recorded as revenue in the first quarter ending April 2, 2000. The Company recognized a gain of approximately $1,400,000 related to the sale of the assets for the 29 locations in the first quarter ending April 2, 2000.  The Company also sold certain assets and rights in six other restaurants to two additional franchisees resulting in a gain of $687,000.

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

                FICC’s obligation related to the $200 million Senior Notes is guaranteed fully and unconditionally by one of FICC’s wholly-owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Friendly Holding (UK) Limited, Friendly Ice Cream (UK) Limited and Restaurant Insurance Corporation (collectively, the “Non–guarantor Subsidiaries”). Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of April 1, 2001 and April 2, 2000, and for the periods ended April 1, 2001 and April 2, 2000, are not presented because management has determined that such information is not material to investors.

                Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of the subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investments in subsidiaries and intercompany balances and transactions.

Supplemental Condensed Consolidating Balance Sheet

As of April 1, 2001

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$7,626	$12	$1,154	$(23)	$8,769
Restricted cash	—	—	775	—	775
Accounts receivable, net	4,960	576	—	23	5,559
Inventories	14,080	—	—	—	14,080
Deferred income taxes	10,258	43	—	94	10,395
Prepaid expenses and other current assets	6,995	563	3,510	(8,790)	2,278
Total current assets	43,919	1,194	5,439	(8,696)	41,856
Deferred income taxes	—	506	1,327	(1,833)	—
Property and equipment, net	218,674	—	—	—	218,674
Intangibles and deferred costs, net	21,185	—	—	—	21,185
Investments in subsidiaries	3,640	—	—	(3,640)	—
Other assets	2,325	2,844	6,229	(8,158)	3,240

Total assets	$289,743	$4,544	$12,995	$(22,327)	$284,955

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Current maturities of long-term obligations	$14,324	$—	$—	$(3,500)	$10,824
Accounts payable	19,633	—	—	—	19,633
Accrued expenses	48,060	201	7,637	(5,090)	50,808
Total current liabilities	82,017	201	7,637	(8,590)	81,265
Deferred income taxes	13,501	—	—	(1,739)	11,762
Long-term obligations, less current maturities	282,121	—	—	(5,314)	276,807
Other long-term liabilities	13,929	1,191	4,870	(3,044)	16,946
Stockholders’ equity (deficit)	(101,825)	3,152	488	(3,640)	(101,825)

Total liabilities and stockholders’ equity (deficit)	$289,743	$4,544	$12,995	$(22,327)	$284,955

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended April 1, 2001

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$124,526	$1,193	$—	$—	$125,719
Costs and expenses:
Cost of sales	42,060	—	—	—	42,060
Labor and benefits	39,676	—	—	—	39,676
Operating expenses and write-downs of property and equipment	24,953	—	(9)	—	24,944
General and administrative expenses	8,173	1,159	—	—	9,332
Depreciation and amortization	7,552	—	—	—	7,552
Gain on dispositions of other property and equipment	(1,981)	—	—	—	(1,981)
Interest expense (income)	7,806	—	(221)	—	7,585

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(3,713)	34	230	—	(3,449)

Benefit from (provision for) income taxes	1,609	(14)	(81)	—	1,514

(Loss) income before equity in net income of consolidated subsidiaries	(2,104)	20	149	—	(1,935)

Equity in net income of consolidated subsidiaries	169	—	—	(169)	—

Net (loss) income	$(1,935)	$20	$149	$(169)	$(1,935)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 1, 2001

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$1,986	$(21)	$1,184	$(985)	$2,164

Cash flows from investing activities:
Purchases of property and equipment	(2,026)	—	—	—	(2,026)
Proceeds from sales of property and equipment	5,246	—	—	—	5,246
Net cash provided by investing activities	3,220	—	—	—	3,220

Cash flows from financing activities:
Proceeds from borrowings	8,000	—	—	—	8,000
Repayments of obligations	(19,199)	—	—	—	(19,199)
Reinsurance payments made from deposits	—	—	(962)	962	—
Net cash used in financing activities	(11,199)	—	(962)	962	(11,199)

Net (decrease) increase in cash and cash equivalents	(5,993)	(21)	222	(23)	(5,815)

Cash and cash equivalents, beginning of period	13,619	33	932	—	14,584

Cash and cash equivalents, end of period	$7,626	$12	$1,154	$(23)	$8,769

Supplemental disclosures:
Interest paid (received)	$2,357	$—	$(221)	$—	$2,136
Income taxes paid	—	2	—	—	2

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2000

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$13,619	$33	$932	$—	$14,584
Restricted cash	—	—	1,737	—	1,737
Accounts receivable, net	5,649	508	—	—	6,157
Inventories	11,570	—	—	—	11,570
Deferred income taxes	10,258	43	—	94	10,395
Prepaid expenses and other current assets	7,435	551	4,057	(9,244)	2,799
Total current assets	48,531	1,135	6,726	(9,150)	47,242
Deferred income taxes	—	506	1,327	(1,833)	—
Property and equipment, net	226,865	—	—	—	226,865
Intangible assets and deferred costs, net	21,529	—	—	—	21,529
Investments in subsidiaries	3,500	—	—	(3,500)	—
Other assets	1,135	3,614	5,729	(8,428)	2,050
Total assets	$301,560	$5,255	$13,782	$(22,911)	$297,686

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term obligations	$19,172	$—	$—	$(4,000)	$15,172
Accounts payable	20,100	—	—	—	20,100
Accrued expenses	43,683	648	8,082	(5,014)	47,399
Total current liabilities	82,955	648	8,082	(9,014)	82,671
Deferred income taxes	15,015	—	—	(1,739)	13,276
Long-term obligations, less current maturities	288,472	—	—	(4,814)	283,658
Other liabilities	15,101	1,475	5,332	(3,844)	18,064
Stockholders’ equity (deficit)	(99,983)	3,132	368	(3,500)	(99,983)
Total liabilities and stockholders’ equity (deficit)	$301,560	$5,255	$13,782	$(22,911)	$297,686

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended April 2, 2000

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$142,215	$1,874	$—	$—	$144,089
Costs and expenses:
Cost of sales	44,822	—	—	—	44,822
Labor and benefits	48,176	—	—	—	48,176
Operating expenses and write-downs of property and equipment	48,592	—	(60)	—	48,532
General and administrative expenses	10,950	426	—	—	11,376
Restructuring costs	12,057	—	—	—	12,057
Depreciation and amortization	8,421	—	—	—	8,421
Gain on franchise sales of restaurant operations and properties	(2,087)	—	—	—	(2,087)
Loss on dispositions of other property and equipment	464	—	—	—	464
Interest expense (income)	8,110	—	(172)	—	7,938

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(37,290)	1,448	232	—	(35,610)

Benefit from (provision for) income taxes	17,774	(593)	(81)	—	17,100

(Loss) income before equity in net income of consolidated subsidiaries	(19,516)	855	151	—	(18,510)

Equity in net income of consolidated subsidiaries	1,006	—	—	(1,006)	—

Net (loss) income	$(18,510)	$855	$151	$(1,006)	$(18,510)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 2, 2000

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(5,724)	$36	$1,080	$(749)	$(5,357)

Cash flows from investing activities:
Purchases of property and equipment	(2,227)	—	—	—	(2,227)
Proceeds from sales of property and equipment	16,740	—	—	—	16,740
Net cash provided by investing activities	14,513	—	—	—	14,513

Cash flows from financing activities:
Proceeds from borrowings	33,000	—	—	—	33,000
Repayments of obligations	(42,252)	—	—	—	(42,252)
Reinsurance deposits received	—	—	800	(800)	—
Reinsurance payments made from deposits	—	—	(1,549)	1,549	—

Net cash used in financing activities	(9,252)	—	(749)	749	(9,252)

Net (decrease) increase in cash and cash equivalents	(463)	36	331	—	(96)

Cash and cash equivalents, beginning of period	9,674	14	2,374	—	12,062

Cash and cash equivalents, end of period	$9,211	$50	$2,705	$—	$11,966

Supplemental disclosures:
Interest paid (received)	$2,966	$—	$(357)	$—	$2,609
Income taxes (refunded) paid	(928)	823	84	—	(21)
Capital lease obligations terminated	659	—	—	—	659
Notes received from the sale of property and equipment	577	—	—	—	577

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

                Forward Looking Statements

                Statements contained herein that are not historical facts, constitute “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties, which could cause results to differ materially from those anticipated. These factors include the Company’s highly competitive business environment, uncertainty with respect to the Company’s ability to refinance its existing debt facilities, exposure to commodity prices, risks associated with the foodservice industry, the ability to retain and attract new employees, government regulations, the Company’s high geographic concentration in the Northeast and its attendant weather patterns, conditions needed to meet re–imaging and new opening and franchising targets and risks associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company’s prospects in general are included in the Company’s other filings with the Securities and Exchange Commission.

                Overview

                As of April 1, 2001, the Company owned and operated 438 restaurants and franchised 123 restaurants and five cafes.  The Company distributes a full line of frozen dessert products to Friendly’s restaurants and through more than 3,500 supermarkets and other retail locations in 15 states.  The restaurants offer a wide variety of reasonably-priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

          Revenues:

          Total revenues decreased $18.4 million, or 12.8%, to $125.7 million for the first quarter ended April 1, 2001 from $144.1 million for the same quarter in 2000.  Restaurant revenues decreased $18.3 million, or 14.6%, to $107.1 million for the first quarter of 2001 from $125.4 million for the same quarter in 2000.    Restaurant revenues decreased by $19.7 million due to the closing of 133 under-performing restaurants and the re-franchising of 49 additional locations over the past 15 months.  Closing of restaurants accounted for $14.2 million of the restaurant revenue decline and re-franchising reduced restaurant revenues by an additional $5.5 million. Partially offsetting this decrease was a 1.0% increase in comparable restaurant revenues.  Revenues from the one location open less than one year were $0.4 million.  Foodservice (product sales to franchisees, retail and institutional) revenues increased by $0.6 million, or 3.7%, to $17.0 million for the first quarter of 2001 from $16.4 million for the same quarter in 2000.  The increase was due to the increase in the number of franchised units.  Revenues from foodservice retail supermarket customers were lower in the current quarter when compared to same quarter in 2000. The Company’s foodservice division sells a variety of products to the Company’s franchisees and ice cream products to supermarkets and other retail locations.  Franchise revenues decreased $0.7 million, or 30.4%, to $1.6 million for the three months ended April 1, 2001 from $2.3 million for the three months ended April 2, 2000.  The decrease is due to a reduction of $1.0 million in initial fees from new franchised locations as 41 new locations were added in the first quarter of 2000 and only one new location was added in the same period in 2001.  There were 128 franchised units (including cafes) open at April 1, 2001 compared to 109 franchised units open at April 2, 2000.

          Cost of sales:

          Cost of sales decreased $2.7 million, or 6.0%, to $42.1 million for the first quarter ended April 1, 2001 from $44.8 million for the same quarter in 2000.  Cost of sales as a percentage of total revenues increased to 33.3% for the first quarter of 2001 from 31.1% for the same quarter in 2000.  The higher food cost as a percentage of total revenue was partially due to a shift in sales mix from Company-owned restaurant sales to foodservice sales.  Foodservice sales to franchisees and retail customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons.  The cost of cream, the principle ingredient used in making ice cream, was higher in the first quarter of 2001 when compared to the first quarter of 2000 and contributed to the rise in cost of sales as a percentage of total revenues, especially in foodservice’s retail supermarket business.  The Company believes that cream prices will continue to rise and will peak during the summer months.  To minimize risk, hedging opportunities and alternative supply sources will be pursued.  Additionally, the Company intends to raise prices to its retail customers.

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

          Operating expenses:

          Operating expenses decreased $6.0 million, or 19.4%, to $24.9 million for the first quarter ended April 1, 2001 from $30.9 million for the same quarter in 2000.  Operating expenses as a percentage of total revenues were 19.8% and 21.4% for the first quarters ended April 1, 2001 and April 2, 2000, respectively.  The decrease as a percentage of total revenues resulted from lower advertising and promotional expenses, utility costs and snowplowing costs in the 2001 quarter when compared to the 2000 quarter.

          General and administrative expenses:

          General and administrative expenses were $9.3 million and $11.4 million for the first quarters ended April 1, 2001 and April 2, 2000, respectively.  General and administrative expenses as a percentage of total revenues decreased to 7.4% in the first quarter of 2001 from 7.9% for the same period in 2000. The decrease is primarily the result of the elimination of certain management and administrative positions associated with the Company’s announcement of the immediate closing of 81 restaurants and the planned closing of 70 additional restaurants in March 2000.

          EBITDA:

          As a result of the above, EBITDA (EBITDA represents net loss before (i) cumulative effect of change in accounting principle, net of income taxes, (ii) benefit from income taxes (iii) interest expense, net, (iv) depreciation and amortization and (v) write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries) increased $13.2 million, or 919.3%, to $11.8 million for the first quarter ended April 1, 2001 from $(1.4) million for the same quarter in 2000.  EBITDA as a percentage of total revenues was 9.4% and (1.0)% for the first quarters of 2001 and 2000, respectively.  The increase was primarily the result of the restructuring costs of $12.1 million recorded during the first quarter ended April 2, 2000 partially offset by the impact of the increased gains of $0.4 million on the sales of restaurant operations and properties. The Company has included information concerning EBITDA in this Form 10–Q because it believes that such information is used by certain investors as one measure of a company’s historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company’s operating performance.

          Restructuring costs:

          Restructuring costs were $12.1 million for the first quarter ended April 2, 2000 as a result of the costs associated with the Company’s decision to reorganize its restaurant field and headquarters organizations in conjunction with the closing of 81 under-performing restaurants and the planned closing of an additional 70 restaurants over the next 24 months.  Included in these costs are severance, rent on closed units until lease termination, utilities and real estate taxes, demarking, lease termination, environmental and other miscellaneous costs.

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

          Gain on franchise sales of restaurant operations and properties:

          On January 19, 2000, the Company entered into an agreement granting Kessler Family LLC (“Kessler”) non-exclusive rights to operate and develop Friendly’s full-service restaurants in the franchising region of Rochester, Buffalo and Syracuse, New York (the “Kessler Agreement”).  Pursuant to the Kessler Agreement, Kessler purchased certain assets and rights in 29 existing Friendly’s restaurants and committed to open an additional 15 restaurants over the next seven years.  Gross proceeds from the sale were approximately $13,300,000 of which $735,000 was for franchise fees for the initial 29 restaurants.  The $735,000 was recorded as revenue in the first quarter ending April 2, 2000. The Company recognized a gain of approximately $1,400,000 related to the sale of the assets for the 29 locations in the first quarter ending April 2, 2000.  The Company also sold certain assets and rights in six other restaurants to two additional franchisees resulting in a gain of $687,000.

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

          Benefit from income taxes:

          The benefit from income taxes was $1.5 million, or 43.9% and $17.1 million, or 48.0%, for the first quarters ended April 1, 2001 and April 2, 2000, respectively. The Company records income taxes based on the effective rate expected for the year with any changes in valuation allowance reflected in the period of change.  The sale of the land and buildings to franchisees during the first quarter ended April 2, 2000 favorably impacted the provision for income taxes as it triggered built-in gains, which allowed for a reduction in the valuation allowance on certain net operating loss carryforwards.

          Net loss:

          Net loss was $1.9 million and $18.5 million for the first quarters ended April 1, 2001 and April 2, 2000, respectively.

                Liquidity and Capital Resources

                The Company’s primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility.  Net cash provided by operating activities was $2.2 million for the three months ended April 1, 2001.   Net cash used in operating activities was $5.4 million for the three months ended April 2, 2000.  Inventories increased $2.5 million primarily as a result of anticipated increased retail sales.  Accrued expenses and other long-term liabilities increased $2.3 million from December 31, 2000 to April 1, 2001 primarily due to a $5.2 million increase in accrued interest on the Senior Notes due to four months accrued at April 1, 2001 compared to one month accrued at December 31, 2000.  This increase was partially offset by $1.0 million of payments made against the captive insurance company’s reserves for workers compensation claims.  Available borrowings under the revolving credit facility were $8.0 million as of April 1, 2001.

                Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment.  Additionally, sales of under-performing existing restaurant properties and other assets (to the extent the Company’s debt instruments, if any, permit) are sources of cash.  The amounts of debt financing that the Company will be able to incur under capital leases and for property and casualty insurance financing and the amount of asset sales by the Company are limited by the terms of its credit facility and Senior Notes.

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

                The Company had a working capital deficit of $39.4 million as of April 1, 2001.  The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

                The Company’s credit facility imposes significant operating and financial restrictions on the Company’s ability to, among other things, incur indebtedness, create liens, sell assets, engage in mergers or consolidations, pay dividends and engage in certain transactions with affiliates.  The credit facility limits the amount which the Company may spend on capital expenditures and requires the Company to comply with certain financial covenants.  The Company’s credit facility also restricts the use of proceeds from asset sales.  Proceeds, as defined in the credit agreement and subject to certain exceptions, in excess of stated maximum allowable amounts must be used to permanently reduce outstanding obligations under the credit facility.  During the three months ended April 1, 2001, the Company received $4.9 million of asset sale proceeds which were used to reduce the amount outstanding on the term loans.

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

                The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants.  Capital expenditures for 2001 are anticipated to be $15.0 million in the aggregate, of which $8.5 million is expected to be spent on restaurant operations.  The Company’s actual 2001 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the credit facility will be sufficient to meet the Company’s anticipated operating requirements, capital requirements and obligations associated with the restructuring.

                On April 13, 2001, the Company executed an agreement granting J&B Restaurants Partners of Long Island Holding Co., LLC (“J&B”) certain limited exclusive rights to operate and develop Friendly’s full-service restaurants in the franchising regions of Nassau and Suffolk Counties in Long Island, New York (the “J&B Agreement”).  Pursuant to the J&B Agreement, J&B purchased certain assets and rights in 31 existing Friendly’s restaurants and committed to open an additional 29 restaurants over the next 12 years. The transaction price was approximately $19,950,000, of which approximately $4,250,000 was received in a note.  The cash proceeds were used to prepay approximately $4.7 million on the term loans with the remaining balance being applied to the revolving credit facility.  The 5-year note bears interest at an annual rate of 11% using a 20-year amortization schedule.  Payments are due monthly through the five years with a balloon payment due at the end of five years.

                Seasonality

                Due to the seasonality of frozen dessert consumption, and the effect from time to time of weather on patronage in its restaurants, the Company’s revenues and EBITDA are typically higher in its second and third quarters.

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

                Recently Issued Accounting Pronouncements

                In April 2001, the Financial Accounting Standards Board reached consensus on Emerging Issues Task Force (“EITF”) Issue No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products,” which is effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable.  This Issue addresses whether consideration from a vendor to a retailer is (a) an adjustment of the selling prices of the vendor’s products to the retailer and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services provided by the retailer to the vendor and, therefore, should be included as a cost or an expense when recognized in the vendor’s income statement.  Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements, and buy-downs.  Management has not yet quantified the impact of implementing Issue No. 00-25 on the Company’s financial statements.

                In May 2000, the Emerging Issues Task Force issued EITF No. 00-14, “Accounting for Certain Sales Incentives,” which provides guidance on the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company adopted EITF No. 00-14 on July 3, 2000.   As a result, the Company has reclassified certain retail selling expenses against retail revenue for the three months ended April 2, 2000 to conform with the current period presentation.

                In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations, and requires that a Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  Since the Company’s commodity option contracts do not meet the criteria for hedge accounting, changes in the value of the commodity option contracts are recognized monthly in earnings.  The cumulative effect upon adoption of approximately $77,000 has been recorded as income in the accompanying condensed Consolidated Statement of Operations.  It is not separately reported as a cumulative effect since the effect is not significant.  Additional income of approximately $129,000 was recorded during the first quarter of 2001.  The unrealized gain on derivatives at April 1, 2001 was approximately $206,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

                There has been no material change in the Company’s market risk exposure since the filing of the Annual Report on

Form 10-K.

Item 4. Controls and Procedures

As of April 1, 2001, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2001.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to April 1, 2001.

PART II — OTHER INFORMATION

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
Name: Paul V. Hoagland
Title: Senior Vice President,
Chief Financial Officer, Treasurer and
Assistant Clerk

Certifications

I, Donald N. Smith, certify that:

1.               I have reviewed this quarterly report on Form 10-Q/A of Friendly Ice Cream Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002
/s/ Donald N. Smith
Chief Executive Officer

I, Paul V. Hoagland, certify that:

1.               I have reviewed this quarterly report on Form 10-Q/A of Friendly Ice Cream Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002
/s/ Paul V. Hoagland
Chief Financial Officer, Treasurer and Assistant Clerk