Form 10-Q/A
period 2001-07-01
FRIENDLY ICE CREAM CORP
filed 2002-10-30
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2001

Common Stock, $.01 par value	7,361,865 shares

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 1, 2001	December 31, 2000
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,346	$14,584
Restricted cash	445	1,737
Accounts receivable, net	11,813	6,157
Inventories	15,445	11,570
Deferred income taxes	10,395	10,395
Prepaid expenses and other current assets	2,054	2,799
TOTAL CURRENT ASSETS	50,498	47,242

PROPERTY AND EQUIPMENT, net	201,010	226,865
INTANGIBLES AND DEFERRED COSTS, net	20,569	21,529
OTHER ASSETS	8,608	2,050

TOTAL ASSETS	$280,685	$297,686

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,816	$13,029
Current maturities of capital lease and finance obligations	1,927	2,143
Accounts payable	24,723	20,100
Accrued salaries and benefits	11,321	10,956
Accrued interest payable	1,942	3,515
Insurance reserves	13,873	13,095
Restructuring reserve	3,952	5,571
Other accrued expenses	14,839	14,262
TOTAL CURRENT LIABILITIES	76,393	82,671

DEFERRED INCOME TAXES	14,401	13,276
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	7,190	8,223
LONG-TERM DEBT, less current maturities	264,243	275,435
OTHER LONG-TERM LIABILITIES	16,167	18,064

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock	74	74
Additional paid-in capital	139,156	138,988
Accumulated deficit	(236,939)	(239,045)
TOTAL STOCKHOLDERS’ DEFICIT	(97,709)	(99,983)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$280,685	$297,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

REVENUES	$151,823	$159,048	$277,542	$303,137

COSTS AND EXPENSES:
Cost of sales	52,857	50,243	94,917	95,065
Labor and benefits	41,334	49,399	81,010	97,575
Operating expenses	31,608	30,776	56,552	61,636
General and administrative expenses	9,345	10,191	18,677	21,567
Restructuring costs	—	(1)	—	12,056
Write-downs of property and equipment	68	688	68	18,360
Depreciation and amortization	7,097	7,319	14,649	15,740
(Gain) loss on franchise sales of restaurant operations and properties	(3,823)	89	(3,823)	(1,998)
Gain on disposition of other property and equipment	(261)	(509)	(2,242)	(45)

OPERATING INCOME (LOSS)	13,598	10,853	17,734	(16,819)

Interest expense, net	6,918	7,963	14,503	15,901

INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	6,680	2,890	3,231	(32,720)

(Provision for) benefit from income taxes	(2,639)	115	(1,125)	17,215

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$4,041	$3,005	$2,106	$(15,505)

BASIC NET INCOME (LOSS) PER SHARE	$0.55	$0.40	$0.29	$(2.08)

DILUTED NET INCOME (LOSS) PER SHARE	$0.55	$0.40	$0.29	$(2.08)

WEIGHTED AVERAGE SHARES:
Basic	7,364	7,438	7,370	7,454
Diluted	7,370	7,498	7,377	7,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	July 1, 2001	July 2, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,106	$(15,505)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock compensation expense	168	286
Depreciation and amortization	14,649	15,740
Write-downs of property and equipment	68	18,360
Deferred income tax benefit	1,125	(17,215)
Gain on asset retirements and sales	(6,023)	(2,677)
Changes in operating assets and liabilities:
Accounts receivable	(5,656)	(1,886)
Inventories	(3,875)	(4,833)
Other assets	(542)	4,186
Accounts payable	4,623	348
Accrued expenses and other long-term liabilities	(3,520)	(4,440)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,123	(7,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,726)	(8,261)
Proceeds from sales of property and equipment	19,868	25,919
NET CASH PROVIDED BY INVESTING ACTIVITIES	14,142	17,658

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	34,000	56,000
Repayments of debt	(54,404)	(65,536)
Repayments of capital lease and finance obligations	(1,099)	(876)
NET CASH USED IN FINANCING ACTIVITIES	(21,503)	(10,412)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,238)	(390)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,584	12,062

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,346	$11,672

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$15,498	$15,540
Income taxes	3	9
Capital lease obligations incurred	—	909
Capital lease obligations terminated	151	711
Note received from sale of property and equipment	4,250	577

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

Interim Financial Information -

The accompanying condensed consolidated financial statements as of July 1, 2001 and for the second quarter and six months ended July 1, 2001 and July 2, 2000 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive income (loss) of Friendly Ice Cream Corporation (“FICC”) and subsidiaries (unless the context indicates otherwise, collectively, the “Company”).  Such adjustments consist solely of normal recurring accruals.  Operating results for the three and six month periods ended July 1, 2001 and July 2, 2000 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company’s business.  Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters.  The Company’s Consolidated Financial Statements, including the notes thereto, which are contained in the 2000 Annual Report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market.  Inventories as of July 1, 2001 and December 31, 2000 were as follows (in thousands):

	July 1, 2001	December 31, 2000

Raw materials	$3,398	$1,307
Goods in process	204	66
Finished goods	11,843	10,197
Total	$15,445	$11,570

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

Presented below is the reconciliation between basic and diluted weighted average shares for the three and six months ended July 1, 2001 and July 2, 2000 (in thousands):

	For the Three Months Ended
	Basic		Diluted
	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000
Weighted average number of common shares outstanding during the period	7,364	7,438	7,364	7,438
Adjustments:
Assumed exercise of stock options	—	—	6	60
Weighted average number of shares outstanding	7,364	7,438	7,370	7,498

	For the Six Months Ended
	Basic		Diluted
	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000
Weighted average number of common shares outstanding during the period	7,370	7,454	7,370	7,454
Adjustments:
Assumed exercise of stock options	—	—	7	—
Weighted average number of shares outstanding	7,370	7,454	7,377	7,454

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

The Company’s restaurants target families with children and adults who desire a reasonably-priced meal in a full-service setting. The Company’s menu offers a broad selection of freshly-prepared foods which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items.  Foodservice operations manufactures frozen dessert products and distributes such manufactured products and purchased finished goods to the Company’s restaurants and franchised operations.  Additionally, it sells frozen dessert products to distributors and retail and institutional locations. The Company’s franchise segment includes a royalty based on franchise restaurant revenue. In addition, the Company receives rental income from various franchised restaurants. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment.  These costs include general and administrative expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarters activities.

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

	For the Three Months Ended		For the Six Months Ended
	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000
	(in thousands)
Revenues:
Restaurant	$118,953	$136,800	$226,098	$262,223
Foodservice	64,548	62,754	112,069	117,657
Franchise	3,101	1,766	4,662	4,042
Total	$186,302	$201,320	$342,829	$383,922

Intersegment revenues:
Restaurant	$—	$—	$—	$—
Foodservice	(34,479)	(42,272)	(65,287)	(80,785)
Franchise	—	—	—	—
Total	$(34,479)	$(42,272)	$(65,287)	$(80,785)

External revenues:
Restaurant	$118,953	$136,800	$226,098	$262,223
Foodservice	29,769	20,482	46,782	36,872
Franchise	3,101	1,766	4,662	4,042
Total	$151,823	$159,048	$277,542	$303,137

EBITDA:
Restaurant	$14,356	$16,212	$25,201	$23,706
Foodservice	4,809	7,065	7,888	12,584
Franchise	1,927	580	2,422	1,518
Corporate	(4,435)	(5,362)	(8,956)	(10,317)
Gains on property and equipment, net	4,181	509	6,064	2,132
Restructuring costs	—	1	—	(12,056)
Total	$20,838	$19,005	$32,619	$17,567

Interest expense, net	$6,918	$7,963	$14,503	$15,901

Depreciation and amortization:
Restaurant	$4,613	$4,895	$9,659	$10,930
Foodservice	841	856	1,695	1,715
Franchise	61	100	121	183
Corporate	1,582	1,468	3,174	2,912
Total	$7,097	$7,319	$14,649	$15,740

Other non-cash expenses:
Corporate	$75	$145	$168	$286
Write-downs of property and equipment	68	688	68	18,360
Total	$143	$833	$236	$18,646

Income (loss) before (provision for) benefit from income taxes:
Restaurant	$9,743	$11,317	$15,542	$12,776
Foodservice	3,968	6,209	6,193	10,869
Franchise	1,866	480	2,301	1,335
Corporate	(13,010)	(14,938)	(26,801)	(29,416)
Gains (loss) on property and equipment, net	4,113	(179)	5,996	(16,228)
Restructuring Costs	—	1	—	(12,056)
Total	$6,680	$2,890	$3,231	$(32,720)

Capital expenditures, including capitalized leases:
Restaurant	$2,716	$5,830	$4,017	$6,837
Foodservice	725	908	1,215	1,797
Corporate	259	205	494	536
Total	$3,700	$6,943	$5,726	$9,170

	July 1, 2001	December 31, 2000
Total assets:
Restaurant	$176,939	$199,223
Foodservice	42,867	33,880
Franchise	6,574	3,745
Corporate	54,305	60,838
Total	$280,685	$297,686

4.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles.”  SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets.  The new rules become effective on January 1, 2002.  The Company does not believe the impact of adopting SFAS No. 142 will have a material effect on the Company’s consolidated financial statements.  The Company will continue to amortize its license agreement related to certain trademarked products under the new rules.

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

The following represents the restructuring reserve activity (in thousands):

	Balance as of December 31, 2000	Costs Paid During the Six Months Ended July 1, 2001	Balance as of July 1, 2001
Severance pay	$74	$(74)	$—
Rent	3,585	(643)	2,942
Utilities and real estate taxes	1,105	(403)	702
Demarking	138	(30)	108
Lease termination costs	120	(120)	—
Inventory	5	(5)	—
Other	544	(344)	200
Total	$5,571	$(1,619)	$3,952

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

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligation related to the $200 million Senior Notes is guaranteed fully and unconditionally by one of FICC’s wholly-owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Friendly Holding (UK) Limited, Friendly Ice Cream (UK) Limited and Restaurant Insurance Corporation (collectively, the “Non-guarantor Subsidiaries”). Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of July 1, 2001 and July 2, 2000, and for the periods ended July 1, 2001 and July 2, 2000, are not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet
As of July 1, 2001

(Unaudited)

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$9,008	$9	$1,329	$—	$10,346
Restricted cash	—	—	445	—	445
Accounts receivable, net	10,896	917	—	—	11,813
Inventories	15,445	—	—	—	15,445
Deferred income taxes	10,258	43	—	94	10,395
Prepaid expenses and other current assets	6,871	610	3,505	(8,932)	2,054
Total current assets	52,478	1,579	5,279	(8,838)	50,498

Deferred income taxes	—	506	1,327	(1,833)	—
Property and equipment, net	201,010	—	—	—	201,010
Intangibles and deferred costs, net	20,569	—	—	—	20,569
Investments in subsidiaries	4,680	—	—	(4,680)	—
Other assets	7,692	3,689	6,229	(9,002)	8,608

Total assets	$286,429	$5,774	$12,835	$(24,353)	$280,685

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Current maturities of long-term obligations	$9,243	$—	$—	$(3,500)	$5,743
Accounts payable	24,723	—	—	—	24,723
Accrued expenses	42,847	637	7,690	(5,247)	45,927
Total current liabilities	76,813	637	7,690	(8,747)	76,393
Deferred income taxes	16,140	—	—	(1,739)	14,401
Long-term obligations, less current maturities	276,747	—	—	(5,314)	271,433
Other long-term liabilities	14,438	1,061	4,541	(3,873)	16,167
Stockholders’ (deficit) equity	(97,709)	4,076	604	(4,680)	(97,709)
Total liabilities and stockholders’ equity (deficit)	$286,429	$5,774	$12,835	$(24,353)	$280,685

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended July 1, 2001

(Unaudited)

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$149,099	$2,724	$—	$—	$151,823
Costs and expenses:
Cost of sales	52,857	—	—	—	52,857
Labor and benefits	41,334	—	—	—	41,334
Operating expenses and write-downs of property and equipment	31,678	—	(2)	—	31,676
General and administrative expenses	8,188	1,157	—	—	9,345
Depreciation and amortization	7,097	—	—	—	7,097
Gain on franchise sales of restaurant operations and properties	(3,823)	—	—	—	(3,823)
Gain on dispositions of other property and equipment	(261)	—	—	—	(261)
Interest expense (income)	7,094	—	(176)	—	6,918

Income before provision for income taxes and equity in net income of consolidated subsidiaries	4,935	1,567	178	—	6,680

Provision for income taxes	(1,934)	(642)	(63)	—	(2,639)

Income before equity in net income of consolidated subsidiaries	3,001	925	115	—	4,041

Equity in net income of consolidated subsidiaries	1,040	—	—	(1,040)	—

Net income	$4,041	$925	$115	$(1,040)	$4,041

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended July 1, 2001

(Unaudited)

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$273,625	$3,917	$—	$—	$277,542
Costs and expenses:
Cost of sales	94,917	—	—	—	94,917
Labor and benefits	81,010	—	—	—	81,010
Operating expenses and write-downs of property and equipment	56,631	—	(11)	—	56,620
General and administrative expenses	16,361	2,316	—	—	18,677
Depreciation and amortization	14,649	—	—	—	14,649
Gain on franchise sales of restaurant operations and properties	(3,823)	—	—	—	(3,823)
Gain on dispositions of other property and equipment	(2,242)	—	—	—	(2,242)
Interest expense (income)	14,900	—	(397)	—	14,503

Income before provision for income taxes and equity in net income of consolidated subsidiaries	1,222	1,601	408	—	3,231

Provision for income taxes	(325)	(656)	(144)	—	(1,125)

Income before equity in net income of consolidated subsidiaries	897	945	264	—	2,106

Equity in net income of consolidated subsidiaries	1,209	—	—	(1,209)	—

Net income	$2,106	$945	$264	$(1,209)	$2,106

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended July 1, 2001

(Unaudited)

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,750	$(24)	$1,688	$(1,291)	$3,123

Cash flows from investing activities:
Purchases of property and equipment	(5,726)	—	—	—	(5,726)
Proceeds from sales of property and equipment	19,868	—	—	—	19,868
Net cash provided by investing activities	14,142	—	—	—	14,142

Cash flows from financing activities:
Proceeds from borrowings	34,000	—	—	—	34,000
Repayments of obligations	(55,503)	—	—	—	(55,503)
Reinsurance deposits received	—	—	505	(505)	—
Reinsurance payments made from deposits	—	—	(1,796)	1,796	—
Net cash used in financing activities	(21,503)	—	(1,291)	1,291	(21,503)

Net (decrease) increase in cash and cash equivalents	(4,611)	(24)	397	—	(4,238)

Cash and cash equivalents, beginning of period	13,619	33	932	—	14,584

Cash and cash equivalents, end of period	$9,008	$9	$1,329	$—	$10,346

Supplemental disclosures:
Interest paid (received)	$15,895	$—	$(397)	$—	$15,498
Income taxes refunded	1	2	—	—	3
Capital lease obligations terminated	151	—	—	—	151
Note received from the sale of property and equipment	4,250	—	—	—	4,250

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2000

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$13,619	$33	$932	$—	$14,584
Restricted cash	—	—	1,737	—	1,737
Accounts receivable, net	5,649	508	—	—	6,157
Inventories	11,570	—	—	—	11,570
Deferred income taxes	10,258	43	—	94	10,395
Prepaid expenses and other current assets	7,435	551	4,057	(9,244)	2,799

Total current assets	48,531	1,135	6,726	(9,150)	47,242
Deferred income taxes	—	506	1,327	(1,833)	—
Property and equipment, net	226,865	—	—	—	226,865
Intangible assets and deferred costs, net	21,529	—	—	—	21,529
Investments in subsidiaries	3,500	—	—	(3,500)	—
Other assets	1,135	3,614	5,729	(8,428)	2,050

Total assets	$301,560	$5,255	$13,782	$(22,911)	$297,686

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term obligations	$19,172	$—	$—	$(4,000)	$15,172
Accounts payable	20,100	—	—	—	20,100
Accrued expenses	43,683	648	8,082	(5,014)	47,399
Total current liabilities	82,955	648	8,082	(9,014)	82,671
Deferred income taxes	15,015	—	—	(1,739)	13,276
Long-term obligations, less current maturities	288,472	—	—	(4,814)	283,658
Other liabilities	15,101	1,475	5,332	(3,844)	18,064
Stockholders’ (deficit) equity	(99,983)	3,132	368	(3,500)	(99,983)
Total liabilities and stockholders’ equity (deficit)	$301,560	$5,255	$13,782	$(22,911)	$297,686

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended July 2, 2000

(Unaudited)

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$157,742	$1,306	$—	$—	$159,048
Costs and expenses:
Cost of sales	50,243	—	—	—	50,243
Labor and benefits	49,399	—	—	—	49,399
Operating expenses and write-downs of property and equipment	31,519	—	(55)	—	31,464
General and administrative expenses	9,345	845	—	—	10,190
Depreciation and amortization	7,319	—	—	—	7,319
Loss on franchise sales of restaurant operations and properties	89	—	—	—	89
Gain on dispositions of other property and equipment	(509)	—	—	—	(509)
Interest expense (income)	8,136	—	(173)	—	7,963

Income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	2,201	461	228	—	2,890

Benefit from (provision for) income taxes	385	(190)	(80)	—	115

Income before equity in net income of consolidated subsidiaries	2,586	271	148	—	3,005

Equity in net income of consolidated subsidiaries	419	—	—	(419)	—

Net income	$3,005	$271	$148	$(419)	$3,005

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended July 2, 2000

(Unaudited)

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$299,957	$3,180	$—	$—	$303,137
Costs and expenses:
Cost of sales	95,065	—	—	—	95,065
Labor and benefits	97,575	—	—	—	97,575
Operating expenses and write-downs of property and equipment	80,111	—	(115)	—	79,996
General and administrative expenses	20,296	1,271	—	—	21,567
Restructuring costs	12,056	—	—	—	12,056
Depreciation and amortization	15,740	—	—	—	15,740
Gain on franchise sales of restaurant operations and properties	(1,998)	—	—	—	(1,998)
Gain on dispositions of other property and equipment	(45)	—	—	—	(45)
Interest expense (income)	16,246	—	(345)	—	15,901

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(35,089)	1,909	460	—	(32,720)

Benefit from (provision for) income taxes	18,159	(783)	(161)	—	17,215

(Loss) income before equity in net income of consolidated subsidiaries	(16,930)	1,126	299	—	(15,505)

Equity in net income of consolidated subsidiaries	1,425	—	—	(1,425)	—

Net (loss) income	$(15,505)	$1,126	$299	$(1,425)	$(15,505)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended July 2, 2000

(Unaudited)

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(8,133)	$37	$1,420	$(960)	$(7,636)

Cash flows from investing activities:
Purchases of property and equipment	(8,261)	—	—	—	(8,261)
Proceeds from sales of property and equipment	25,919	—	—	—	25,919
Net cash provided by investing activities	17,658	—	—	—	17,658

Cash flows from financing activities:
Proceeds from borrowings	56,000	—	—	—	56,000
Repayments of obligations	(66,412)	—	—	—	(66,412)
Reinsurance deposits received	—	—	1,600	(1,600)	—
Reinsurance payments made from deposits	—	—	(2,560)	2,560	—
Net cash used in financing activities	(10,412)	—	(960)	960	(10,412)

Net (decrease) increase in cash and cash equivalents	(887)	37	460	—	(390)

Cash and cash equivalents, beginning of period	9,674	14	2,374	—	12,062

Cash and cash equivalents, end of period	$8,787	$51	$2,834	$—	$11,672

Supplemental disclosures:
Interest paid (received)	$16,069	$—	$(529)	$—	$15,540
Income taxes (refunded) paid	(1,022)	866	165	—	9
Capital lease obligations incurred	909	—	—	—	909
Capital lease obligations terminated	711	—	—	—	711
Note received from the sale of property and equipment	577	—	—	—	577

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

Forward Looking Statements

Statements contained herein that are not historical facts, constitute “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties, which could cause results to differ materially from those anticipated. These factors include the Company’s highly competitive business environment, uncertainty with respect to the Company’s ongoing compliance with covenants and its existing debt facilities and its ability to refinance its existing debt facilities, exposure to commodity prices, risks associated with the foodservice industry, the ability to retain and attract new employees, government regulations, the Company’s high geographic concentration in the Northeast and its attendant weather patterns, conditions needed to meet re–imaging and new opening and franchising targets and risks associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company’s prospects in general are included in the Company’s other filings with the Securities and Exchange Commission.

Overview

As of July 1, 2001, the Company owns and operates 403 restaurants, franchises 158 restaurants and 5 cafes and manufactures and distributes a full line of frozen dessert products.  These products are distributed to Friendly’s restaurants and through more than 3,500 supermarkets and other retail locations in 15 states.  The restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

	For the Three Months Ended		For the Six Months Ended
	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000
Company Units:
Beginning of period	438	502	449	618
Openings		1	—	2
Re-franchised	(33)	(2)	(33)	(37)
Closings	(2)	(15)	(13)	(97)
End of period	403	486	403	486

Franchised Units:
Beginning of period	128	109	127	69
Re-franchised openings	33	2	33	37
Openings	2	4	3	10
Closings	—	(1)	—	(2)
End of period	163	114	163	114

Revenues:

Total revenues decreased $7.2 million, or 4.5%, to $151.8 million for the second quarter ended July 1, 2001 from $159.0 million for the same quarter in 2000.  Restaurant revenues decreased $17.8 million, or 13.0%, to $119.0 million for the second quarter of 2001 from $136.8 million for the same quarter in 2000.  Restaurant revenues decreased by  $19.7 million due to the closing of 53 under-performing restaurants and the re-franchising of 47 additional locations over the past 15 months.  Closing of restaurants accounted for $7.3 million of the restaurant revenue decline and re-franchising reduced restaurant revenues by an additional $12.4 million. Partially offsetting this decrease was a 1.4% increase in comparable restaurant revenues.  Revenues from the one location open less than one year were $0.2 million.  Foodservice (product sales to franchisees, retail and institutional) revenues increased by $9.3 million, or 45.4%, to $29.8 million for the second quarter of 2001 from $20.5 million for the same quarter in 2000.  The increase was due to the increase in the number of franchised units and higher sales to foodservice retail supermarket customers. The Company’s foodservice division sells a variety of products to the Company’s franchisees and ice cream products to supermarkets and other retail locations.  Franchise revenues increased $1.3 million, or 72.2%, to $3.1 million for the three months ended July 1, 2001 compared to $1.8 million for the three months ended July 2, 2000.  The increase is primarily due to an increase of $0.9 million in initial fees as 35 new locations were added in the second quarter of 2001 and only six locations were added in the same period in 2000.

Total revenues decreased $25.6 million, or 8.4%, to $277.5 million for the six months ended July 1, 2001 from $303.1 million for the same period in 2000.  Restaurant revenues decreased $36.1 million, or 13.8%, to $226.1 million for the six months of 2001 from $262.2 million for the same period in 2000.   Restaurant revenues decreased by $39.3 million due to the closing of 135 under-performing restaurants and the re-franchising of 82 additional locations over the past 18 months.  Closing of restaurants accounted for $21.4 million of the restaurant revenue decline and re-franchising reduced restaurant revenues by an additional $17.9 million. Partially offsetting this decrease was a 1.2% increase in comparable restaurant revenues.  Revenues from the one location open less than one year were $0.5 million.  Foodservice (product sales to franchisees, retail and institutional) and other revenues increased by $9.9 million, or 26.8%, to $46.8 million for the six months ended July 2, 2001 from $36.9 million for the same period in 2000.  The increase was due to the increase in the number of franchised units and higher sales to foodservice retail supermarket customers.  Franchise revenue increased $0.6 million, or 14.6%, to $4.7 million for the six months ended July 1, 2001 compared to $4.1 million for the six months ended July 2, 2000.  The increase is primarily the result of the fact that there are 163 franchise units open at the end of the second quarter ended July 1, 2001 compared to 114 franchise units open at the end of the second quarter ended July 2, 2000.

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

Operating expenses:

Operating expenses increased $0.8 million, or 2.6%, to $31.6 million for the second quarter ended July 1, 2001 from $30.8 million for the same quarter in 2000.  Operating expenses as a percentage of total revenues were 20.8% and 19.4% for the second quarters ended July 1, 2001 and July 2, 2000, respectively.  The increase as a percentage of total revenues resulted from higher costs for foodservice retail promotions, restaurant maintenance and utilities in the 2001 quarter when compared to the 2000 quarter.

Operating expenses decreased $5.0 million, or 8.1%, to $56.6 million for the six months ended July 1, 2001 from $61.6 million for the same period in 2000.  Operating expenses as a percentage of total revenues were 20.4% and 20.3% for the six months ended July 1, 2001 and July 2, 2000, respectively.  The increase as a percentage of total revenues resulted from higher costs for restaurant advertising, foodservice retail promotions, utilities and restaurant maintenance including snowplowing in the 2001 period when compared to the 2000 period.

General and administrative expenses:

General and administrative expenses were $9.3 million for the second quarter ended July 1, 2001 and $10.2 million for the same period in 2000.  General and administrative expenses as a percentage of total revenues decreased to 6.1% in the second quarter of 2001 from 6.4% for the same period in 2000.  The decrease is primarily the result of a hiring freeze that was implemented after the Company’s announcement of the immediate closing of 81 restaurants and the planned closing of 70 additional restaurants in March 2000.

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

EBITDA:

As a result of the above, EBITDA (EBITDA represents net income (loss) before (i) benefit from (provision for) income taxes,  (ii) interest expense, net, (iii) depreciation and amortization and (iv) write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries) increased $1.8 million, or 9.5%, to $20.8 million for the second quarter ended July 1, 2001 from $19.0 million for the same quarter in 2000.  EBITDA as a percentage of total revenues was 13.7% and 11.9% for the second quarters of 2001 and 2000, respectively.

EBITDA increased $15.0 million, or 85.2%, to $32.6 million for the six months ended July 1, 2001 from $17.6 million for the same period in 2000.  EBITDA as a percentage of total revenues was 11.8% and 5.8% for the six months ended July 1, 2001 and July 2, 2000, respectively.

Restructuring costs:

Restructuring costs were $12.1 million for the six months ended July 2, 2000 as a result of the costs associated with the Company’s decision to reorganize its restaurant field and headquarters organizations in conjunction with the closing of 81 under-performing restaurants and the planned closing of an additional 70 restaurants over the next 24 months.  Included in these costs are severance, rent on closed units until lease termination, utilities and real estate taxes, demarking, lease termination, environmental and other miscellaneous costs.

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

(Provision for) benefit from income taxes:

The provision for income taxes was $2.6 million, or 39.5%, for the second quarter ended July 1, 2001 compared to a benefit from income taxes of $0.1 million, or 4.0%, for the second quarter ended July 2, 2000. The provision for income taxes was $1.1    million, or 34.8%, for the six months ended July 1, 2001 compared to a benefit from taxes of $17.2 million, or 52.6%, for the six months ended July 2, 2000.  The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change.  The sales of the land and buildings to franchisees during the six months ended July 2, 2000 favorably impacted the provision for income taxes as it triggered built-in gains, which allowed for a reduction in the valuation allowance on certain net operating loss carryforwards.

Net income (loss):

Net income was $4.0 million and $3.0 million for the second quarters ended July 1, 2001 and July 2, 2000, respectively.  Net income was $2.1 million for the six months ended July 1, 2001 compared to a net loss of $15.5 million for the six months ended July 2, 2000.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility.  Net cash provided by operating activities was $3.1 million for the six months ended July 1, 2001 compared to net cash used in operating activities of $7.6 million in the six months ended July 2, 2000.  During the six months ended July 1, 2001, inventories increased $3.9 million as a result of increased retail and restaurant promotional activity during the summer months.  Accounts Payable increased $4.6 million primarily as a result of increased inventory purchases. Accounts Receivable increased $5.7 million primarily due to increased retail supermarket sales along with the increase in volume of Foodservice product sales to franchisees. Accrued expenses and other long term-liabilities decreased $3.5 million primarily as a result of a $1.5 million reduction in accrued interest on the revolver and term loans due to the timing of interest payments and $1 million of payments made against the captive insurance company’s reserves for workers compensation claims. Available borrowings under the revolving credit facility were $11.7 million as of July 1, 2001.

Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment.  Additionally, sales of under-performing existing restaurant properties and other assets (to the extent the Company’s and its subsidiaries’ debt instruments, if any, permit) are sources of cash.  The amounts of debt financing that the Company will be able to incur under capital leases and for property and casualty insurance financing and the amount of asset sales by the Company are limited by the terms of its credit facility and Senior Notes.

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

The Company had a working capital deficit of $25.9 million as of July 1, 2001.  The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

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

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles.”  SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets.  The new rules become effective on January 1, 2002.  The Company does not believe the impact of adopting SFAS No. 142 will have a material effect on the Company’s consolidated financial statements.  The Company will continue to amortize its license agreement related to certain trademarked products under the new rules.

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

Item 4. Controls and Procedures

As of July 1, 2001, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2001.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to July 1, 2001.

PART II – OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

(a)  An annual meeting of Company’s shareholders was held on May 16, 2001.

(b)  Not applicable.

(c)  The election of two nominees for directors of the Company was voted upon at the meeting.  The number of affirmative votes and the number of votes withheld with respect to such approvals are as follows:

Nominee	Affirmative Votes	Votes Withheld
Michael J. Daly	5,521,075	1,356,041
Burton J. Manning	5,531,600	1,345,516

The results of the voting to approve the appointment of Arthur Andersen LLP to audit the accounts of the Company and its subsidiaries for 2001 are as follows:

For	Against	Abstain
6,767,341	104,375	5,400

There were no matters voted upon at the Company’s annual meeting to which broker non-votes applied.

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