Form 10-Q/A
period 2001-09-30
FRIENDLY ICE CREAM CORP
filed 2002-10-30
CIK 39135

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2001

Common Stock, $.01 par value	7,352,710 shares

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,557	$14,584
Restricted cash	—	1,737
Accounts receivable, net	8,494	6,157
Inventories	15,394	11,570
Deferred income taxes	10,395	10,395
Prepaid expenses and other current assets	3,352	2,799
TOTAL CURRENT ASSETS	45,192	47,242

PROPERTY AND EQUIPMENT, net	194,219	226,865
INTANGIBLES AND DEFERRED COSTS, net	19,783	21,529
OTHER ASSETS	10,261	2,050

TOTAL ASSETS	$269,455	$297,686

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,990	$13,029
Current maturities of capital lease and finance obligations	1,885	2,143
Accounts payable	21,622	20,100
Accrued salaries and benefits	10,242	10,956
Accrued interest payable	7,103	3,515
Insurance reserves	13,764	13,095
Restructuring reserve	3,658	5,571
Other accrued expenses	14,842	14,262
TOTAL CURRENT LIABILITIES	77,106	82,671

DEFERRED INCOME TAXES	15,373	13,276
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	6,722	8,223
LONG-TERM DEBT, less current maturities	251,350	275,435
OTHER LONG-TERM LIABILITIES	14,905	18,064

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock	74	74
Additional paid-in capital	139,223	138,988
Accumulated deficit	(235,298)	(239,045)
TOTAL STOCKHOLDERS’ DEFICIT	(96,001)	(99,983)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$269,455	$297,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000

REVENUES	$151,373	$161,605	$428,915	$464,742

COSTS AND EXPENSES:
Cost of sales	54,840	54,081	149,757	149,146
Labor and benefits	39,674	47,822	120,684	145,397
Operating expenses	32,479	32,375	89,031	94,011
General and administrative expenses	8,393	8,857	27,070	30,424
Restructuring costs	—	—	—	12,056
Write-downs of property and equipment	35	664	103	19,024
Depreciation and amortization	7,037	7,426	21,686	23,166
(Gain) loss on franchise sales of restaurant operations and properties	(219)	75	(4,042)	(1,923)
Gain on disposition of other property and equipment	(317)	(960)	(2,559)	(1,005)

OPERATING INCOME (LOSS)	9,451	11,265	27,185	(5,554)

Interest expense, net	6,464	7,594	20,967	23,495

INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES AND EXTRAORDINARY ITEM	2,987	3,671	6,218	(29,049)

(Provision for) benefit from income taxes	(1,125)	(425)	(2,250)	16,790

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	1,862	3,246	3,968	(12,259)

Extraordinary item, net of income tax benefit of $153	(221)	—	(221)	—

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$1,641	$3,246	$3,747	$(12,259)

BASIC NET INCOME (LOSS) PER SHARE:
Income (loss) before extraordinary item	$0.25	$0.44	$0.54	$(1.65)
Extraordinary item, net of income tax benefit	(0.03)	—	(0.03)	—
Net income (loss)	$0.22	$0.44	$0.51	$(1.65)

DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) before extraordinary item	$0.25	$0.44	$0.54	$(1.65)
Extraordinary item, net of income tax benefit	(0.03)	—	(0.03)	—
Net income (loss)	$0.22	$0.44	$0.51	$(1.65)

WEIGHTED AVERAGE SHARES:
Basic	7,359	7,409	7,366	7,439
Diluted	7,416	7,437	7,382	7,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended

	September 30, 2001	October 1, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,747	$(12,259)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary item, net of income tax benefit	221	—
Stock compensation expense	235	429
Depreciation and amortization	21,686	23,166
Write-downs of property and equipment	103	19,024
Deferred income tax expense (benefit)	2,250	(16,790)
Gain on asset retirements and sales	(6,710)	(3,562)
Changes in operating assets and liabilities:
Accounts receivable	(2,337)	(1,940)
Inventories	(3,824)	(2,178)
Other assets	(3,204)	2,608
Accounts payable	1,522	579
Accrued expenses and other long-term liabilities	(1,119)	(2,883)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,570	6,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,440)	(12,808)
Proceeds from sales of property and equipment	23,556	32,594
NET CASH PROVIDED BY INVESTING ACTIVITIES	15,116	19,786

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	51,405	74,000
Repayments of debt	(84,529)	(101,678)
Repayments of capital lease and finance obligations	(1,589)	(1,344)
NET CASH USED IN FINANCING ACTIVITIES	(34,713)	(29,022)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,027)	(3,042)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,584	12,062

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,557	$9,020

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$16,699	$18,101
Income taxes	3	62
Capital lease obligations incurred	—	2,891
Capital lease obligations terminated	170	711
Notes received from sales of property and equipment	4,250	577

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

Interim Financial Information –

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

Refinancing Status and Debt -

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

As of October 15, 2001, the Company has paid additional minimum cumulative prepayments of $6,793,000 on the term loans, which exceeds the minimum cumulative prepayment requirement.

Tranche A of the term loans was prepaid and extinguished during the third quarter ended September 30, 2001.  Any remaining unpaid balances due on Tranches B and C of the term loans will be paid on November 15, 2002.

FICC paid an amendment fee of approximately $256,000 to the lenders contemporaneous with the execution of the seventh amendment. FICC paid an additional amendment fee (the “Additional Fee”) of $441,459 on October 1, 2001 pursuant to the seventh amendment, which will be expensed over the remaining term of the credit facility using the effective yield method.  If all obligations under the credit facility were satisfied before September 30, 2001, the Additional Fee would have been reduced to approximately $128,000.  The Company believes that based on the terms of the seventh amendment, the Company has adequate cash and availability on its revolving credit facility to meet its obligations through September 30, 2002.  Additionally, the Company believes that it can comply with the revised covenant requirements under the amendment through December 30, 2001.

The Company is undertaking a refinancing plan (collectively, the “Refinancing Plan”), which has the following three principal components:

(i)	obtaining a new revolving credit facility from one or more financial institutions for $35 million;
(ii)	obtaining $55 million in loans from GE Capital Franchise Finance Corporation which will be secured by first mortgage liens upon 75 of the Company’s restaurants; and
(iii)	entering into a sale and leaseback arrangement with one or more financial institutions involving 45 of the Company’s restaurants that is expected to provide the Company up to $37.5 million in cash.

The Company would use the proceeds of these financings to repay the amounts outstanding on its existing credit facility ($55,114,000 as of September 30, 2001), to increase working capital and, to the extent the proceeds of the financings are sufficient, after giving effect to the foregoing, to finance a tender offer for a portion of the Company’s senior notes (the “Notes”).  The Company has obtained a commitment letter from GE Capital Franchise Finance Corporation relating to the mortgage financing, but the Company does not have any commitments or other agreements from any financial institutions relating to the new revolving credit facility or the sale and leaseback arrangements described above.  The commitment letter received is contingent upon obtaining a new revolving credit facility.  The closing of each of the three financings described above will be subject, among other things, to the negotiation of definitive agreements and other definitive documentation.  There can be no assurance that the Company will be able to successfully implement any of the components of the Refinancing Plan. The availability of funds from the closing of these transactions will be a condition to the Company’s ability to purchase any Notes.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market.  Inventories as of September 30, 2001 and December 31, 2000 were as follows (in thousands):

	September 30, 2001	December 31, 2000

Raw materials	$2,983	$1,307
Goods in process	145	66
Finished goods	12,266	10,197
Total	$15,394	$11,570

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

Presented below is the reconciliation between basic and diluted weighted average shares for the three and nine months ended September 30, 2001 and October 1, 2000 (in thousands):

	For the Three Months Ended
	Basic		Diluted
	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000
Weighted average number of common shares outstanding during the period	7,359	7,409	7,359	7,409
Assumed exercise of stock options	—	—	57	28
Weighted average number of shares outstanding	7,359	7,409	7,416	7,437

	For the Nine Months Ended
	Basic		Diluted
	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000
Weighted average number of common shares outstanding during the period	7,366	7,439	7,366	7,439
Assumed exercise of stock options	—	—	16	—
Weighted average number of shares outstanding	7,366	7,439	7,382	7,439

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000
	(in thousands)
Revenues:
Restaurant	$118,931	$137,462	$345,029	$399,685
Foodservice	64,263	65,265	176,332	182,920
Franchise	2,535	1,763	7,197	5,805
Total	$185,729	$204,490	$528,558	$588,410

Intersegment revenues:
Restaurant	$—	$—	$—	$—
Foodservice	(34,356)	(42,885)	(99,643)	(123,668)
Franchise	—	—	—	—
Total	$(34,356)	$(42,885)	$(99,643)	$(123,668)

External revenues:
Restaurant	$118,931	$137,462	$345,029	$399,685
Foodservice	29,907	22,380	76,689	59,252
Franchise	2,535	1,763	7,197	5,805
Total	$151,373	$161,605	$428,915	$464,742

EBITDA:
Restaurant	$15,425	$16,129	$40,626	$39,835
Foodservice	2,616	6,407	10,505	18,991
Franchise	1,482	581	3,903	2,099
Corporate	(2,878)	(4,505)	(11,834)	(14,822)
(Loss) gain on property and equipment, net	(55)	885	6,009	3,017
Restructuring costs	—	—	—	(12,056)
Total	$16,590	$19,497	$49,209	$37,064

Interest expense, net	$6,464	$7,594	$20,967	$23,495

Depreciation and amortization:
Restaurant	$4,618	$5,052	$14,277	$15,982
Foodservice	834	825	2,529	2,540
Franchise	62	90	183	273
Corporate	1,523	1,459	4,697	4,371
Total	$7,037	$7,426	$21,686	$23,166

Other non-cash expenses:
Corporate	$67	$142	$235	$428
Write-downs of property and equipment	35	664	103	19,024
Total	$102	$806	$338	$19,452

Income (loss) before (provision for) benefit from income taxes and extraordinary item:
Restaurant	$10,807	$11,077	$26,349	$23,853
Foodservice	1,782	5,582	7,976	16,451
Franchise	1,420	491	3,720	1,826
Corporate	(10,932)	(13,700)	(37,733)	(43,116)
(Loss) gain on property and equipment, net	(90)	221	5,906	(16,007)
Restructuring Costs	—	—	—	(12,056)
Total	$2,987	$3,671	$6,218	$(29,049)

Capital expenditures, including capitalized leases:
Restaurant	$2,198	$5,824	$6,215	$12,662
Foodservice	268	44	1,483	1,841
Corporate	248	659	742	1,195
Total	$2,714	$6,527	$8,440	$15,698

	September 30, 2001	December 31, 2000
Total assets:
Restaurant	$171,257	$199,223
Foodservice	40,468	33,880
Franchise	6,196	3,745
Corporate	51,534	60,838
Total	$269,455	$297,686

4.  NEW ACCOUNTING PRONOUNCEMENTS

In September 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-10, “Accounting for the Impact of the September 11, 2001 Terrorist Acts,” which provides guidance on how the costs related to the terrorist acts should be classified,  how to determine whether an asset impairment should be recognized and how liabilities for losses and other costs should be recognized.  The impact of adopting EITF Issue No. 01-10 did not have any effect on the Company’s consolidated financial statements.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets.  The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged.  The Company has not yet quantified the impact of implementing SFAS No. 144 on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles.”  SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets.  The new rules become effective on January 1, 2002.  The impact of adopting SFAS No. 142 will not have a material effect on the Company’s consolidated financial statements and the Company will continue to amortize its license agreement related to certain trademarked products.

In April 2001, the FASB reached consensus on EITF Issue No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products,” which is effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable.  EITF Issue No. 00-25 requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met.  Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs.  As a result of EITF Issue No. 00-25, certain costs previously recorded as expense will be reclassified and offset against revenue.  The Company’s consolidated financial statements will be reclassified to conform with the consensus in the fourth quarter of 2001.

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

The following represents the restructuring reserve activity (in thousands):

	Balance as of December 31, 2000	Costs Paid During the Nine Months Ended September 30, 2001	Balance as of September 30, 2001
Severance pay	$74	$(74)	$—
Rent	3,585	(900)	2,685
Utilities and real estate taxes	1,105	(519)	586
Demarking	138	(126)	12
Lease termination costs	120	(120)	—
Inventory	5	(5)	—
Other	544	(169)	375
Total	$5,571	$(1,913)	$3,658

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

6.  SALES OF RESTAURANT OPERATIONS AND PROPERTIES TO FRANCHISEES

On September 14, 2001, the Company entered into an agreement granting Revere Restaurant Group, Inc. (“Revere”) certain limited exclusive rights to operate and develop Friendly’s full-service restaurants in designated areas within Lehigh and Northampton counties, Pennsylvania (the “Revere Agreement”).  Pursuant to the Revere Agreement, Revere purchased certain assets and rights in six existing Friendly’s restaurants and committed to open an additional four restaurants over the next seven years. The president of Revere is a former employee of the Company.  Gross proceeds from the sale were approximately $3.4 million of which approximately $0.2 million was for franchise fees for the initial six restaurants.  The $0.2 million was recorded as revenue in the third quarter ended September 30, 2001.  The Company also recognized a gain of approximately $0.3 million related to the sale of the assets for the six locations in the third quarter ended September 30, 2001.

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

Effective August 6, 2001, the Company’s largest franchisee, Davco Restaurants, Inc. (“Davco”) refranchised three Newark, Delaware units, transferring it’s rights to R.R.C. Restaurants, Inc.  In addition, Davco closed two units during the quarter ended September 30, 2001. Currently, Davco is seeking to refranchise an additional 25 to 28 units.

7.  EXTRAORDINARY ITEM

The Company recognized $0.2 million of expense, net of the related income tax benefit of $0.2 million, in 2001 related to previously deferred financing costs associated with Tranche A of the term loans, which was prepaid and extinguished in full during the quarter ended September 30, 2001.

8.  SUBSEQUENT EVENT

On October 10, 2001, the Company eliminated approximately 70 positions at corporate headquarters.  The purpose of the reduction was to streamline functions and reduce redundancy amongst its business segments.  In addition, approximately 30 positions in the restaurant construction and fabrication areas will be eliminated by December 30, 2001.  The Company believes the outsourcing of such activities will be more cost effective in the future.  Annual salaries and fringe benefits associated with these 100 positions is approximately $5.6 million.  As a result of the elimination of the positions and the outsourcing of certain functions, the Company will be reporting a pre-tax restructuring charge of approximately $2.5 - $3.0 million for severance pay, rent and inventory in the fourth quarter ending December 30, 2001.

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligation related to the $200 million Senior Notes is guaranteed fully and unconditionally by one of FICC’s wholly- owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Friendly Ice Cream Corporation (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc. and Restaurant Insurance Corporation (together, the “Non–guarantor Subsidiaries”). Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of September 30, 2001 and October 1, 2000, and for the periods ended September 30, 2001 and October 1, 2000, are not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of September 30, 2001

(Unaudited)

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$6,661	$18	$878	$—	$7,557
Restricted cash	—	—	—	—	—
Accounts receivable, net	7,848	646	—	—	8,494
Inventories	15,394	—	—	—	15,394
Deferred income taxes	10,258	43	—	94	10,395
Prepaid expenses and other current assets	8,537	983	3,504	(9,672)	3,352
Total current assets	48,698	1,690	4,382	(9,578)	45,192
Deferred income taxes	—	506	1,327	(1,833)	—
Property and equipment, net	194,219	—	—	—	194,219
Intangibles and deferred costs, net	19,783	—	—	—	19,783
Investments in subsidiaries	5,327	—	—	(5,327)	—
Other assets	9,347	4,520	6,229	(9,835)	10,261

Total assets	$277,374	$6,716	$11,938	$(26,573)	$269,455

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Current maturities of long-term obligations	$9,375	$—	$—	$(3,500)	$5,875
Accounts payable	21,622	—	—	—	21,622
Accrued expenses	46,888	1,026	7,682	(5,987)	49,609
Total current liabilities	77,885	1,026	7,682	(9,487)	77,106
Deferred income taxes	17,112	—	—	(1,739)	15,373
Long-term obligations, less current maturities	263,386	—	—	(5,314)	258,072
Other long-term liabilities	14,992	1,080	3,539	(4,706)	14,905
Stockholders’ (deficit) equity	(96,001)	4,610	717	(5,327)	(96,001)
Total liabilities and stockholders’ (deficit) equity	$277,374	$6,716	$11,938	$(26,573)	$269,455

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2001

(Unaudited)

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$149,299	$2,074	$—	$—	$151,373
Costs and expenses:
Cost of sales	54,840	—	—	—	54,840
Labor and benefits	39,674	—	—	—	39,674
Operating expenses and write-downs of property and equipment	32,513	—	1	—	32,514
General and administrative expenses	7,224	1,169	—	—	8,393
Depreciation and amortization	7,037	—	—	—	7,037
Gain on franchise sales of restaurant operations and properties	(219)	—	—	—	(219)
Gain on dispositions of other property and equipment	(317)	—	—	—	(317)
Interest expense (income)	6,640	—	(176)	—	6,464

Income before provision for income taxes, extraordinary item and equity in net income of consolidated subsidiaries	1,907	905	175	—	2,987

Provision for income taxes	(692)	(372)	(61)	—	(1,125)

Income before extraordinary item and equity in net income of consolidated subsidiaries	1,215	533	114	—	1,862

Extraordinary item, net of income tax benefit	(221)	—	—	—	(221)

Income before equity in net income of consolidated subsidiaries	994	533	114	—	1,641

Equity in net income of consolidated subsidiaries	647	—	—	(647)	—

Net income	$1,641	$533	$114	$(647)	$1,641

Supplemental Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2001

(Unaudited)

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$422,924	$5,991	$—	$—	$428,915
Costs and expenses:
Cost of sales	149,757	—	—	—	149,757
Labor and benefits	120,684	—	—	—	120,684
Operating expenses and write-downs of property and equipment	89,144	—	(10)	—	89,134
General and administrative expenses	23,585	3,485	—	—	27,070
Depreciation and amortization	21,686	—	—	—	21,686
Gain on franchise sales of restaurant operations and properties	(4,042)	—	—	—	(4,042)
Gain on dispositions of other property and equipment	(2,559)	—	—	—	(2,559)
Interest expense (income)	21,540	—	(573)	—	20,967

Income before provision for income taxes, extraordinary item and equity in net income of consolidated subsidiaries	3,129	2,506	583	—	6,218

Provision for income taxes	(1,017)	(1,028)	(205)	—	(2,250)

Income before extraordinary item and equity in net income of consolidated subsidiaries	2,112	1,478	378	—	3,968

Extraordinary item, net of income tax benefit	(221)	—	—	—	(221)

Income before equity in net income of consolidated subsidiaries	1,891	1,478	378	—	3,747

Equity in net income of consolidated subsidiaries	1,856	—	—	(1,856)	—

Net income	$3,747	$1,478	$378	$(1,856)	$3,747

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2001

(Unaudited)

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$12,639	$(15)	$2,240	$(2,294)	$12,570

Cash flows from investing activities:
Purchases of property and equipment	(8,440)	—	—	—	(8,440)
Proceeds from sales of property and equipment	23,556	—	—	—	23,556
Net cash provided by investing activities	15,116	—	—	—	15,116

Cash flows from financing activities:
Proceeds from borrowings	51,405	—	—	—	51,405
Repayments of obligations	(86,118)	—	—	—	(86,118)
Reinsurance deposits received	—	—	505	(505)	—
Reinsurance payments made from deposits	—	—	(2,799)	2,799	—
Net cash used in financing activities	(34,713)	—	(2,294)	2,294	(34,713)

Net decrease in cash and cash equivalents	(6,958)	(15)	(54)	—	(7,027)

Cash and cash equivalents, beginning of period	13,619	33	932	—	14,584

Cash and cash equivalents, end of period	$6,661	$18	$878	$—	$7,557

Supplemental disclosures:
Interest paid (received)	$17,273	$—	$(574)	$—	$16,699
Income taxes paid	1	2	—	—	3
Capital lease obligations terminated	170	—	—	—	170
Note received from the sale of property and equipment	4,250	—	—	—	4,250

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2000

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$13,619	$33	$932	$—	$14,584
Restricted cash	—	—	1,737	—	1,737
Accounts receivable, net	5,649	508	—	—	6,157
Inventories	11,570	—	—	—	11,570
Deferred income taxes	10,258	43	—	94	10,395
Prepaid expenses and other current assets	7,435	551	4,057	(9,244)	2,799
Total current assets	48,531	1,135	6,726	(9,150)	47,242
Deferred income taxes	—	506	1,327	(1,833)	—
Property and equipment, net	226,865	—	—	—	226,865
Intangible assets and deferred costs, net	21,529	—	—	—	21,529
Investments in subsidiaries	3,500	—	—	(3,500)	—
Other assets	1,135	3,614	5,729	(8,428)	2,050
Total assets	$301,560	$5,255	$13,782	$(22,911)	$297,686

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$19,172	$—	$—	$(4,000)	$15,172
Accounts payable	20,100	—	—	—	20,100
Accrued expenses	43,683	648	8,082	(5,014)	47,399
Total current liabilities	82,955	648	8,082	(9,014)	82,671
Deferred income taxes	15,015	—	—	(1,739)	13,276
Long-term obligations, less current maturities	288,472	—	—	(4,814)	283,658
Other liabilities	15,101	1,475	5,332	(3,844)	18,064
Stockholders’ (deficit) equity	(99,983)	3,132	368	(3,500)	(99,983)
Total liabilities and stockholders’ (deficit) equity	$301,560	$5,255	$13,782	$(22,911)	$297,686

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended October 1, 2000

(Unaudited)

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$160,275	$1,330	$—	$—	$161,605
Costs and expenses:
Cost of sales	54,081	—	—	—	54,081
Labor and benefits	47,822	—	—	—	47,822
Operating expenses and write-downs of property and equipment	33,083	—	(44)	—	33,039
General and administrative expenses	7,177	1,680	—	—	8,857
Depreciation and amortization	7,426	—	—	—	7,426
Loss on franchise sales of restaurant operations and properties	75	—	—	—	75
Gain on dispositions of other property and equipment	(960)	—	—	—	(960)
Interest expense (income)	7,768	—	(174)	—	7,594

Income (loss) before (provision for) benefit from income taxes and equity in net loss of consolidated subsidiaries	3,803	(350)	218	—	3,671

(Provision for) benefit from income taxes	(493)	144	(76)	—	(425)

Income (loss) before equity in net loss of consolidated subsidiaries	3,310	(206)	142	—	3,246

Equity in net loss of consolidated subsidiaries	(64)	—	—	64	—

Net income (loss)	$3,246	$(206)	$142	$64	$3,246

Supplemental Condensed Consolidating Statement of Operations

For the Nine Months Ended October 1, 2000

(Unaudited)

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$460,232	$4,510	$—	$—	$464,742
Costs and expenses:
Cost of sales	149,146	—	—	—	149,146
Labor and benefits	145,397	—	—	—	145,397
Operating expenses and write-downs of property and equipment	113,194	—	(159)	—	113,035
General and administrative expenses	27,473	2,951	—	—	30,424
Restructuring costs	12,056	—	—	—	12,056
Depreciation and amortization	23,166	—	—	—	23,166
Gain on franchise sales of restaurant operations and properties	(1,923)	—	—	—	(1,923)
Gain on dispositions of other property and equipment	(1,005)	—	—	—	(1,005)
Interest expense (income)	24,014	—	(519)	—	23,495

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(31,286)	1,559	678	—	(29,049)

Benefit from (provision for) income taxes	17,666	(639)	(237)	—	16,790

(Loss) income before equity in net income of consolidated subsidiaries	(13,620)	920	441	—	(12,259)

Equity in net income of consolidated subsidiaries	1,361	—	—	(1,361)	—

Net (loss) income	$(12,259)	$920	$441	$(1,361)	$(12,259)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended October 1, 2000

(Unaudited)

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$7,780	$(3)	$(105)	$(1,478)	$6,194

Cash flows from investing activities:
Purchases of property and equipment	(12,808)	—	—	—	(12,808)
Proceeds from sales of property and equipment	32,594	—	—	—	32,594
Net cash provided by investing activities	19,786	—	—	—	19,786

Cash flows from financing activities:
Proceeds from borrowings	74,000	—	—	—	74,000
Repayments of obligations	(103,022)	—	—	—	(103,022)
Reinsurance deposits received	—	—	2,133	(2,133)	—
Reinsurance payments made from deposits	—	—	(3,611)	3,611	—
Net cash used in financing activities	(29,022)	—	(1,478)	1,478	(29,022)

Net decrease in cash and cash equivalents	(1,456)	(3)	(1,583)	—	(3,042)

Cash and cash equivalents, beginning of period	9,674	14	2,374	—	12,062

Cash and cash equivalents, end of period	$8,218	$11	$791	$—	$9,020

Supplemental disclosures:
Interest paid (received)	$18,805	$—	$(704)	$—	$18,101
Income taxes (refunded) paid	(1,075)	891	246	—	62
Capital lease obligations incurred	2,891	—	—	—	2,891
Capital lease obligations terminated	711	—	—	—	711
Note received from the sale of property and equipment	577	—	—	—	577

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

Forward Looking Statements

Statements contained herein that are not historical facts constitute “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties which could cause results to differ materially from those anticipated. These factors include the Company’s highly competitive business environment, uncertainty with respect to the Company’s ongoing compliance with covenants in its existing debt facilities and its ability to refinance its existing debt facilities, exposure to commodity prices, risks associated with the foodservice industry, the ability to retain and attract new employees, government regulations, the Company’s high geographic concentration in the Northeast and its attendant weather patterns, conditions needed to meet re-imaging and new opening and franchising targets and risks associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company’s prospects in general are included in the Company’s other filings with the Securities and Exchange Commission.

Overview

As of September 30, 2001, the Company owned and operated 394 restaurants and franchised 160 restaurants and 6 cafes.  The Company manufactures and distributes a full line of frozen dessert products, which are distributed to Friendly’s restaurants and through more than 3,500 supermarkets and other retail locations in 17 states.  The restaurants offer a wide variety of reasonably- priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000
Company Units:
Beginning of period	403	486	449	618
Openings	—	—	—	2
Re-franchised closings	(6)	—	(39)	(37)
Closings	(3)	(15)	(16)	(112)
End of period	394	471	394	471

Franchised Units:
Beginning of period	163	113	127	69
Re-franchised openings	6	—	39	37
Openings	1	3	4	13
Closings	(4)	(1)	(4)	(4)
End of period	166	115	166	115

Revenues:

Total revenues decreased $10.2 million, or 6.3%, to $151.4 million for the third quarter ended September 30, 2001 from $161.6 million for the same quarter in 2000.  Restaurant revenues decreased $18.6 million, or 13.5%, to $118.9 million for the third quarter of 2001 from $137.5 million for the same quarter in 2000.  Restaurant revenues decreased by $19.8 million due to the closing of 41 under-performing restaurants and the re-franchising of 51 additional locations over the past 15 months.  Closing of restaurants accounted for $5.6 million of the restaurant revenue decline and re-franchising reduced restaurant revenues by an additional $14.2 million. Partially offsetting this decrease was a 1.5% increase in comparable restaurant revenues.  Foodservice (product sales to franchisees, retail and institutional) revenues increased by $7.5 million, or 33.5%, to $29.9 million for the third quarter of 2001 from $22.4 million for the same quarter in 2000.  The increase in the number of franchised units accounted for $4.1 million of the increase, sales to foodservice retail supermarket customers increased by $3.5 million and sales to outside distributors increased by $0.3 million.  On May 1, 2001, foodservice decreased its ice cream pricing to all restaurants.  This resulted in decreased foodservice revenues of 4.7% for the third quarter ended September 30, 2001.  The Company’s foodservice division sells a variety of products to the Company’s franchisees and ice cream products to supermarkets and other retail locations.  Franchise revenues increased $0.7 million, or 38.9%, to $2.5 million for the three months ended September 30, 2001 compared to $1.8 million for the three months ended October 1, 2000.  The increase is largely the result of the difference in the number of franchised locations operating during both periods. There were 166 franchise units open at the end of the third quarter ended September 30, 2001 compared to 115 franchise units open at the end of the third quarter ended October 1, 2000.

Total revenues decreased $35.8 million, or 7.7%, to $428.9 million for the nine months ended September 30, 2001 from $464.7 million for the same period in 2000.  Restaurant revenues decreased $54.7 million, or 13.7%, to $345.0 million for the first nine months of 2001 from $399.7 million for the same period in 2000.  Restaurant revenues decreased by $59.1 million due to the closing of 138 under-performing restaurants and the re-franchising of 88 additional locations over the past 21 months.  Closing of restaurants accounted for $27.0 million of the restaurant revenue decline and re-franchising reduced restaurant revenues by an additional $32.1 million. Partially offsetting this decrease was a 1.3% increase in comparable restaurant revenues.  Revenues from the one location open less than one year were $0.5 million.  Foodservice (product sales to franchisees, retail and institutional) and other revenues increased by $17.4 million, or 29.3%, to $76.7 million for the nine months ended September 30, 2001 from $59.3 million for the same period in 2000.  The increase in the number of franchised units accounted for $9.6 million of the increase, sales to foodservice retail supermarket customers increased by $7.6 million and sales to outside distributors increased by $1.1 million.  On May 1, 2001, foodservice decreased its ice cream pricing to all restaurants.  This resulted in decreased foodservice revenues of 3.0% for the nine months ended September 30, 2001.  Franchise revenue increased $1.4 million, or 24.1%, to $7.2 million for the nine months ended September 30, 2001 compared to $5.8 million for the nine months ended October 1, 2000.  The increase is largely the result of the difference in the number of franchised locations operating during both periods. There were 166 franchise units open at the end of the nine months ended September 30, 2001 compared to 115 franchise units open at the end of the nine months ended October 1, 2000.

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

Operating expenses:

Operating expenses increased $0.1 million, or 0.3%, to $32.5 million for the third quarter ended September 30, 2001 from $32.4 million for the same quarter in 2000.  Operating expenses as a percentage of total revenues were 21.5% and 20.0% for the third quarters ended September 30, 2001 and October 1, 2000, respectively.  The increase as a percentage of total revenues resulted from higher costs for foodservice retail promotions and restaurant utilities in the 2001 quarter when compared to the 2000 quarter.

Operating expenses decreased $5.0 million, or 5.3%, to $89.0 million for the nine months ended September 30, 2001 from $94.0 million for the same period in 2000.  Operating expenses as a percentage of total revenues were 20.8% and 20.2% for the nine months ended September 30, 2001 and October 1, 2000, respectively.  The increase as a percentage of total revenues resulted from higher costs for foodservice retail promotions and restaurant advertising and utilities in the 2001 period when compared to the 2000 period.

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

EBITDA:

As a result of the above, EBITDA (EBITDA represents net income (loss) before (i) benefit from (provision for) income taxes,  (ii) interest expense, net, (iii) depreciation and amortization, (iv) extraordinary item and (v) write-downs and all other non-cash items plus cash distributions from unconsolidated subsidiaries) decreased $2.9 million, or 14.9%, to $16.6 million for the third quarter ended September 30, 2001 from $19.5 million for the same quarter in 2000.  EBITDA as a percentage of total revenues was 11.0% and 12.1% for the third quarters of 2001 and 2000, respectively.

EBITDA increased $12.1 million, or 32.8%, to $49.2 million for the nine months ended September 30, 2001 from $37.1 million for the same period in 2000.  EBITDA as a percentage of total revenues was 11.5% and 8.0% for the nine months ended September 30, 2001 and October 1, 2000, respectively.

Restructuring costs:

Restructuring costs were $12.1 million for the nine months ended October 1, 2000 as a result of the costs associated with the Company’s decision to reorganize its restaurant field and headquarters organizations in conjunction with the closing of 81 under-performing restaurants and the planned closing of an additional 70 restaurants over the following 24 months.  Included in these costs are severance, rent on closed units until lease termination, utilities and real estate taxes, demarking, lease termination, environmental and other miscellaneous costs.

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

(Provision for) benefit from income taxes:

The provision for income taxes was $1.1 million, or 37.7%, for the third quarter ended September 30, 2001 compared to $0.4 million, or 11.6%, for the third quarter ended October 1, 2000. The provision for income taxes was $2.3 million, or 36.2%, for the nine months ended September 30, 2001 compared to a benefit from taxes of $16.8 million, or 57.8%, for the nine months ended October 1, 2000.  The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change.  The sales of the land and buildings to franchisees during the nine months ended October 1, 2000 favorably impacted the provision for income taxes as it triggered built-in gains, which allowed for a reduction in the valuation allowance on certain net operating loss carryforwards.

Extraordinary item:

The Company recognized $0.2 million of expense, net of the related income tax benefit of $0.2 million, in 2001 related to previously deferred financing costs associated with Tranche A of the term loans, which was prepaid and extinguished during the quarter ended September 30, 2001.

Net income (loss):

Net income was $1.6 million and $3.2 million for the third quarters ended September 30, 2001 and October 1, 2000, respectively.  Net income was $3.7 million for the nine months ended September 30, 2001 compared to a net loss of $12.3 million for the nine months ended October 1, 2000.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility.  Net cash provided by operating activities was $12.6 million and $6.2 million for the nine months ended September 30, 2001 and October 1, 2000, respectively.  During the nine months ended September 30, 2001, inventories increased $3.8 million as a result of increased retail promotional activity expected for the fourth quarter.  Accounts payable increased $1.5 million primarily as a result of increased inventory purchases. Accounts receivable increased $2.3 million primarily due to increased retail supermarket sales along with the increase in volume of foodservice product sales to franchisees. Accrued expenses and other long- term liabilities decreased $1.1 million as a result of $2.3 million of payments made against the captive insurance company’s reserves for workers compensation claims and $1.9 million of payments made against the restructuring reserve.  These decreases were offset by an increase in accrued interest of $3.6 million related to the timing of interest payment dates.  Available borrowings under the revolving credit facility were $18 million as of September 30, 2001.

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

The Company had a working capital deficit of $31.9 million as of September 30, 2001.  The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

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

The Company entered into its existing credit facility in November 1997.  The credit facility includes the revolving credit loan and term loans.  Since 1997, the Company has executed several amendments to the credit facility.  The most recent amendment occurred on March 19, 2001.  All of the existing financial covenants were amended and a new financial covenant was added requiring minimum cumulative Consolidated EBITDA, as defined, on a monthly basis.  Interest rates on term loans, borrowings under the revolving credit facility and issued letters of credit increased 0.25%.  In addition, automatic increases in the interest rates will occur on August 2, 2001, January 2, 2002, April 1, 2002, September 30, 2002 and October 1, 2002 of 0.25%, 0.50%, 0.25%, 0.25% and 0.25%, respectively.  Interest payments on all ABR loans, Eurodollar loans and issued letters of credit are required on a monthly basis rather than quarterly.

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

FICC paid an amendment fee of approximately $256,000 to the lenders contemporaneous with the execution of the seventh amendment. FICC paid an additional amendment fee (the “Additional Fee”) of $441,459 on October 1, 2001 pursuant to the seventh amendment, which will be expensed over the remaining term of the credit facility using the effective yield method.  If all obligations under the credit facility were satisfied before September 30, 2001, the Additional Fee would have been reduced to approximately $128,000.  The Company believes that based on the terms of the seventh amendment, the Company has adequate cash and availability on its revolving credit facility to meet its obligations through September 30, 2002.  Additionally, the Company believes that it can comply with the revised covenant requirements under the amendment through December 30, 2001.

The Company is undertaking a refinancing plan (collectively, the “Refinancing Plan”), which has the following three principal components:

(i)	obtaining a new revolving credit facility from one or more financial institutions for $35 million;
(ii)	obtaining $55 million in loans from GE Capital Franchise Finance Corporation which will be secured by first mortgage liens upon 75 of the Company’s restaurants; and
(iii)	entering into a sale and leaseback arrangement with one or more financial institutions involving 45 of the Company’s restaurants that is expected to provide the Company up to $37.5 million in cash.

The Company would use the proceeds of these financings to repay the amounts outstanding on its existing credit facility ($55,114,000 as of September 30, 2001), to increase working capital and, to the extent the proceeds of the financings are sufficient, after giving effect to the foregoing, to finance a tender offer for a portion of the Company’s senior notes (the “Notes”).  The Company has obtained a commitment letter from GE Capital Franchise Finance Corporation relating to the mortgage financing, but the Company does not have any commitments or other agreements from any financial institutions relating to the new revolving credit facility or the sale and leaseback arrangements described above.  The commitment letter received is contingent upon obtaining a new revolving credit facility.  The closing of each of the three financings described above will be subject, among other things, to the negotiation of definitive agreements and other definitive documentation.  There can be no assurance that the Company will be able to successfully implement any of the components of the Refinancing Plan. The availability of funds from the closing of these transactions will be a condition to the Company’s ability to purchase any Notes.

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

On September 14, 2001, the Company entered into an agreement granting Revere Restaurant Group, Inc. (“Revere”) certain limited exclusive rights to operate and develop Friendly’s full-service restaurants in designated areas within Lehigh and Northampton counties, Pennsylvania (the “Revere Agreement”).  Pursuant to the Revere Agreement, Revere purchased certain assets and rights in six existing Friendly’s restaurants and committed to open an additional four restaurants over the next seven years. Gross proceeds from the sale were approximately $3.4 million of which approximately $0.2 million was for franchise fees for the initial six restaurants.  The cash proceeds were used to fund operating activities of the Company.

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

Recent Developments

Effective August 6, 2001, the Company’s largest franchisee, Davco Restaurants, Inc. (“Davco”) refranchised three Newark, DE units, transferring it’s rights to R.R.C. Restaurants, Inc.  In addition, Davco closed two units during the quarter ended September 30, 2001. Currently, Davco is seeking to refranchise an additional 25 to 28 units.

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

Recently Issued Accounting Pronouncements

In September 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-10, “Accounting for the Impact of the September 11, 2001 Terrorist Acts,” which provides guidance on how the costs related to the terrorist acts should be classified,  how to determine whether an asset impairment should be recognized and how liabilities for losses and other costs should be recognized.  The impact of adopting EITF Issue No. 01-10 did not have any effect on the Company’s consolidated financial statements.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets.  The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged.  The Company has not yet quantified the impact of implementing SFAS No. 144 on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles.”  SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets.  The new rules become effective on January 1, 2002.  The impact of adopting SFAS No. 142 will not have a material effect on the Company’s consolidated financial statements and the Company will continue to amortize its license agreement related to certain trademarked products.

In April 2001, the FASB reached consensus on EITF Issue No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products,” which is effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable.  EITF Issue No. 00-25 requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met.  Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs.  As a result of EITF Issue No. 00-25, certain costs previously recorded as expense will be reclassified and offset against revenue.  The Company’s consolidated financial statements will be reclassified to conform with the consensus in the fourth quarter of 2001.

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

Item 4. Controls and Procedures

As of September 30, 2001, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2001.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2001.

PART II – OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

(a) An annual meeting of the Company’s shareholders was held on May 16, 2001.

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