Form 10-K/A
period 2001-12-30
FRIENDLY ICE CREAM CORP
filed 2002-10-30
CIK 39135

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INTRODUCTORY NOTE--RESTATEMENTS

     Friendly Ice Cream Corporation (the "Company"), as a result of an extensive review of its accounting policies determined that its policy for recording restaurant advertising expense included in operating expenses although proper for annual reporting, needed to be revised for the Company's quarterly reporting. Accordingly, Note 21, "Quarterly Financial Data (unaudited)" to the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K has been restated to reflect this accounting change. This Form 10-K/A does not modify or update any other information.

                         PART I - FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

     As of December 30, 2001, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 30, 2001. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 30, 2001.

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

                                 CERTIFICATIONS

I, Donald N. Smith, certify that:

1. I have reviewed this annual report on Form 10-K/A of Friendly Ice Cream Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002
                                                  /s/  Donald N. Smith
                                                  CHIEF EXECUTIVE OFFICER

I, Paul V. Hoagland, certify that:

1. I have reviewed this annual report on Form 10-K/A of Friendly Ice Cream Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Note: This Report of Independent Public Accountants is a copy of a previously issued Report of Arthur Andersen LLP, Independent Public Accountants, and it has not been reissued by Arthur Andersen. This Report was originally filed as part of the Form 10-K of Friendly Ice Cream Corporation for the fiscal year ended December 30, 2001, and the consent of Arthur Andersen, dated February 11, 2002, was filed as an exhibit thereto. The registrant has been unable to obtain a reissued Report of Arthur Andersen or a currently dated consent to the incorporation of this previously issued Report of Arthur Andersen into the Registration Statement on Form S-8, File Nos. 333-40195, 333-40197 and 333-40199, or any subsequent registration statement under the Securities Act of 1933 into which this Form 10-K/A may be incorporated by reference. While the extent of any resulting limitations on recovery against Arthur Andersen is unclear, Arthur Andersen may not be liable under Section 11 of the Securities Act because it has not consented in connection with this filing to being named an expert in any present or future filing into which this Form 10-K/A may be incorporated by reference, or the lack of a currently dated consent could limit the time within which any such action could be brought against Arthur Andersen for liabilities arising under Section 11 of the Securities Act.


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

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    QUARTER ENDED
                                                  --------------------------------------------------
                                                  APRIL 1,   JULY 1,    SEPTEMBER 30,   DECEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            2001       2001         2001            2001
----------------------------------------          --------   --------   -------------   ------------
2001 (a)
Revenues (b)....................................  $125,719   $151,823     $151,373        $132,958
Operating income................................     4,136     13,598        9,451           3,545
(Loss) income before extraordinary item (c).....    (1,935)     4,041        1,862            (848)
Net (loss) income...............................    (1,935)     4,041        1,641             (80)
Basic and diluted (loss) income per share:
  (Loss) income before extraordinary item.......  $  (0.26)  $   0.55     $   0.25        $  (0.11)
                                                  ========   ========     ========        ========
  Net (loss) income.............................  $  (0.26)  $   0.55     $   0.22        $  (0.01)
                                                  ========   ========     ========        ========
Weighted average shares:
  Basic.........................................     7,376      7,364        7,359           7,353
                                                  ========   ========     ========        ========
  Diluted.......................................     7,376      7,370        7,416           7,353
                                                  ========   ========     ========        ========

                                                  APRIL 2,    JULY 2,     OCTOBER 1,     DECEMBER 31,
                                                    2000        2000         2000            2000
                                                  ---------   --------   -------------   -------------
2000 (a)
Revenues (b)....................................  $144,089    $159,048     $161,605        $134,116
Operating (loss) income.........................   (27,672)     10,853       11,265           4,580
Net (loss) income...............................   (18,510)      3,005        3,246           1,453
Basic and diluted (loss) income per share:
  Net (loss) income.............................  $  (2.48)   $   0.40     $   0.44        $   0.19
                                                  ========    ========     ========        ========
Weighted average shares:
  Basic.........................................     7,471       7,438        7,409           7,397
                                                  ========    ========     ========        ========
  Diluted.......................................     7,471       7,498        7,437           7,398
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

         4.1 Credit Agreement among the Company, Fleet Bank, N.A and certain other banks and financial institutions ("Credit
                        Agreement") dated as of December 17, 2001.**

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

        10.13           Agreement between Company and Gerald E. Sinsigalli executed
                        October 10, 2001.***

        21.1            Subsidiaries of the Company (Incorporated by reference from
                        Exhibit 21.1 to the Company's Registration Statement on
                        Form S-1, Reg. No. 333-34633).

        23.1            Consent of Arthur Andersen LLP.

        99.1            Explanation concerning absence of current Written
                        Consent of Arthur Andersen LLP.


*    --Management Contract or Compensatory Plan or Arrangement
**   --Filed with original report
***  --Filed with Form 10-K/A Amendment No. 1