Form 10-Q/A
period 2002-03-31
FRIENDLY ICE CREAM CORP
filed 2002-10-30
CIK 39135

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 8, 2002

Common Stock, $.01 par value	7,353,828 shares

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

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2002	December 30, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,519	$16,342
Accounts receivable	10,745	9,969
Inventories	16,903	12,987
Deferred income taxes	7,659	7,659
Prepaid expenses and other current assets	2,327	3,736
TOTAL CURRENT ASSETS	52,153	50,693
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	163,352	169,489
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization	20,763	21,208
OTHER ASSETS	12,263	11,172
TOTAL ASSETS	$248,531	$252,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$951	$1,068
Current maturities of capital lease and finance obligations	1,858	1,851
Accounts payable	21,232	20,505
Accrued salaries and benefits	9,137	9,436
Accrued interest payable	6,238	1,543
Insurance reserves	12,950	13,333
Restructuring reserves	2,397	3,056
Other accrued expenses	12,636	19,260
TOTAL CURRENT LIABILITIES	67,399	70,052
DEFERRED INCOME TAXES	10,244	10,584
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	5,796	6,267
LONG-TERM DEBT, less current maturities	232,534	232,797
OTHER LONG-TERM LIABILITIES	28,897	28,876
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock	74	74
Additional paid-in capital	139,373	139,290
Accumulated deficit	(235,786)	(235,378)
TOTAL STOCKHOLDERS’ DEFICIT	(96,339)	(96,014)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$248,531	$252,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31, 2002	April 1, 2001

REVENUES	$131,486	$125,719

COSTS AND EXPENSES:
Cost of sales	45,994	42,060
Labor and benefits	37,918	39,676
Operating expenses	26,398	24,944
General and administrative expenses	8,599	9,332
Write-downs of property and equipment	120	—
Depreciation and amortization	6,686	7,552

Loss (gain) on sales of other property and equipment, net	512	(1,981)

OPERATING INCOME	5,259	4,136

Interest expense, net	6,337	7,585

LOSS BEFORE BENEFIT FROM INCOME TAXES	(1,078)	(3,449)

Benefit from income taxes	670	1,514

NET LOSS AND COMPREHENSIVE LOSS	$(408)	$(1,935)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.26)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES	7,353	7,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31, 2002	April 1, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(408)	$(1,935)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock compensation expense	70	93
Depreciation and amortization	6,686	7,552
Write-downs of property and equipment	120	—
Deferred income tax benefit	(340)	(1,514)
Loss (gain) on sales of other property and equipment, net	512	(1,981)
Changes in operating assets and liabilities:
Accounts receivable	(776)	598
Inventories	(3,916)	(2,510)
Other assets	318	37
Accounts payable	727	(467)
Accrued expenses and other long-term liabilities	(3,386)	2,291
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(393)	2,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,563)	(2,026)
Proceeds from sales of property and equipment	964	5,246
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(599)	3,220

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	8,000
Repayments of debt	(380)	(18,627)
Repayments of capital lease and finance obligations	(464)	(572)
Stock options exercised	13	—
NET CASH USED IN FINANCING ACTIVITIES	(831)	(11,199)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,823)	(5,815)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,342	14,584

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,519	$8,769

SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) during the period for:
Interest	$1,343	$2,136
Income taxes	(3)	2

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information -

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

Use of Estimates in the Preparation of Financial Statements -

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

Revenue Recognition -

The Company’s revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of frozen desserts through retail and institutional locations and franchising. The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue upon shipment of product. Reserves for discounts and allowances from retail sales are estimated and accrued when revenue is recorded. Actual amounts could differ materially from the estimates. Franchise royalty income, based on net sales of franchisees, is payable monthly and is recorded on the accrual method. Initial franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

Insurance Reserves -

The Company is self - insured through retentions or deductibles for the majority of its workers’ compensation, automobile, general liability, employer’s liability, product liability and group health insurance programs. Self-insurance amounts vary up to $500,000 per occurrence. Insurance with third parties, some of which is then reinsured through RIC, is in place for claims in excess of these self – insured amounts. RIC reinsured 100% of the risk from $500,000 to $1,000,000 per occurrence through September 2, 2000 for the Company’s workers’ compensation, general liability, employer’s liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. The Company’s and RIC’s liability for estimated incurred losses are actuarially determined and recorded in the accompanying condensed consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material affect on the Company’s insurance expense.

Restructuring Reserves -

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

Income Taxes -

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. As of December 30, 2001 and March 31, 2002, a valuation allowance of $11,295,000 existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

Pension and Other Post-Retirement Benefits -

The determination of the Company’s obligation and expense for pension and other post-retirement benefits is dependent upon the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among other things, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While FICC believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other post-retirement obligations and expense.

Volatility of Cream Prices -

The cost of cream, the principal ingredient used in making ice cream, affects cost of sales as a percentage of total revenues, especially in foodservice’s retail business. The Company believes that cream prices will be slightly higher in 2002 than in 2001. A $0.10 increase in the cost of a pound of AA butter adversely affects the Company’s annual cost of sales by approximately $1,100,000. To minimize risk, alternative supply sources continue to be pursued. However, no assurance can be given that the Company will be able to offset any cost increases in the future and future increases in cream could have a material adverse effect on the Company’s results of operations.

Debt -

In December 2001, the Company completed a financial restructuring plan (the “Refinancing Plan”) which included the repayment of $64,545,000 outstanding under the Old Credit Facility and the repurchase of approximately $21,300,000 in Senior Notes for $17,000,000 with the proceeds from $55,000,000 in long-term mortgage financing (the “Mortgage Financing”) and a $33,700,000 sale and leaseback transaction (the “Sale/Leaseback Financing”). In addition, FICC secured a new $30,000,000 revolving credit facility of which up to $20,000,000 is available to support letters of credit. The $30,000,000 commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs (the “New Credit Facility”).

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market.  Inventories as of March 31, 2002 and December 30, 2001 were as follows (in thousands):

	March 31, 2002	December 30, 2001

Raw materials	$828	$1,269
Goods in process	142	73
Finished goods	15,933	11,645

Total	$16,903	$12,987

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

	For the Three Months Ended
	March 31, 2002	April 1, 2001
	(in thousands)
Revenues:
Restaurant	$104,256	$107,145
Foodservice	54,133	47,822
Franchise	2,129	1,561
Total	$160,518	$156,528

Intersegment revenues:
Restaurant	$—	$—
Foodservice	(29,032)	(30,809)
Franchise	—	—
Total	$(29,032)	$(30,809)

External revenues:
Restaurant	$104,256	$107,145
Foodservice	25,101	17,013
Franchise	2,129	1,561
Total	$131,486	$125,719

EBITDA:
Restaurant	$12,051	$10,845
Foodservice	3,674	3,078
Franchise	1,327	494
Corporate	(4,402)	(4,520)
(Loss) gain on property and equipment, net	(515)	1,884
Total	$12,135	$11,781

Interest expense, net-Corporate	$6,337	$7,585

Depreciation and amortization:
Restaurant	$4,626	$5,046
Foodservice	671	854
Franchise	74	60
Corporate	1,315	1,592
Total	$6,686	$7,552

Other non-cash expenses:
Corporate	$70	$93
Write-downs of property and equipment	120	—
Total	$190	$93

Income (loss) before income taxes:
Restaurant	$7,425	$5,799
Foodservice	3,003	2,224
Franchise	1,253	434
Corporate	(12,124)	(13,790)
(Loss) gain on property and equipment, net	(635)	1,884
Total	$(1,078)	$(3,449)

	March 31, 2002	December 30, 2001
Capital expenditures, including assets acquired under capital leases:
Restaurant	$1,200	$10,821
Foodservice	368	2,090
Corporate	(5)	1,011
Total	$1,563	$13,922

Total assets:
Restaurant	$144,443	$148,475
Foodservice	41,636	38,474
Franchise	6,384	7,076
Corporate	56,068	58,537
Total	$248,531	$252,562

4.  NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The impact of adopting SFAS No. 144 on December 31, 2001 had no material effect on the Company’s financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles.”  SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets. The new rules became effective for the Company on December 31, 2001. The impact of adopting SFAS No. 142 on December 31, 2001 had no effect on the Company’s financial condition or results of operations and the Company is continuing to amortize its license agreement related to certain trademarked products over the term of the license agreement.

In April 2001, the FASB reached consensus on Emerging Issues Task Force (“EITF”) Issue No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” EITF Issue No. 00-25 was effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable. EITF Issue No. 00-25 requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs. As a result of EITF Issue No. 00-25, certain costs previously recorded as expense have been reclassified and offset against revenue for the quarter ended April 1, 2001.

5.  RESTRUCTURING RESERVES

The following represents the reserve and activity associated with the March 2000 and October 2001 restructurings (in thousands):

	For the Three Months Ended April 1, 2001
	Restructuring Reserves as of December 31, 2000	Costs Paid	Restructuring Reserves as of April 1, 2001
Severance pay	$74	$(74)	$—
Rent	3,585	(278)	3,307
Utilities and real estate taxes	1,105	(210)	895
Demarking	138	(12)	126
Lease termination costs	120	—	120
Inventory	5	(5)	—
Other	544	(148)	396
Total	$5,571	$(727)	$4,844

	For the Three Months Ended March 31, 2002
	Restructuring Reserves as of December 30, 2001	Expense	Costs Paid	Restructuring Reserves as of March 31, 2002
Severance pay	$516	$—	$(408)	$108
Rent	1,318	—	(136)	1,182
Utilities and real estate taxes	185	91	(78)	198
Equipment	480	—	—	480
Outplacement services	6	—	(1)	5
Other	551	(91)	(36)	424
Total	$3,056	$—	$(659)	$2,397

Based on information currently available, management believes that the restructuring reserve as of March 31, 2002 is adequate and not excessive.

6.  FRANCHISE TRANSACTIONS

In 2000, the Company and its first franchisee, Davco, agreed to terminate Davco’s rights as the exclusive developer of new Friendly’s restaurants in Maryland, Delaware, the District of Columbia and northern Virginia, effective December 28, 2000. Davco has the right to close up to 16 existing franchised locations and will operate the remaining 32 locations under their respective existing franchise agreements until such time as a new franchisee is found for those locations. The existing franchise agreements for the 32 locations were modified as of December 29, 2001 to allow early termination subject to liquidated damages on 22 of the 32 franchise agreements. Effective August 6, 2001, Davco transferred its rights to three franchised locations to a third party. Davco closed two units during the year ended December 30, 2001. During the quarter ended March 31, 2002, Davco transferred its rights to eight additional franchised locations to three separate third parties.

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligation related to the Senior Notes are guaranteed fully and unconditionally by one of FICC’s wholly owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Restaurant Insurance Corporation, and the three LLC subsidiaries created in 2001, Friendly’s Realty I, LLC, Friendly’s Realty II, LLC and Friendly’s Realty III, LLC (collectively, the “Non-guarantor Subsidiaries”). All of the LLCs’ assets are owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs’ assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of March 31, 2002 and April 1, 2001 and for the three months ended March 31, 2002 and April 1, 2001 are not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$12,449	$16	$2,054	$—	$14,519
Accounts receivable, net	10,087	658	—	—	10,745
Inventories	16,903	—	—	—	16,903
Deferred income taxes	7,448	99	—	112	7,659
Prepaid expenses and other current assets	6,606	255	3,503	(8,037)	2,327
Total current assets	53,493	1,028	5,557	(7,925)	52,153
Deferred income taxes	—	350	1,327	(1,677)	—
Property and equipment, net	111,956	—	51,396	—	163,352
Intangibles and deferred costs, net	17,884	—	2,879	—	20,763
Investments in subsidiaries	5,254	—	—	(5,254)	—
Other assets	11,348	5,100	6,229	(10,414)	12,263

Total assets	$199,935	$6,478	$67,388	$(25,270)	$248,531

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$5,358	$—	$951	$(3,500)	$2,809
Accounts payable	21,232	—	—	—	21,232
Accrued expenses	39,313	271	8,076	(4,302)	43,358
Total current liabilities	65,903	271	9,027	(7,802)	67,399
Deferred income taxes	11,809	—	—	(1,565)	10,244
Long-term obligations, less current maturities	189,837	—	53,807	(5,314)	238,330
Other long-term liabilities	28,725	1,057	4,450	(5,335)	28,897
Stockholders’ (deficit) equity	(96,339)	5,150	104	(5,254)	(96,339)
Total liabilities and stockholders’ (deficit) equity	$199,935	$6,478	$67,388	$(25,270)	$248,531

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$129,699	$1,787	$—	$—	$131,486
Costs and expenses:
Cost of sales	45,994	—	—	—	45,994
Labor and benefits	37,918	—	—	—	37,918
Operating expenses and write-downs of property and equipment	28,267	—	(1,749)	—	26,518
General and administrative expenses	7,435	1,164	—	—	8,599
Depreciation and amortization	6,099	—	587	—	6,686
Loss on sales of other property and equipment, net	512	—	—	—	512
Interest expense	5,174	—	1,163	—	6,337

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(1,700)	623	(1)	—	(1,078)

Benefit from (provision for) income taxes	1,044	(255)	(119)	—	670

(Loss) income before equity in net income of consolidated subsidiaries	(656)	368	(120)	—	(408)

Equity in net income of consolidated subsidiaries	248	—	—	(248)	—

Net (loss) income	$(408)	$368	$(120)	$(248)	$(408)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(1,479)	$(88)	$1,054	$120	$(393)

Cash flows from investing activities:
Purchases of property and equipment	(1,563)	—	—	—	(1,563)
Proceeds from sales of property and equipment	964	—	—	—	964
Net cash used in investing activities	(599)	—	—	—	(599)

Cash flows from financing activities:
Repayments of obligations	(602)	—	(242)	—	(844)
Stock options exercised	13				13
Reinsurance deposits received	—	—	1,000	(1,000)	—
Reinsurance payments made from deposits	—	—	(880)	880	—
Net cash used in financing activities	(589)	—	(122)	(120)	(831)

Net (decrease) increase in cash and cash equivalents	(2,667)	(88)	932	—	(1,823)

Cash and cash equivalents, beginning of period	15,116	104	1,122	—	16,342

Cash and cash equivalents, end of period	$12,449	$16	$2,054	$—	$14,519

Supplemental disclosures:
Interest paid	$180	$—	$1,163	$—	$1,343
Income taxes (refunded) paid	(5)	2	—	—	(3)

Supplemental Condensed Consolidating Balance Sheet

As of December 30, 2001

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$15,116	$104	$1,122	$—	$16,342
Accounts receivable, net	9,468	501	—	—	9,969
Inventories	12,987	—	—	—	12,987
Deferred income taxes	7,448	99	—	112	7,659
Prepaid expenses and other current assets	8,704	1,002	3,560	(9,530)	3,736
Total current assets	53,723	1,706	4,682	(9,418)	50,693
Deferred income taxes	—	350	1,327	(1,677)	—
Property and equipment, net	117,564	—	51,925	—	169,489
Intangibles and deferred costs, net	18,271	—	2,937	—	21,208
Investments in subsidiaries	5,061	—	—	(5,061)	—
Other assets	10,258	4,863	6,229	(10,178)	11,172

Total assets	$204,877	$6,919	$67,100	$(26,334)	$252,562

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$5,489	$—	$930	$(3,500)	$2,919
Accounts payable	20,505	—	—	—	20,505
Accrued expenses	43,853	1,042	7,491	(5,758)	46,628
Total current liabilities	69,847	1,042	8,421	(9,258)	70,052
Deferred income taxes	12,149	—	—	(1,565)	10,584
Long-term obligations, less current maturities	190,308	—	54,070	(5,314)	239,064
Other long-term liabilities	28,587	1,095	4,330	(5,136)	28,876
Stockholders’ (deficit) equity	(96,014)	4,782	279	(5,061)	(96,014)
Total liabilities and stockholders’ (deficit) equity	$204,877	$6,919	$67,100	$(26,334)	$252,562

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended April 1, 2001

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$124,526	$1,193	$—	$—	$125,719
Costs and expenses:
Cost of sales	42,060	—	—	—	42,060
Labor and benefits	39,676	—	—	—	39,676
Operating expenses and write-downs of property and equipment	24,953	—	(9)	—	24,944
General and administrative expenses	8,173	1,159	—	—	9,332
Depreciation and amortization	7,552	—	—	—	7,552
Gain on sales of other property and equipment, net	(1,981)	—	—	—	(1,981)
Interest expense (income)	7,806	—	(221)	—	7,585

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(3,713)	34	230	—	(3,449)

Benefit from (provision for) income taxes	1,609	(14)	(81)	—	1,514

(Loss) income before equity in net income of consolidated subsidiaries	(2,104)	20	149	—	(1,935)

Equity in net income of consolidated subsidiaries	169	—	—	(169)	—

Net (loss) income	$(1,935)	$20	$149	$(169)	$(1,935)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 1, 2001

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,986	$(21)	$1,184	$(985)	$2,164

Cash flows from investing activities:
Purchases of property and equipment	(2,026)	—	—	—	(2,026)
Proceeds from sales of property and equipment	5,246	—	—	—	5,246
Net cash provided by investing activities	3,220	—	—	—	3,220

Cash flows from financing activities:
Proceeds from borrowings	8,000	—	—	—	8,000
Repayments of obligations	(19,199)	—	—	—	(19,199)
Reinsurance payments made from deposits	—	—	(962)	962	—
Net cash used in financing activities	(11,199)	—	(962)	962	(11,199)

Net (decrease) increase in cash and cash equivalents	(5,993)	(21)	222	(23)	(5,815)

Cash and cash equivalents, beginning of period	13,619	33	932	—	14,584

Cash and cash equivalents, end of period	$7,626	$12	$1,154	$(23)	$8,769

Supplemental disclosures:
Interest paid (received)	$2,357	$—	$(221)	$—	$2,136
Income taxes paid	—	2	—	—	2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

Forward Looking Statements

Statements contained herein that are not historical facts constitute “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties which could cause results to differ materially from those anticipated. These factors include the Company’s highly competitive business environment, exposure to commodity prices, risks associated with the foodservice industry, the ability to retain and attract new employees, government regulations, the Company’s high geographic concentration in the Northeast and its attendant weather patterns, conditions needed to meet restaurant re-imaging and new opening targets and risks associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company’s prospects in general are included in the Company’s other filings with the Securities and Exchange Commission.

Overview

Friendly’s owns and operates 390 restaurants, franchises 160 full-service restaurants and six non-traditional units and manufactures a full line of frozen desserts distributed through more than 3,500 supermarkets and other retail locations in 17 states. The restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

Following is a summary of the Company-owned and franchised units:

	For the Three Months Ended
	March 31, 2002	April 1, 2001

Company Units:
Beginning of period	393	449
Closings	(3)	(11)
End of Period	390	438

Franchised Units:
Beginning of period	167	127
Openings	2	1
Closings	(3)	—
End of Period	166	128

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

Operating expenses:

Operating expenses increased $1.5 million, or 6.0%, to $26.4 million for the first quarter ended March 31, 2002 from $24.9 million for the same quarter in 2001. Operating expenses as a percentage of total revenues were 20.1% and 19.8% for the first quarters ended March 31, 2002 and April 1, 2001, respectively. The increase as a percentage of total revenues resulted from higher costs for restaurant rent associated with the December 2001 sale/leaseback transaction and higher costs for foodservice retail selling expense in the 2002 period when compared to the 2001 period.

General and administrative expenses:

General and administrative expenses were $8.6 million and $9.3 million for the first quarters ended March 31, 2002 and April 1, 2001, respectively. General and administrative expenses as a percentage of total revenues decreased to 6.5% for the first quarter ended March 31, 2002 from 7.4% for the same period in 2001. The decrease is primarily the result of the elimination of certain management and administrative positions associated with the Company’s closing of 19 locations and the re-franchising of 57 locations over the past 15 months. In October 2001, the Company eliminated approximately 70 positions at corporate headquarters. The Company has a hiring freeze at its corporate headquarters.

EBITDA:

As a result of the above, EBITDA (EBITDA represents net income (loss) before (i) benefit from income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) write-downs of property and equipment and (v) other non-cash items) increased $0.4 million, or 3.0%, to $12.1 million for the quarter ended March 31, 2002 from $11.8 million for the same quarter in 2001. EBITDA as a percentage of total revenues was 9.3% and 9.4% for the 2002 and 2001 periods, respectively.

Depreciation and amortization:

Depreciation and amortization decreased $0.9 million, or 11.5%, to $6.7 million for the first quarter ended March 31, 2002 from $7.6 million for the same quarter in 2001. Depreciation and amortization as a percentage of total revenues was 5.1% and 6.0% in the 2002 and 2001 quarters, respectively. The reduction reflects the impact on depreciation associated with the Company’s closing of 19 locations and the re-franchising of 57 locations over the past 15 months.

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

Benefit from income taxes:

The benefit from income taxes was $0.7 million, an effective tax rate of 62.2%, for the first quarter ended March 31, 2002 compared to a benefit from taxes of $1.5 million, or 43.9%, for the 2001 quarter. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change.

Net loss:

Net loss was $0.4 million and $1.9 million for the first quarters ended March 31, 2002 and April 1, 2001, respectively, for the reasons discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash used in operating activities was $0.4 million for the first quarter ended March 31, 2002 compared to net cash provided by operations of $2.2 million for the same quarter of 2001. During the three months ended March 31, 2002, inventories increased $3.9 million in an effort to build manufactured inventory to take advantage of lower cream prices. Accrued expenses and other long-term liabilities decreased $3.4 million as a result of $3.9 million of payments made for corporate and restaurant bonuses, $0.7 million of payments made against the restructuring reserve and $1.2 million of payments made for accrued construction costs. These decreases were offset by an increase in accrued interest of $4.7 million related to the timing of interest payment dates and decreased accrued payroll costs. During the 2001 quarter, inventory increased $2.5 million as a result of anticipated increases in retail sales. Accrued expenses and other long-term liabilities increased $2.3 million from December 31, 2000 to April 1, 2001 primarily due to a $5.2 million increase in accrued interest on the Senior Notes due to four months accrued at April 1, 2001 compared to one month accrued at December 31, 2000. This increase was offset by $1.0 million of payments made against the captive insurance company’s reserves for workers compensation claims. Available borrowings under the revolving credit facility were $17.1 million as of March 31, 2002. Total letters of credit issued and outstanding were approximately $12.9 million and there were no revolving credit loans outstanding.

Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent FICC’s and its subsidiaries’ debt instruments, if any, permit) are sources of cash. The amount of debt financing that FICC will be able to incur is limited by the terms of its New Credit Facility and Senior Notes.

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

The Company had a working capital deficit of $15.2 million as of March 31, 2002. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

In December 2001, the Company completed a financial restructuring plan (the “Refinancing Plan”) which included the repayment of the $64.5 million outstanding under the Old Credit Facility and the repurchase of approximately $21.3 million in Senior Notes with the proceeds from $55.0 million in long-term mortgage financing (the “Mortgage Financing”) and a $33.7 million sale and leaseback transaction (the “Sale/Leaseback Financing”). In addition, FICC secured a new $30.0 million revolving credit facility of which up to $20.0 million is available to support letters of credit. The $30.0 million commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs (the “New Credit Facility”). As of March 31, 2002, $17.1 million was available for additional borrowings under the New Credit Facility. The refinancing improved the Company’s financial condition by reducing total debt by approximately $30.8 million and by extending the average life of the Company’s debt.

Three new limited liability corporations (“LLCs”) were organized in connection with the Mortgage Financing. Friendly Ice Cream Corporation is the sole member of each LLC. FICC sold 75 of its operating Friendly’s restaurants to the LLCs in exchange for the proceeds from the Mortgage Financing. Promissory notes were issued for each of the 75 properties. Each LLC is a separate entity with separate creditors which will be entitled to be satisfied out of such LLC’s assets. Each LLC is a borrower under the Mortgage Financing.

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

The New Credit Facility is secured by substantially all of the assets of FICC and two of its six subsidiaries, Friendly’s Restaurants Franchise Inc. and Friendly’s International Inc. These two subsidiaries also guaranty FICC’s obligations under the New Credit Facility. The New Credit Facility expires on December 17, 2004. As of March 31, 2002, there were no revolving credit loans outstanding.

The revolving credit loans bear interest at the Company’s option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the “Base Rate”) (7.25% at March 31, 2002) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (6.33% at March 31, 2002).

As of March 31, 2002 and December 30, 2001, total letters of credit issued and outstanding were approximately $12.9 million and $14.6 million, respectively.

The New Credit Facility has an annual “clean-up” provision which obligates the Company to repay in full all revolving credit loans on or before September 30 (or, if September 30 is not a business day, as defined, then the next business day) of each year and maintain a zero balance on such revolving credit for at least 30 consecutive days, to include September 30, immediately following the date of such repayment.

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

In connection with the Refinancing Plan, in December 2001, the Company entered into and accounted for the Sale/Leaseback Financing, which provided approximately $33.7 million of proceeds to the Company. The Company sold 44 properties operating as Friendly’s Restaurants and entered into a master lease with the buyer to lease the 44 properties for an initial term of 20 years under a triple net lease. There are four five-year renewal options and lease payments are subject to escalator provisions every five years based upon increases in the Consumer Price Index. A gain of $11.3 million was deferred and was included in other accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets. The deferred gain is being amortized in proportion to the rent charged to expense over the initial lease term.

The $200 million Senior Notes issued in connection with the November 1997 Recapitalization (the “Senior Notes”) are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The Senior Notes mature on December 1, 2007. Interest on the Senior Notes is payable at 10.50% per annum semi-annually on June 1 and December 1 of each year. In connection with the Refinancing Plan, FICC repurchased approximately $21.3 million in aggregate principal amount of the Senior Notes for $17.0 million. The gain of $4.3 million ($2.5 million net of tax) was recorded as an extraordinary item in the consolidated statement of operations for the year ended December 30, 2001. The remaining Senior Notes are redeemable, in whole or in part, at FICC’s option any time on or after December 1, 2002 at redemption prices from 105.25% to 100.00%, based on the redemption date.

The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for 2002 are anticipated to be $16.0 million in the aggregate, of which $13.0 million is expected to be spent on restaurant operations. The Company’s actual 2002 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the New Credit Facility will be sufficient to meet the Company’s anticipated operating requirements, capital requirements and obligations associated with the restructuring.

The following represents the contractual obligations and commercial commitments of the Company as of March 31, 2002 (in thousands):

		Payments due by Period
	Total	2002	2003-2004	2005-2006	Thereafter
Contractual Obligations:
Long-term debt	$233,485	$688	$2,124	$2,605	$228,068
Capital lease obligations	11,564	1,941	2,940	1,817	4,866
Operating leases	158,333	16,869	30,175	24,503	86,786
Purchase commitments	86,218	78,200	7,945	65	8

		Amount of Commitment Expiration by Period
	Total	2002	2003-2004	2005-2006	Thereafter
Other Commercial Commitments:
Revolving credit facility	$17,089	$—	$17,089	$—	$—
Letters of credit	12,911	—	12,911	—	—

Seasonality

Due to the seasonality of frozen dessert consumption, and the effect from time to time of weather on patronage of the restaurants, the Company’s revenues and EBITDA are typically higher in its second and third fiscal quarters.

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

Use of Estimates in the Preparation of Financial Statements -

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

Revenue Recognition -

The Company’s revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of frozen desserts through retail and institutional locations and franchising. The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue upon shipment of product. Reserves for discounts and allowances from retail sales are estimated and accrued when revenue is recorded. Actual amounts could differ materially from the estimates. Franchise royalty income, based on net sales of franchisees, is payable monthly and is recorded on the accrual method. Initial franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

Insurance Reserves -

The Company is self-insured through retentions or deductibles for the majority of its workers’ compensation, automobile, general liability, employer’s liability, product liability and group health insurance programs. Self-insurance amounts vary up to $0.5 million per occurrence. Insurance with third parties, some of which is then reinsured through RIC, is in place for claims in excess of these self-insured amounts. RIC reinsured 100% of the risk from $0.5 million to $1.0 million per occurrence through September 2, 2000 for the Company’s workers’ compensation, general liability, employer’s liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. The Company’s and RIC’s liability for estimated incurred losses are actuarially determined and recorded in the accompanying condensed consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material affect on the Company’s insurance expense.

Restructuring Reserves -

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

Income Taxes -

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. As of December 30, 2001 and March 31, 2002, a valuation allowance of $11.3 million existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

Pension and Other Post-Retirement Benefits -

The determination of the Company’s obligation and expense for pension and other post-retirement benefits is dependent upon the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among other things, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While FICC believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other post-retirement obligations and expense.

Volatility of Cream Prices -

The cost of cream, the principal ingredient used in making ice cream, affects cost of sales as a percentage of total revenues, especially in foodservice’s retail business. The Company believes that cream prices will be slightly higher in 2002 than in 2001. A $0.10 increase in the cost of a pound of AA butter adversely affects the Company’s annual cost of sales by approximately $1.1 million. To minimize risk, alternative supply sources continue to be pursued. However, no assurance can be given that the Company will be able to offset any cost increases in the future and future increases in cream could have a material adverse effect on the Company’s results of operations.

Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The impact of adopting SFAS No. 144 on December 31, 2001 had no material effect on the Company’s financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets. The new rules became effective for the Company on December 31, 2001. The impact of adopting SFAS No. 142 on December 31, 2001 had no effect on the Company’s financial condition or results of operations and the Company is continuing to amortize its license agreement related to certain trademarked products over the term of the license agreement.

In April 2001, the FASB reached consensus on Emerging Issues Task Force (“EITF”) Issue No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” EITF Issue No. 00-25 was effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable. EITF Issue No. 00-25 requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs. As a result of EITF Issue No. 00-25, certain costs previously recorded as expense have been reclassified and offset against revenue for the quarter ended April 1, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk exposure since the filing of the Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of March 31, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2002.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2002.

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