Form 10-Q/A
period 2002-06-30
FRIENDLY ICE CREAM CORP
filed 2002-10-30
CIK 39135

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2002	December 30, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,130	$16,342
Accounts receivable	12,519	9,969
Inventories	18,177	12,987
Deferred income taxes	7,659	7,659
Prepaid expenses and other current assets	4,316	3,736
TOTAL CURRENT ASSETS	62,801	50,693
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	159,998	169,489
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization	20,455	21,208
OTHER ASSETS	13,015	11,172
TOTAL ASSETS	$256,269	$252,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$965	$1,068
Current maturities of capital lease and finance obligations	1,790	1,851
Accounts payable	23,041	20,505
Accrued salaries and benefits	9,706	9,436
Accrued interest payable	1,980	1,543
Insurance reserves	13,067	13,333
Restructuring reserves	1,600	3,056
Other accrued expenses	16,850	19,260
TOTAL CURRENT LIABILITIES	68,999	70,052
DEFERRED INCOME TAXES	12,670	10,584
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	5,400	6,267
LONG-TERM DEBT, less current maturities	232,369	232,797
OTHER LONG-TERM LIABILITIES	29,217	28,876
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock	74	74
Additional paid-in capital	139,511	139,290
Accumulated deficit	(231,971)	(235,378)
TOTAL STOCKHOLDERS’ DEFICIT	(92,386)	(96,014)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$256,269	$252,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

REVENUES	$155,994	$151,823	$287,480	$277,542

COSTS AND EXPENSES:
Cost of sales	52,890	52,857	98,884	94,917
Labor and benefits	42,243	41,334	80,161	81,010
Operating expenses	33,297	31,608	59,695	56,552
General and administrative expenses	8,681	9,345	17,280	18,677
Reduction of restructuring reserve	(400)	—	(400)	—
Write-downs of property and equipment	311	68	431	68
Depreciation and amortization	6,387	7,097	13,073	14,649
Gain on franchise sales of restaurant operations and properties	—	(3,823)	—	(3,823)
Loss (gain) on sales of other property and equipment, net	129	(261)	641	(2,242)

OPERATING INCOME	12,456	13,598	17,715	17,734

Interest expense, net	6,215	6,918	12,552	14,503

INCOME BEFORE PROVISION FOR INCOME TAXES	6,241	6,680	5,163	3,231

Provision for income taxes	(2,426)	(2,639)	(1,756)	(1,125)

NET INCOME	$3,815	$4,041	$3,407	$2,106

BASIC NET INCOME PER SHARE	$0.52	$0.55	$0.46	$0.29

DILUTED NET INCOME PER SHARE	$0.49	$0.55	$0.44	$0.29

WEIGHTED AVERAGE SHARES:
Basic	7,366	7,364	7,359	7,370
Diluted	7,722	7,370	7,668	7,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 30, 2002	July 1, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,407	$2,106
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	133	168
Depreciation and amortization	13,073	14,649
Write-downs of property and equipment	431	68
Deferred income tax expense	2,086	1,125
Loss (gain) on sales of other property and equipment, net	641	(6,023)
Changes in operating assets and liabilities:
Accounts receivable	(2,550)	(5,656)
Inventories	(5,190)	(3,875)
Other assets	(2,669)	(542)
Accounts payable	2,536	4,623
Accrued expenses and other long-term liabilities	(3,221)	(3,520)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,677	3,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,811)	(5,726)
Proceeds from sales of property and equipment	1,293	19,868
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3,518)	14,142

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	34,000
Repayments of debt	(531)	(54,404)
Repayments of capital lease and finance obligations	(928)	(1,099)
Stock options exercised	88	—
NET CASH USED IN FINANCING ACTIVITIES	(1,371)	(21,503)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,788	(4,238)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,342	14,584

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,130	$10,346

SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) during the period for:
Interest	$11,648	$15,498
Income taxes	(18)	3
Capital lease obligations terminated	—	151
Note received from sale of property and equipment	—	4,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information -

The accompanying condensed consolidated financial statements as of June 30, 2002 and for the second quarters and six months ended June 30, 2002 and July 1, 2001 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive income of Friendly Ice Cream Corporation (“FICC”) and subsidiaries (unless the context indicates otherwise, collectively, the “Company”). Such adjustments consist solely of normal recurring accruals. Operating results for the three and six month periods ended June 30, 2002 and July 1, 2001 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company’s business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company’s consolidated financial statements, including the notes thereto, which are contained in the 2001 Annual Report on Form 10-K should be read in conjunction with these condensed consolidated financial statements.  Capitalized terms not otherwise defined herein should be referenced to the 2001 Annual Report on Form 10-K.

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

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market.  Inventories as of June 30, 2002 and December 30, 2001 were as follows (in thousands):

	June 30, 2002	December 30, 2001

Raw materials	$916	$1,269
Goods in process	78	73
Finished goods	17,183	11,645

Total	$18,177	$12,987

Reclassifications -

Certain prior year amounts have been reclassified to conform with current year presentation.

2.  EARNINGS PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted income per share because to do so would have been antidilutive was 55,340 and 602,665 for the three months ended June 30, 2002 and July 1, 2001, respectively. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted income per share because to do so would have been antidilutive, was 308,923 and 602,665 for the six months ended June 30, 2002 and July 1, 2001, respectively.

Presented below is the reconciliation between basic and diluted weighted average shares for the three and six months ended June 30, 2002 and July 1, 2001 (in thousands):

	For the Three Months Ended
	Basic		Diluted
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Weighted average number of common shares outstanding during the period	7,366	7,364	7,366	7,364
Adjustments:
Assumed exercise of stock options	—	—	356	6
Weighted average number of shares outstanding	7,366	7,364	7,722	7,370

	For the Six Months Ended
	Basic		Diluted
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Weighted average number of common shares outstanding during the period	7,359	7,370	7,359	7,370
Adjustments:
Assumed exercise of stock options	—	—	309	7
Weighted average number of shares outstanding	7,359	7,370	7,668	7,377

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

On May 1, 2001, the Company’s foodservice division decreased its ice cream pricing to all restaurants. This resulted in decreased total foodservice revenues of 1.0% and 1.9% for the three and six months ended June 30, 2002 and a decrease in external foodservice revenues of 0.5% and 1.0% for the three and six months ended June 30, 2002.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
	(in thousands)
Revenues:
Restaurant	$121,893	$118,953	$226,149	$226,098
Foodservice	65,900	64,248	120,033	112,069
Franchise	2,550	3,101	4,679	4,662
Total	$190,343	$186,302	$350,861	$342,829

Intersegment revenues:
Restaurant	$—	$—	$—	$—
Foodservice	(34,349)	(34,479)	(63,381)	(65,287)
Franchise	—	—	—	—
Total	$(34,349)	$(34,479)	$(63,381)	$(65,287)

External revenues:
Restaurant	$121,893	$118,953	$226,149	$226,098
Foodservice	31,551	29,769	56,652	46,782
Franchise	2,550	3,101	4,679	4,662
Total	$155,994	$151,823	$287,480	$277,542

EBITDA:
Restaurant	$15,831	$14,356	$27,882	$25,201
Foodservice	4,792	4,809	8,466	7,888
Franchise	1,693	1,927	3,020	2,422
Corporate	(3,981)	(4,435)	(8,383)	(8,956)
Gain (loss) on property and equipment, net	482	4,181	(33)	6,064
Reduction of restructure reserve	400	—	400	—
Total	$19,217	$20,838	$31,352	$32,619

Interest expense, net-Corporate	$6,215	$6,918	$12,552	$14,503

Depreciation and amortization:
Restaurant	$4,417	$4,613	$9,044	$9,659
Foodservice	656	841	1,327	1,695
Franchise	66	61	139	121
Corporate	1,248	1,582	2,563	3,174
Total	$6,387	$7,097	$13,073	$14,649

Other non-cash expenses:
Corporate	$63	$75	$133	$168
Write-downs of property and equipment	311	68	431	68
Total	$374	$143	$564	$236

Income (loss) before income taxes:
Restaurant	$11,414	$9,743	$18,838	$15,542
Foodservice	4,136	3,968	7,139	6,193
Franchise	1,627	1,866	2,881	2,301
Corporate	(11,507)	(13,010)	(23,631)	(26,801)
Gain (loss) on property and equipment, net	171	4,113	(464)	5,996
Reduction of restructure reserve	400	—	400	—
Total	$6,241	$6,680	$5,163	$3,231

	June 30, 2002	December 30, 2001
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$3,936	$10,821
Foodservice	734	2,090
Corporate	141	1,011
Total	$4,811	$13,922

Total assets:
Restaurant	$143,645	$148,475
Foodservice	43,926	38,474
Franchise	9,801	7,076
Corporate	58,897	58,537
Total	$256,269	$252,562

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles. “  SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets. The new rules became effective for the Company on December 31, 2001. The impact of adopting SFAS No. 142 on December 31, 2001 had no effect on the Company’s financial condition or results of operations and the Company is continuing to amortize its license agreement related to certain trademarked products over the term of the license agreement.

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

5.  RESTRUCTURING RESERVES

The following represents the reserve and activity associated with the March 2000 and October 2001 restructurings (in thousands):

	For the Six Months Ended July 1, 2001
	Restructuring Reserves as of December 31, 2000	Costs Paid	Restructuring Reserves as of July 1, 2001
Severance pay	$74	$(74)	$—
Rent	3,585	(643)	2,942
Utilities and real estate taxes	1,105	(403)	702
Demarking	138	(30)	108
Lease termination costs	120	(120)	—
Inventory	5	(5)	—
Other	544	(344)	200
Total	$5,571	$(1,619)	$3,952

	For the Six Months Ended June 30, 2002
	Restructuring Reserves as of December 30, 2001	Expense	Costs Paid	Reserve Reduction	Restructuring Reserves as of June 30, 2002
Severance pay	$516	$—	$(473)	$(32)	$11
Rent	1,318	—	(223)	(314)	781
Utilities and real estate taxes	185	—	(86)	17	116
Equipment	480	—	(152)	—	328
Outplacement services	6	—	(6)	—	—
Other	551	—	(116)	(71)	364
Total	$3,056	$—	$(1,056)	$(400)	$1,600

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

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$15,405	$2,286	$2,439	$—	$20,130
Accounts receivable, net	10,981	1,538	—	—	12,519
Inventories	18,177	—	—	—	18,177
Deferred income taxes	7,448	99	—	112	7,659
Prepaid expenses and other current assets	9,078	681	3,504	(8,947)	4,316
Total current assets	61,089	4,604	5,943	(8,835)	62,801
Deferred income taxes	—	350	1,327	(1,677)	—
Property and equipment, net	109,130	—	50,868	—	159,998
Intangible assets and deferred costs, net	17,632	—	2,823	—	20,455
Investments in subsidiaries	5,567	—	—	(5,567)	—
Other assets	12,100	5,356	6,229	(10,670)	13,015

Total assets	$205,518	$10,310	$67,190	$(26,749)	$256,269

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$5,290	$—	$965	$(3,500)	$2,755
Accounts payable	23,041	—	—	—	23,041
Accrued expenses	36,848	3,646	8,041	(5,332)	43,203
Total current liabilities	65,179	3,646	9,006	(8,832)	68,999
Deferred income taxes	14,235	—	—	(1,565)	12,670
Long-term obligations, less current maturities	189,441	—	53,642	(5,314)	237,769
Other long-term liabilities	29,049	903	4,736	(5,471)	29,217
Stockholders’ (deficit) equity	(92,386)	5,761	(194)	(5,567)	(92,386)
Total liabilities and stockholders’ (deficit) equity	$205,518	$10,310	$67,190	$(26,749)	$256,269

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$153,792	$2,202	$—	$—	$155,994
Costs and expenses:
Cost of sales	52,890	—	—	—	52,890
Labor and benefits	42,243	—	—	—	42,243
Operating expenses and write-downs of property and equipment	35,349	—	(1,741)	—	33,608
Reduction of restructure reserve	(400)	—	—	—	(400)
General and administrative expenses	7,517	1,164	—	—	8,681
Depreciation and amortization	5,803	—	584	—	6,387
Loss on sales of other property and equipment, net	129	—	—	—	129
Interest expense	5,043	—	1,172	—	6,215

Income (loss) before provision for income taxes and equity in net income of consolidated subsidiaries	5,218	1,038	(15)	—	6,241

Provision for income taxes	(1,942)	(426)	(58)	—	(2,426)

Income (loss) before equity in net income of consolidated subsidiaries	3,276	612	(73)	—	3,815

Equity in net income of consolidated subsidiaries	539	—	—	(539)	—

Net income (loss)	$3,815	$612	$(73)	$(539)	$3,815

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$283,491	$3,989	$—	$—	$287,480
Costs and expenses:
Cost of sales	98,884	—	—	—	98,884
Labor and benefits	80,161	—	—	—	80,161
Operating expenses and write-downs of property and equipment	63,616	—	(3,490)	—	60,126
General and administrative expenses	14,952	2,328	—	—	17,280
Reduction of restructure reserve	(400)	—	—	—	(400)
Depreciation and amortization	11,902	—	1,171	—	13,073
Loss on sales of other property and equipment, net	641	—	—	—	641
Interest expense	10,217	—	2,335	—	12,552

Income (loss) before provision for income taxes and equity in net income of consolidated subsidiaries	3,518	1,661	(16)	—	5,163

Provision for income taxes	(898)	(681)	(177)	—	(1,756)

Income (loss) before equity in net income of consolidated subsidiaries	2,620	980	(193)	—	3,407

Equity in net income of consolidated subsidiaries	787	—	—	(787)	—

Net income (loss)	$3,407	$980	$(193)	$(787)	$3,407

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,785	$2,182	$1,304	$406	$8,677

Cash flows from investing activities:
Purchases of property and equipment	(4,811)	—	—	—	(4,811)
Proceeds from sales of property and equipment	1,293	—	—	—	1,293
Net cash used in investing activities	(3,518)	—	—	—	(3,518)

Cash flows from financing activities:
Repayments of obligations	(1,066)	—	(393)	—	(1,459)
Stock options exercised	88	—	—	—	88
Reinsurance deposits received	—	—	2,024	(2,024)	—
Reinsurance payments made from deposits	—	—	(1,618)	1,618	—
Net cash (used in) provided by financing activities	(978)	—	13	(406)	(1,371)

Net increase in cash and cash equivalents	289	2,182	1,317	—	3,788

Cash and cash equivalents, beginning of period	15,116	104	1,122	—	16,342

Cash and cash equivalents, end of period	$15,405	$2,286	$2,439	$—	$20,130

Supplemental disclosures:
Interest paid	$9,758	$—	$1,890	$—	$11,648
Income taxes (refunded) paid	(1,030)	1,012	—	—	(18)

Supplemental Condensed Consolidating Balance Sheet

As of December 30, 2001

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$15,116	$104	$1,122	$—	$16,342
Accounts receivable, net	9,468	501	—	—	9,969
Inventories	12,987	—	—	—	12,987
Deferred income taxes	7,448	99	—	112	7,659
Prepaid expenses and other current assets	8,704	1,002	3,560	(9,530)	3,736
Total current assets	53,723	1,706	4,682	(9,418)	50,693
Deferred income taxes	—	350	1,327	(1,677)	—
Property and equipment, net	117,564	—	51,925	—	169,489
Intangibles and deferred costs, net	18,271	—	2,937	—	21,208
Investments in subsidiaries	5,061	—	—	(5,061)	—
Other assets	10,258	4,863	6,229	(10,178)	11,172

Total assets	$204,877	$6,919	$67,100	$(26,334)	$252,562

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$5,489	$—	$930	$(3,500)	$2,919
Accounts payable	20,505	—	—	—	20,505
Accrued expenses	43,853	1,042	7,491	(5,758)	46,628
Total current liabilities	69,847	1,042	8,421	(9,258)	70,052
Deferred income taxes	12,149	—	—	(1,565)	10,584
Long-term obligations, less current maturities	190,308	—	54,070	(5,314)	239,064
Other long-term liabilities	28,587	1,095	4,330	(5,136)	28,876
Stockholders’ (deficit) equity	(96,014)	4,782	279	(5,061)	(96,014)
Total liabilities and stockholders’ (deficit) equity	$204,877	$6,919	$67,100	$(26,334)	$252,562

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended July 1, 2001

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$149,099	$2,724	$—	$—	$151,823
Costs and expenses:
Cost of sales	52,857	—	—	—	52,857
Labor and benefits	41,334	—	—	—	41,334
Operating expenses and write-downs of property and equipment	31,678	—	(2)	—	31,676
General and administrative expenses	8,188	1,157	—	—	9,345
Depreciation and amortization	7,097	—	—	—	7,097
Gain on franchise sales of restaurant operations and properties	(3,823)	—	—	—	(3,823)
Gain on sales of other property and equipment, net	(261)	—	—	—	(261)
Interest expense (income)	7,094	—	(176)	—	6,918

Income before provision for income taxes and equity in net income of consolidated subsidiaries	4,935	1,567	178	—	6,680

Provision for income taxes	(1,934)	(642)	(63)	—	(2,639)

Income before equity in net income of consolidated subsidiaries	3,001	925	115	—	4,041

Equity in net income of consolidated subsidiaries	1,040	—	—	(1,040)	—

Net income	$4,041	$925	$115	$(1,040)	$4,041

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended July 1, 2001

 (In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$273,625	$3,917	$—	$—	$277,542
Costs and expenses:
Cost of sales	94,917	—	—	—	94,917
Labor and benefits	81,010	—	—	—	81,010
Operating expenses and write-downs of property and equipment	56,631	—	(11)	—	56,620
General and administrative expenses	16,361	2,316	—	—	18,677
Depreciation and amortization	14,649	—	—	—	14,649
Gain on franchise sales of restaurant operations and properties	(3,823)	—	—	—	(3,823)
Gain on sales of other property and equipment, net	(2,242)	—	—	—	(2,242)
Interest expense (income)	14,900	—	(397)	—	14,503

Income before provision for income taxes and equity in net income of consolidated subsidiaries	1,222	1,601	408	—	3,231

Provision for income taxes	(325)	(656)	(144)	—	(1,125)

Income before equity in net income of consolidated subsidiaries	897	945	264	—	2,106

Equity in net income of consolidated subsidiaries	1,209	—	—	(1,209)	—

Net income	$2,106	$945	$264	$(1,209)	$2,106

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended July 1, 2001

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,750	$(24)	$1,688	$(1,291)	$3,123

Cash flows from investing activities:
Purchases of property and equipment	(5,726)	—	—	—	(5,726)
Proceeds from sales of property and equipment	19,868	—	—	—	19,868
Net cash provided by investing activities	14,142	—	—	—	14,142

Cash flows from financing activities:
Proceeds from borrowings	34,000	—	—	—	34,000
Repayments of obligations	(55,503)	—	—	—	(55,503)
Reinsurance deposits received	—	—	505	(505)	—
Reinsurance payments made from deposits	—	—	(1,796)	1,796	—
Net cash used in financing activities	(21,503)	—	(1,291)	1,291	(21,503)

Net (decrease) increase in cash and cash equivalents	(4,611)	(24)	397	—	(4,238)

Cash and cash equivalents, beginning of period	13,619	33	932	—	14,584

Cash and cash equivalents, end of period	$9,008	$9	$1,329	$—	$10,346

Supplemental disclosures:
Interest paid (received)	$15,895	$—	$(397)	$—	$15,498
Income taxes paid	1	2	—	—	3
Capital lease obligations terminated	151	—	—	—	151
Note received from the sale of property and equipment	4,250	—	—	—	4,250

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

Overview

Friendly’s owns and operates 390 restaurants, franchises 159 full-service restaurants and six non-traditional units and manufactures a full line of frozen desserts distributed through more than 3,500 supermarkets and other retail locations in 17 states. The restaurants offer a wide variety of reasonably priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

Following is a summary of the Company-owned and franchised units:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Company Units:
Beginning of period	390	438	393	449
Openings	—	—	—	—
Re-franchised	—	(33)	—	(33)
Closings	(—)	(2)	(3)	(13)
End of period	390	403	390	403

Franchised Units:
Beginning of period	166	128	167	127
Re-franchised openings	—	33	—	33
Openings	1	2	3	3
Closings	(2)	—	(5)	—
End of period	165	163	165	163

Revenues:

Total revenues increased $4.2 million, or 2.7%, to $156.0 million for the second quarter ended June 30, 2002 from $151.8 million for the same quarter in 2001. Restaurant revenues increased $2.9 million, or 2.5%, to $121.9 million for the second quarter of 2002 from $119.0 million for the same quarter in 2001. Restaurant revenues increased by $2.9 million in the 2002 period as compared to the 2001 period largely due to a 6.4% increase in comparable restaurant revenues from the 2001 quarter to the 2002 quarter. Partially offsetting this increase was the closing of five under-performing restaurants and the re-franchising of 41 additional locations over the past 15 months. Closing of restaurants accounted for $1.1 million of the restaurant revenue decline in the 2002 period as compared to the 2001 period and re-franchising reduced restaurant revenues by an additional $3.7 million in the 2002 period as compared to the 2001 period. Revenues from the one location open less than one year were $0.4 million. Foodservice (product sales to franchisees, retail and institutional) revenues increased by $1.8 million, or 6.0%, to $31.6 million for the second quarter ended June 30, 2002 from $29.8 million for the same quarter in 2001. The increase in the number of franchised units and increases in comparable franchised restaurant revenues accounted for $1.7 million of the increase and sales to foodservice retail supermarket customers increased by $0.1 million. On May 1, 2001, the Company’s foodservice division decreased its ice cream pricing to all restaurants. This resulted in decreased foodservice revenues of 0.5% for the three months ended June 30, 2002. Franchise revenue decreased $0.5 million, or 17.7%, to $2.6 million for the second quarter ended June 30, 2002 compared to $3.1 million for the same quarter in 2001. The decrease is largely the result of $0.9 million in initial fees recorded as 35 new locations were added in the quarter ended July 1, 2001. The reduction in initial fees was partially offset by an increase in royalty revenue due to the difference in the number of franchised locations operating during each period and the increase in comparable sales. Comparable franchised restaurant revenues also rose in the 2002 period when compared to the same period in 2001. There were 165 franchise units open at June 30, 2002 compared to 163 franchise units open at July 1, 2001.

Total revenues increased $10.0 million, or 3.6%, to $287.5 million for the six months ended June 30, 2002 from $277.5 million for the same period in 2001. Restaurant revenues were $226.1 million for the six-month periods ended June 30, 2002 and July 1, 2001. Restaurant revenues benefited from a 7.5% increase in comparable restaurant revenues from the 2001 period to the 2002 period. Offsetting this increase was lost revenues associated with the closing of 19 under-performing restaurants and the re-franchising of 41 additional locations over the past 18 months. Closing of restaurants reduced restaurant revenues by $2.6 million in the 2002 period as compared to the 2001 period and re-franchising reduced restaurant revenues by an additional $14.1 million in the 2002 period as compared to the 2001 period. Revenues from the one location open less than one year were $0.7 million. Foodservice (product sales to franchisees, retail and institutional) revenues increased by $9.9 million, or 21.2%, to $56.7 million for the six months ended June 30, 2002 from $46.8 million for the same period in 2001. The increase in the number of franchised units and increases in comparable franchised restaurant revenues accounted for $6.2 million of the increase and sales to foodservice retail supermarket customers increased by $3.7 million. On May 1, 2001, the Company’s foodservice division decreased its ice cream pricing to all restaurants. This resulted in decreased foodservice revenues of 1.0% for the six months ended June 30, 2002. Franchise revenues were $4.7 million for the six months ended June 30, 2002 and July 1, 2001. Included was a decrease of $0.9 million in initial fees recorded as 35 new locations were added in the six months ended July 1, 2001. This decrease was offset by an increase in royalty revenue due to the difference in the number of franchised locations operating during each period. Comparable franchised restaurant revenues also rose in the 2002 period when compared to the same period in 2001. There were 165 franchise units open at June 30, 2002 compared to 163 franchise units open at July 1, 2001.

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

The cost of cream, the principal ingredient used in making ice cream, affects cost of sales as a percentage of total revenues, especially in foodservice’s retail business. The Company believes that cream prices will be slightly lower in 2002 than in 2001. A $0.10 increase in the cost of a pound of AA butter adversely affects the Company’s annual cost of sales by approximately $1.1 million. To minimize risk, alternative supply sources continue to be pursued. However, no assurance can be given that the Company will be able to offset any cost increases in the future and future increases in cream prices could have a material adverse effect on the Company’s results of operations.

Labor and benefits:

Labor and benefits increased $0.9 million, or 2.2%, to $42.2 million for the second quarter ended June 30, 2002 from $41.3 million for the same quarter in 2001. Labor and benefits as a percentage of total revenues decreased to 27.1% for the second quarter ended June 30, 2002 from 27.2% for the same quarter in 2001. The lower labor cost as a percentage of total revenue is the result of revenue increases derived from additional franchised locations and higher sales to foodservice retail supermarket customers, which do not have any associated restaurant labor and benefits. Labor and benefits as a percentage of restaurant revenues at 34.7% was the same in both periods. During the quarter ended June 30, 2002, the Company introduced a training program called “Friendly you bet we are.” This program was designed to improve customer service at its Company-owned restaurants. The cost of this program had an unfavorable impact on restaurant labor as a percentage of revenues during the quarter ended June 30, 2002.

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

Operating expenses:

Operating expenses increased $1.7 million, or 5.4%, to $33.3 million for the second quarter ended June 30, 2002 from $31.6 million for the same quarter in 2001. Operating expenses as a percentage of total revenues were 21.3% and 20.8% for the second quarters ended June 30, 2002 and July 1, 2001, respectively. The increase as a percentage of total revenues resulted from higher costs for restaurant rent associated with the December 2001 sale/leaseback transaction and higher costs for foodservice retail selling expense in the 2002 period when compared to the 2001 period. Additionally, the Company spent more on restaurant maintenance during the 2002 period when compared to 2001. Restaurant utility costs were lower in the 2002 period when compared to 2001.

Operating expenses increased $3.1 million, or 5.5%, to $59.7 million for the six months ended June 30, 2002 from $56.6 million for the same period in 2001. Operating expenses as a percentage of total revenues were 20.8% and 20.4% for the six months ended June 30, 2002 and July 1, 2001, respectively. The increase as a percentage of total revenues resulted from higher costs for restaurant rent associated with the December 2001 sale/leaseback transaction and higher costs for foodservice retail selling expense in the 2002 period when compared to the 2001 period. Restaurant utility costs were lower in the 2002 period when compared to 2001.

General and administrative expenses:

General and administrative expenses were $8.7 million and $9.3 million for the second quarters ended June 30, 2002 and July 1, 2001, respectively. General and administrative expenses as a percentage of total revenues decreased to 5.6% for the second quarter ended June 30, 2002 from 6.2% for the same period in 2001. The decrease in expense is primarily the result of the elimination of certain management and administrative positions associated with the Company’s closing of five locations and the re-franchising of 41 locations over the past 15 months. In October 2001, the Company eliminated approximately 70 positions at corporate headquarters. The Company also has a hiring freeze at its corporate headquarters. Bonus expense was higher in the 2002 period when compared to the same period in 2001.

General and administrative expenses were $17.3 million and $18.7 million for the six months ended June 30, 2002 and July 1, 2001, respectively. General and administrative expenses as a percentage of total revenues decreased to 6.0% for the six months ended June 30, 2002 from 6.7% for the same period in 2001. The decrease in expense is primarily the result of the elimination of certain management and administrative positions associated with the Company’s closing of 19 locations and the re-franchising of 41 locations over the past 18 months. In October 2001, the Company eliminated approximately 70 positions at corporate headquarters. The Company also has a hiring freeze at its corporate headquarters. Bonus expense was higher in the 2002 period when compared to the same period in 2001.

EBITDA:

As a result of the above and the gains (losses) on franchise and other property sales below, EBITDA (EBITDA represents net income (loss) before (i) (provision for) benefit from income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) write-downs of property and equipment and (v) other non–cash items) decreased $1.6 million, or 7.8%, to $19.2 million for the quarter ended June 30, 2002 from $20.8 million for the same quarter in 2001. EBITDA as a percentage of total revenues was 12.3% and 13.7% for the 2002 and 2001 periods, respectively.

EBITDA decreased $1.9 million, or 6.0%, to $30.7 million for the six months ended June 30, 2002 from $32.6 million for the same period in 2001.  EBITDA as a percentage of total revenues was 10.7% and 11.8% for the six months ended June 30, 2002 and July 1, 2001, respectively.

Write-downs of property and equipment:

Write-downs of property and equipment were $0.3 million and $0.1 million for the quarters ended June 30, 2002 and July 1, 2001, respectively. Write-downs of property and equipment were $0.4 million and $0.1 million for the six months ended June 30, 2002 and July 1, 2001, respectively.

Depreciation and amortization:

Depreciation and amortization decreased $0.7 million, or 10.0%, to $6.4 million for the second quarter ended June 30, 2002 from $7.1 million for the same quarter in 2001. Depreciation and amortization as a percentage of total revenues was 4.1% and 4.7% in the 2002 and 2001 quarters, respectively. The reduction reflects the impact on depreciation associated with the Company’s closing of five locations and the re-franchising of 41 locations over the past 15 months.

Depreciation and amortization decreased $1.5 million, or 10.8%, to $13.1 million for the six months ended June 30, 2002 from $14.6 million for the same period in 2001. Depreciation and amortization as a percentage of total revenues was 4.5% and 5.3% in the 2002 and 2001 periods, respectively. The reduction reflects the impact on depreciation associated with the Company’s closing of 19 locations and the re-franchising of 41 locations over the past 18 months.

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

Provision for income taxes:

The provision for income taxes was $2.4 million, or 38.9%, and $2.6 million, or 39.5%, for the second quarters ended June 30, 2002 and July 1, 2001, respectively. The provision for income taxes was $1.8 million, or 34.0%, and $1.1 million, or 34.8%, for the six months ended June 30, 2002 and July 1, 2001, respectively. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change.

Net income:

Net income was $3.8 million and $4.0 million for the second quarters ended June 30, 2002 and July 1, 2001, respectively. Net income was $3.4 million and $2.1 million for the six months ended June 30, 2002 and July 1, 2001, respectively, for the reasons discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $8.7 million and $3.1 million for the six months ended June 30, 2002 and July 1, 2001, respectively. During the six months ended June 30, 2002, inventories increased $5.2 million in an effort to build manufactured inventory to take advantage of lower cream prices. Accrued expenses and other long-term liabilities decreased $3.2 million primarily as a result of $1.1 million of payments made against the restructuring reserve and $1.3 million of payments made for accrued construction costs. During the 2001 period, inventories increased $3.9 million as a result of increased retail and restaurant promotional activity during the summer months.  Accounts payable increased $4.6 million primarily as a result of increased inventory purchases. Accounts receivable increased $5.7 million primarily due to increased retail supermarket sales along with the increase in volume of Foodservice product sales to franchisees. Accrued expenses and other long term-liabilities decreased $3.5 million as a result of a $1.5 million reduction in accrued interest on the revolver and term loans due to the timing of interest payments and $1.0 million of payments made against the captive insurance company’s reserves for workers compensation claims. Available borrowings under the revolving credit facility were $16.6 million as of June 30, 2002. Total letters of credit issued and outstanding were $13.4 million and there were no revolving credit loans outstanding.

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

The Company had a working capital deficit of $6.2 million as of June 30, 2002. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

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

The revolving credit loans bear interest at the Company’s option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the “Base Rate”) (7.25% at June 30, 2002) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (6.28% at June 30, 2002).

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

The $200 million Senior Notes issued in connection with the November 1997 Recapitalization (the “Senior Notes”) are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The Senior Notes mature on December 1, 2007. Interest on the Senior Notes is payable at 10.50% per annum semi–annually on June 1 and December 1 of each year. In connection with the Refinancing Plan, FICC repurchased approximately $21.3 million in aggregate principal amount of the Senior Notes for $17.0 million. The gain of $4.3 million ($2.5 million net of tax) was recorded as an extraordinary item in the consolidated statement of operations for the year ended December 30, 2001. The remaining Senior Notes are redeemable, in whole or in part, at FICC’s option any time on or after December 1, 2002 at redemption prices from 105.25% to 100.00%, based on the redemption date.

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

The following represents the contractual obligations and commercial commitments of the Company as of June 30, 2002 (in thousands):

		Payments due by Period
	Total	2002	2003-2004	2005-2006	Thereafter
Contractual Obligations:
Long-term debt	$233,334	$537	$2,124	$2,605	$228,068
Capital lease obligations	10,902	1,279	2,940	1,817	4,866
Operating leases	151,352	15,805	28,302	23,692	83,553
Purchase commitments	65,759	55,787	9,899	65	8

		Amount of Commitment Expiration by Period
	Total	2002	2003-2004	2005-2006	Thereafter
Other Commercial Commitments:
Revolving credit facility	$16,575	$—	$16,575	$—	$—
Letters of credit	13,425	—	13,425	—	—

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

Insurance Reserves -

The Company is self–insured through retentions or deductibles for the majority of its workers’ compensation, automobile, general liability, employer’s liability, product liability and group health insurance programs. Self–insurance amounts vary up to $0.5 million per occurrence. Insurance with third parties, some of which is then reinsured through RIC, is in place for claims in excess of these self–insured amounts. RIC reinsured 100% of the risk from $0.5 million to $1.0 million per occurrence through September 2, 2000 for the Company’s workers’ compensation, general liability, employer’s liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. The Company’s and RIC’s liability for estimated incurred losses are actuarially determined and recorded in the accompanying condensed consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material effect on the Company’s insurance expense.

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

Item 4. Controls and Procedures

As of June 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2002.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2002.

PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

(a) An annual meeting of the Company’s shareholders was held on May 15, 2002.

(b) Not applicable.

(c)   The election of two nominees for directors of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approvals are as follows:

Nominee	Affirmative Votes	Votes Withheld
Steven L. Ezzes	5,303,820	268,086
Charles A. Ledsinger, Jr.	5,328,679	243,227

There were no matters voted upon at the Company’s annual meeting to which broker non-votes applied.

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

Date of Event Reported	Event Reported
May 15, 2002	Item 4 -	Changes in Registrant’s Certifying Accountant
May 15, 2002	Item 7 -	Exhibit 16.1, Letter of Arthur Andersen LLP regarding change in certifying accountant

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