Form 10-Q
period 2002-09-29
FRIENDLY ICE CREAM CORP
filed 2002-10-30
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2002

Common Stock, $.01 par value	7,388,141 shares

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 29, 2002	December 30, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,545	$16,342
Accounts receivable	10,091	9,969
Inventories	15,246	12,987
Deferred income taxes	7,659	7,659
Prepaid expenses and other current assets	4,225	3,736
TOTAL CURRENT ASSETS	77,766	50,693
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	156,567	169,489
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization	19,999	21,208
OTHER ASSETS	13,970	11,172
TOTAL ASSETS	$268,302	$252,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current maturities of long-term debt	$987	$1,068
Current maturities of capital lease and finance obligations	1,603	1,851
Accounts payable	25,437	20,505
Accrued salaries and benefits	10,167	9,436
Accrued interest payable	6,656	1,543
Insurance reserves	13,386	13,333
Restructuring reserves	1,445	3,056
Other accrued expenses	17,089	19,260
TOTAL CURRENT LIABILITIES	76,770	70,052
DEFERRED INCOME TAXES	14,465	10,584
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	5,119	6,267
LONG-TERM DEBT, less current maturities	232,125	232,797
OTHER LONG-TERM LIABILITIES	28,507	28,876
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock	74	74
Additional paid-in capital	139,725	139,290
Accumulated deficit	(228,483)	(235,378)
TOTAL STOCKHOLDERS’ DEFICIT	(88,684)	(96,014)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$268,302	$252,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

REVENUES	$161,129	$151,373	$448,609	$428,915

COSTS AND EXPENSES:
Cost of sales	57,023	54,840	155,907	149,757
Labor and benefits	43,457	39,674	123,618	120,684
Operating expenses	33,817	32,479	93,512	89,031
General and administrative expenses	9,369	8,393	26,649	27,070
Reduction of restructuring reserve	—	—	(400)	—
Write-downs of property and equipment	—	35	431	103
Depreciation and amortization	6,097	7,037	19,170	21,686
Loss (gain) on franchise sales of restaurant operations and properties	21	(219)	21	(4,042)
(Gain) loss on sales of other property and equipment, net	(150)	(317)	491	(2,559)

OPERATING INCOME	11,495	9,451	29,210	27,185

Interest expense, net	6,212	6,464	18,764	20,967

INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM	5,283	2,987	10,446	6,218

Provision for income taxes	(1,795)	(1,125)	(3,551)	(2,250)

INCOME BEFORE EXTRAORDINARY ITEM	3,488	1,862	6,895	3,968

Extraordinary item, net of income tax benefit of $153	—	(221)	—	(221)

NET INCOME	$3,488	$1,641	$6,895	$3,747

BASIC NET INCOME PER SHARE
Income before extraordinary item	$0.47	$0.25	$0.94	$0.54
Extraordinary item, net of income tax benefit	—	(0.03)	—	(0.03)
Net income	$0.47	$0.22	$0.94	$0.51

DILUTED NET INCOME PER SHARE
Income before extraordinary item	$0.46	$0.25	$0.91	$0.54
Extraordinary item, net of income tax benefit	—	(0.03)	—	(0.03)
Net income	$0.46	$0.22	$0.91	$0.51

WEIGHTED AVERAGE SHARES:
Basic	7,379	7,359	7,366	7,366
Diluted	7,607	7,416	7,574	7,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine months Ended
	September 29, 2002	September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,895	$3,747
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary item, net of income tax benefit	—	221
Stock compensation expense	302	235
Depreciation and amortization	19,170	21,686
Write-downs of property and equipment	431	103
Deferred income tax expense	3,881	2,250
Loss (gain) on sales of other property and equipment, net	491	(6,710)
Changes in operating assets and liabilities:
Accounts receivable	(122)	(2,337)
Inventories	(2,259)	(3,824)
Other assets	(3,533)	(3,204)
Accounts payable	4,932	1,522
Accrued expenses and other long-term liabilities	1,609	(1,119)
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,797	12,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,004)	(8,440)
Proceeds from sales of property and equipment	3,426	23,556
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(5,578)	15,116

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	51,405
Repayments of debt	(753)	(84,529)
Repayments of capital lease and finance obligations	(1,396)	(1,589)
Stock options exercised	133	—
NET CASH USED IN FINANCING ACTIVITIES	(2,016)	(34,713)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,203	(7,027)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,342	14,584

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,545	$7,557

SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) during the period for:
Interest	$13,030	$16,699
Income taxes	(9)	3
Capital lease obligations terminated	—	170
Note received from sale of property and equipment	—	4,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

                                               Interim Financial Information -

                                                The accompanying condensed consolidated financial statements as of September 29, 2002 and for the third quarters and nine months ended September 29, 2002 and September 30, 2001 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive income of Friendly Ice Cream Corporation (“FICC”) and subsidiaries (unless the context indicates otherwise, collectively, the “Company”). Such adjustments consist solely of normal recurring accruals. Operating results for the three and nine month periods ended September 29, 2002 and September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company’s business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company’s consolidated financial statements, including the notes thereto, which are contained in the 2001 Annual Report on Form 10-K should be read in conjunction with these condensed consolidated financial statements.  Capitalized terms not otherwise defined herein should be referenced to the 2001 Annual Report on Form 10-K.

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

                                                Insurance Reserves -

                                                The Company is self–insured through retentions or deductibles for the majority of its workers’ compensation, automobile, general liability, employer’s liability, product liability and group health insurance programs. Self–insurance amounts vary up to $500,000 per occurrence. Insurance with third parties, some of which is then reinsured through RIC, is in place for claims in excess of these self–insured amounts. RIC reinsured 100% of the risk from $500,000 to $1,000,000 per occurrence through September 2, 2000 for the Company’s workers’ compensation, general liability, employer’s liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. The Company’s and RIC’s liability for estimated incurred losses are actuarially determined and recorded in the accompanying condensed consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material affect on the Company’s insurance expense.

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

                                                In March 2000, the Company’s Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12,100,000 for severance, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17,000,000 in the year ended December 31, 2000. The Company reduced the restructuring reserve by $400,000 and $1,900,000 during the nine months ended September 29, 2002 and the year ended December 30, 2001, respectively, since the reserve exceeded estimated remaining payments.

                                                As of September 29, 2002, the remaining restructuring reserve was $1,445,000. The restructuring reserves may be increased or decreased based upon remaining payments, which could vary materially from the estimates depending upon the timing of restaurant closings and other factors.

                                                Income Taxes -

                                                The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. As of September 29, 2002 and December 30, 2001, a valuation allowance of $11,295,000 existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

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

                                                Stock-Based Compensation —

                                                The Company accounts for stock–based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure–only alternative under SFAS No. 123, “Accounting for Stock–Based Compensation.”

Debt -

                                                In December 2001, the Company completed a financial restructuring plan (the “Refinancing Plan”) which included the repayment of $64,545,000 outstanding under the Old Credit Facility and the repurchase of approximately $21,300,000 in Senior Notes for $17,000,000 with the proceeds from $55,000,000 in long-term mortgage financing (the “Mortgage Financing”) and a $33,700,000 sale and leaseback transaction (the “Sale/Leaseback Financing”). In addition, FICC secured a new $30,000,000 revolving credit facility (the “New Credit Facility”) of which up to $20,000,000 is available to support letters of credit. The $30,000,000 commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs.

                                                Inventories -

                                                Inventories are stated at the lower of first-in, first-out cost or market.  Inventories as of September 29, 2002 and December 30, 2001 were as follows (in thousands):

	September 29, 2002	December 30, 2001

Raw materials	$607	$1,269
Goods in process	147	73
Finished goods	14,492	11,645
Total	$15,246	$12,987

Reclassifications -

                                                Certain prior year amounts have been reclassified to conform with current year presentation.

2. EARNINGS PER SHARE

                                                Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted income per share because to do so would have been antidilutive, was 50,960 and 472,610 for the three months ended September 29, 2002 and September 30, 2001, respectively. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted income per share because to do so would have been antidilutive, was 84,514 and 569,350 for the nine months ended September 29, 2002 and September 30, 2001, respectively.

Presented below is the reconciliation between basic and diluted weighted average shares for the three and nine months ended September 29, 2002 and September 30, 2001 (in thousands):

	For the Three Months Ended
	Basic		Diluted
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Weighted average number of common shares outstanding during the period	7,379	7,359	7,379	7,359
Adjustments:
Assumed exercise of stock options	—	—	228	57
Weighted average number of shares outstanding	7,379	7,359	7,607	7,416

	For the Nine months Ended
	Basic		Diluted
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Weighted average number of common shares outstanding during the period	7,366	7,366	7,366	7,366
Adjustments:
Assumed exercise of stock options	—	—	208	16
Weighted average number of shares outstanding	7,366	7,366	7,574	7,382

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

                                                On May 1, 2001, the Company’s foodservice division decreased its ice cream pricing to all restaurants. This resulted in decreased total foodservice revenues and decreased external foodservice revenues of 1.2% and 0.6%, respectively, for the nine months ended September 29, 2002.

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

                                                EBITDA represents net income (loss) before (i) (provision for) benefit from income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) extraordinary item, (v) write–downs of property and equipment and (vi) other non–cash items. The Company has included information concerning EBITDA in this Form 10–Q because it believes that such information is used by certain investors as one measure of a company’s historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company’s operating performance.

	For the Three Months Ended		For the Nine months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
	(in thousands)
Revenues:
Restaurant	$124,885	$118,931	$351,034	$345,029
Foodservice	69,276	64,263	189,309	176,332
Franchise	2,663	2,535	7,342	7,197
Total	$196,824	$185,729	$547,685	$528,558

Intersegment revenues:
Restaurant	$—	$—	$—	$—
Foodservice	(35,695)	(34,356)	(99,076)	(99,643)
Franchise	—	—	—	—
Total	$(35,695)	$(34,356)	$(99,076)	$(99,643)

External revenues:
Restaurant	$124,885	$118,931	$351,034	$345,029
Foodservice	33,581	29,907	90,233	76,689
Franchise	2,663	2,535	7,342	7,197
Total	$161,129	$151,373	$448,609	$428,915

EBITDA:
Restaurant	$15,494	$15,425	$43,376	$40,626
Foodservice	5,099	2,616	13,565	10,505
Franchise	1,796	1,482	4,816	3,903
Corporate	(4,771)	(2,878)	(13,154)	(11,834)
Gain (loss) on property and equipment, net	143	(55)	110	6,009
Reduction of restructure reserve	—	—	400	—
Total	$17,761	$16,590	$49,113	$49,209

Interest expense, net-Corporate	$6,212	$6,464	$18,764	$20,967

Depreciation and amortization:
Restaurant	$4,545	$4,618	$13,589	$14,277
Foodservice	1,142	834	2,469	2,529
Franchise	63	62	202	183
Corporate	347	1,523	2,910	4,697
Total	$6,097	$7,037	$19,170	$21,686

Other non-cash expenses:
Corporate	$169	$67	$302	$235
Write-downs of property and equipment	—	35	431	103
Total	$169	$102	$733	$338

Income (loss) before income taxes:
Restaurant	$10,949	$10,807	$29,787	$26,349
Foodservice	3,957	1,782	11,096	7,976
Franchise	1,733	1,420	4,614	3,720
Corporate	(11,499)	(10,932)	(35,130)	(37,733)
Gain (loss) on property and equipment, net	143	(90)	(321)	5,906
Reduction of restructure reserve	—	—	400	—
Total	$5,283	$2,987	$10,446	$6,218

	September 29, 2002	December 30, 2001
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$7,475	$10,821
Foodservice	948	2,090
Corporate	581	1,011
Total	$9,004	$13,922

Total assets:
Restaurant	$141,192	$148,475
Foodservice	39,517	38,474
Franchise	8,504	7,076
Corporate	79,089	58,537
Total	$268,302	$252,562

4. NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of a risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed, therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback accounting are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial position or results of operations.

                                                In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The impact of adopting SFAS No. 144 on December 31, 2001 had no material effect on the Company’s financial condition or results of operations.

                                                In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles. “  SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets. The new rules became effective for the Company on December 31, 2001. The impact of adopting SFAS No. 142 in 2002 had no effect on the Company’s financial condition or results of operations and the Company is continuing to amortize its license agreement related to certain trademarked products over the term of the license agreement.

                                                In April 2001, the FASB reached consensus on EITF Issue No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” EITF Issue No. 00-25 was effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable. EITF Issue No. 00-25 requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs. The Company adopted EITF Issue No. 00-25 during 2001 and, as a result, certain costs previously recorded as expense were reclassified and offset against revenue for the quarter and nine months ended September 30, 2001.

5. RESTRUCTURING RESERVES

                                                The following represents the reserve and activity associated with the March 2000 and October 2001 restructurings (in thousands):

	For the Nine months Ended September 29, 2002
	Restructuring Reserves as of December 30, 2001	Costs Paid	Reserve Reduction	Restructuring Reserves as of September 29, 2002
Severance pay	$516	$(473)	$(43)	$—
Rent	1,318	(320)	(298)	700
Utilities and real estate taxes	185	(89)	(3)	93
Equipment	480	(197)	219	502
Outplacement services	6	(6)	—	—
Other	551	(126)	(275)	150
Total	$3,056	$(1,211)	$(400)	$1,445

	For the Nine months Ended September 30, 2001
	Restructuring Reserves as of December 31, 2000	Costs Paid	Restructuring Reserves as of September 30, 2001
Severance pay	$74	$(74)	$—
Rent	3,585	(900)	2,685
Utilities and real estate taxes	1,105	(519)	586
Demarking	138	(126)	12
Lease termination costs	120	(120)	—
Inventory	5	(5)	—
Other	544	(169)	375
Total	$5,571	$(1,913)	$3,658

Based on information currently available, management believes that the restructuring reserve as of September 29, 2002 is adequate and not excessive.

6. FRANCHISE TRANSACTIONS

                                                In 2000, the Company and its first franchisee, Davco, agreed to terminate Davco’s rights as the exclusive developer of new Friendly’s restaurants in Maryland, Delaware, the District of Columbia and northern Virginia, effective December 28, 2000. Davco has the right to close up to 16 existing franchised locations and will operate the remaining 32 locations under their respective existing franchise agreements until such time as a new franchisee is found for those locations. The existing franchise agreements for the 32 locations were modified as of December 29, 2001 to allow early termination subject to liquidated damages on 22 of the 32 franchise agreements. Effective August 6, 2001, Davco transferred its rights to three franchised locations to a third party. Davco closed two restaurants during the year ended December 30, 2001. During the nine months ended September 29, 2002, Davco transferred its rights to 24 additional franchised locations to six separate third parties and closed six restaurants.

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

                                                FICC’s obligations related to the Senior Notes are guaranteed fully and unconditionally by one of FICC’s wholly owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Restaurant Insurance Corporation, and the three LLC subsidiaries created in 2001, Friendly’s Realty I, LLC, Friendly’s Realty II, LLC and Friendly’s Realty III, LLC (collectively, the “Non–guarantor Subsidiaries”). All of the LLCs’ assets are owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs’ assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of September 29, 2002 and September 30, 2001 and for the nine months ended September 29, 2002 and September 30, 2001 are not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of September 29, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$36,581	$1,069	$2,895	$—	$40,545
Accounts receivable, net	8,802	1,289	—	—	10,091
Inventories	15,246	—	—	—	15,246
Deferred income taxes	7,448	99	—	112	7,659
Prepaid expenses and other current assets	9,469	1,110	7,953	(14,307)	4,225
Total current assets	77,546	3,567	10,848	(14,195)	77,766
Deferred income taxes	—	350	1,327	(1,677)	—
Property and equipment, net	106,295	—	50,272	—	156,567
Intangible assets and deferred costs, net	17,231	—	2,768	—	19,999
Investments in subsidiaries	5,859	—	—	(5,859)	—
Other assets	13,055	6,125	915	(6,125)	13,970

Total assets	$219,986	$10,042	$66,130	$(27,856)	$268,302

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$9,380	$—	$986	$(7,776)	$2,590
Accounts payable	25,437	—	—	—	25,437
Accrued expenses	44,323	—	8,106	(6,446)	48,743
Total current liabilities	79,140	2,760	9,092	(14,222)	76,770
Deferred income taxes	16,030	—	—	(1,565)	14,465
Long-term obligations, less current maturities	183,845	—	53,399	—	237,244
Other long-term liabilities	29,655	903	4,159	(6,210)	28,507
Stockholders’ (deficit) equity	(88,684)	6,379	(520)	(5,859)	(88,684)
Total liabilities and stockholders’ (deficit) equity	$219,986	$10,042	$66,130	$(27,856)	$268,302

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended September 29, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$158,918	$2,211	$—	$—	$161,129
Costs and expenses:
Cost of sales	57,023	—	—	—	57,023
Labor and benefits	43,457	—	—	—	43,457
Operating expenses and write-downs of property and equipment	35,551	—	(1,734)	—	33,817
General and administrative expenses	8,204	1,165	—	—	9,369
Depreciation and amortization	5,515	—	582	—	6,097
Loss on franchise sales of restaurant operations and properties	21	—	—	—	21
(Gain) loss on sales of other property and equipment, net	(219)	—	69	—	(150)
Interest expense, net	5,027	—	1,185	—	6,212

Income (loss) before provision for income taxes and equity in net income of consolidated subsidiaries	4,339	1,046	(102)	—	5,283

Provision for income taxes	(1,312)	(429)	(54)	—	(1,795)

Income (loss) before equity in net income of consolidated subsidiaries	3,027	617	(156)	—	3,488

Equity in net income of consolidated subsidiaries	461	—	—	(461)	—

Net income (loss)	$3,488	$617	$(156)	$(461)	$3,488

Supplemental Condensed Consolidating Statement of Operations

For the Nine Months Ended September 29, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$442,409	$6,200	$—	$—	$448,609
Costs and expenses:
Cost of sales	155,907	—	—	—	155,907
Labor and benefits	123,618	—	—	—	123,618
Operating expenses and write-downs of property and equipment	99,167	—	(5,224)	—	93,943
General and administrative expenses	23,156	3,493	—	—	26,649
Reduction of restructure reserve	(400)	—	—	—	(400)
Depreciation and amortization	17,417	—	1,753	—	19,170
Loss on franchise sales of restaurant operations and properties	21	—	—	—	21
Loss on sales of other property and equipment, net	422	—	69	—	491
Interest expense, net	15,244	—	3,520	—	18,764

Income (loss) before provision for income taxes and equity in net income of consolidated subsidiaries	7,857	2,707	(118)	—	10,446

Provision for income taxes	(2,210)	(1,110)	(231)	—	(3,551)

Income (loss) before equity in net income of consolidated subsidiaries	5,647	1,597	(349)	—	6,895

Equity in net income of consolidated subsidiaries	1,248	—	—	(1,248)	—

Net income (loss)	$6,895	$1,597	$(349)	$(1,248)	$6,895

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 29, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$29,482	$965	$2,559	$(1,209)	$31,797

Cash flows from investing activities:
Purchases of property and equipment	(9,004)	—	—	—	(9,004)
Proceeds from sales of property and equipment	3,426	—	—	—	3,426
Net cash used in investing activities	(5,578)	—	—	—	(5,578)

Cash flows from financing activities:
Repayments of obligations	(2,572)	—	(615)	1,038	(2,149)
Stock options exercised	133	—	—	—	133
Reinsurance deposits received	—	—	2,024	(2,024)	—
Reinsurance payments made from deposits	—	—	(2,195)	2,195	—
Net cash used in financing activities	(2,439)	—	(786)	1,209	(2,016)

Net increase in cash and cash equivalents	21,465	965	1,773	—	24,203

Cash and cash equivalents, beginning of period	15,116	104	1,122	—	16,342

Cash and cash equivalents, end of period	$36,581	$1,069	$2,895	$—	$40,545

Supplemental disclosures:
Interest paid	$9,780	$—	$3,250	$—	$13,030
Income taxes (refunded) paid	(1,029)	1,020	—	—	(9)

Supplemental Condensed Consolidating Balance Sheet

As of December 30, 2001

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$15,116	$104	$1,122	$—	$16,342
Accounts receivable, net	9,468	501	—	—	9,969
Inventories	12,987	—	—	—	12,987
Deferred income taxes	7,448	99	—	112	7,659
Prepaid expenses and other current assets	8,704	1,002	3,560	(9,530)	3,736
Total current assets	53,723	1,706	4,682	(9,418)	50,693
Deferred income taxes	—	350	1,327	(1,677)	—
Property and equipment, net	117,564	—	51,925	—	169,489
Intangibles and deferred costs, net	18,271	—	2,937	—	21,208
Investments in subsidiaries	5,061	—	—	(5,061)	—
Other assets	10,258	4,863	6,229	(10,178)	11,172
Total assets	$204,877	$6,919	$67,100	$(26,334)	$252,562

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$5,489	$—	$930	$(3,500)	$2,919
Accounts payable	20,505	—	—	—	20,505
Accrued expenses	43,853	1,042	7,491	(5,758)	46,628
Total current liabilities	69,847	1,042	8,421	(9,258)	70,052
Deferred income taxes	12,149	—	—	(1,565)	10,584
Long-term obligations, less current maturities	190,308	—	54,070	(5,314)	239,064
Other long-term liabilities	28,587	1,095	4,330	(5,136)	28,876
Stockholders’ (deficit) equity	(96,014)	4,782	279	(5,061)	(96,014)
Total liabilities and stockholders’ (deficit) equity	$204,877	$6,919	$67,100	$(26,334)	$252,562

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2001

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$149,299	$2,074	$—	$—	$151,373
Costs and expenses:
Cost of sales	54,840	—	—	—	54,840
Labor and benefits	39,674	—	—	—	39,674
Operating expenses and write-downs of property and equipment	32,513	—	1	—	32,514
General and administrative expenses	7,224	1,169	—	—	8,393
Depreciation and amortization	7,037	—	—	—	7,037
Gain on franchise sales of restaurant operations and properties	(219)	—	—	—	(219)
Gain on sales of other property and equipment, net	(317)	—	—	—	(317)
Interest expense (income), net	6,640	—	(176)	—	6,464

Income before provision for income taxes, extraordinary item and equity in net income of consolidated subsidiaries	1,907	905	175	—	2,987

Provision for income taxes	(692)	(372)	(61)	—	(1,125)

Income before extraordinary item and equity in net income of consolidated subsidiaries	1,215	533	114	—	1,862

Extraordinary item, net of income tax benefit	(221)	—	—	—	(221)

Income before equity in net income of consolidated subsidiaries	994	533	114	—	1,641

Equity in net income of consolidated subsidiaries	647	—	—	(647)	—

Net income	$1,641	$533	$114	$(647)	$1,641

Supplemental Condensed Consolidating Statement of Operations

For the Nine months Ended September 30, 2001

 (In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$422,924	$5,991	$—	$—	$428,915
Costs and expenses:
Cost of sales	149,757	—	—	—	149,757
Labor and benefits	120,684	—	—	—	120,684
Operating expenses and write-downs of property and equipment	89,144	—	(10)	—	89,134
General and administrative expenses	23,585	3,485	—	—	27,070
Depreciation and amortization	21,686	—	—	—	21,686
Gain on franchise sales of restaurant operations and properties	(4,042)	—	—	—	(4,042)
Gain on sales of other property and equipment, net	(2,559)	—	—	—	(2,559)
Interest expense (income), net	21,540	—	(573)	—	20,967

Income before provision for income taxes, extraordinary item and equity in net income of consolidated subsidiaries	3,129	2,506	583	—	6,218

Provision for income taxes	(1,017)	(1,028)	(205)	—	(2,250)

Income before extraordinary item and equity in net income of consolidated subsidiaries	2,112	1,478	378	—	3,968

Extraordinary item, net of income tax benefit	(221)	—	—	—	(221)

Income before equity in net income of consolidated subsidiaries	1,891	1,478	378	—	3,747

Equity in net income of consolidated subsidiaries	1,856	—	—	(1,856)	—

Net income	$3,747	$1,478	$378	$(1,856)	$3,747

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine months Ended September 30, 2001

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$12,639	$(15)	$2,240	$(2,294)	$12,570

Cash flows from investing activities:
Purchases of property and equipment	(8,440)	—	—	—	(8,440)
Proceeds from sales of property and equipment	23,556	—	—	—	23,556
Net cash provided by investing activities	15,116	—	—	—	15,116

Cash flows from financing activities:
Proceeds from borrowings	51,405	—	—	—	51,405
Repayments of obligations	(86,118)	—	—	—	(86,118)
Reinsurance deposits received	—	—	505	(505)	—
Reinsurance payments made from deposits	—	—	(2,799)	2,799	—
Net cash used in financing activities	(34,713)	—	(2,294)	2,294	(34,713)

Net decrease in cash and cash equivalents	(6,958)	(15)	(54)	—	(7,027)

Cash and cash equivalents, beginning of period	13,619	33	932	—	14,584

Cash and cash equivalents, end of period	$6,661	$18	$878	$—	$7,557

Supplemental disclosures:
Interest paid (received)	$17,273	$—	$(574)	$—	$16,699
Income taxes paid	1	2	—	—	3
Capital lease obligations terminated	170	—	—	—	170
Note received from the sale of property and equipment	4,250	—	—	—	4,250

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                                                The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

                                                Forward Looking Statements

                                                Statements contained herein that are not historical facts constitute “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties which could cause results to differ materially from those anticipated. These factors include the Company’s highly competitive business environment, exposure to commodity prices, risks associated with the foodservice industry, the ability to retain and attract new employees, government regulations, the Company’s high geographic concentration in the Northeast and its attendant weather patterns, conditions needed to meet restaurant re–imaging and new opening targets and risks associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company’s prospects in general are included in the Company’s other filings with the Securities and Exchange Commission.

                                                Overview

                                                Friendly’s owns and operates 389 restaurants, franchises 156 full-service restaurants and six non-traditional units and manufactures a full line of frozen desserts distributed through more than 3,500 supermarkets and other retail locations in 17 states. The restaurants offer a wide variety of reasonably-priced breakfast, lunch and dinner menu items as well as the frozen dessert products.

                                                Following is a summary of the Company-owned and franchised units:

	For the Three Months Ended		For the Nine months Ended
	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001
Company Units:
Beginning of period	390	403	393	449
Openings	—	—	—	—
Re-franchised	—	(6)	—	(39)
Closings	(1)	(3)	(4)	(16)
End of period	389	394	389	394

Franchised Units:
Beginning of period	165	163	167	127
Re-franchised openings	—	6	—	39
Openings	1	1	4	4
Closings	(4)	(4)	(9)	(4)
End of period	162	166	162	166

Revenues:

                                                Total revenues increased $9.7 million, or 6.4%, to $161.1 million for the third quarter ended September 29, 2002 from $151.4 million for the same quarter in 2001. Restaurant revenues increased $6.0 million, or 5.0%, to $124.9 million for the third quarter of 2002 from $118.9 million for the same quarter in 2001. Restaurant revenues increased by $6.0 million in the 2002 period as compared to the 2001 period largely due to a 7.0% increase in comparable restaurant revenues from the 2001 quarter to the 2002 quarter. Partially offsetting this increase was the closing of seven under-performing restaurants and the re-franchising of eight additional locations over the past 15 months. Closing of restaurants accounted for $0.7 million of the restaurant revenue decline in the 2002 period as compared to the 2001 period and re-franchising reduced restaurant revenues by an additional $2.0 million in the 2002 period as compared to the 2001 period. Revenues from the one location open less than one year were $0.5 million. Foodservice (product sales to franchisees, retail and institutional) revenues increased by $3.7 million, or 12.3%, to $33.6 million for the third quarter ended September 29, 2002 from $29.9 million for the same quarter in 2001. Product sales to franchised restaurants grew by $1.3 million and increases in sales to foodservice retail supermarket customers contributed $2.4 million. Franchise revenue increased $0.2 million, or 5.0%, to $2.7 million for the third quarter ended September 29, 2002 compared to $2.5 million for the same quarter in 2001. The increase is largely the result of an increase in royalty revenue due to an increase in comparable franchised restaurant revenues in the 2002 period when compared to the same period in 2001. There were 162 franchise units open at September 29, 2002 compared to 166 franchise units open at September 30, 2001.

                                                Total revenues increased $19.7 million, or 4.6%, to $448.6 million for the nine months ended September 29, 2002 from $428.9 million for the same period in 2001. Restaurant revenues were $351.0 million and $345.0 million for the nine-month periods ended September 29, 2002 and September 30, 2001, respectively. Restaurant revenues benefited from a 7.3% increase in comparable restaurant revenues from the 2001 period to the 2002 period. Offsetting this increase was lost revenues associated with the closing of 20 under-performing restaurants and the re-franchising of an additional 41 locations over the past 21 months. Closing of restaurants reduced restaurant revenues by $3.3 million in the 2002 period as compared to the 2001 period and re-franchising reduced restaurant revenues by an additional $16.1 million in the 2002 period as compared to the 2001 period. Revenues from the one location open less than one year were $1.2 million. Foodservice (product sales to franchisees, retail and institutional) revenues increased by $13.5 million, or 17.7%, to $90.2 million for the nine months ended September 29, 2002 from $76.7 million for the same period in 2001. Product sales to franchised restaurants grew by $7.4 million and increases in sales to foodservice retail supermarket customers contributed $6.1 million. On May 1, 2001, the Company’s foodservice division decreased its ice cream pricing to all restaurants. This resulted in decreased foodservice revenues of 0.6% for the nine months ended September 29, 2002. Franchise revenues were $7.3 million and $7.2 million for the nine months ended September 29, 2002 and September 30, 2001, respectively. Included was a decrease of $0.9 million in initial fees recorded as 42 new locations were added in the nine months ended September 30, 2001. This decrease was offset by an increase in royalty revenue as comparable franchised restaurant revenues rose in the 2002 period when compared to the same period in 2001. There were 162 franchise units open at September 29, 2002 compared to 166 franchise units open at September 30, 2001.

Cost of sales:

                                                Cost of sales were $57.0 million and $54.8 million for the quarters ended September 29, 2002 and September 30, 2001, respectively. Cost of sales as a percentage of total revenues decreased to 35.4% for the quarter ended September 29, 2002 from 36.2% for the same period in 2001. The lower food cost as a percentage of total revenue was due in part to lower cream prices in the current period. Cream is the principal ingredient used in making ice cream. The Company expects that cream prices will continue to be lower during the remainder of 2002 when compared to 2001. Partially offsetting the cream benefit was a shift in sales mix from Company-owned restaurant sales to Foodservice sales. Foodservice sales to franchisees and retail customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons.  At Company-owned restaurants, cost of sales as a percentage of restaurant revenues improved.

                                                Cost of sales increased $6.1 million, or 4.1%, to $155.9 million for the nine months ended September 29, 2002 from $149.8 million for the same period in 2001. Cost of sales as a percentage of total revenues were 34.8% and 34.9% for the nine months ended September 29, 2002 and September 30, 2001, respectively. The cost of cream, the principal ingredient used in making ice cream, was lower in 2002 when compared to 2001. The Company expects that cream prices will continue to be lower during the remainder of 2002 when compared to 2001. Partially offsetting the cream benefit was a shift in sales mix from Company-owned restaurant sales to Foodservice sales. Foodservice sales to franchisees and retail customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons.  At Company-owned restaurants, cost of sales as a percentage of restaurant revenues improved.

                                                The cost of cream, the principal ingredient used in making ice cream, affects cost of sales as a percentage of total revenues, especially in foodservice’s retail business. The Company believes that cream prices will be slightly lower in 2002 than in 2001. A $0.10 increase in the cost of a pound of AA butter adversely affects the Company’s annual cost of sales by approximately $1.1 million, which may be offset by a price increase or other factors. To minimize risk, alternative supply sources continue to be pursued. However, no assurance can be given that the Company will be able to offset any cost increases in the future and future increases in cream prices could have a material adverse effect on the Company’s results of operations.

                                                Labor and benefits:

                                                Labor and benefits increased $3.8 million, or 9.5%, to $43.5 million for the third quarter ended September 29, 2002 from $39.7 million for the same quarter in 2001. Labor and benefits as a percentage of total revenues increased to 27.0% for the third quarter ended September 29, 2002 from 26.2% for the same quarter in 2001. The higher labor cost as a percentage of total revenue was the result of the cost of initiatives aimed at improving customer service and rising costs for fringe benefits. Labor and benefits as a percentage of restaurant revenues was 34.8% and 33.4% for the quarters ended September 29, 2002 and September 30, 2001, respectively.

Labor and benefits increased $2.9 million, or 2.4%, to $123.6 million for the nine months ended September 29, 2002 from $120.7 million for the same period in 2001. Labor and benefits as a percentage of total revenues decreased to 27.6% for the nine months ended September 29, 2002 from 28.1% for the same period in 2001. The lower labor cost as a percentage of total revenue is partially the result of revenue increases derived from additional franchised locations and higher sales to foodservice retail supermarket customers, which do not have any associated restaurant labor and benefits. Labor and benefits as a percentage of restaurant revenues increased to 35.2% for the nine months ended September 29, 2002 from 35.0% for the same period in 2001.  During the quarter ended June 30, 2002, the Company introduced a training program called “Friendly you bet we are.” The cost of this program and the ongoing initiatives to improve customer service had an unfavorable impact on the year on year comparison. Fringe benefit costs were also higher in the 2002 period.  The closing of 20 under-performing Company-owned units over the past 21 months had a favorable impact on the relationship of restaurant labor and benefits to restaurant sales as well as to total revenues.

                                                Operating expenses:

                                                Operating expenses increased $1.3 million, or 4.1%, to $33.8 million for the third quarter ended September 29, 2002 from $32.5 million for the same quarter in 2001. Operating expenses as a percentage of total revenues were 21.0% and 21.5% for the third quarters ended September 29, 2002 and September 30, 2001, respectively. The decrease as a percentage of total revenues resulted from lower restaurant utility and advertising costs. Partially offsetting those benefits were higher costs for restaurant rent associated with the December 2001 sale/leaseback transaction in the 2002 period when compared to the 2001 period.

                                                Operating expenses increased $4.5 million, or 5.0%, to $93.5 million for the nine months ended September 29, 2002 from $89.0 million for the same period in 2001. Operating expenses as a percentage of total revenues were 20.8% for the nine months ended September 29, 2002 and September 30, 2001. The increased dollars resulted from higher costs for restaurant rent associated with the December 2001 sale/leaseback transaction and higher costs for foodservice retail selling expense in the 2002 period when compared to the 2001 period. Restaurant utility costs were lower in the 2002 period when compared to 2001.

                                                General and administrative expenses:

                                                General and administrative expenses were $9.4 million and $8.4 million for the third quarters ended September 29, 2002 and September 30, 2001, respectively. General and administrative expenses as a percentage of total revenues increased to 5.8% for the third quarter ended September 29, 2002 from 5.5% for the same period in 2001. The increase in expense is primarily the result of an increase in bonus expense and a reduction in the benefit realized from the over-funded pension plan in the 2002 period when compared to the same period in 2001.

                                                General and administrative expenses were $26.6 million and $27.1 million for the nine months ended September 29, 2002 and September 30, 2001, respectively. General and administrative expenses as a percentage of total revenues decreased to 5.9% for the nine months ended September 29, 2002 from 6.3% for the same period in 2001. The decrease in expense is primarily the result of the elimination of certain management and administrative positions associated with the Company’s closing of 20 locations and the re-franchising of 41 locations over the past 21 months. In October 2001, the Company eliminated approximately 70 positions at corporate headquarters. The Company also has a hiring freeze at its corporate headquarters. Bonus expense was higher in the 2002 period when compared to the same period in 2001. The benefit resulting from the over-funded pension plan was lower in the 2002 period when compared to the same period in 2001.

EBITDA:

                                                As a result of the above and the gains (losses) on franchise and other property sales below, EBITDA (EBITDA represents net income (loss) before (i) (provision for) benefit from income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) extraordinary item, (v) write–downs of property and equipment and (vi) other non–cash items) increased $1.2 million, or 7.1%, to $17.8 million for the quarter ended September 29, 2002 from $16.6 million for the same quarter in 2001. EBITDA as a percentage of total revenues was 11.0% for the 2002 and 2001 periods.

                                                EBITDA decreased $0.1 million, or 0.2%, to $49.1 million for the nine months ended September 29, 2002 from $49.2 million for the same period in 2001.  EBITDA as a percentage of total revenues was 10.9% and 11.5% for the nine months ended September 29, 2002 and September 30, 2001, respectively.

                                                Write-downs of property and equipment:

                                                Write-downs of property and equipment were $0.4 million and $0.1 million for the nine months ended September 29, 2002 and September 30, 2001, respectively.

                                                Depreciation and amortization:

                                                Depreciation and amortization decreased $0.9 million, or 13.4%, to $6.1 million for the third quarter ended September 29, 2002 from $7.0 million for the same quarter in 2001. Depreciation and amortization as a percentage of total revenues was 3.8% and 4.6% in the 2002 and 2001 quarters, respectively. The reduction reflects the impact on depreciation associated with the December 2001 sale/leaseback transaction whereby the real property at 44 restaurants was sold and seven locations were closed and eight locations were re-franchised over the past 15 months.

                                                Depreciation and amortization decreased $2.5 million, or 11.6%, to $19.2 million for the nine months ended September 29, 2002 from $21.7 million for the same period in 2001. Depreciation and amortization as a percentage of total revenues was 4.3% and 5.1% in the 2002 and 2001 periods, respectively. The reduction reflects the impact on depreciation associated with the December 2001 sale/leaseback transaction whereby the real property at 44 restaurants was sold and 20 locations were closed and 41 locations were re-franchised over the past 21 months.

                                                Gain on franchise sales of restaurant operations and properties:

                                                Gain on franchise sales of restaurant operations and properties was $0.2 million and $4.0 million for the third quarter and nine months ended September 30, 2001, respectively. The 2001 gain was primarily the result of the gain of $4.3 million associated with the sale of 37 restaurants to a franchisee during the nine months ended September 30, 2001.

                                                (Loss) gain on sales of other property and equipment, net:

                                                The gain on sales of other property and equipment, net was $0.2 million and $0.3 million for the quarters ended September 29, 2002 and September 30, 2001, respectively. The loss on sales of other property and equipment, net was $0.5 million for the nine months ended September 29, 2002 as compared to a gain of $2.6 million for the nine months ended September 30, 2001. The loss during the nine-month period in 2002 resulted from the sale of idle land and two closed locations as well as the disposal of equipment being replaced as part of the Company’s re-imaging projects. These losses were largely offset by a gain of $1.3 million on the sale of six closed locations.  The gain in 2001 resulted from the sale of 21 closed locations during the nine-month period ended September 30, 2001.

                                                Interest expense, net:

                                                Interest expense, net of capitalized interest and interest income, decreased by $0.3 million, or 3.9%, to $6.2 million for the third quarter ended September 29, 2002 from $6.5 million for the same period in 2001. The decrease is primarily impacted by the decrease in the average outstanding debt in the 2002 quarter compared to the 2001 quarter as a result of the Refinancing Plan.

                                                Interest expense, net of capitalized interest and interest income, decreased by $2.2 million, or 10.5%, to $18.8 million for the nine months ended September 29, 2002 from $21.0 million for the same period in 2001. The decrease is primarily impacted by the decrease in the average outstanding debt in the 2002 period compared to the 2001 period as a result of the Refinancing Plan. Total outstanding debt, including capital lease and finance obligations, was reduced from $263.9 million at September 30, 2001 to $239.8 million at September 29, 2002.

                                                Provision for income taxes:

                                                The provision for income taxes was $1.8 million, or 34.0%, and $1.1 million, or 37.7%, for the third quarters ended September 29, 2002 and September 30, 2001, respectively. The provision for income taxes was $3.6 million, or 34.0%, and $2.3 million, or 36.2%, for the nine months ended September 29, 2002 and September 30, 2001, respectively. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change.

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

                                                Net income:

                                                Net income was $3.5 million and $1.6 million for the third quarters ended September 29, 2002 and September 30, 2001, respectively. Net income was $6.9 million and $4.0 million for the nine months ended September 29, 2002 and September 30, 2001, respectively, for the reasons discussed above.

Liquidity and Capital Resources

                                                The Company’s primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $31.8 million and $12.6 million for the nine months ended September 29, 2002 and September 30, 2001, respectively. During the nine months ended September 29, 2002, inventories increased $2.3 million in anticipation of strong retail sales in the fourth quarter and a continued effort to build manufactured inventory to take advantage of lower cream prices. Other assets increased $3.5 million primarily as a result of a pension benefit recorded during the current year. Accounts payable increased $4.9 million primarily as a result in increased inventory purchases and the timing of other payments including construction. Accrued expenses and other long-term liabilities increased $1.6 million as a result of an increase in accrued interest of $5.1 million related to the timing of interest payment dates. This increase was partially offset by $1.2 million of payments made against the restructuring reserve and $1.3 million of payments made for accrued construction costs and a $1.5 million reduction in the gift certificate liability as a result of redemptions of year-end gift certificate sales. During the nine months ended September 30, 2001, inventories increased $3.8 million as a result of increased retail promotional activity expected for the fourth quarter.  Accounts payable increased $1.5 million primarily as a result of increased inventory purchases. Accounts receivable increased $2.3 million primarily due to increased retail supermarket sales along with the increase in volume of foodservice product sales to franchisees. Accrued expenses and other long-term liabilities decreased $1.1 million as a result of $2.3 million of payments made against the captive insurance company’s reserves for workers compensation claims and $1.9 million of payments made against the restructuring reserve.  These decreases were offset by an increase in accrued interest of $3.6 million related to the timing of interest payment dates. Available borrowings under the revolving credit facility were $15.7 million as of September 29, 2002. Total letters of credit issued and outstanding were $14.3 million and there were no revolving credit loans outstanding.

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

                                                Net cash (used in) provided by investing activities was ($5.6 million) and $15.1 million for the nine months ended September 29, 2002 and September 30, 2001, respectively. Capital expenditures for restaurant operations were approximately $7.5 million and $6.2 million for the nine months ended September 29, 2002 and September 30, 2001, respectively. Capital expenditures were offset by proceeds from the sales of property and equipment of $3.4 million and $23.6 million in the 2002 period and the 2001 period, respectively. The decrease in proceeds was primarily due to the receipt of $18.0 million in 2001 related to sales of restaurants to franchisees.

                                                The Company had working capital of $1.0 million as of September 29, 2002 versus a working capital deficit of $19.4 million as of December 30, 2001. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

In December 2001, the Company completed a financial restructuring plan (the “Refinancing Plan”) which included the repayment of the $64.5 million outstanding under the Old Credit Facility and the repurchase of approximately $21.3 million in Senior Notes with the proceeds from $55.0 million in long-term mortgage financing (the “Mortgage Financing”) and a $33.7 million sale and leaseback transaction (the “Sale/Leaseback Financing”). In addition, FICC secured a new $30.0 million revolving credit facility (the “New Credit Facility”) of which up to $20.0 million is available to support letters of credit. The $30.0 million commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of September 29, 2002, $15.7 million was available for additional borrowings under the New Credit Facility. The refinancing improved the Company’s financial condition by reducing total debt by approximately $30.8 million and by extending the average life of the Company’s debt.

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

                                                The Mortgage Financing has a maturity date of January 1, 2022 and is amortized over 20 years. Interest on $10.0 million of the Mortgage Financing is variable and is the sum of the 30-day LIBOR rate in effect (1.82% at September 29, 2002) plus 6% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances which are re-amortized over the remaining life of the mortgages. The remaining $45.0 million of the Mortgage Financing bears interest at a fixed annual rate of 10.16%. Each promissory note may be prepaid in full. The variable rate notes are subject to prepayment penalties during the first five years. The fixed rate notes may not be prepaid without the Company providing the note holders with a yield maintenance premium.

                                                The Mortgage Financing requires the Company to maintain an annual fixed charge coverage ratio, as defined, of at least 1.10 to 1 and each LLC to maintain a fixed charge coverage ratio, as defined, on an aggregate restaurant basis of at least 1.25 to 1.

                                                The New Credit Facility is secured by substantially all of the assets of FICC and two of its six subsidiaries, Friendly’s Restaurants Franchise Inc. and Friendly’s International Inc. These two subsidiaries also guaranty FICC’s obligations under the New Credit Facility. The New Credit Facility expires on December 17, 2004. As of September 29, 2002, there were no revolving credit loans outstanding.

                                                The revolving credit loans bear interest at the Company’s option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the “Base Rate”) (6.75% at September 29, 2002) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (5.76% at September 29, 2002).

                                                As of September 29, 2002 and December 30, 2001, total letters of credit issued and outstanding were $14.3 million and $14.6 million, respectively.

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

                                                In connection with the Refinancing Plan, in December 2001 the Company entered into and accounted for the Sale/Leaseback Financing which provided approximately $33.7 million of proceeds to the Company. The Company sold 44 properties operating as Friendly’s Restaurants and entered into a master lease with the buyer to lease the 44 properties for an initial term of 20 years under a triple net lease. There are four five-year renewal options and lease payments are subject to escalator provisions every five years based upon increases in the Consumer Price Index. A gain of $11.3 million was deferred and was included in other accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets. The deferred gain is being amortized in proportion to the rent charged to expense over the initial lease term.

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

                                                The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for 2002 are anticipated to be $18.0 million in the aggregate, of which $15.0 million is expected to be spent on restaurant operations. The Company’s actual 2002 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the New Credit Facility will be sufficient to meet the Company’s anticipated operating requirements, capital requirements and obligations associated with the restructuring.

                                                The following represents the contractual obligations and commercial commitments of the Company as of September 29, 2002 (in thousands):

		Payments due by Period
Contractual Obligations:	Total	2002	2003-2004	2005-2006	Thereafter
Long-term debt	$233,112	$243	$2,107	$2,583	$228,179
Capital lease obligations	6,722	460	1,933	1,037	3,292
Operating leases	154,361	16,839	29,587	24,070	83,865
Purchase commitments	66,113	31,688	34,352	65	8

		Amount of Commitment Expiration by Period
Other Commercial Commitments:	Total	2002	2003-2004	2005-2006	Thereafter
Revolving credit facility	$15,660	$—	$15,660	$—	$—
Letters of credit	14,340	—	14,340	—	—

                                                Seasonality

                                                Due to the seasonality of frozen dessert consumption, and the effect from time to time of weather on patronage of the restaurants, the Company’s revenues and EBITDA are typically higher in its second and third fiscal quarters.

                                                Geographic Concentration

                                                Approximately 89% of the Company–owned restaurants are located, and substantially all of its retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to this geographic region may adversely affect the Company more than certain of its competitors which are more geographically diverse.

Significant Known Events, Trends or Uncertainties Expected to Impact 2002 Comparisons with 2001

Pension Plan Funded Status

                                                Certain of our employees are covered under a noncontributory defined benefit pension plan. As disclosed in our 2001 Form 10-K, as of our 2001 measurement date (i.e., the Company’s fiscal 2001 year end), this plan had a projected benefit obligation of $85.3 million and a fair value of plan assets of $100.1 million. As a result of the overall decline in market interest rates, we will use a lower discount rate to measure our projected benefit obligation as of our 2002 measurement date. This will result in an increase to our projected benefit obligation. Stock market declines experienced since the 2001 measurement date have reduced the fair value of our plan assets. As a result of the higher projected benefit obligation and the decline in the fair value of our plan assets, we expect our pension plan to be underfunded as of our 2002 measurement date as compared to an over-funding as of our 2001 measurement date. Though we have not yet determined the exact amount of such underfunding, we currently estimate the amount of underfunding will be approximately $18.0 million. We do not believe the underfunded status of the pension plan will materially affect our results of operations, financial position or cash flows. Moreover, given the sensitivity of the projected benefit obligation to changes in discount rates, future changes in market interest rates may significantly reduce our pension plan underfunding.

                                                Additionally, as a result of the underfunded status of the plan, we will likely be required to record a charge to stockholders’ deficit. Although we have not yet determined the exact amount of the charge we will record in 2002, we anticipate that it will be less than the amount of the underfunding. By comparison, our stockholders’ deficit has decreased by more than $7.0 million during the nine months ended September 29, 2002.

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

                                                In March 2000, the Company’s Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12.1 million for severance, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17.0 million in the year ended December 31, 2000. The Company reduced the restructuring reserve by $0.4 million and $1.9 million during the nine months ended September 29, 2002 and the year ended December 30, 2001, respectively, since the reserve exceeded estimated remaining payments.

                                                As of September 29, 2002, the remaining restructuring reserve was $1.4 million. The restructuring reserves may be increased or decreased based upon remaining payments, which could vary materially from the estimates depending upon the timing of restaurant closings and other factors.

                                                Income Taxes -

                                                The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. As of December 30, 2001 and September 29, 2002, a valuation allowance of $11.3 million existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

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

                                                Stock-Based Compensation —

                                                The Company accounts for stock–based compensation for employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure–only alternative under SFAS No. 123, “Accounting for Stock–Based Compensation.”

                                                Recently Issued Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to the timing of liability recognition. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of a risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed, therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback accounting are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial position or results of operations.

                                                In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The impact of adopting SFAS No. 144 on December 31, 2001 had no material effect on the Company’s financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets. The new rules became effective for the Company on December 31, 2001. The impact of adopting SFAS No. 142 in 2002 had no effect on the Company’s financial condition or results of operations and the Company is continuing to amortize its license agreement related to certain trademarked products over the term of the license agreement.

                                                In April 2001, the FASB reached consensus on EITF Issue No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” EITF Issue No. 00-25 was effective for quarters beginning after December 15, 2001, with prior financial statements restated if practicable. EITF Issue No. 00-25 requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. Arrangements within the scope of this Issue include slotting fees, cooperative advertising arrangements and buy-downs. The Company adopted EITF Issue No. 00-25 during 2001 and, as a result, certain costs previously recorded as expense were reclassified and offset against revenue for the quarter and nine months ended September 30, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

                                                There has been no material change in the Company’s market risk exposure since the filing of the Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of September 29, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2002.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 29, 2002.

PART II — OTHER INFORMATION

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

Item 6.  Exhibits and reports on Form 8-K

(a)          Exhibits

None

(b)         Reports on Form 8-K

Date of Event Reported	Event Reported
May 15, 2002	Item 4 — Changes in Registrant’s Certifying Accountant
May 15, 2002	Item 7 — Exhibit 16.1, Letter of Arthur Andersen LLP regarding change in certifying accountant

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDLY ICE CREAM CORPORATION

By:	/s/ PAUL V. HOAGLAND
Name: Paul V. Hoagland
Title: Senior Vice President,
Chief Financial Officer, Treasurer and
Assistant Clerk

Certifications

I, Donald N. Smith, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Friendly Ice Cream Corporation;

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

Date: October 30, 2002

/s/ Donald N. Smith
Chief Executive Officer

I, Paul V. Hoagland, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Friendly Ice Cream Corporation;

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