Form 10-Q/A
period 2001-04-01
FRIENDLY ICE CREAM CORP
filed 2002-11-04
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

PART II — OTHER INFORMATION

Item 6.  Exhibit and Reports on Form 8-K

(a)   Exhibits:

99.1 Certification of Periodic Report dated November 4, 2002 signed by Donald N. Smith.

99.2 Certification of Periodic Report dated November 4, 2002 signed by Paul V. Hoagland.

Seventh Amendment to Credit Agreement.**

** - Filed previously

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

Date: November 4, 2002
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

Date: November 4, 2002
/s/ Paul V. Hoagland
Chief Financial Officer, Treasurer and Assistant Clerk