Form 10-K/A
period 2001-12-30
FRIENDLY ICE CREAM CORP
filed 2002-11-04
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10–K/A

(Amendment No. 3)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 0–3930

___________

FRIENDLY ICE CREAM CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts (State of Incorporation)	5812 (Primary Standard Industrial Classification Code Number)	04–2053130 (I.R.S. Employer Identification No.)

1855 Boston Road

Wilbraham, Massachusetts 01095

(413) 543–2400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of class
Common Stock, $.01 par value

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K ☐.

                The aggregate market value of voting stock held by nonaffiliates of the registrant, based upon the closing sales price of the registrant’s common stock on February 1, 2002 on the American Stock Exchange was $25,078,384. For purpose of the foregoing calculation only, all members of the Board of Directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding was 7,352,262 as of February 1, 2002.

                Documents incorporated by reference:

                Part III of this 10–K incorporates information by reference from the registrant’s definitive proxy statement which will be filed no later than 120 days after December 30, 2001.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K

(a)	1.	Financial statements:
		For a listing of consolidated financial statements which are included in this document, see page F-1.
	2.

Schedules:

The following consolidated financial statement schedule and Report of Independent Public Accountants thereon is included pursuant to Item 14(d): Schedule II — Valuation and Qualifying Accounts. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)		Exhibits:
		The exhibit index is incorporated by reference herein.
(c)		Reports on Form 8-K: None

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friendly Ice Cream Corporation

By:		/s/PAUL V. HOAGLAND
	Name:	Paul V. Hoagland
	Title:	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Clerk

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ Paul V. Hoagland
Chief Financial Officer, Treasurer and Assistant Clerk

EXHIBIT INDEX

3.1

Restated Articles of Organization of Friendly Ice Cream Corporation (the “Company”).  (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).

3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998, File No. 0-3930).
4.1	Credit Agreement among the Company, Fleet Bank, N.A and certain other banks and financial institutions (“Credit Agreement”) dated as of December 17, 2001.**
4.2	Loan Agreement between the Company’s subsidiary, Friendly’s Realty I, LLC and G.E Franchise Finance Corporation dated as of December 17, 2001.**
4.3	Loan Agreement between the Company’s subsidiary, Friendly’s Realty II, LLC and G.E Franchise Finance Corporation dated as of December 17, 2001.**
4.4	Loan Agreement between the Company’s subsidiary, Friendly’s Realty III, LLC and G.E Franchise Finance Corporation dated as of December 17, 2001.**
4.5

Senior Note Indenture between Friendly Ice Cream Corporation, Friendly’s Restaurants Franchise, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998, File No. 0-3930).

4.6	Rights Agreement between the Company and The Bank of New York, a Rights Agent (Incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).
10.1	The Company’s Stock Option Plan (Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).*
10.2	The Company’s Restricted Stock Plan (Incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).*
10.3	Purchase Agreement between Realty Income Corporation as buyer and Company as seller dated December 13, 2001.
10.9

Sublease between SSP Company, Inc. and the Company, as amended, for the Chicopee, Massachusetts Distribution Center (Incorporated by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).

10.10	TRC Management Contract between the Company and The Restaurant Company (Incorporated by reference from Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).
10.11

Aircraft Reimbursement Agreement between the Company and TRC Realty Co (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998, File No. 0-3930).

10.12

License Agreement between the Company and Hershey Foods Corporation for 1988 Non-Friendly Marks (Incorporated by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).

10.13	Agreement between Company and Gerald E. Sinsigalli executed October 10, 2001.*
21.1	Subsidiaries of the Company (Incorporated by reference from Exhibit 21.1 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).
23.1	Consent of Arthur Andersen LLP.
99.1	Explanation concerning absence of current written consent of Arthur Andersen LLP.**
99.2	Certification of Annual Report dated November 4, 2002 signed by Donald N. Smith.
99.3	Certification of Annual Report dated November 4, 2002 signed by Paul V. Hoagland.

_______________________

* - Management Contract or Compensatory Plan or Arrangement

** - Filed previously