Form 10-K
period 2002-12-29
FRIENDLY ICE CREAM CORP
filed 2003-02-25
CIK 39135

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 0-3930

FRIENDLY ICE CREAM CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-2053130 (IRS Employer Identification No.)
1855 Boston Road Wilbraham, Massachusetts (Address of Principal Executive Offices)	01095 (Zip Code)

(413) 543-2400
(Registrant's Telephone Number, Including Area Code)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Title of class
Common Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of voting stock held by nonaffiliates of the registrant, based upon the closing sales price of the registrant's common stock on February 3, 2003 on the American Stock Exchange was $34,835,477. For purpose of the foregoing calculation only, all members of the Board of Directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding was 7,420,695 as of February 3, 2003.

Documents incorporated by reference:

        Part III of this 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after December 29, 2002.

PART I

Item 1. BUSINESS

  Organization

        Friendly's, founded in 1935, was publicly held from 1968 until January 1979, at which time it was acquired by Hershey Foods Corporation ("Hershey"). In 1988, The Restaurant Company ("TRC"), an investor group led by Donald N. Smith, the Company's current Chairman of the Board, acquired Friendly's from Hershey (the "TRC Acquisition"). In November 1997, the Company completed a public offering of 5,000,000 shares of its common stock (the "Common Stock Offering") for gross proceeds of $90 million and a public offering of $200 million of Senior Notes (the "Senior Notes") (collectively, the "Offerings"). In December 2001, the Company successfully completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of the $64.5 million outstanding on its term loans and revolving credit facility (the "Old Credit Facility") and the repurchase of approximately $21.3 million in Senior Notes with the proceeds from $55 million in long-term mortgage financing (the "Mortgage Financing") and a $33.7 million sale and leaseback transaction (the "Sale/Leaseback Financing"). In addition, FICC secured a new $30 million revolving credit facility. The $30 million commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs (the "New Credit Facility"). In connection with the Mortgage Financing, three new limited liability corporations ("LLCs") were organized. Friendly Ice Cream Corporation is the sole member of each LLC.

        Unless the context indicates otherwise: (i) references herein to "Friendly's" or the "Company" refer to Friendly Ice Cream Corporation, its predecessors and its consolidated subsidiaries; (ii) references herein to "FICC" refer to Friendly Ice Cream Corporation and not its subsidiaries; and (iii) as used herein, "Northeast" refers to the Company's core markets, which include Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont. The Company's fiscal years ended December 29, 2002, December 30, 2001, December 31, 2000, January 2, 2000 and December 27, 1998 are referred to herein as 2002, 2001, 2000, 1999 and 1998, respectively. Each year included 52 weeks except 1999, which included 53 weeks.

  General

        As of December 29, 2002, the Company owned and operated 387 full-service restaurants and franchised 156 full-service restaurants and six non-traditional units. The Company also manufactures a complete line of packaged frozen desserts distributed through more than 3,500 supermarkets and other retail locations in 14 states. Friendly's offers its customers a unique dining experience by serving a variety of high-quality, reasonably-priced breakfast, lunch and dinner items, as well as its signature frozen desserts, in a fun and casual neighborhood setting. For the year ended December 29, 2002, Friendly's generated $570.4 million in total revenues, $6.2 million of income and $59.0 million in EBITDA (as defined herein) and incurred $24.9 million of interest expense.

        Friendly's restaurants target both families with children and adults who desire a reasonably priced meal in a full-service setting. The company's menu offers a broad selection of freshly prepared foods for all dayparts. Friendly's menu currently offers over 100 food and dessert items available for breakfast, lunch and dinner plus afternoon and evening snacks. An award winning kid's menu is also available to children 12 and under. Breakfast items include specialty omelettes, breakfast SuperMelt® sandwiches plus combination breakfasts featuring eggs, pancakes, french toast and bacon/sausage. Breakfast pricing generally ranges from $3.49 to $5.99. Lunch and dinner menu items include appetizers, soups, entrée salads, Friendly's own SuperMelt® sandwiches, specialty burgers, comfort food entrees like meatloaf, turkey, BBQ chicken, steak and pasta dinners, fried chicken baskets and seafood baskets, fajitas and a special seniors menu for those over 60. Lunch and dinner pricing generally ranges between $3.49 and $9.99. Entrée selections are complimented by Friendly's ice cream desserts and beverages featuring Fribble® shakes, old fashioned milk shakes, classic ice cream sundaes and banana splits, plus specialty sundaes of many types and flavors. Ice cream dessert pricing generally ranges from $3.29 to $5.49. Friendly's restaurants also feature special ice cream carryout windows at most locations that are open seasonally providing carryout ice cream cones, sundaes and beverages to guests not wishing a sit-down snack experience.

        Despite the Company's capital constraints, management has implemented a number of initiatives to restore and improve operational and financial efficiencies. From the date of the TRC Acquisition through 2002, the Company (i) implemented a major revitalization of its restaurants, (ii) repositioned the Friendly's concept from a sandwich and ice cream shoppe to a full-service, family-oriented restaurant with broader menu and daypart appeal, (iii) elevated customer service levels by recruiting more qualified managers and expanding the Company's training program, (iv) disposed of 377 under-performing restaurants, (v) capitalized upon the Company's strong brand name recognition by initiating the sale of Friendly's unique line of packaged frozen desserts through retail locations and (vi) implemented a franchising strategy to extend profitably the Friendly's brand without the substantial capital required to build new restaurants. The Company has expanded its franchise operations through sales of existing restaurants, which have included development agreements, in under-penetrated markets.

  Capital Investment Program

        A significant component of the Company's capital investment program is the Impact initiative, which is designed to establish a consistent, enhanced Friendly's brand image across the Company's entire restaurant operations. The Company's capital spending strategy seeks to increase comparable restaurant revenues and restaurant cash flow through the on-going revitalization and re-imaging of existing restaurants. The following illustrates the key components of the Company's capital spending program.

        Restaurant Re-imaging.    The Company substantially completed the re-imaging of 36 restaurants in 2002 at a cost of approximately $170,000 per restaurant. The Company expects to complete the re-imaging of approximately 60 additional restaurants at an estimated cost of $180,000 per project during 2003.

        New Restaurant Construction.    The Company did not construct any new restaurants in 2002. The Company expects to construct two new restaurants in 2003.

        Seating Capacity Expansion Program.    Beginning with the TRC Acquisition through December 29, 2002, the Company has expanded seating capacity at 34 restaurants by approximately 50 seats on average per unit at an average cost of $294,000 per restaurant. A typical expansion includes adding 50 seats per restaurant, relocating certain equipment, redecorating the interior, changing the exterior package and increasing parking capacity where necessary and available. There were no Company expansion projects completed during 2002. The Company does not plan to complete any expansions in 2003.

        Installation of Restaurant Automation Systems.    Beginning with the TRC Acquisition through December 29, 2002, the Company has installed touch-screen point of sale ("POS") register systems in all Company-owned restaurants and franchised locations. The majority of these systems were installed at an average cost of $30,000 per restaurant. These POS register systems are designed to improve revenue realization; food cost management and labor scheduling while increasing the speed and accuracy of processing customer orders. There were no significant system upgrades or deployments in 2002. The Company expects to upgrade the register systems in all Company-owned restaurants over the next two years.

  Franchising Program

        The Company has initiated a franchising strategy to expand its restaurant presence in under-penetrated markets, accelerate restaurant growth in new markets, increase marketing and distribution efficiencies and preempt competition by acquiring restaurant locations in the Company's targeted markets. The Company's wholly-owned subsidiary, Friendly's Restaurants Franchise, Inc. ("FRFI") commenced operations in 1996 for the purpose of franchising various restaurant concepts. Since it began operations, FRFI has developed and now offers a franchise program for Friendly's restaurants. The Company generally seeks franchisees that have related business experience, capital adequacy to build-out the Friendly's concept and no other operations which have directly competitive restaurant or food concepts. As part of the development of its franchise business, the Company also sold existing Company-owned restaurants, known as "re-franchising." In addition to certain development and other fees, Friendly's receives (i) a royalty based on franchised restaurant revenues and (ii) revenues and earnings from the sale of Friendly's frozen desserts and other products.

        On November 13, 2002, the Company sold the real property and equipment for one franchised location and assigned the lease and sold the equipment for a second franchised location to the existing franchisee. Gross proceeds from these sales were approximately $1,300,000, of which approximately $200,000 was for the assignment of the lease. The Company recognized a gain of approximately $700,000 related to the sale in the year ended December 29, 2002.

        In 2000, the Company and its first franchisee, Davco Restaurants, Inc. ("Davco"), agreed to terminate Davco's rights as the exclusive developer of new Friendly's restaurants in Maryland, Delaware, the District of Columbia and northern Virginia, effective December 28, 2000. At that time, Davco had the right to close up to 16 existing franchised locations and operate the remaining 32 locations under their respective existing franchise agreements until such time as a new franchisee was found for those locations. The existing franchise agreements for the 32 locations were modified as of December 29, 2001 to allow early termination subject, however, to liquidated damages on 22 of the 32 franchise agreements. During the year ended December 30, 2001, Davco transferred its rights to three franchised locations to a third party and closed two restaurants. During the year ended December 29, 2002, Davco transferred its rights to 24 additional franchised locations to six separate third parties and closed six restaurants. As of December 29, 2002 Davco operated 13 restaurants.

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

  Restaurant Carryout Operations

        Through dedicated carryout areas, Friendly's restaurants offer the Company's full line of frozen desserts, including soft serve ice cream products introduced in 1999, and certain of its food menu items. Reserved parking is available at many of the Company's freestanding restaurants to facilitate quick carryout service. During 2002, approximately 10.3% of the Company's average freestanding restaurant revenues were derived from its carryout business with a significant portion of these sales occurring during the afternoon and evening snack periods. In addition, approximately 2.4% of revenues came from sales of packaged frozen desserts in display cases within its restaurants.

  Retail (Packaged Goods) Sales

        In 1989, the Company extended its premium packaged frozen dessert line from its restaurants into retail locations. The Company offers a branded product line that includes approximately 60 half-gallon varieties featuring premium ice cream shoppe flavors and unique sundae combinations, frozen yogurt, light ice cream and sherbet. Specialty flavors include Royal Banana Split™ Sundae, Chocolate Covered Berry Patch™ and Caramel Fudge Nut Blast®. Proprietary products include the Jubilee Roll®, Wattamelon Roll® and Friendly's branded ice cream cakes and pies. The Company also licenses from Hershey the right to feature certain candy brands including Reese's Pieces® and Reese's® Peanut Butter Cups.

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

        The Company expects to continue building its retail business in its current retail markets. In these markets, the Company intends to increase shelf space with existing accounts, add new accounts, and continue to develop its product portfolio beyond the half-gallon format. Additionally, the Company expects to continue to selectively enter new markets where its brand awareness is high according to market surveys.

        The Company has developed a broker/distributor network designed to protect product quality through proper product handling and to enhance the merchandising of the Company's frozen desserts. The Company's experienced sales force manages this network to serve specific retailer needs on a market-by-market basis.

  Marketing

        The Company's overall marketing strategy is to build on the equity of the brand so as to maximize and leverage its 67-year heritage and "touch" what consumers emotionally feel about Friendly's.

        The Company's marketing objectives are to increase its share of visits from heavy casual and family dining users and to build top-of-mind awareness of Friendly's advertising and the Friendly's brand. Friendly's advertising builds on the past emotive connections and experiences of families and children with the brand to present current offers and new menu items. The Company's advertising, media, promotion and product strategies are focused on delivering these objectives.

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

        Accordingly, media advertising is focused against the higher consumption months (March through December) with the highest levels during the summer period. The Company uses targeted local restaurant marketing programs to meet its marketing objectives in those markets where penetration does not allow for broadcast media advertising.

        The Company believes that its integrated restaurant and retail (supermarket) marketing efforts provide significant support for the development of its retail business. Specifically, the retail business benefits from the overall awareness of the Friendly's brand generated by the ongoing restaurant advertising program. This combined with the use of a common advertising campaign for both restaurant and retail communications delivers a significantly higher level of consumer exposure and usage compared to the Company's packaged frozen dessert competitors, which have only retail distribution. In turn, sales of the Company's frozen dessert products through more than 3,500 retail locations provide additional consumer awareness which management believes benefit the restaurants. Advertising and promotion expenditures were approximately $20.0 million for 2002.

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

  Manufacturing

        As of December 29, 2002, the Company produced most of its frozen desserts in its Wilbraham, MA Company-owned manufacturing plant, which employed a total of approximately 200 people. During 2002, the Wilbraham plant operated at an average capacity of 87%, attaining 90% capacity for the months of June through August, and produced (i) over 17.3 million gallons of ice cream, sherbets and yogurt in bulk and half-gallons, (ii) 6.1 million sundae cups, (iii) 1.9 million frozen dessert rolls, pies and cakes and (iv) 1.1 million gallons of fountain syrups and toppings. The quality of the Company's products is important both to sustain Friendly's image and to enable the Company to satisfy customer expectations. Wherever possible, the Company "engineers in" quality by installing modern processes such as computerized mix-making equipment and monitoring devices to ensure all storage tanks and rooms are kept at proper temperatures for maximum quality.

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

        The purchasing department in conjunction with the Company's product development department evaluates the cost and quality of all major food items on a rotating schedule basis. The purchases of food and raw materials are made through numerous vendors, many with which the Company has a long-term relationship. Purchase contracts are executed with vendors on an annual, semi-annual, or monthly basis depending on the nature of the item to be purchased and the opportunities within the marketplace. In order to promote competitive pricing and uninterrupted supply, the Company routinely works with prospective vendors on existing products as well as on items that may make up a new menu offering. In order to maximize its purchasing power, the Company purchases directly from manufacturers and service providers and avoids as much as possible any third party participation.

        The Company owns one distribution center and leases two others. The Company opened a new distribution facility in May 1999 in York, PA under an operating lease. The Company distributes most product lines to its restaurants, and its packaged frozen desserts to its retail customers, from warehouses in Chicopee and Wilbraham, MA and York, PA with a combined non-union workforce of approximately 200 employees. The Company's private truck fleet delivers most of the product lines required to 97% of the restaurants. During 2000 the Company contracted with a third party distributor to provide distribution services to restaurants located in the Florida market. Since May 1999, the Company has extended its distribution product lines to also include fresh produce and dairy items. The Company is currently distributing produce and dairy products to approximately 71% of its restaurants. The Chicopee, Wilbraham and York warehouses encompass approximately 60,000, 109,000 and 86,000 square feet, respectively. The Company believes that these distribution facilities operate at or above industry standards with respect to timeliness and accuracy of deliveries.

        The Company has distributed its products since its inception to protect the product integrity of its frozen desserts. The Company delivers products to most restaurants using its own fleet of tractors and trailers. The entire fleet is specially built to be compatible with storage access doors, thus protecting frozen desserts from "temperature shock." The trailer fleet is designed to have individual temperature control for three distinct compartments. To provide additional economies to the Company, the truck fleet backhauls on over 35% of its delivery trips, bringing the Company's purchased raw materials and finished products back to the distribution centers.

  Human Resources and Training

        The average Friendly's restaurant employs between two and four management team members, which may include one General Manager, one Assistant Manager, one Guest Service Supervisor and one General Manager Candidate. The General Manager is directly responsible for day-to-day operations. General Managers report to a District Manager who typically has responsibility for an average of seven to eight restaurants. District Managers report to a Regional Director who typically has responsibility for approximately 60 to 70 restaurants. Regional Directors report to the Senior Vice President, Restaurant Operations who oversees all Company and franchise restaurants.

        The average Friendly's restaurant is staffed with four to 28 employees per shift, including the salaried restaurant management. Shift staffing levels vary by sales volume level, building configuration and time of day. The average restaurant typically utilized approximately 40,000 hourly-wage labor hours in 2002 in addition to salaried management.

  Employees

        The total number of employees at the Company varies between 15,000 and 18,000 depending on the season of the year. As of December 29, 2002, the Company employed approximately 15,000 employees, of which approximately 14,000 were employed in Friendly's restaurants (including approximately 50 in field management), approximately 350 were employed at the Company's manufacturing and two distribution facilities and approximately 300 were employed at the Company's corporate headquarters and other offices. None of the Company's employees is a party to a collective bargaining agreement.

  Licenses and Trademarks

        The Company is the owner or licensee of the trademarks and service marks (the "Marks") used in its business. The Marks "Friendly®" and "Friendly's®" are owned by the Company pursuant to registrations with the U.S. Patent and Trademark Office (the "PTO"). The Mark Friendly's is critically important to the Company and, subject to the Company's continued use of that Mark, the Company has the right to perpetually renew the federal registration of such Mark with the PTO which the Company intends to exercise.

        Upon the sale of the Company by Hershey in 1988, all of the Marks used in the Company's business at that time which did not contain the word "Friendly" as a component of such Marks (the "1988 Non-Friendly Marks"), such as Fribble®, Fishamajig® and Clamboat®, were licensed by Hershey to the Company. The 1988 Non-Friendly Marks license had a term of 40 years expiring on September 2, 2028. Such license included a prepaid license fee for the term of the license. The license was renewable at the Company's option for an additional term of 40 years and had a license renewal fee of $20.0 million. In September 2002, Hershey assigned the 1988 Non-Friendly Marks to the Company.

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

        The Company also has a non-exclusive license agreement with Leaf, Inc. ("Leaf") for use of the Heath® Bar candy trademark. The term of the royalty-free Leaf license continues indefinitely subject to termination by Leaf upon 60 days notice. Excluding the Marks subject to the licenses with Hershey and Leaf, the Company is the owner of its Marks.

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

Substantive state laws that regulate the franchisor-franchisee relationship presently exist or are being considered in a significant number of states, and bills may be introduced in Congress, which would provide for federal regulation of substantive aspects of the franchisor-franchisee relationship. These current and proposed franchise relationship laws limit, among other things, the rights of a franchisor to approve the transfer of a franchise, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

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

  Available Information

        Our Internet website address is http://www.friendlys.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2. PROPERTIES

        The table below identifies the location of the 543 restaurants operating as of December 29, 2002.

	Company-Owned/Leased		Franchised Restaurants
State	Freestanding Restaurants	Other Restaurants(a)	Leased/Owned by Franchisee	Leased to Franchisees by FICC	Total Restaurants
Connecticut	37	10	—	—	47
Delaware	—	—	5	2	7
Florida	11	—	2	—	13
Maine	12	—	—	—	12
Maryland	—	—	18	8	26
Massachusetts	93	27	3	—	123
New Hampshire	12	4	—	—	16
New Jersey	35	11	14	—	60
New York	30	13	69	3	115
North Carolina	—	—	1	—	1
Ohio	21	1	1	2	25
Pennsylvania	38	9	14	1	62
Rhode Island	5	—	—	—	5
South Carolina	—	—	4	—	4
Vermont	9	1	—	—	10
Virginia	8	—	6	3	17

Total	311	76	137	19	543

(a)
Includes primarily malls and strip centers.

        The 311 freestanding restaurants range in size from approximately 2,400 square feet to approximately 5,000 square feet. The 76 mall and strip center restaurants range in size from approximately 2,200 square feet to approximately 4,500 square feet. Of the 387 restaurants operated by the Company at December 29, 2002, the Company owned the buildings and the land for 113 restaurants, owned the buildings and leased the land for 93 restaurants and leased both the buildings and the land for 181 restaurants. The Company's leases generally provide for the payment of fixed monthly rentals and related occupancy costs (e.g., property taxes and insurance). Additionally, most mall and strip center leases require the payment of common area maintenance charges and incremental rent of between 3% and 6% of the restaurant's sales.

        In addition to the Company's restaurants, the Company owns an approximately 260,000 square foot facility on 46 acres in Wilbraham, MA which houses the corporate headquarters, a manufacturing and distribution facility and a warehouse. The Company leases (i) an approximately 60,000 square foot distribution facility in Chicopee, MA, (ii) an approximately 86,000 square foot distribution and office facility in York, PA and (iii) on a short term basis, an approximately 40,000 square foot facility in Ludlow, MA and space for its divisional and regional offices, its training and development center and other support facilities.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        None

EXECUTIVE OFFICERS

        The executive officers of the Company and their respective ages and positions with the Company are as follows:

        John L. Cutter, 58, has been the Chief Executive Officer and President since February 14, 2003. He served as President and Chief Operating Officer from December 1998 through February 14, 2003. Prior to joining the Company, Mr. Cutter served as Chief Operating Officer at Boston Chicken, Inc. from 1997 through October 1998. From 1993 through 1997, he served as Chief Executive Officer and President of Boston Chicken Golden Gate, LLC, a franchisee of Boston Chicken, Inc. From 1991 through 1993, Mr. Cutter held the position of President and Chief Operating Officer for Nanco Restaurants, Inc. Prior to 1991, Mr. Cutter held the position of Group President at Saga Corporation/American Restaurant Group, Inc.

        Paul V. Hoagland, 50, has been the Executive Vice President of Administration and Chief Financial Officer since February 14, 2003. He served as the Senior Vice President, Chief Financial Officer, Treasurer and Assistant Clerk from May 2001 through February 14, 2003. Prior to joining the Company, Mr. Hoagland served as Executive Vice President and Chief Financial Officer with New England Restaurant Company, Inc. from 1992 to 2001. He also held a variety of executive positions with Burger King Corporation/Grand Metropolitan, including Vice President Finance—European Division and concluded his tenure with them as the Operations Vice President for the Northeastern region. Mr. Hoagland began his career as a Controller for the I.T.T. Continental Baking Company.

        Michael A. Maglioli, 57, has been Senior Vice President, Restaurant Operations since January 2002. He served as Vice President, Restaurant Operations from March 2000 to December 2001. Mr. Maglioli has been employed in various capacities with the Company since 1968. Mr. Maglioli's duties have included Restaurant Manager, District Manager, Division Manager, Regional Director and Regional Vice President.

        Garrett J. Ulrich, 52, has been Vice President, Human Resources since September 1991. Prior to joining the Company, Mr. Ulrich held the position of Vice President, Human Resources for Dun & Bradstreet Information Services, North America from 1988 to 1991. From 1978 to 1988, Mr. Ulrich held various Human Resource executive and managerial positions at Pepsi Cola Company, a division of PepsiCo.

        Allan J. Okscin, 51, has been Corporate Controller since 1989 and has been employed in various capacities with the Company since 1977. Mr. Okscin's duties have included Assistant Controller and several managerial positions in Financial Reporting, Financial Services and Internal Auditing. Mr. Okscin is a certified public accountant.

        Aaron B. Parker, 45, has been Vice President, General Counsel and Clerk since 2001. He served as Associate General Counsel and Clerk of the Company from 1997 to 2001. He also served as Associate General Counsel and Assistant Clerk of the Company from 1989 to 1997, as well as the Company's Managing Director of International Business from 1994 to 1996. Mr. Parker served as Special Counsel to TRC from 1986 to 1996. Mr. Parker served as Associate General Counsel of TRC and its predecessors from 1986 through 1988. Prior to joining TRC, Mr. Parker was in private practice with the law firm of Wildman, Harrold, Allen, Dixon & McDonnell.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        On January 3, 2000, the Company was notified by The Nasdaq-Amex Group, a NASD Company, that the Company's shares, which were traded on the NASDAQ National Market, had failed to maintain a minimum bid price of $5.00 per share or greater for 30 consecutive trading days as required under NASDAQ rules. Since the Company's shares listed on NASDAQ did not trade at $5.00 or above for at least ten consecutive trading days before April 3, 2000, the Company's shares were de-listed from NASDAQ. Effective June 8, 2000, the Company's Common Stock began trading on the American Stock Exchange (AMEX) under the symbol "FRN". The following table sets forth the closing high and low sale price per share of the Company's Common Stock for the years ended December 29, 2002 and December 30, 2001, respectively:

MARKET PRICE OF COMMON STOCK

	High	Low
2002
First Quarter	$7.11	$4.00
Second Quarter	8.84	6.40
Third Quarter	7.98	7.03
Fourth Quarter	7.45	5.00
2001
First Quarter	$3.38	$1.60
Second Quarter	2.75	1.60
Third Quarter	3.44	2.37
Fourth Quarter	5.15	2.30

        The number of shareholders of record of the Company's Common Stock as of February 3, 2003 was 633.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

        The following table sets forth selected consolidated historical financial information of FICC and its subsidiaries, which has been derived from the Company's audited Consolidated Financial Statements for each of the five most recent years ended December 29, 2002. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the basis of the presentation and significant accounting policies of the consolidated historical financial information set forth below. No dividends were declared or paid for any period presented.

	Fiscal Year(a)
(In thousands, except per share data)	2002	2001	2000	1999	1998
		(restated)	(restated)	(restated)	(restated)
Statement of Operations Data:
Revenues:
Restaurant	$454,569	$447,953	$508,976	$618,433	$595,308
Foodservice	106,331	95,368	76,635	57,483	51,819
Franchise	9,472	9,174	8,710	4,968	3,769
International	—	—	—	23	301

Total revenues	570,372	552,495	594,321	680,907	651,197

Costs and expenses:
Cost of sales	202,418	197,846	196,181	206,293	204,786
Labor and benefits	161,647	157,312	187,641	228,492	211,581
Operating expenses	111,830	106,444	117,414	137,160	127,297
General and administrative expenses (b)	36,461	36,312	41,233	46,413	44,965
(Reversal of restructuring expenses) restructuring expenses, net (c)	(400)	636	12,056	—	—
Relocation of manufacturing and distribution facility (d)	—	—	—	1,175	945
Write-downs of property and equipment (c, e)	976	800	20,834	1,913	1,132
Depreciation and amortization	24,521	29,027	30,750	34,989	33,449
Gain on franchise sales of restaurant operations and properties (f)	(675)	(4,591)	(5,307)	(2,574)	(1,005)
Loss (gain) on sales of other property and equipment, net	578	(2,021)	(5,507)	(534)	(193)

Operating income (loss)	33,016	30,730	(974)	27,580	28,240
Interest expense, net (g)	24,870	27,310	31,053	33,694	31,838
(Recovery of write-down of) write-down of and equity in net loss of joint venture (h)	—	—	—	(896)	4,828

Income (loss) before (provision for) benefit from income taxes, extra-ordinary item and cumulative effect of change in accounting principle	8,146	3,420	(32,027)	(5,218)	(8,426)
(Provision for) benefit from income taxes	(1,959)	(300)	21,221	5,937	3,455

Income (loss) before extraordinary item and cumulative effect of change in accounting principles	6,187	3,120	(10,806)	719	(4,971)
Extraordinary item, net of income tax effect (i)	—	547	—	—	—
Cumulative effect of change in accounting principle, net of income tax effect (j)	—	—	—	(319)	—

Net income (loss)	$6,187	$3,667	$(10,806)	$400	$(4,971)

	Fiscal Year(a)
	2002	2001	2000	1999	1998
Basic income (loss) per share:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.84	$0.43	$(1.45)	$0.09	$(0.67)
Extraordinary item, net of income tax effect	—	0.07	—	—	—
Cumulative effect of change in accounting principle, net of income tax effect	—	—	—	(0.04)	—

Net income (loss)	$0.84	$0.50	$(1.45)	$0.05	$(0.67)

Diluted income (loss) per share:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.82	$0.43	$(1.45)	$0.09	$(0.67)
Extraordinary item, net of income tax effect	—	0.07	—	—	—
Cumulative effect of change in accounting principle, net of income tax effect	—	—	—	(0.04)	—

Net income (loss)	$0.82	$0.50	$(1.45)	$0.05	$(0.67)

Other Data:
EBITDA (k)	$59,044	$60,855	$51,137	$65,045	$63,543
Net cash provided by (used in) operating activities	32,471	15,472	(2,961)	34,551	32,865
Net cash (used in) provided by investing activities	(11,614)	42,753	25,049	(22,775)	(48,320)
Net cash (used in) provided by financing activities	(2,858)	(56,467)	(19,566)	(10,738)	11,405
Capital expenditures:
Cash	$17,877	$13,922	$18,773	$41,388	$51,172
Non-cash (l)	215	—	3,674	—	608

Total capital expenditures	$18,092	$13,922	$22,447	$41,388	$51,780

	December 29, 2002	December 30, 2001	December 31, 2000	January 2, 2000	December 27, 1998
Balance Sheet Data:
Working capital (deficit)	$568	$(19,359)	$(35,429)	$(47,824)	$(30,657)
Total assets	$257,198	$252,562	$297,686	$356,370	$374,548
Total long-term debt and capital lease obligations, excluding current maturities	$236,874	$239,064	$283,658	$300,345	$320,806
Total stockholders' deficit	$(103,702)	$(96,014)	$(99,983)	$(89,705)	$(90,601)

Note: The Company has restated its revenues and operating expenses for all previous years presented due to a change in classification of certain retail selling expenses against retail revenue. See Note 4 of Notes to Consolidated Financial Statements.

(a)
1999 included 53 weeks of operations. All other years presented included 52 weeks of operations.

(b)
General and administrative expenses included stock compensation expense of $531, $298, $527, $563 and $722 for 2002, 2001, 2000, 1999 and 1998, respectively.

(c)
In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12,100 for severance, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17,000 in the year ended December 31, 2000. The Company reduced the restructuring reserve by $1,900 and $400 during the years ended December 30, 2001 and December 29, 2002, respectively, since the reserve exceeded estimated remaining payments.

  On October 10, 2001, the Company eliminated approximately 70 positions at corporate headquarters. In addition, approximately 30 positions in the restaurant construction and fabrication areas were eliminated by December 30, 2001. The purpose of the reduction was to streamline functions and reduce redundancy among its business segments. As a result of the elimination of the positions and the outsourcing of certain functions, the Company reported a pre-tax restructuring charge of approximately $2,536 for severance, rent and unusable construction supplies in the year ended December 30, 2001.

(d)
Costs associated with the relocation of manufacturing and distribution operations from Troy, OH to Wilbraham, MA and York, PA.

(e)
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

(g)
Interest expense was net of capitalized interest of $0, $93, $109, $397 and $525 and interest income of $808, $581, $219, $132 and $278 for 2002, 2001, 2000, 1999 and 1998, respectively.

(h)
During 1999, the Company recovered approximately $827 of cash and $69 of equipment from its previous joint venture partner. 1998 included a $3,486 write-down of the investment in and advances to the joint venture to net realizable value based on the Company's decision to discontinue its direct investment in the joint venture. The Company's share of the joint venture's loss in 1998 was $1,342.

(i)
Extraordinary item, net represents the $4,255 gain on the repurchase of Senior Notes net of (i) $2,806 of deferred financing costs which were expensed as a result of the repayment of Tranche A of the term loans in July 2001 and the repayment of the Old Credit Facility and the repurchase of $21,300 of Senior Notes in December 2001, (ii) $522 of expenses associated with releasing mortgages, etc. in connection with the repayment of the Old Credit Facility and (iii) $380 of income taxes.

(j)
Related to a change in accounting principle for pre-opening costs in 1999.

(k)
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

  Overview

        The Company's revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of frozen desserts through retail and institutional locations and franchising. Friendly's owns and operates 387 full-service restaurants, franchises 156 full-service restaurants and six non-traditional units and manufactures a full line of frozen desserts distributed through more than 3,500 supermarkets and other retail locations in 14 states. The Company was publicly held from 1968 until January 1979, at which time it was acquired by Hershey Foods Corporation ("Hershey"). Under Hershey's ownership, the number of Company restaurants increased from 601 to 849. Hershey subsequently sold the Company in September 1988 to The Restaurant Company ("TRC") in a highly-leveraged transaction (the "TRC Acquisition").

        Following is a summary of the Company-owned and franchised units:

	For the Three Months Ended		For the Year Ended
	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Company Units:
Beginning of period	389	394	393	449
Openings	—	1	—	1
Re-franchised closings	—	(2)	—	(41)
Closings	(2)	—	(6)	(16)

End of Period	387	393	387	393

Franchised Units:
Beginning of period	162	166	167	127
Re-franchised openings	—	2	—	41
Openings	1	—	5	4
Closings	(1)	(1)	(10)	(5)

End of Period	162	167	162	167

        Beginning in 1989, the new management focused on improving operating performance through revitalizing and renovating restaurants, upgrading and expanding the menu and improving management hiring, training, development and retention. Also in 1989, the Company introduced its signature frozen desserts into retail locations in the Northeast. Since the beginning of 1989, 47 new restaurants have been opened while 377 under-performing restaurants have been closed and 131 restaurants have been refranchised.

        The high leverage associated with the TRC Acquisition has severely impacted the liquidity and profitability of the Company. As of December 29, 2002, the Company had a stockholders' deficit of $103.7 million. Cumulative net interest expense of $539.2 million since the TRC Acquisition has significantly contributed to the deficit. The Company's net income in 2002 of $6.2 million included $24.9 million of interest expense, net. The degree to which the Company is leveraged could have important consequences, including the following: (i) potential impairment of the Company's ability to obtain additional financing in the future; (ii) because borrowings under the Company's New Credit Facility and Mortgage Financing in part bear interest at floating rates, the Company could be adversely affected by any increase in prevailing rates; (iii) the Company is more leveraged than certain of its principal competitors, which may place the Company at a competitive disadvantage; and (iv) the Company's substantial leverage may limit its ability to respond to changing business and economic conditions and make it more vulnerable to a downturn in general economic conditions.

        The Company's revenue, EBITDA and operating income have improved significantly since the TRC Acquisition. With the closing of 377 restaurants, average revenue per restaurant has increased 71.4% from $0.7 million in 1989 to $1.2 million in 2002. Foodservice operations manufactures frozen dessert products and distributes such manufactured products and purchased finished goods to both Company-owned and franchised restaurants. Additionally, it sells frozen dessert products to distributors and retail and institutional locations. Foodservice (franchise, retail and institutional) revenues have also increased from $1.4 million in 1989 to $106.3 million and franchise revenues were $9.5 million in 2002. EBITDA has increased 24.5% from $47.4 million in 1989 to $59.0 million in 2002. As a result of the closing of under-performing restaurants, the costs associated with the March 2000 restructuring, the growth of foodservice and other businesses and the commencement in July 1997 of the Company's franchising program, period-to-period comparisons may not be meaningful. Largely as a result of its high leverage and interest expense, the Company has reported net income (loss) of $6.2 million, $3.7 million, ($10.8 million), $0.4 million and ($5.0 million) for 2002, 2001, 2000, 1999 and 1998, respectively.

  Restatement of Financial Statements

        During the audit of 2002 results, it was determined that previously reported revenues and operating expenses should be reclassified. Certain retail selling expenses, which were previously included in operating expenses, should have been offset against revenues. This restatement did not result in any change to operating income (loss), net income (loss) or basic and diluted net income (loss) per share. See Note 4 of Notes to Consolidated Financial Statements.

  2002 Compared to 2001

  Revenues:

        Total revenues increased $17.9 million, or 3.2%, to $570.4 million in 2002 from $552.5 million in 2001. Restaurant revenues increased $6.6 million, or 1.5%, to $454.6 million in 2002 from $448.0 million in 2001. The increase is largely the result of a 6.0% increase in comparable restaurant revenues from 2001 to 2002. Partially offsetting this increase was a decrease in restaurant revenues of $20.2 million due to the closing of 22 under-performing restaurants and the re-franchising of 41 additional locations over the past 24 months. Closing of restaurants accounted for $4.0 million of the restaurant revenue decline and re-franchising reduced restaurant revenues by an additional $16.2 million. Revenues from one location, opened in late 2001, contributed $1.5 million in additional restaurant revenue in 2002. Foodservice (product sales to franchisees, retail and institutional) and other revenues increased by $10.9 million, or 11.4%, to $106.3 million in 2002 from $95.4 million in 2001. Product sales to franchised restaurants grew by $7.4 million and sales to foodservice retail supermarket customers rose by $3.5 million. On May 1, 2001, foodservice decreased its ice cream pricing to all restaurants. This resulted in decreased foodservice revenues of 1.0% and 2.4% for the years ended December 29, 2002 and December 30, 2001, respectively. Franchise revenue increased $0.3 million, or 3.2%, to $9.5 million in 2002 compared to $9.2 million in 2001. The increase is largely the result of the increase in comparable franchised restaurant revenues in 2002 when compared to 2001. There were 162 franchise units open at the end of 2002 compared to 167 franchise units open at the end of 2001. During the year, five new franchised restaurants were opened and ten were closed.

  Cost of sales:

        Cost of sales increased $4.6 million, or 2.3%, to $202.4 million in 2002 from $197.8 million in 2001. Cost of sales as a percentage of total revenues decreased to 35.5% in 2002 from 35.8% in 2001. The cost of cream, the principal ingredient used in making ice cream, was lower in 2002 when compared to 2001. Partially offsetting the cream benefit was a shift in sales mix from Company-owned restaurant sales to Foodservice sales. Foodservice sales to franchisees and retail customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons. At Company-owned restaurants, cost of sales as a percentage of restaurant revenues improved.

        The cost of cream, the principal ingredient used in making ice cream, affects cost of sales as a percentage of total revenues, especially in foodservice's retail business. A $0.10 increase in the cost of a pound of AA butter adversely affects the Company's annual cost of sales by approximately $1.1 million, which may be offset by a price increase or other factors. To minimize risk, alternative supply sources continue to be pursued. However, no assurance can be given that the Company will be able to offset any cost increases in the future and future increases in cream prices could have a material adverse effect on the Company's results of operations.

  Labor and benefits:

        Labor and benefit expenses increased $4.3 million, or 2.8%, to $161.6 million in 2002 from $157.3 million in 2001. Labor and benefits as a percentage of total revenues decreased to 28.3% in 2002 from 28.5% in 2001. The lower labor cost as a percentage of total revenue is partially the result of revenue increases derived from franchised locations and foodservice retail supermarket customers, which do not have any associated restaurant labor and benefits. Labor and benefits as a percentage of restaurant revenues increased to 35.6% for the year ended December 29, 2002 from 35.1% for 2001. During the quarter ended June 30, 2002, the Company introduced a training program called "Friendly you bet we are." The cost of this program and the ongoing initiatives to improve customer service had an unfavorable impact on the year-on-year comparison. Fringe benefit costs were also higher in 2002. The closing of 22 under-performing Company-owned units over the past 24 months had a favorable impact on the relationship of restaurant labor and benefits to restaurant sales as well as to total revenues.

  Operating expenses:

        Operating expenses increased $5.4 million, or 5.1%, to $111.8 million in 2002 from $106.4 million in 2001. Operating expenses as a percentage of total revenues were 19.6% and 19.3% in 2002 and 2001, respectively. The increased dollars primarily resulted from higher costs for restaurant rent associated with the December 2001 Sale/Leaseback Financing in 2002 when compared to 2001. Restaurant maintenance expense in 2002 was also higher than 2001 reflecting ongoing efforts to improve the guest's experience. Restaurant utility costs were lower in 2002 when compared to 2001.

  General and administrative expenses:

        General and administrative expenses were $36.5 million and $36.3 million in 2002 and 2001, respectively. General and administrative expenses as a percentage of total revenues decreased to 6.4% in 2002 from 6.6% in 2001. The increase in expense over 2001 is primarily the result of a $1.7 million increase in bonus and stock compensation which was mostly offset by the elimination of certain management and administrative positions associated with the Company's closing of 22 locations and the re-franchising of 41 locations over the past 24 months. In October 2001, the Company eliminated approximately 70 positions at corporate headquarters. The Company also has a hiring freeze at its corporate headquarters. The benefit recorded from the pension plan was lower in 2002 when compared to 2001.

  EBITDA:

        As a result of the above and the gains (losses) on franchise and other property sales below, EBITDA (EBITDA represents net income before (i) extraordinary item, net (ii) provision for income taxes, (iii) interest expense, net, (iv) depreciation and amortization, (v) write-downs of property and equipment and (vi) other non-cash items) decreased $1.9 million, or 3.1%, to $59.0 million for the year ended December 29, 2002 from $60.9 million for 2001. EBITDA as a percentage of total revenues was 10.4% and 11.0% for 2002 and 2001, respectively.

  (Recovery of restructuring expenses) restructuring expenses:

        Recovery of restructuring expenses were ($0.4) million for the year ended December 29, 2002 as compared to restructuring expenses of $0.6 million for the year ended December 30, 2001. The Company reduced the restructuring reserve by $0.4 million during 2002 since the reserve exceeded estimated remaining payments. The 2001 restructuring costs were the result of the costs associated with the Company eliminating approximately 100 corporate headquarters and construction positions. The purpose of the reduction was to streamline functions and reduce redundancy among its business segments. The Company believes the outsourcing of such activities will be more cost effective in the future. Included in these costs were severance, rent on the facility used for construction and fabrication until lease termination, and other miscellaneous costs. The expense reported in 2001 included $2.5 million associated with the elimination of headquarters and construction positions in 2001 partially offset by a $1.9 million reduction in the 2000 restructuring charge. The reduction of the 2000 charge in 2001 was the result of the reserve exceeding estimated remaining payments. The estimated reserve requirement was lower primarily due to earlier than anticipated lease terminations.

  Write-downs of property and equipment:

        Write-downs of property and equipment were $1.0 million and $0.8 million in 2002 and 2001, respectively. During 2002 and 2001, it was determined that the carrying values of nine properties exceeded their estimated fair values less costs to sell.

  Depreciation and amortization:

        Depreciation and amortization decreased $4.5 million, or 15.5%, to $24.5 million in 2002 from $29.0 million in 2001. Depreciation and amortization as a percentage of total revenues was 4.3% and 5.3% in 2002 and 2001, respectively. The reduction reflects the impact on depreciation associated with the December 2001 Sale/Leaseback Financing whereby the real property at 44 restaurants was sold. Additionally, 22 locations were closed and 41 locations were re-franchised over the past 24 months.

  Gain on franchise sales of restaurant operations and properties:

        Gain on franchise sales of restaurant operations and properties was $0.7 million in 2002 and $4.6 million in 2001. During 2002, the Company sold the real property and equipment for one franchised location and assigned the lease and sold the equipment for a second franchised location to the existing franchisee resulting in a gain of approximately $0.7 million. The Company recognized a gain of $4.3 million associated with the sale of 31 restaurants to a franchisee and sold certain assets and rights in ten other restaurants to three additional franchisees during 2001.

  Loss (gain) on sales of other property and equipment, net:

        The loss on sales of other property and equipment, net was $0.6 million in 2002 as compared to a gain of ($2.0) million in 2001. The loss during 2002 resulted from the sale of idle land and two closed locations as well as the disposal of equipment being replaced as part of the Company's re-imaging projects. These losses were largely offset by a gain of $1.3 million on the sale of six closed locations. The gain in 2001 primarily resulted from the sale of 24 closed locations.

  Interest expense, net:

        Interest expense, net of capitalized interest and interest income, decreased by $2.4 million, or 8.9%, to $24.9 million in 2002 from $27.3 million in 2001. The decrease was primarily impacted by the decrease in average outstanding debt in 2002 compared to 2001. Total outstanding debt, including capital lease obligations, was reduced from $242.0 million at December 30, 2001 to $239.0 million at December 29, 2002.

  Provision for income taxes:

        The provision for income taxes was $2.0 million, an effective tax rate of 24.0%, in 2002 compared to $0.3 million, or 8.8%, for 2001. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. In 2001, the provision for income taxes was favorably impacted by reductions in the valuation allowance on state net operating loss carryforwards and state tax credits that resulted from the Company's refinancing in December 2001.

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

  Net income:

        Net income was $6.2 million and $3.7 million in 2002 and 2001, respectively, for the reasons discussed above.

  2001 Compared to 2000

  Revenues:

        Total revenues decreased $41.8 million, or 7.0%, to $552.5 million in 2001 from $594.3 million in 2000. Restaurant revenues decreased $61.0 million, or 12.0%, to $448.0 million in 2001 from $509.0 million in 2000. Restaurant revenues decreased by $72.2 million due to the closing of 138 under-performing restaurants and the re-franchising of 90 additional locations over the previous 24 months. Closing of restaurants accounted for $29.9 million of the restaurant revenue decline and re-franchising reduced restaurant revenues by an additional $42.3 million. Partially offsetting this decrease was a 2.6% increase in comparable restaurant revenues from 2000 to 2001. Revenues from the two locations open less than one year were $0.9 million. Foodservice (product sales to franchisees, retail and institutional) and other revenues increased by $18.8 million, or 24.5%, to $95.4 million in 2001 from $76.6 million in 2000. The increase in the number of franchised units accounted for $13.0 million of the increase and sales to foodservice retail supermarket customers increased by $5.8 million. On May 1, 2001, foodservice decreased its ice cream pricing to all restaurants. This resulted in decreased foodservice revenues of 2.4% for the year ended December 30, 2001. Franchise revenue increased $0.5 million, or 5.7%, to $9.2 million in 2001 compared to $8.7 million in 2000. The increase is largely the result of the difference in the number of franchised locations operating during both periods. There were 167 franchise units open at the end of 2001 compared to 127 franchise units open at the end of 2000.

  Cost of sales:

        Cost of sales increased $1.7 million, or 0.8%, to $197.8 million in 2001 from $196.2 million in 2000. Cost of sales as a percentage of total revenues increased to 35.8% in 2001 from 33.0% in 2000. The higher food cost as a percentage of total revenue was partially due to a shift in sales mix from Company-owned restaurant sales to foodservice sales. Foodservice sales to franchisees and retail customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons. Additionally, the cost of cream, the principal ingredient used in making ice cream, was higher in 2001 when compared to 2000 and contributed to the rise in cost of sales as a percentage of total revenues, especially in foodservice's retail supermarket business. In May 2001, the Company raised prices to its retail customers, which decreased cost of sales as a percentage of revenues.

  Labor and benefits:

        Labor and benefit expenses decreased $30.3 million, or 16.2%, to $157.3 million in 2001 from $187.6 million in 2000. Labor and benefits as a percentage of total revenues decreased to 28.5% in 2001 from 31.6% in 2000. The lower labor cost as a percentage of total revenue is partially the result of revenue increases derived from additional franchised locations and higher sales to foodservice retail supermarket customers, which do not have any associated restaurant labor and benefits. In addition, the closing of 138 under-performing Company-owned units over the previous 24 months improved the relationship of restaurant labor and benefits to restaurant sales as well as to total revenues.

  Operating expenses:

        Operating expenses decreased $11.0 million, or 9.3%, to $106.4 million in 2001 from $117.4 million in 2000. Operating expenses as a percentage of total revenues were 19.3% and 19.8% in 2001 and 2000, respectively. The decrease as a percentage of total revenues resulted from the closing of 138 Company-owned units over the previous 24 months.

  General and administrative expenses:

        General and administrative expenses were $36.3 million and $41.2 million in 2001 and 2000, respectively. General and administrative expenses as a percentage of total revenues decreased to 6.6% in 2001 from 6.9% in 2000. The decrease is primarily the result of the elimination of certain management and administrative positions associated with the Company's closing of 138 locations and the re-franchising of 90 locations over the previous 24 months. In October 2001, the Company eliminated approximately 70 positions at corporate headquarters. In March 2000, the Company reduced certain management and administrative positions by approximately 80, announced the immediate closing of 81 restaurants and the planned closing of 70 additional restaurants and an on-going hiring freeze. In 2001, bonus expense increased $1.0 million when compared to 2000.

  EBITDA:

        As a result of the above, EBITDA (EBITDA represents net income (loss) before (i) extraordinary item, net, (ii) (provision for) benefit from income taxes, (iii) interest expense, net, (iv) depreciation and amortization, (v) write-downs of property and equipment and (vi) other non-cash items) increased $9.8 million, or 19.2%, to $60.9 million for the year ended December 30, 2001 from $51.1 million for the year ended December 31, 2000. EBITDA as a percentage of total revenues was 11.0% and 8.6% for 2001 and 2000, respectively.

  Restructuring costs:

        Restructuring costs were $0.6 million and $12.1 million for the years ended December 30, 2001 and December 31, 2000, respectively. The 2000 restructuring costs were a result of the costs associated with the Company's decision to reorganize its restaurant field and headquarters organizations in conjunction with the closing of 81 under-performing restaurants and the planned closing of an additional 70 restaurants over the following 24 months. Included in these costs were severance, rent on closed units until lease termination, utilities and real estate taxes, demarking, lease termination, environmental and other miscellaneous costs. In 2001, the Company decided to continue to operate 25 of the 151 properties it had initially planned to close. The 2001 restructuring costs were the result of the costs associated with the Company eliminating approximately 100 corporate headquarters and construction positions. The purpose of the reduction was to streamline functions and reduce redundancy among its business segments. The Company believes the outsourcing of such activities will be more cost effective in the future. Included in these costs were severance, rent on the facility used for construction and fabrication until lease termination, and other miscellaneous costs. The expense reported in 2001 included $2.5 million associated with the elimination of headquarters and construction positions in 2001 partially offset by a $1.9 million reduction in the 2000 restructuring charge. The reduction of the 2000 charge in 2001 was the result of the reserve exceeding estimated remaining payments. The estimated reserve requirement was lower primarily due to earlier than anticipated lease terminations.

  Write-downs of property and equipment:

        Write-downs of property and equipment were $0.8 million and $20.8 million in 2001 and 2000, respectively. The decrease in write-downs is primarily the result of the non-cash write-down of the 81 under-performing restaurants which were closed at the end of March 2000 and the non-cash write-down of the additional 70 restaurants which were to be closed over the following 24 months to their estimated net realizable value. During the year ended December 30, 2001, the Company made the decision to continue to operate 25 of the 70 properties that were to be closed over the following 24 months. Accordingly, the properties and related assets were no longer held for sale and the Company began depreciating the properties. As of December 30, 2001, there were 16 properties held for sale including one operating unit and 15 closed units, of which 14 related to the March 2000 restructuring.

  Depreciation and amortization:

        Depreciation and amortization decreased $1.7 million, or 5.6%, to $29.0 million in 2001 from $30.8 million in 2000. Depreciation and amortization as a percentage of total revenues was 5.3% and 5.2% in 2001 and 2000, respectively.

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

  Interest expense, net:

        Interest expense, net of capitalized interest and interest income, decreased by $3.8 million, or 12.1%, to $27.3 million in 2001 from $31.1 million in 2000. The decrease was primarily impacted by the decrease in the average outstanding balance on the term loans in 2001 compared to 2000. Total outstanding debt, including capital lease obligations, was reduced from $298.8 million at December 31, 2000 to $242.0 million at December 30, 2001.

  (Provision for) benefit from income taxes:

        The provision for income taxes was $0.3 million, an effective tax rate of 8.8%, in 2001 compared to a benefit from income taxes of $21.2 million, or 66.0%, for 2000. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. The sales of the land and buildings to franchisees during 2000 favorably impacted the provision for income taxes as it triggered built-in gains, which allowed for a reduction in the valuation allowance on certain federal net operating loss carryforwards. In 2001, the provision for income taxes was favorably impacted by reductions in the valuation allowance on state net operating loss carryforwards and state tax credits that resulted from the Company's refinancing in December 2001.

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

  Liquidity and Capital Resources

        The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by (used in) operating activities was $32.5 million, $15.5 million and ($2.9) million in 2002, 2001 and 2000, respectively. The increase in cash provided by operating activities during 2002 is primarily the result of general improvements in the Company's business as exhibited by a 6.0% increase in comparable restaurant sales in 2002 and less interest paid as a result of lower average outstanding debt balances during 2002.

        Inventory increased during 2002 by $4.3 million due to higher half-gallon and bulk inventories in an effort to take advantage of favorable cream prices and the addition of new, more costly menu items. Accounts payable increased during 2002 by $3.4 million as compared to an increase of $0.4 million during 2001 primarily due to the increased inventories. Accrued expenses increased by $3.9 million during 2002 as compared to a decrease of $1.5 million in 2001 primarily due to deferred marketing and equipment monies received from a new Coca-Cola Fountain contract, as well as a liability for the Company's expected loss on the disposal of the shared aircraft. The decrease in accrued expenses during 2001 was primarily the result of a change in the Company's vacation policy.

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

        The Company requires capital principally to maintain existing restaurant and plant facilities, to continue to renovate and re-image existing restaurants, to convert restaurants, to construct new restaurants and for general corporate purposes. Since the TRC Acquisition and through December 29, 2002, the Company has spent $434.8 million on capital expenditures, including assets acquired under capital leases, of which $155.1 million was for the renovation of restaurants under its revitalization and re-imaging programs.

        Net cash (used in) provided by investing activities was ($11.6) million in 2002, $42.8 million in 2001 and $25.0 million in 2000. Capital expenditures for restaurant operations, including assets acquired under capital leases, were approximately $15.4 million in 2002, $10.8 million in 2001 and $18.2 million in 2000. Capital expenditures were offset by proceeds from the sales of property and equipment of $6.3 million, $56.7 million and $43.8 million in 2002, 2001 and 2000, respectively.

        The Company had working capital of $0.6 million as of December 29, 2002 versus a working capital deficit of $19.4 million as of December 30, 2001. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

        In November 1997, the Company entered into a credit facility which included revolving credit loans, term loans and letters of credit (the "Old Credit Facility"). The Company had executed several amendments to the Old Credit Facility. The last amendment to the Old Credit Facility occurred on March 19, 2001. Due to this amendment, in addition to other changes, the maturity dates of all obligations under the Old Credit Facility became November 15, 2002.

        In July 2001, Tranche A of the term loans was prepaid and extinguished. Accordingly, the Company wrote off the related unamortized financing costs of $0.2 million, net of the related income tax benefit, which was included in extraordinary item, net of income taxes, in the consolidated statement of operations for the year ended December 30, 2001.

        In December 2001, the Company completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of the $64.5 million outstanding under the Old Credit Facility and the repurchase of approximately $21.3 million in Senior Notes with the proceeds from $55.0 million in long-term mortgage financing (the "Mortgage Financing") and a $33.7 million sale and leaseback transaction (the "Sale/Leaseback Financing"). In addition, FICC secured a new $30.0 million revolving credit facility (the "New Credit Facility") of which up to $20.0 million is available to support letters of credit. The $30.0 million commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of December 29, 2002, $15.4 million was available for additional borrowings under the New Credit Facility. In connection with the Refinancing Plan, the Company wrote off unamortized financing costs and incurred other direct expenses totaling $3.4 million ($2.0 million net of tax), which were included in extraordinary item, net of income taxes in the consolidated statement of operations for the year ended December 30, 2001. The refinancing has improved the Company's financial condition by reducing total debt by approximately $30.8 million and by extending the average life of the Company's debt.

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

        The Mortgage Financing has a maturity date of January 1, 2022 and is amortized over 20 years. Interest on $10.0 million of the original $55.0 million from the Mortgage Financing is variable and is the sum of the 30-day LIBOR rate in effect (1.42% at December 29, 2002) plus 6% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances which are re-amortized over the remaining life of the mortgages. The remaining $45.0 million of the original $55.0 million from the Mortgage Financing bears interest at a fixed annual rate of 10.16%. Each promissory note may be prepaid in full. The variable rate notes are subject to prepayment penalties during the first five years. The fixed rate notes may not be prepaid without the Company providing the note holders with a yield maintenance premium.

        The Mortgage Financing requires the Company to maintain a fixed charge coverage ratio, as defined, of at least 1.10 to 1 and each LLC to maintain a fixed charge coverage ratio, as defined, on an aggregate restaurant basis of at least 1.25 to 1.

        The New Credit Facility is secured by substantially all of the assets of FICC and two of its six subsidiaries, Friendly's Restaurants Franchise Inc. and Friendly's International Inc. These two subsidiaries also guaranty FICC's obligations under the New Credit Facility. The New Credit Facility was amended on December 27, 2002 to extend the maturity date to December 17, 2005. As of December 29, 2002, there were no revolving credit loans outstanding.

        The revolving credit loans bear interest at the Company's option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the "Base Rate") (6.25% at December 29, 2002) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the "Eurodollar Rate") (5.35% at December 29, 2002).

        As of December 29, 2002 and December 30, 2001, total letters of credit outstanding were approximately $14.6 million. During the years ended December 29, 2002, December 30, 2001 and December 31, 2000, there were no drawings against the letters of credit.

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

        As of December 29, 2002 and December 30, 2001, the unused portion of the revolving credit commitments was approximately $15.4 million. The total average unused portions of the revolving credit commitments were $15.8 million for the year ended December 29, 2002, $15.2 million for the period from January 1, 2001 through December 18, 2001, $15.4 million for the period from December 19, 2001 through December 30, 2001 and $23.9 million for the year ended December 31, 2000.

        The New Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases and sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires the Company to comply with certain financial covenants.

        In connection with the 2001 Refinancing Plan, in December 2001 the Company entered into and accounted for the Sale/Leaseback Financing, which provided approximately $33.7 million of proceeds to the Company. The Company sold 44 properties operating as Friendly's Restaurants and entered into a master lease with the buyer to lease the 44 properties for an initial term of 20 years under a triple net lease. There are four five-year renewal options and lease payments are subject to escalator provisions every five years based upon increases in the Consumer Price Index. The December 2001 agreement provided the Company the option to repurchase properties in certain default situations, as defined. In January 2002 the Company entered into an amended agreement for no consideration which eliminated the buy back provision. The amended agreement was effective December 19, 2001. In accordance with SFAS No. 66, "Accounting for Sales of Real Estate" and SFAS No. 98, "Accounting for Leases", the Company recognized an aggregate loss of $0.4 million on two properties which was included in gains on sales of other properties and equipment, net, in the accompanying consolidated statement of operations for the year ended December 30, 2001. The gain of $11.4 million on the remaining 42 properties was deferred and was included in other accrued expenses and other long-term liabilities in the accompanying consolidated balance sheet as of December 30, 2001. The deferred gain is being amortized in proportion to the rent charged to expense over the initial lease term.

        The $200 million Senior Notes issued in November 1997 (the "Senior Notes") are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC's Friendly's Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The Senior Notes mature on December 1, 2007. Interest on the Senior Notes is payable at 10.50% per annum semi-annually on June 1 and December 1 of each year. In connection with the Refinancing Plan, FICC repurchased approximately $21.3 million in aggregate principal amount of the Senior Notes for $17.0 million. The gain of $4.3 million ($2.5 million net of tax) was recorded as an extraordinary item in the consolidated statement of operations for the year ended December 30, 2001. The remaining Senior Notes are redeemable, in whole or in part, at FICC's option any time on or after December 1, 2002 at redemption prices from 105.25% to 100.00%, based on the redemption date.

        The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for 2003 are anticipated to be $31.0 million in the aggregate, of which $25.0 million is expected to be spent on restaurant operations. The Company's actual 2003 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the New Credit Facility will be sufficient to meet the Company's anticipated operating requirements, capital requirements and obligations associated with the restructuring.

        On November 13, 2002, the Company sold the real property and equipment for one franchised location and assigned the lease and sold the equipment for a second franchised location to the existing franchisee. Gross proceeds from the sale were approximately $1,300,000, of which approximately $200,000 was for the assignment of the lease. The Company recognized a gain of approximately $700,000 related to the sale in the year ended December 29, 2002.

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

        The following represents the contractual obligations and commercial commitments of the Company as of December 29, 2002 (in thousands):

		Payments due by Period
Contractual Obligations:
	Total	2003	2004-2005	2006-2007	Thereafter
Long-Term Debt	$232,861	$1,031	$2,368	$181,616	$47,846
Capital Lease Obligations	9,778	1,937	2,189	1,513	4,139
Operating Leases	156,809	18,203	31,627	23,344	83,635
Purchase Commitments	114,164	110,522	3,642	—	—
		Amount of Commitment Expiration by Period
Other Commercial Commitments:
	Total	2003	2004-2005	2006-2007	Thereafter
Revolving Credit Facility	$15,432	$—	$15,432	$—	$—
Letters of Credit	14,568	—	14,568	—	—

  Inflation

        The inflationary factors which have historically affected the Company's results of operations include increases in the costs of cream, sweeteners, purchased food, labor and other operating expenses. Approximately 12% of wages paid in the Company's restaurants are impacted by changes in the federal or state minimum hourly wage rate. Accordingly, changes in the federal or state minimum hourly wage rates directly affect the Company's labor cost. The Company is able to minimize the impact of inflation on occupancy costs by owning the underlying real estate for approximately 29% of its restaurants. The Company and the restaurant industry typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that the Company will be able to offset such inflationary cost increases in the future.

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

  Significant Known Events, Trends or Uncertainties Impacting 2002 Comparisons with 2001

  Pension Plan Funded Status

        Certain of the Company's employees are covered under a noncontributory defined benefit pension plan. As of the 2001 measurement date, this plan had a projected benefit obligation of $85.3 million and a fair value of plan assets of $100.1 million. As a result of the overall decline in market interest rates, the Company used a lower discount rate to measure the projected benefit obligation as of the 2002 measurement date. This resulted in an increase to the projected benefit obligation. Stock market declines experienced since the 2001 measurement date have reduced the fair value of plan assets. As a result of the higher projected benefit obligation and the decline in the fair value of plan assets, the pension plan was underfunded by $17.0 million as of the 2002 measurement date as compared to over-funded by $14.8 million as of the 2001 measurement date. As a result of the underfunded status of the plan, the Company recorded a charge to stockholders' deficit in 2002 of $24.7 million ($14.6 million, net of income tax benefit). Given the sensitivity of the projected benefit obligation to changes in discount rates, future changes in market interest rates may significantly reduce the pension plan underfunding.

  Significant Accounting Policies

        Financial Reporting Release No. 60 issued by the Securities and Exchange Commission requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company. The Company's Consolidated Financial Statements and the related Notes thereto, which are included elsewhere herein, should be read in conjunction with this discussion.

  Use of Estimates in the Preparation of Financial Statements—

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, recoverability of accounts receivable, restructuring reserves, valuation allowances, pension and other post-retirement benefits expense and stock-based compensation. Actual amounts could differ significantly from the estimates.

  Revenue Recognition—

        The Company's revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of frozen desserts through retail and institutional locations and franchising. The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue upon delivery of product. Reserves for discounts and allowances from retail sales are estimated and accrued when revenue is recorded. Actual amounts could differ materially from the estimates. Franchise royalty income, based on net sales of franchisees, is payable monthly and is recorded on the accrual method. Initial franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

  Insurance Reserves—

        The Company is self-insured through retentions or deductibles for the majority of its workers' compensation, automobile, general liability, employer's liability, product liability and group health insurance programs. Self-insurance amounts vary up to $0.5 million per occurrence. Insurance with third parties, some of which is then reinsured through Restaurant Insurance Corporation ("RIC"), a wholly-owned subsidiary of FICC, is in place for claims in excess of these self-insured amounts. RIC reinsured 100% of the risk from $0.5 million to $1.0 million per occurrence through September 2, 2000 for FICC's workers' compensation, general liability, employer's liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. FICC's and RIC's liability for estimated incurred losses are actuarially determined and recorded in the accompanying consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material effect on the Company's insurance expense.

  Long-Lived Assets—

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its license agreement for the right to use various trademarks and tradenames (see Note 5) for impairment on a quarterly basis. The Company recognizes an impairment has occurred when the carrying value of the license agreement exceeds the estimated future undiscounted cash flows of the trademarked products.

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

  Income Taxes—

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. As of December 29, 2002 and December 30, 2001, a valuation allowance of $10.2 million and $11.3 million, respectively, existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

  Pension and Other Post-Retirement Benefits—

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

  Stock-Based Compensation—

        The Company accounts for stock-based compensation for employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and elected the disclosure-only alternative under SFAS No. 123, "Accounting for Stock-Based Compensation."

  Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently in the process of evaluating the impact of FIN 46 and has not yet determined the impact on the Company's results of operations or financial position.

        In July 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to the timing of liability recognition. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of a risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed, therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback accounting were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 had no material effect on the Company's financial condition or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The impact of adopting SFAS No. 144 in 2002 had no material effect on the Company's financial condition or results of operations.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets. The new rules became effective for the Company on December 31, 2001. The impact of adopting SFAS No. 142 in 2002 had no effect on the Company's financial condition or results of operations and the Company is continuing to amortize the 1988 Non-Friendly Marks over the 40 year term on a straight-line basis.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        The Company has market risk exposure to interest rates on its fixed and variable rate debt obligations. The Company does not enter into contracts for trading purposes. The information below summarizes the Company's market risk associated with its debt obligations as of December 29, 2002. The table presents principal cash flows and related average interest rates by expected year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate monthly spot rate observations as of year end. The Company believes that the carrying value of the Mortgage Financing as of December 29, 2002 approximated the fair value based on the terms of the obligations.

EXPECTED YEAR OF MATURITY
(dollars in thousands)

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Liabilities:
Fixed Rate:
Senior Notes	$—	$—	$—	$—	$178,727	$—	$178,727	$177,163
Fixed Interest Rate	—	—	—	—	10.50%	—	10.50%	—
Mortgage loans	$791	$863	$969	$1,074	$1,190	$39,449	$44,336	$44,336
Fixed Interest Rate	10.16%	10.16%	10.16%	10.16%	10.16%	10.16%	10.16%	—
Variable Rate:
Mortgage loans	$240	$257	$279	$301	$324	$8,397	$9,798	$9,798
Average Interest Rates	7.39%	8.34%	9.61%	10.39%	10.98%	11.24%	10.99%	—

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is included in a separate section of this report. See "Index to Consolidated Financial Statements" on Page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

Item 10. DIRECTORS OF THE REGISTRANT

        Information required by Item 10 is incorporated herein by reference to the Sections entitled "Proposal 1—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement which will be filed no later than 120 days after December 29, 2002.

Item 11. EXECUTIVE COMPENSATION

        Information required by Item 11 is incorporated herein by reference to the Sections entitled "Proposal 1—Election of Directors—Director Compensation" and "Executive Compensation" of the Company's definitive proxy statement which will be filed no later than 120 days after December 29, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by Item 12 is incorporated herein by reference to the Section entitled "Stock Ownership" of the Company's definitive proxy statement which will be filed no later than 120 days after December 29, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by Item 13 is incorporated herein by reference to the Section entitled "Executive Compensation-Certain Relationships and Related Transactions" of the Company's definitive proxy statement which will be filed no later than 120 days after December 29, 2002.

Item 14. CONTROLS AND PROCEDURES

        As of December 29, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 29, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 29, 2002.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial statements:
For a listing of consolidated financial statements which are included in this document, see page F-1.
	2.	Financial Statement Schedules:

The following consolidated financial statement schedule and Report of Independent Public Accountants thereon is included pursuant to Item 14(d): Schedule II—Valuation and Qualifying Accounts. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
	3.	Exhibits:
The exhibit index is incorporated by reference herein.
(b)		Reports on Form 8-K:
None
(c)		Exhibits:
Included in Item 15(a)(3) above.
(d)		Financial Statement Schedules:
Included in Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDLY ICE CREAM CORPORATION
By:	/s/ PAUL V. HOAGLAND Name: Paul V. Hoagland Title: Executive Vice President of Administration and Chief Financial Officer
Date:	February 25, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title (Capacity)	Date

/s/ JOHN L. CUTTER John L. Cutter	Chief Executive Officer and President (Principal Executive Officer and Director)	February 25, 2003
/s/ PAUL V. HOAGLAND Paul V. Hoagland	Executive Vice President of Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2003
/s/ DONALD N. SMITH Donald N. Smith	Chairman of the Board	February 25, 2003
/s/ CHARLES A. LEDSINGER, JR. Charles A. Ledsinger, Jr.	Director	February 25, 2003
/s/ STEVEN L. EZZES Steven L. Ezzes	Director	February 25, 2003
/s/ BURTON J. MANNING Burton J. Manning	Director	February 25, 2003
/s/ MICHAEL J. DALY Michael J. Daly	Director	February 25, 2003

CERTIFICATIONS

I, John L. Cutter, certify that:

1.
I have reviewed this annual report on Form 10-K of Friendly Ice Cream Corporation;

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

Date: February 25, 2003

/s/ JOHN L. CUTTER Chief Executive Officer and President

I, Paul V. Hoagland, certify that:

1.
I have reviewed this annual report on Form 10-K of Friendly Ice Cream Corporation;

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

Date: February 25, 2003

/s/ PAUL V. HOAGLAND Executive Vice President of Administration and Chief Financial Officer

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Friendly Ice Cream Corporation:

        We have audited the accompanying consolidated balance sheet of Friendly Ice Cream Corporation and subsidiaries as of December 29, 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Friendly Ice Cream Corporation and subsidiaries as of December 30, 2001 and December 31, 2000 and for the years then ended were audited by other auditors who have ceased operations and whose report dated February 11, 2002 expressed an unqualified opinion on those statements before the restatement adjustments described in Note 4.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Friendly Ice Cream Corporation and subsidiaries as of December 29, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

        As discussed above, the consolidated financial statements of Friendly Ice Cream Corporation and subsidiaries as of December 30, 2001 and December 31, 2000 and for the years then ended were audited by other auditors who have ceased operations. As described in Note 4, these consolidated financial statements have been restated to record certain selling expenses as a reduction of revenue, rather than as a component of operating expenses. We audited the adjustments described in Note 4 that were applied to restate the financial statements as of December 30, 2001 and December 31, 2000 and for the years then ended. With respect to these adjustments, our procedures were limited to (a) agreeing the previously reported revenues and operating expenses to the previously issued financual statements, (b) agreeing the adjustments to the underlying records obtained from management, and (c) testing the mathematical accuracy of the reconciliation of adjusted revenue and operating expenses. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of Friendly Ice Cream Corporation and subsidiaries as of December 30, 2001 and December 31, 2000 and for the years then ended other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements as of December 30, 2001 and December 31, 2000 and for the years then ended taken as a whole.

                      /s/ ERNST & YOUNG LLP

                      ERNST & YOUNG LLP

Boston, Massachusetts
February 14, 2003

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

                      /s/ ARTHUR ANDERSEN LLP

                      ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 11, 2002

Note: This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Friendly Ice Cream Corporation's filing on Form 10-K for the year ended December 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 29, 2002	December 30, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,341	$16,342
Accounts receivable	10,853	9,969
Inventories	17,278	12,987
Deferred income taxes	7,771	7,659
Prepaid expenses and other current assets	3,062	3,736

TOTAL CURRENT ASSETS	73,305	50,693
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	158,373	169,489
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization of $10,989 and $9,077 at December 29, 2002 and December 30, 2001, respectively	19,642	21,208
OTHER ASSETS	5,878	11,172

TOTAL ASSETS	$257,198	$252,562

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,031	$1,068
Current maturities of capital lease and finance obligations	1,362	1,851
Accounts payable	23,902	20,505
Accrued salaries and benefits	9,329	9,436
Accrued interest payable	1,961	1,543
Insurance reserves	11,330	13,333
Restructuring reserve	937	3,056
Other accrued expenses	22,885	19,260

TOTAL CURRENT LIABILITIES	72,737	70,052

DEFERRED INCOME TAXES	1,533	10,584
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	5,044	6,267
LONG-TERM DEBT, less current maturities	231,830	232,797
ACCRUED PENSION COST	16,281	—
OTHER LONG-TERM LIABILITIES	33,475	28,876
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.01 par value; authorized 50,000,000 shares at December 29, 2002 and December 30, 2001; 7,392,141 and 7,353,435 shares issued and outstanding at December 29, 2002 and December 30, 2001, respectively	74	74
Preferred stock, $.01 par value; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	139,974	139,290
Accumulated other comprehensive loss	(14,559)	—
Accumulated deficit	(229,191)	(235,378)

TOTAL STOCKHOLDERS' DEFICIT	(103,702)	(96,014)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$257,198	$252,562

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
		(restated)	(restated)
REVENUES	$570,372	$552,495	$594,321
COSTS AND EXPENSES:
Cost of sales	202,418	197,846	196,181
Labor and benefits	161,647	157,312	187,641
Operating expenses	111,830	106,444	117,414
General and administrative expenses	36,461	36,312	41,233
(Reversal of restructuring expenses) restructuring expenses, net (Note 10)	(400)	636	12,056
Write-downs of property and equipment (Note 6)	976	800	20,834
Depreciation and amortization	24,521	29,027	30,750
Gain on franchise sales of restaurant operations and properties	(675)	(4,591)	(5,307)
Loss (gain) on sales of other property and equipment, net	578	(2,021)	(5,507)

OPERATING INCOME (LOSS)	33,016	30,730	(974)
Interest expense, net of capitalized interest of $0, $93 and $109 and interest income of $808, $581 and $219 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively	24,870	27,310	31,053
INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES AND EXTRAORDINARY ITEM	8,146	3,420	(32,027)
(Provision for) benefit from income taxes	(1,959)	(300)	21,221

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	6,187	3,120	(10,806)
Extraordinary item, net of income tax expense of $380 (Note 19)	—	547	—

NET INCOME (LOSS)	$6,187	$3,667	$(10,806)

BASIC NET INCOME (LOSS) PER SHARE
Income (loss) before extraordinary item	$0.84	$0.43	$(1.45)
Extraordinary item, net of income tax expense	—	0.07	—

Net income (loss)	$0.84	$0.50	$(1.45)

DILUTED NET INCOME (LOSS) PER SHARE
Income (loss) before extraordinary item	$0.82	$0.43	$(1.45)
Extraordinary item, net of income tax expense	—	0.07	—

Net income (loss)	$0.82	$0.50	$(1.45)

WEIGHTED AVERAGE SHARES:
Basic	7,372	7,363	7,429

Diluted	7,551	7,398	7,429

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Dollars in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount				Total
BALANCE, JANUARY 2, 2000	7,480,692	$75	$138,459	$—	$(228,239)	$(89,705)
Net loss and comprehensive loss	—	—	—	—	(10,806)	(10,806)
Shares forfeited in connection with Restricted Stock Plan	(86,835)	(1)	1	—	—	—
Stock compensation expense	—	—	528	—	—	528

BALANCE, DECEMBER 31, 2000	7,393,857	74	138,988	—	(239,045)	(99,983)
Net income and comprehensive income	—	—	—	—	3,667	3,667
Shares forfeited in connection with Restricted Stock Plan	(41,422)	—	—	—	—	—
Stock options exercised	1,000	—	4	—	—	4
Stock compensation expense	—	—	298	—	—	298

BALANCE, DECEMBER 30, 2001	7,353,435	74	139,290	—	(235,378)	(96,014)

Comprehensive loss:
Net income	—	—	—	—	6,187	6,187
Minimum pension liability (net of income tax benefit of $10,117)	—	—	—	(14,559)	—	(14,559)

Total comprehensive loss	—	—	—	(14,559)	6,187	(8,372)

Shares forfeited in connection with Restricted Stock Plan	(7,846)	—	—	—	—	—
Stock options exercised	46,552	—	153	—	—	153
Stock compensation expense	—	—	531	—	—	531

BALANCE, DECEMBER 29, 2002	7,392,141	$74	$139,974	$(14,559)	$(229,191)	$(103,702)

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,187	$3,667	$(10,806)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary item, net of income tax expense	—	(547)	—
Stock compensation expense	531	298	528
Depreciation and amortization	24,521	29,027	30,750
Write-downs of property and equipment	976	800	20,834
Deferred income tax expense (benefit)	954	(336)	(21,209)
Gain on asset retirements and sales	(104)	(6,184)	(7,785)
Changes in operating assets and liabilities:
Accounts receivable	(884)	(3,308)	(2,234)
Inventories	(4,291)	(1,417)	(218)
Other assets	(2,693)	(5,461)	3,687
Accounts payable	3,397	405	(5,973)
Accrued expenses and other long-term liabilities	3,877	(1,472)	(10,535)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	32,471	15,472	(2,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,877)	(13,922)	(18,773)
Proceeds from sales of property and equipment	6,263	56,675	43,822

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(11,614)	42,753	25,049

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	134,405	125,000
Repayments of debt	(1,004)	(184,749)	(142,641)
Payments related to deferred financing costs	(80)	(4,048)	—
Repayments of capital lease and finance obligations	(1,927)	(2,079)	(1,925)
Stock options exercised	153	4	—

NET CASH USED IN FINANCING ACTIVITIES	(2,858)	(56,467)	(19,566)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,999	1,758	2,522
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,342	14,584	12,062

CASH AND CASH EQUIVALENTS, END OF YEAR	$34,341	$16,342	$14,584

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$23,764	$28,433	$30,436
Income taxes	398	239	56
Capital lease obligations incurred	215	—	3,674
Capital lease obligations terminated	—	170	984
Notes received from sales of property and equipment	—	4,250	577

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

        In December 2001, the Company completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of the $64,545,000 outstanding on the Old Credit Facility, and the repurchase of approximately $21,300,000 in Senior Notes with the proceeds from $55,000,000 in long-term mortgage financing (the "Mortgage Financing") and a $33,700,000 sale and leaseback transaction (the "Sale/Leaseback Financing"). In addition, FICC secured a new $30,000,000 revolving credit facility (the "New Credit Facility"). In connection with the Mortgage Financing, three new limited liability corporations ("LLCs") were organized. Friendly Ice Cream Corporation is the sole member of each LLC.

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

2. NATURE OF OPERATIONS

        As of December 29, 2002, Friendly's owned and operated 387 full-service restaurants and franchised 156 full-service restaurants and six non-traditional units. The Company manufactures and distributes a full line of frozen dessert products. These products are distributed to Friendly's restaurants, supermarkets and other retail locations in 14 states. The restaurants offer a wide variety of breakfast, lunch and dinner menu items as well as frozen dessert products. For the years ended December 29, 2002, December 30, 2001 and December 31, 2000, restaurant sales were approximately 80%, 81% and 86%, respectively, of the Company's revenues. As of December 29, 2002, December 30, 2001 and December 31, 2000, approximately 89% of the Company-owned restaurants were located in the Northeast United States.

3.  SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation—

        The Company has restated its results for 2001 and 2000 due to a change in classification of certain retail selling expenses against retail revenue. See Note 4.

  Principles of Consolidation—

        The consolidated financial statements include the accounts of FICC and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

  Fiscal Year—

        Friendly's fiscal year ends on the last Sunday in December, unless that day is earlier than December 27, in which case the fiscal year ends on the following Sunday. All years presented include 52 weeks.

  Use of Estimates in the Preparation of Financial Statements—

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

  Revenue Recognition—

        The Company's revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of frozen desserts through retail and institutional locations and franchising. The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue, net of allowances, upon delivery of product. Reserves for discounts and allowances from retail sales are estimated and accrued when revenue is recorded. Actual amounts could differ materially from the estimates. Franchise royalty income, based on net sales of franchisees, is payable monthly and is recorded on the accrual method. Initial franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

  Restructuring Reserves—

        On October 10, 2001, the Company eliminated approximately 70 positions at corporate headquarters. In addition, approximately 30 positions in the restaurant construction and fabrication areas were eliminated by December 30, 2001. The purpose of the reduction was to streamline functions and reduce redundancy among its business segments. As a result of the elimination of the positions and the outsourcing of certain functions, the Company reported a pre-tax restructuring charge of approximately $2,536,000 for severance, rent and unusable construction supplies in the year ended December 30, 2001.

        In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12,100,000 for severance, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17,000,000 in the year ended December 31, 2000. The Company reduced the restructuring reserve by $400,000 and $1,900,000 during the years ended December 29, 2002 and December 30, 2001, respectively, since the reserve exceeded estimated remaining payments.

        As of December 29, 2002, the remaining restructuring reserve was $937,000. The restructuring reserve may be increased or decreased based upon remaining payments, which could vary materially from the estimates depending upon the timing of restaurant closings and other factors.

  Pension and Other Post-Retirement Benefits—

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

  Cash and Cash Equivalents—

        The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

  Accounts Receivable—

        Accounts receivable were net of allowances for doubtful accounts totaling $767,000 and $588,000 as of December 29, 2002 and December 30, 2001, respectively.

  Inventories—

        Inventories were stated at the lower of first-in, first-out cost or market. Inventories at December 29, 2002 and December 30, 2001 were (in thousands):

	December 29, 2002	December 30, 2001
Raw materials	$801	$1,269
Goods in process	203	73
Finished goods	16,274	11,645

Total	$17,278	$12,987

  Property and Equipment—

        Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

  Buildings—30 years
  Building improvements and leasehold improvements—lesser of lease term or 20 years
  Equipment—3 to 10 years

        At December 29, 2002 and December 30, 2001, property and equipment included (in thousands):

	December 29, 2002	December 30, 2001
Land	$31,189	$33,635
Buildings and improvements	83,976	82,005
Leasehold improvements	37,332	38,294
Assets under capital leases	10,785	11,057
Equipment	231,359	234,243
Construction in progress	6,446	5,845

Property and equipment	401,087	405,079
Less: accumulated depreciation and amortization	(242,714)	(235,590)

Property and equipment, net	$158,373	$169,489

        Major renewals and betterments are capitalized. Replacements and maintenance and repairs which do not extend the lives of the assets are charged to operations as incurred.

  Long-Lived Assets—

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its license agreement for the right to use various trademarks and tradenames (see Note 5) for impairment on a quarterly basis. The Company recognizes an impairment has occurred when the carrying value of the license agreement exceeds the estimated future undiscounted cash flows of the trademarked products.

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

  Other Assets—

        Other assets included notes receivable of $4,742,000 and $4,397,000 (see Note 11), which were net of allowances for doubtful accounts totaling $313,000 and $914,000 as of December 29, 2002 and December 30, 2001, respectively. Also included in other assets as of December 29, 2002 and

December 30, 2001 were payments made to fronting insurance carriers of approximately $1,100,000 and $1,000,000 as of December 29, 2002 and December 30, 2001, respectively, to establish loss escrow funds.

  Concentration of Credit Risk—

        Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. The credit review is based on both financial and non-financial factors. The Company maintains a reserve for potentially uncollectible accounts receivable based on its assessment of the collectibility of accounts receivable.

  Insurance Reserves—

        The Company is self-insured through retentions or deductibles for the majority of its workers' compensation, automobile, general liability, employer's liability, product liability and group health insurance programs. Self-insurance amounts vary up to $500,000 per occurrence. Insurance with third parties, some of which is then reinsured through Restaurant Insurance Corporation ("RIC"), is in place for claims in excess of these self-insured amounts. RIC reinsured 100% of the risk from $500,000 to $1,000,000 per occurrence through September 2, 2000 for the FICC's workers' compensation, general liability, employer's liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. FICC's and RIC's liability for estimated incurred losses are actuarially determined and recorded in the accompanying consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material affect on the Company's insurance expense.

  Income Taxes—

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely.

  Derivative Instruments and Hedging Agreements—

        The Company enters into commodity option contracts from time to time to manage dairy cost pressures. The Company's commodity option contracts do not meet hedge accounting criteria as defined by FAS 133 and, accordingly, are marked to market each period, with the resulting gains or losses recognized in cost of sales.

  Advertising—

        The Company expenses advertising costs as incurred. For the years ended December 29, 2002, December 30, 2001 and December 31, 2000, advertising expenses were approximately $19,995,000, $19,687,000 and $17,955,000, respectively.

  Earnings Per Share—

        Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 108,000, 538,000 and 503,000 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

        Presented below is the reconciliation between basic and diluted weighted average shares (in thousands):

	For the Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Basic weighted average number of shares outstanding	7,372	7,363	7,429
Assumed exercise of stock options	179	35	—

Diluted weighted average number of shares outstanding	7,551	7,398	7,429

  Stock-Based Compensation—

        The Company accounts for stock-based compensation for employees under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and elected the disclosure-only alternative under SFAS No. 123, "Accounting for Stock-Based Compensation."

  Recently Issued Accounting Pronouncements—

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently in the process of evaluating the impact of FIN 46 and has not yet determined the impact on the Company's results of operations or financial position.

        In July 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging

Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to the timing of liability recognition. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of a risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed, therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback accounting are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 had no material effect on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The impact of adopting SFAS No. 144 in 2002 had no material effect on the Company's financial condition or results of operations.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets. The new rules became effective for the Company on December 31, 2001. The impact of adopting SFAS No. 142 in 2002 had no effect on the Company's financial condition or results of operations and the Company is continuing to amortize its 1988 Non-Friendly Marks over the 40 year term on a straight-line basis.

  Reclassifications—

        Certain prior year amounts have been reclassified to conform with current year presentation.

4. RESTATEMENT OF FINANCIAL STATEMENTS

        During the audit of 2002 results, it was determined that previously reported financial statements should be restated. Certain retail selling expenses, which were previously included in operating expenses in the accompanying Consolidated Statements of Operations, should have been offset against revenues. This restatement did not result in any change to net income (loss) or basic and diluted net income (loss) per share.

        Following is a summary of selected financial data affected by the restatement for the years ended December 30, 2001 and December 31, 2000 (in thousands):

	For the Year Ended December 30, 2001
	As previously reported	Adjustments	Restated
Revenues	$561,873	$(9,378)	$552,495
Operating expenses	115,822	(9,378)	106,444
	For the Year Ended December 31, 2000
	As previously reported	Adjustments	Restated
Revenues	$598,858	$(4,537)	$594,321
Operating expenses	121,951	(4,537)	117,414

5. INTANGIBLE ASSETS AND DEFERRED COSTS

        Intangible assets and deferred costs, net of accumulated amortization, as of December 29, 2002 and December 30, 2001, were (in thousands):

	December 29, 2002	December 30, 2001
1988 Non-Friendly Marks amortized over 40-years on a straight-line basis	$11,967	$12,433
Deferred financing costs amortized over the terms of the related loans on an effective yield basis	6,938	7,990
Other	737	785

Intangible assets and deferred costs, net	$19,642	$21,208

        Future amortization expense related to these intangible assets and deferred costs as of December 29, 2002 was (in thousands):

Year	Amount
2003	$1,712
2004	1,727
2005	1,690
2006	1,384
2007	1,325
Thereafter	11,804

Total	$19,642

        Upon the sale of the Company by Hershey Foods Corporation ("Hershey") in 1988, all of the trademarks and service marks (the "Marks") used in the Company's business at that time which did not contain the word "Friendly" as a component of such Marks were licensed by Hershey to the Company. The Marks license agreement fee was being amortized over the term of the agreement, which expired on September 2, 2028. In September 2002, Hershey assigned the Marks to the Company. The Company will continue to amortize the Marks over the original term of 40 years. The Company reviews the estimated future cash flows related to each trademarked product on a quarterly basis to determine whether any impairment has occurred. For the years ended December 29, 2002, December 30, 2001 and December 31, 2000, no impairments were recorded.

6. WRITE-DOWNS OF PROPERTY AND EQUIPMENT

        In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months (see Note 10). The 151 restaurants in the restructuring were generally lower sales volume units operating in markets in which management believed the Company had a strong market penetration. The Company determined that the carrying values of certain of these properties exceeded their estimated fair values less costs to sell. Accordingly, the carrying values of 69 of the 81 locations closed at the end of March 2000 were reduced by an aggregate of $7,800,000 and the carrying values of 64 of the 70 locations which were to be disposed of over the next 24 months were reduced by an aggregate of $9,200,000 during the year ended December 31, 2000. In addition to these properties, during the year ended December 31, 2000, it was determined that the carrying values of an additional 12 properties exceeded their estimated fair values less costs to sell. The carrying values of these 12 properties were reduced by an aggregate of $2,700,000 and the carrying values of eight properties leased to Davco Restaurants, Inc. ("Davco") were reduced by an aggregate of $1,100,000 (see Note 11). During the years ended December 29, 2002 and December 30, 2001, it was determined that the carrying values of nine properties exceeded their estimated fair values less costs to sell. The carrying values of the 2002 and the 2001 properties were reduced by an aggregate of $976,000 and 800,000, respectively.

        As of December 29, 2002, the Company had sold 70 of the 151 properties related to the March 2000 restructuring and terminated its lease obligations at 54 properties. During the year ended December 30, 2001, the Company made the decision to continue to operate 25 of the 70 properties that were to be closed over the following 24 months. Accordingly, the properties and related assets were no longer held for sale and the Company began depreciating the properties again. At December 29, 2002, the remaining two properties to be disposed of related to the March 2000 restructuring had no carrying value. At December 30, 2001, the carrying value of the remaining 14 properties to be disposed of related to the March 2000 restructuring was $1,000,000 and was reflected in the accompanying consolidated balance sheet as property and equipment, net. As a result of the sales of closed properties from the restructuring, the Company recognized gains of approximately $1,200,000 and $1,800,000 for the years ended December 29, 2002 and December 30, 2001, respectively.

        At December 29, 2002 and December 30, 2001 there were three and 16 properties held for disposition, which included two and 14 properties related to the March 2000 restructuring.

        The aggregate operating loss for the properties held for disposition as of December 29, 2002 was $166,000 and $176,000 for the years ended December 29, 2002 and December 30, 2001, respectively. The aggregate carrying value of the properties held for disposition at December 29, 2002 and December 30, 2001 was approximately $700,000 and $1,008,000, respectively, which was included in property and equipment, net in the accompanying consolidated balance sheets.

7. DEBT

        Debt at December 29, 2002 and December 30, 2001 consisted of the following (in thousands):

	December 29, 2002	December 30, 2001
Senior Notes, 10 1/2%, due December 1, 2007	$178,727	$178,727
New Credit Facility:
Revolving credit loans, due December 17, 2005	—	—
Mortgage loans, due January 1, 2003 through January 1, 2022	54,134	55,000
Other	—	138

	232,861	233,865
Less: current portion	(1,031)	(1,068)

Total long-term debt	$231,830	$232,797

        Principal payments due as of December 29, 2002 were as follows (in thousands):

Year	Amount
2003	$1,031
2004	1,120
2005	1,248
2006	1,375
2007	180,241
Thereafter	47,846

Total	$232,861

        In July 2001, Tranche A of the term loans was prepaid and extinguished. Accordingly, the Company wrote off the related unamortized financing costs of $374,000 ($220,000, net of the related income tax benefit), which is included in extraordinary item, net of income taxes, in the consolidated statement of operations for the year ended December 30, 2001.

        In December 2001, the Company successfully completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of $64,545,000 outstanding under the Old Credit Facility and the repurchase of approximately $21,300,000 in Senior Notes for $17,000,000 with the proceeds from $55,000,000 in long-term mortgage financing (the "Mortgage Financing") and a $33,700,000 sale and leaseback transaction (the "Sale/Leaseback Financing", see Note 8). In addition, FICC secured a new $30,000,000 revolving credit facility of which up to $20,000,000 is available to support letters of credit. The $30,000,000 commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs (the "New Credit Facility"). As of December 29, 2002, $15,432,000 was available for additional borrowing under the New Credit Facility. In connection with the Refinancing Plan, the Company wrote off unamortized financing costs and incurred other direct expenses totaling $3,400,000 ($2,000,000, net of tax), which were included in extraordinary items, net of income taxes, in the consolidated statement of operations for the year ended December 30, 2001.

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

        The Mortgage Financing has a maturity date of January 1, 2022 and is amortized over 20 years. Interest on $10,000,000 of the original $55,000,000 from the Mortgage Financing is variable and is the sum of the 30-day LIBOR rate in effect (1.42% at December 29, 2002) plus 6% on an annual basis. Changes in the interest rate are calculated monthly with the monthly payment amount adjusted annually. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances which are reamortized over the remaining life of the mortgages. The remaining $45,000,000 of the original $55,000,000 from the Mortgage Financing bears interest at a fixed annual rate of 10.16%. Each promissory note may be prepaid in full. The variable rate notes are subject to prepayment penalties during the first five years. The fixed rate notes may not be prepaid without the Company providing the note holders with a yield maintenance premium.

        The New Credit Facility is secured by substantially all of the assets of FICC and two of its six subsidiaries, Friendly's Restaurants Franchise Inc. and Friendly's International Inc., and both subsidiaries guaranty FICC's obligations under the New Credit Facility. The New Credit Facility was amended on December 27, 2002 to extend the maturity date to December 17, 2005. As of December 29, 2002, there were no revolving credit loans outstanding.

        The revolving credit loans bear interest at the Company's option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the "Base Rate") (6.25% at December 29, 2002), or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the "Eurodollar Rate") (5.35% at December 29, 2002).

        As of December 29, 2002 and December 30, 2001, total letters of credit outstanding were approximately $14,568,000 and $14,627,000, respectively. During the years ended December 29, 2002, December 30, 2001 and December 31, 2000, there were no drawings against the letters of credit.

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

        As of December 29, 2002 and December 30, 2001, the unused portion of the revolving credit commitments was $15,432,000 and $15,373,000, respectively. The total average unused portions of the revolving credit commitments were $15,846,000 for the year ended December 29, 2002, $15,243,000 for the period from January 1, 2001 through December 18, 2001, $15,373,000 for the period from December 19, 2001 through December 30, 2001 and $23,932,000 for the year ended December 31, 2000.

        The New Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases and sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires the Company to comply with certain financial covenants. The financial covenant requirements, as defined under the New Credit Facility, and actual ratios/amounts as of and for the years ended December 29, 2002 and December 30, 2001 were:

	December 29, 2002		December 30, 2001
	Requirement	Actual	Requirement	Actual
Leverage ratio	5.20 to 1	3.77 to 1	4.25 to 1	3.96 to 1
Interest coverage ratio	1.95 to 1	2.45 to 1	2.20 to 1	2.31 to 1
Fixed charge coverage ratio	1.05 to 1	1.33 to 1	1.15 to 1	1.26 to 1
Consolidated tangible net worth (deficit)	$(114,741,000)	$(108,785,000)	$(120,000,000)	$(117,222,000)
Permitted capital expenditures (a)	$17,000,000	$16,942,000	$14,000,000	$12,672,000
Consolidated EBITDA (b)	$48,900,000	$60,828,000	$60,000,000	$63,253,000

(a)
The New Credit Facility's definition of permitted capital expenditures in the revolving credit agreement differs from the Company's total capital expenditures.

(b)
The New Credit Facility's definition of consolidated EBITDA allows non-cash losses and capitalized interest to be added back to net income (loss) which differs from the Company's internal EBITDA computation presented elsewhere herein.

        The fair values of the Company's long-term debt at December 29, 2002 and December 30, 2001 were as follows (in thousands):

	December 29, 2002		December 30, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$178,727	$177,163	$178,727	$175,081
Mortgage Financing	54,134	54,134	55,000	55,000
Other loans	—	—	138	138

Total	$232,861	$231,297	$233,865	$230,219

        The Company believes the carrying value of the Company's financial instruments other than long-term debt approximated their respective fair values as of December 29, 2002 and December 30, 2001. The fair value of the Senior Notes was determined based on the actual trade prices occurring closest to December 29, 2002 and December 30, 2001. The Company believes that the carrying value of the Mortgage Financing as of December 29, 2002 approximated the fair value based on the terms of the obligations. The Company believes that the carrying value of the Mortgage Financing as of December 30, 2001 approximated the fair value based on the proximity of the transaction to the fiscal year end. The Company believes that the carrying value of the other debt as of December 30, 2001 approximated the fair value based on the terms of the obligation and the rates then currently available to the Company for similar obligations.

8. LEASES

        As of December 29, 2002, December 30, 2001 and December 31, 2000, the Company operated 387, 393 and 449 restaurants, respectively. These operations were conducted in premises owned or leased as follows:

	December 29, 2002	December 30, 2001	December 31, 2000
Land and building owned	113	114	178
Land leased and building owned	93	97	117
Land and building leased	181	182	154

	387	393	449

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

        In connection with the 2001 Refinancing Plan, in December 2001, the Company entered into and accounted for the Sale/Leaseback Financing, which provided approximately $33,700,000 of proceeds to the Company. The Company sold 44 properties operating as Friendly's restaurants and entered into a master lease with the buyer to lease the 44 properties for an initial term of 20 years under a triple net lease. There are four five-year renewal options and lease payments are subject to escalator provisions every five years based upon increases in the Consumer Price Index. The December 2001 agreement provided the Company the option to repurchase properties in certain default situations, as defined. In January 2002 the Company entered into an amended agreement for no consideration which eliminated the buy back provision. The amended agreement was effective December 19, 2001. In accordance with SFAS No. 66, "Accounting for Sales of Real Estate" and SFAS No. 98, "Accounting for Leases", the Company recognized an aggregate loss of $428,000 on two properties which was included in gains on sales of other properties and equipment, net in the accompanying consolidated statement of operations for the year ended December 30, 2001. The gain of $11,377,000 on the remaining 42 properties was deferred and was included in other accrued expenses and other long-term liabilities in the accompanying consolidated balance sheet as of December 30, 2001. The deferred gain is being amortized straight-line over 20 years.

        Future minimum lease payments under noncancelable leases with an original term in excess of one year as of December 29, 2002 were (in thousands):

Year	Operating Leases	Capital Leases and Finance Obligations
2003	$18,203	$1,937
2004	16,878	1,109
2005	14,749	1,080
2006	12,657	785
2007	10,687	728
Thereafter	83,635	4,139

Total future minimum lease payments	$156,809	9,778

Less amounts representing interest		(3,372)

Present value of minimum lease payments		6,406
Less current maturities of capital lease and finance obligations		(1,362)

Long-term maturities of capital lease and finance obligations		$5,044

        Capital lease and finance obligations reflected in the accompanying consolidated balance sheets have effective interest rates ranging from 7.00% to 12.00% and are payable in monthly installments through 2016. Maturities of such obligations as of December 29, 2002 were (in thousands):

Year	Amount
2003	$1,362
2004	620
2005	646
2006	415
2007	410
Thereafter	2,953

Total	$6,406

        Rent expense included in the accompanying consolidated statements of operations for operating leases was (in thousands):

	For the Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Minimum rentals	$19,041	$16,004	$17,356
Contingent rentals	1,129	1,139	1,217

Total	$20,170	$17,143	$18,573

9. INCOME TAXES

        As of December 30, 2001, the Company had aggregate federal net operating loss ("NOL") carryforwards of approximately $13,000,000, which would have expired between 2010 and 2019. As of December 29, 2002, the Company utilized all of its federal NOL carryforwards. As of December 29, 2002 and December 30, 2001, full valuation allowances of $10,214,000 and $11,295,000, respectively, existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states.

        The (provision for) benefit from income taxes for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 were as follows (in thousands):

	For the Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Current (provision) benefit:
Federal	$(720)	$(295)	$38
State	(285)	(341)	(26)

Total current (provision) benefit	(1,005)	(636)	12

Deferred (provision) benefit:
Federal	(1,097)	(498)	19,214
State	143	454	1,995

Total deferred (provision) benefit	(954)	(44)	21,209

Total (provision for) benefit from income taxes	$(1,959)	$(680)	$21,221

        A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows:

	For the Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Statutory federal income tax rate	35%	35%	35%
State income taxes net of federal benefit	6	6	6
Effect of change in valuation allowance	(2)	(7)	23
Tax credits	(16)	(23)	3
Nondeductible expenses	3	4	(1)
Other	(2)	1	—

Effective tax rate	24%	16%	66%

        Deferred tax assets and liabilities are determined as the difference between the financial statement and tax bases of the assets and liabilities multiplied by the enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets (liabilities) at December 29, 2002 and December 30, 2001 were as follows (in thousands):

	December 29, 2002	December 30, 2001
Property and equipment	$(22,258)	$(23,448)
Net operating loss carryforwards (net of valuation allowance of $10,214 and $11,295 at December 29, 2002 and December 30, 2001, respectively)	131	4,757
Insurance reserves	9,054	8,245
Inventories	304	269
Pension	6,831	(2,164)
Intangible assets	(4,906)	(5,098)
Tax credit carryforwards	9,671	7,869
Deferred gain	4,617	4,489
Other	2,794	2,156

Net deferred tax asset (liability)	$6,238	$(2,925)

10. RESTRUCTURINGS

        On October 10, 2001, the Company eliminated approximately 70 positions at corporate headquarters. The purpose of the reduction was to streamline functions and reduce redundancy among its business segments. In addition, approximately 30 positions in the restaurant construction and fabrication areas were eliminated by December 30, 2001. The Company believes the outsourcing of such activities will be more cost effective in the future. Annual salaries and fringe benefits associated with these 100 positions were approximately $5,600,000. As a result of the elimination of the positions and the outsourcing of certain functions, the Company reported a pre-tax restructuring charge of approximately $2,536,000 for severance, rent and unusable construction supplies due solely to the outsourcing in the year ended December 30, 2001.

        In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. In connection with the restructuring plan, the Company eliminated approximately 150 management and administrative positions in the field organization and at corporate headquarters. As a result of the March 2000 plan, the Company reported a pre-tax restructuring charge of approximately $12,056,000 for severance, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17,008,000 in the year ended December 31, 2000. Due to earlier than anticipated lease terminations, the Company reduced this reserve by $400,000 and $1,900,000 during the years ended December 29, 2002 and December 30, 2001, respectively.

        The following represents the reserve and related costs associated with the March 2000 and October 2001 restructurings (in thousands):

	For the Year Ended December 29, 2002
	Restructuring Reserve as of December 30, 2001	Costs Paid	Reserve Reduction	Restructuring Reserve as of December 29, 2002
Severance pay	$516	$(473)	$(43)	$—
Rent	1,318	(426)	(213)	679
Utilities and real estate taxes	185	(113)	49	121
Equipment	480	(557)	154	77
Outplacement services	6	(6)	—	—
Other	551	(144)	(347)	60

Total	$3,056	$(1,719)	$(400)	$937

	For the Year Ended December 30, 2001
	Restructuring Reserve as of December 31, 2000	Expense	Costs Paid	Reserve Reduction	Restructuring Reserve as of December 30, 2001
Severance pay	$74	$1,186	$(753)	$9	$516
Rent	3,585	440	(1,169)	(1,538)	1,318
Utilities and real estate taxes	1,105	—	(583)	(337)	185
Demarking	138	—	(138)	—	—
Lease termination costs	120	—	(120)	—	—
Environmental costs	—	—	—	—	—
Inventory	5	—	(5)	—	—
Equipment	—	515	(35)	—	480
Outplacement services	—	143	(103)	(34)	6
Other	544	252	(245)	—	551

Total	$5,571	$2,536	$(3,151)	$(1,900)	$3,056

        Based on information currently available, management believes that the restructuring reserve as of December 29, 2002 was adequate and not excessive.

11. FRANCHISE TRANSACTIONS

        On November 13, 2002, the Company sold the real property and equipment for one franchised location and assigned the lease and sold the equipment for a second franchised location to the existing franchisee. Gross proceeds from the sale were approximately $1,300,000, of which approximately $200,000 was for the assignment of the lease. The Company recognized a gain of approximately $700,000 related to the sale in the year ended December 29, 2002.

        On September 14, 2001, the Company entered into an agreement granting Revere Restaurant Group, Inc. ("Revere") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in designated areas within Lehigh and Northampton counties, Pennsylvania (the "Revere Agreement"). Pursuant to the Revere Agreement, Revere purchased certain assets and rights in six existing Friendly's restaurants and committed to open an additional four restaurants over the next seven years. The president of Revere is a former employee of the Company. Gross proceeds from the sale were approximately $3,400,000 of which approximately $200,000 was for franchise fees for the initial six restaurants. The $200,000 was recorded as revenue in the year ended December 30, 2001. The Company recognized a gain of approximately $350,000 related to the sale of the assets for the six locations in the year ended December 30, 2001.

        On April 13, 2001, the Company entered into an agreement granting J&B Restaurants Partners of Long Island Holding Co., LLC and its subsidiaries ("J&B") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in the franchising regions of Nassau and Suffolk Counties in Long Island, New York (the "J&B Agreement"). Pursuant to the J&B Agreement, J&B purchased certain assets and rights in 31 existing Friendly's restaurants and committed to open an additional 29 restaurants over the next 12 years. Gross proceeds from the sale were approximately $19,950,000, of which approximately $4,250,000 was received in a note and $940,000 was for franchise fees for the initial 31 restaurants. The $940,000 was recorded as revenue in the year ended December 30, 2001. The Company recognized a gain of approximately $4,300,000 related to the sale of the assets for the 31 locations in the year ended December 30, 2001. The cash proceeds were used to prepay approximately $4,711,000 on the term loans with the remaining balance being applied to the revolving credit facility, in each case under the Old Credit Facility. The 5-year note receivable bears interest at an annual rate of 11% using a 20-year amortization schedule. Payments are due monthly through the first five years with a balloon payment due at the end of five years. The Company also sold certain assets and rights in four other restaurants to three franchisees resulting in a loss of approximately $17,000 during the year ended December 30, 2001. During the year ended December 29, 2002, J&B closed one restaurant.

        On January 19, 2000, the Company entered into an agreement granting Kessler Family LLC ("Kessler") non-exclusive rights to operate and develop Friendly's full-service restaurants in the franchising region of Rochester, Buffalo and Syracuse, New York (the "Kessler Agreement"). Pursuant to the Kessler Agreement, Kessler purchased certain assets and rights in 29 existing Friendly's restaurants and has an option to open an additional 15 restaurants over the next seven years. Gross proceeds from the sale were approximately $13,300,000 of which $735,000 was for franchise fees for the initial 29 restaurants. The $735,000 was recorded as revenue in the year ended December 31, 2000. The Company recognized a gain of approximately $1,400,000 related to the sale of the assets for the 29 locations in the year ended December 31, 2000. The Company also sold certain assets and rights in six other restaurants to two additional franchisees resulting in a gain of $687,000 during the year ended December 31, 2000.

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

        In 2000, the Company and its first franchisee, Davco Restaurants, Inc. ("Davco"), agreed to terminate Davco's rights as the exclusive developer of new Friendly's restaurants in Maryland, Delaware, the District of Columbia and northern Virginia, effective December 28, 2000. At that time, Davco had the right to close up to 16 existing franchised locations and operate the remaining 32 locations under their respective existing franchise agreements until such time as a new franchisee was found for those locations. The existing franchise agreements for the 32 locations were modified as of December 29, 2001 to allow early termination subject, however, to liquidated damages on 22 of the 32 franchise agreements. During the year ended December 30, 2001, Davco transferred its rights to three franchised locations to a third party and closed two restaurants. During the year ended December 29, 2002, Davco transferred its rights to 24 additional franchised locations to six separate third parties and closed six restaurants. As of December 29, 2002 Davco operated 13 restaurants.

12. EMPLOYEE BENEFIT PLANS

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

        For the years ended December 29, 2002 and December 30, 2001, the reconciliation of the projected benefit obligation was (in thousands):

	December 29, 2002	December 30, 2001
Beginning of year benefit obligation	$85,343	$81,876
Service cost	3,241	2,841
Interest cost	6,633	6,247
Actuarial loss	16,522	2,780
Plan amendments	(5,717)	—
Disbursements	(7,141)	(8,401)

End of year benefit obligation	$98,881	$85,343

        In 1997, pension benefits were reduced to certain employees. In 1998, death benefits were increased. The effect of these amendments is being amortized over the remaining employee service period of active plan participants. In 2002, pension benefits that were reduced in 1997 were restored to certain employees. In 2003, pension benefits will be reduced to all employees.

        The reconciliation of the fair value of assets of the plan as of December 29, 2002 and December 30, 2001 was (in thousands):

	December 29, 2002	December 30, 2001
Beginning of year fair value of assets	$100,123	$113,577
Actual return on plan assets	(11,101)	(4,664)
Disbursements	(7,141)	(8,401)
Other	—	(389)

End of year fair value of assets	$81,881	$100,123

        The reconciliation of the funded status of the pension plan as of December 29, 2002 and December 30, 2001 included the following components (in thousands):

	December 29, 2002	December 30, 2001
Projected benefit obligation	$98,881	$85,343
Fair value of plan assets	81,881	100,123

Funded status	(17,000)	14,780
Unrecognized prior service benefit	(9,391)	(4,402)
Unrecognized net actuarial loss (gain)	34,786	(4,701)

Prepaid benefit cost	$8,395	$5,677

        The amounts recognized in the Consolidated Balance Sheets and the Consolidated Statements of Changes in Stockholders' Deficit were (in thousands):

	December 29, 2002	December 30, 2001
Projected benefit obligation	$98,881	$85,343
Additional benefits based on future salary increases	(719)	(10,349)

Accumulated benefit obligation	98,162	74,994
Fair value of plan assets	81,881	100,123

Minimum pension liability	(16,281)	—
Prepaid benefit cost	(8,395)	5,677

(Accrued) prepaid benefit liability	(24,676)	5,677
Income tax benefit	10,117

Accumulated other comprehensive loss	$(14,559)

        The components of net pension benefit for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 were (in thousands):

	December 29, 2002	December 30, 2001	December 31, 2000
Service cost	$3,241	$2,841	$3,145
Interest cost	6,634	6,247	6,251
Expected return on assets	(11,590)	(12,177)	(11,628)
Net amortization:
Unrecognized prior service benefit	(728)	(805)	(805)
Unrecognized net actuarial gain	(275)	(1,489)	(1,899)

Net pension benefit	$(2,718)	$(5,383)	$(4,936)

        A summary of the Company's key actuarial assumptions as of December 29, 2002, December 30, 2001 and December 31, 2000 follows:

	December 29, 2002	December 30, 2001	December 31, 2000
Discount rate	6.75%	7.25%	7.50%
Salary increase rate	3.25-4.75%	3.75-5.25%	3.75-5.25%
Expected long-term rate of return	9.50%	10.00%	10.50%

        The Company's Employee Savings and Investment Plan (the "Plan") covers all eligible employees and is intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. For the years ended December 29, 2002, December 30, 2001 and December 31, 2000, the Company made matching contributions at the rate of 75% of the first 2% of the participant's contributions and 50% of the next 4% of the participant's contributions for employees of certain job classifications. For other employees of the Company, the Company made matching contributions at the rate of 75% of the first 2% of the participant's contributions and 50% of the next 2% of the participant's contributions. All employee contributions are fully vested. Company contributions are vested at the completion of five years of service or at retirement, death, disability or termination at age 65 or over, as defined by the Plan. Company contributions and administrative expenses for the Plan were approximately $729,000, $837,000 and $974,000 for the years ended December 29, 2002, December 30, 2001 and December 30, 2000, respectively.

13. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

        The Company provides health care and life insurance benefits to certain groups of employees upon retirement. Eligible employees may continue their coverages if they are receiving a pension benefit, are at least 55 years of age and have completed ten years of service. The plan requires contributions for health care coverage from participants who retired after September 1, 1989. Life insurance benefits are contributory for participants who retired after July 1, 2002. Benefits under the plan are provided through the Company's general assets.

        The Company accrues the cost of postretirement benefits over the years employees provide services to the date of their full eligibility for such benefits. The reconciliation of the accumulated postretirement benefit obligation for the years ended December 29, 2002 and December 30, 2001 was as follows (in thousands):

	December 29, 2002	December 30, 2001
Beginning of year benefit obligation	$6,798	$6,038
Service cost	123	176
Interest cost	500	444
Plan participants' contributions	194	—
Amendments	(1,097)	—
Actuarial loss	1,318	715
Disbursements	(649)	(575)

End of year benefit obligation	$7,187	$6,798

        The reconciliation of the funded status of the postretirement plan as of December 29, 2002 and December 30, 2001 included the following components (in thousands):

	December 29, 2002	December 30, 2001
Accumulated postretirement benefit obligation	$(7,187)	$(6,798)
Fair value of plan assets	—	—

Funded status	(7,187)	(6,798)
Unrecognized prior service benefit	(1,789)	(804)
Unrecognized net actuarial loss	1,789	519

Accrued benefit liability	$(7,187)	$(7,083)

        The components of the net postretirement benefit cost for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 were (in thousands):

	December 29, 2002	December 30, 2001	December 31, 2000
Service cost	$123	$176	$152
Interest cost	500	444	438
Recognized actuarial loss	49	—	—
Net amortization of unrecognized prior service benefit	(112)	(61)	(62)

Net postretirement benefit cost	$560	$559	$528

        A summary of the Company's key actuarial assumptions as of December 29, 2002, December 30, 2001 and December 31, 2000 follows:

	December 29, 2002	December 30, 2001	December 31, 2000
Discount rate	6.75%	7.25%	7.50%
Salary increase rate	3.25-4.75%	3.75-5.25%	3.75-5.25%
Medical cost trend:
First year	8.50%	9.50%	5.25%
Ultimate	5.50%	5.50%	5.25%
Years to reach ultimate	3	4	1

        A one-percentage-point increase in the assumed health care cost trend rate would have increased postretirement benefit expense by approximately $49,000, $64,000 and $58,000 and would have increased the accumulated postretirement benefit obligation by approximately $491,000, $617,000 and $518,000 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively. A one-percentage-point decrease in the assumed health care cost trend rate would have decreased the postretirement benefit expense by approximately $46,000, $58,000 and $52,000 and would have decreased the accumulated postretirement benefit obligation by approximately $446,000, $558,000 and $470,000 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

14. INSURANCE RESERVES

        At December 29, 2002 and December 30, 2001, insurance reserves of approximately $30,986,000 and $30,562,000, respectively, had been recorded. Insurance reserves at December 29, 2002 and December 30, 2001 included RIC's reserve for the Company's insurance liabilities of approximately $7,198,000 and $7,830,000, respectively. Reserves also included accruals related to post employment benefits and postretirement benefits other than pensions. While management believes these reserves are adequate, it is reasonably possible that the ultimate liabilities will exceed such estimates.

        Classification of the reserves was as follows (in thousands):

	December 29, 2002	December 30, 2001	December 31, 2000
Current	$11,330	$13,333	$13,095
Long-term	19,656	17,229	15,244

Total	$30,986	$30,562	$28,339

        Following is a summary of the activity in the insurance reserves for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 (in thousands):

	December 29, 2002	December 30, 2001	December 31, 2000
Beginning balance	$30,562	$28,339	$26,994
Provision	11,352	11,825	15,437
Payments	(10,928)	(9,602)	(14,092)

Ending balance	$30,986	$30,562	$28,339

        The provision for insurance reserves each year was actuarially determined and reflected amounts for the current year as well as revisions in estimates to open reserves for prior years. Payments included amounts paid on open claims for all years.

15. STOCKHOLDERS' DEFICIT

        In connection with the Recapitalization, FICC adopted a Restricted Stock Plan (the "Restricted Stock Plan"), pursuant to which 371,285 shares were authorized for issuance. The Restricted Stock Plan provides for the award of common stock, the vesting of which is subject to conditions and limitations established by the Board of Directors.

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

        A summary of the shares issued under the Restricted Stock Plan is presented below:

Number of Shares
Shares outstanding at January 2, 2000	351,977
Forfeited	(86,835)

Shares outstanding at December 31, 2000	265,142
Forfeited	(41,422)

Shares outstanding at December 30, 2001	223,720
Forfeited	(7,846)

Shares outstanding at December 29, 2002	215,874

        The issued shares vest on a straight-line basis over eight years or on an accelerated basis if certain performance criteria are met. The Company is recording the fair value of the shares issued at the issuance dates as compensation expense over the estimated vesting periods. During the years ended December 29, 2002, December 30, 2001, and December 31, 2000, the Company recorded stock compensation expense of approximately $531,000, $298,000 and $529,000, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The stock compensation expense recognized in 2002 included expense for accelerated vesting.

        In connection with the Recapitalization, the Board of Directors adopted a stock option plan (the "Stock Option Plan"), pursuant to which 395,000 shares of common stock options were authorized for issuance. The Board of Directors amended the Stock Option Plan to increase the shares available by 200,000 options and 439,970 options on October 24, 2001 and March 27, 2000, respectively. The Stock Option Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code) and stock appreciation rights. As of December 29, 2002, no stock appreciation rights had been issued. The Board of Directors will determine the employees who will receive awards under the Stock Option Plan and the terms of such awards. The exercise price of a stock option or stock appreciation right shall not be less than the fair market value of one share of common stock on the date the stock option or stock appreciation right is granted. The options generally expire ten years from the date of grant. Options were issued on July 24, 2002 with a five-year expiration date, which was approved by the Board of Directors. Options issued prior to October 25, 2001 vest over five years, options issued subsequent to that date vest over three years.

        A summary of the status of the Company's Stock Option Plan is presented below:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at January 2, 2000	312,830	$9.09
Granted	548,040	3.71
Forfeited	(143,744)	6.65

Options outstanding at December 31, 2000	717,126	5.46
Granted	274,820	2.47
Forfeited	(189,117)	4.96
Exercised	(1,000)	3.88

Options outstanding at December 30, 2001	801,829	4.55
Granted	127,000	7.54
Forfeited	(86,603)	4.99
Exercised	(46,552)	3.30

Options outstanding at December 29, 2002	795,674	$5.05

        At December 29, 2002, December 30, 2001 and December 31, 2000, options were exercisable on 374,790, 221,748 and 76,618 shares of stock with a weighted average exercise price of $5.34, $6.60 and $10.50, respectively.

        The following table summarizes information related to outstanding options as of December 29, 2002:

Range of Exercise Prices	Number Outstanding as of December 29, 2002	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$ 0.00 - $2.48	185,744	8.4	$2.19
2.48 - 4.95	341,386	7.4	3.72
4.95 - 7.43	91,414	6.1	5.83
7.43 - 9.90	131,200	4.6	7.60
9.90 - 12.38	550	5.6	12.00
17.33 - 19.80	43,530	4.8	17.38
22.28 - 24.75	1,850	5.4	24.75

	795,674	6.9	$5.05

        The Company applies APB No. 25 and related Interpretations in accounting for its plans. Under APB No. 25, no compensation cost has been recognized for its Stock Option Plan. Had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 would have been the following pro forma amounts:

	December 29, 2002	December 30, 2001	December 31, 2000
Income (loss) before extraordinary item, as reported	$6,187,000	$3,120,000	$(10,806,000)
Less stock based compensation expense determined under fair value method for all stock options, net of related income tax expense	(385,000)	(373,000)	(165,000)

Pro Forma Income (loss) before extraordinary item	$5,802,000	$2,747,000	$(10,971,000)
Extraordinary item, net of income tax expense	—	547,000	—

Net income (loss)	$5,802,000	$3,294,000	$(10,971,000)

Basic income (loss) per share, as reported:
Income (loss) before extraordinary item	$0.84	$0.43	$(1.45)
Extraordinary item, net of income tax expense	—	0.07	—

Net income (loss) per share	$0.84	$0.50	$(1.45)

Basic income (loss) per share, pro forma:
Income (loss) before extraordinary item, as reported	$0.79	$0.37	$(1.48)
Extraordinary item, net of income tax expense	—	0.07	—

Net income (loss) per share	$0.79	$0.44	$(1.48)

Diluted income (loss) per share, as reported:
Income (loss) before extraordinary item	$0.82	$0.43	$(1.45)
Extraordinary item, net of income tax expense	—	0.07	—

Net income (loss) per share	$0.82	$0.50	$(1.45)

Diluted income (loss) per share, pro forma:
Income (loss) before extraordinary item	$0.77	$0.37	$(1.48)
Extraordinary item, net of income tax expense	—	0.07	—

Net income (loss) per share	$0.77	$0.44	$(1.48)

        Fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Risk free interest rate	3.60%	4.24%-5.26%	5.24%-6.85%
Expected life	5 years	6 years	7 years
Expected volatility	79.97%	85.30%	82.32%
Dividend yield	0.00%	0.00%	0.00%
Fair value	$4.99	$1.44-$3.18	$1.98-$3.56

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

16. RELATED PARTY TRANSACTIONS

        FICC's Chairman of the Board is an officer of TRC. FICC entered into subleases for certain land, buildings and equipment from a subsidiary of TRC. For the years ended December 29, 2002, December 30, 2001 and December 31, 2000, rent expense related to the subleases was approximately $68,000, $219,000 and $312,000, respectively. On May 11, 2001, FICC purchased the first lease position from the master lessee for one of these properties for $100,000 and terminated the sublease with the subsidiary of TRC for approximately $52,000.

        In 1994, TRC Realty LLC (a subsidiary of TRC) entered into a ten-year operating lease for an aircraft for use by both the Company and TRC (which operates restaurants using the trademark Perkins Restaurant and Bakery ("Perkins")). In 1999, this lease was cancelled and TRC Realty LLC entered into a new ten-year operating lease for a new aircraft. The Company shared proportionately with Perkins in reimbursing TRC Realty LLC for leasing, tax and insurance expenses. In addition, the Company also incurred actual usage costs. TRC Realty LLC anticipates terminating the lease and disposing of the aircraft by May 2003. The Company's share of the expected net loss on disposal is approximately $950,000 and has been included in operating expenses in the accompanying consolidated statement of operations for the year ended December 29, 2002. Total expense associated with the plane for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 was approximately $1,450,000, $686,000 and $927,000, respectively. Expense for the year ended December 29, 2002 included the $950,000 expected loss for the disposal of the aircraft.

        The Company purchased certain food products used in the normal course of business from a division of TRC at cost plus a mark-up. For the years ended December 29, 2002, December 30, 2001 and December 31, 2000, purchases were approximately $463,000, $618,000 and $759,000, respectively.

        In 1998, Friendly's entered into an agreement with The Ice Cream Corporation ("TICC") which conditionally granted TICC exclusive rights to purchase and develop Friendly's full-service restaurants in the Lancaster and Chester counties of Pennsylvania (the "TICC Agreement"). The owners of TICC are family members of the Chairman of the Board of Directors FICC. Pursuant to the TICC Agreement, TICC purchased at fair market value certain assets and rights in two existing restaurants and committed to open an additional ten restaurants by October 11, 2004 with an option to purchase an additional three restaurants. TICC paid to Friendly's $125,000 for development fees for certain of the additional restaurants discussed above and $25,000 for the option to purchase two additional existing restaurants. On March 21, 2001, TICC and Friendly's agreed to terminate their development agreement and TICC forfeited their exclusive development rights. The $112,500 of unearned development fees was offset against the amounts due from TICC for product purchases.

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

17. COMMITMENTS AND CONTINGENCIES

        The Company is a party to various legal proceedings arising in the ordinary course of business which management believes, after consultation with legal counsel, will not have a material adverse effect on the Company's consolidated financial position or future operating results.

        As of December 29, 2002, the Company has commitments to purchase approximately $114,164,000 of raw materials, food products and supplies used in the normal course of business. The majority of the commitments cover periods of one to 12 months. Most of these commitments are noncancelable.

18. SEGMENT REPORTING

        Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chief Executive Officer and President of the Company. The Company's operating segments include restaurant, foodservice and franchise. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which generally are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the accompanying consolidated financial statements.

        The Company's restaurants target families with children and adults who desire a reasonably priced meal in a full-service setting. The Company's menu offers a broad selection of freshly-prepared foods which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items. Foodservice operations manufactures frozen dessert products and distributes such manufactured products and purchased finished goods to the Company's restaurants and franchised operations. Additionally, it sells frozen dessert products to distributors and retail and institutional locations. The Company's franchise segment includes a royalty based on franchise restaurant revenue. In addition, the Company receives rental income from various franchised restaurants. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment. These costs include expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarters activities.

        On May 1, 2001, the Company's foodservice division decreased its ice cream pricing to all restaurants. This resulted in decreased total foodservice revenues of 1.0% and 2.4% for the years ended December 29, 2002 and December 30, 2001, respectively, and decreased external foodservice revenues of 0.5% and 1.4% for the years ended December 29, 2002 and December 30, 2001, respectively.

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

        EBITDA represents net income (loss) before (i) (provision for) benefit from income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) extraordinary item, net, (v) write-downs of property and equipment and (vi) other non-cash items. The Company has included information concerning EBITDA in this Form 10-K because it believes that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company's operating performance.

	For the Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(in thousands)
Revenues:
Restaurant	$454,569	$447,953	$508,976
Foodservice	234,420	224,736	234,455
Franchise	9,472	9,174	8,710

Total	$698,461	$681,863	$752,141

Intersegment revenues:
Restaurant	$—	$—	$—
Foodservice	(128,089)	(129,368)	(157,820)
Franchise	—	—	—

Total	$(128,089)	$(129,368)	$(157,820)

External revenues:
Restaurant	$454,569	$447,953	$508,976
Foodservice	106,331	95,368	76,635
Franchise	9,472	9,174	8,710

Total	$570,372	$552,495	$594,321

EBITDA:
Restaurant	$53,476	$53,986	$45,731
Foodservice	17,051	13,496	24,600
Franchise	6,027	4,359	3,821
Corporate	(17,924)	(16,242)	(21,854)
Gain on property and equipment, net	14	5,892	10,895
Restructuring costs	400	(636)	(12,056)

Total	$59,044	$60,855	$51,137

Interest expense, net-Corporate	$24,870	$27,310	$31,053

Depreciation and amortization:
Restaurant	$17,472	$18,914	$20,828
Foodservice	3,258	3,449	3,477
Franchise	251	259	339
Corporate	3,540	6,405	6,106

Total	$24,521	$29,027	$30,750

Other non-cash expenses:
Corporate	$531	$298	$527
Write-downs of property and equipment	976	800	20,834

Total	$1,507	$1,098	$21,361

	For the Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(in thousands)
Income (loss) before income taxes and extraordinary item:
Restaurant	$36,004	$35,072	$24,903
Foodservice	13,793	10,047	21,123
Franchise	5,776	4,100	3,482
Corporate	(46,865)	(50,255)	(59,540)
(Loss) gain on property and equipment, net	(962)	5,092	(9,939)
Restructuring costs	400	(636)	(12,056)

Total	$8,146	$3,420	$(32,027)

	For the Years Ended
	December 29, 2002	December 30, 2001
Capital expenditures, including assets acquired under capital leases:
Restaurant	$15,386	$10,821
Foodservice	1,667	2,090
Corporate	1,039	1,011

Total	$18,092	$13,922

Total assets:
Restaurant	$144,927	$148,475
Foodservice	39,631	38,474
Franchise	9,062	7,076
Corporate	63,578	58,537

Total	$257,198	$252,562

19. EXTRAORDINARY ITEM, NET OF INCOME TAXES

        Extraordinary item, net represents the $4,255,000 gain on the repurchase of Senior Notes net of (i) $2,806,000 of deferred financing costs which were expensed as a result of the repayment of Tranche A of the term loans in July 2001 and the repayment of the Old Credit Facility and the repurchase of $21,300,000 of Senior Notes in December 2001, (ii) $522,000 of expenses associated with releasing mortgages, etc. in connection with the repayment of the Old Credit Facility and (iii) $380,000 of income taxes.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
(in thousands, except per share amounts)	March 31, 2002	June 30, 2002	September 29, 2002	December 29, 2002
2002 (a)
Revenues (b)	$129,174	$152,181	$158,314	$130,703
Operating income	5,259	12,456	11,495	3,806
Net (loss) income	(408)	3,815	3,488	(708)
Basic and diluted (loss) income per share:
Basic net (loss) income	$(0.06)	$0.52	$0.47	$(0.09)

Diluted net (loss) income	$(0.06)	$0.49	$0.46	$(0.09)

Weighted average shares:
Basic	7,353	7,366	7,379	7,390

Diluted	7,353	7,722	7,607	7,390

	April 1, 2001	July 1, 2001	September 30, 2001	December 30, 2001
2001 (a)
Revenues (b)	$124,810	$149,359	$148,448	$129,878
Operating income	4,136	13,598	9,451	3,545
(Loss) income before extraordinary item (c)	(1,935)	4,041	1,862	(848)
Net (loss) income	(1,935)	4,041	1,641	(80)
Basic and diluted (loss) income per share:
(Loss) income before extraordinary item	$(0.26)	$0.55	$0.25	$(0.11)

Net (loss) income	$(0.26)	$0.55	$0.22	$(0.01)

Weighted average shares:
Basic	7,376	7,364	7,359	7,353

Diluted	7,376	7,370	7,416	7,353

(a)
During the fourth quarter of the year ended December 30, 2001 the Company recorded restructuring costs of $2,536,000 as a result of the Company's restructuring plan announced in October 2001. During the year ended December 31, 2000, the Company recorded restructuring costs of $12,056,000 and write-downs of property and equipment of $17,008,000 as a result of the Company's restructuring plan announced in March 2000. The Company reduced the March 2000 restructuring reserve by $400,000 and $1,900,000 during the second quarter of the year ended December 29, 2002 and fourth quarter of the year ended December 30, 2001, respectively.

(b)
The Company has reclassified its revenues and operating expenses for all previous quarters presented due to a change in classification of certain retail selling expenses against retail revenue. See Note 4.

(c)
See Note 19 for discussion of the $547,000 extraordinary item, net.

21. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        FICC's obligation related to the Senior Notes are guaranteed fully and unconditionally by one of FICC's wholly owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc., Restaurant Insurance Corporation, and the three LLC subsidiaries, Friendly's Realty I, LLC, Friendly's Realty II, LLC and Friendly's Realty III, LLC (collectively, the "Non-guarantor Subsidiaries"). All of the LLCs' assets are owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs' assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of December 29, 2002 and December 30, 2001 and for the years ended December 29, 2002 and December 30, 2001 are not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet
As of December 29, 2002
(in thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$29,717	$1,944	$2,680	$—	$34,341
Accounts receivable, net	9,695	1,158	—	—	10,853
Inventories	17,278	—	—	—	17,278
Deferred income taxes	7,718	18	—	35	7,771
Prepaid expenses and other current assets	8,624	1,175	7,778	(14,515)	3,062

Total current assets	73,032	4,295	10,458	(14,480)	73,305
Deferred income taxes	—	264	—	(264)	—
Property and equipment, net	108,805	—	49,568	—	158,373
Intangibles and deferred costs, net	16,930	—	2,712	—	19,642
Investments in subsidiaries	4,222	—	—	(4,222)	—
Other assets	4,963	6,742	915	(6,742)	5,878

Total assets	$207,952	$11,301	$63,653	$(25,708)	$257,198

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current maturities of long-term obligations	$9,138	$—	$1,031	$(7,776)	$2,393
Accounts payable	23,902	—	—	—	23,902
Accrued expenses	42,581	3,654	6,861	(6,654)	46,442

Total current liabilities	75,621	3,654	7,892	(14,430)	72,737
Deferred income taxes	1,762	—	—	(229)	1,533
Long-term obligations, less current maturities	183,771	—	53,103	—	236,874
Other long-term liabilities	50,500	885	5,198	(6,827)	49,756
Stockholders' (deficit) equity	(103,702)	6,762	(2,540)	(4,222)	(103,702)

Total liabilities and stockholders' (deficit) equity	$207,952	$11,301	$63,653	$(25,708)	$257,198

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 29, 2002
(in thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$562,366	$8,006	$—	$—	$570,372
Costs and expenses:
Cost of sales	202,418	—	—	—	202,418
Labor and benefits	161,647	—	—	—	161,647
Operating expenses and write-downs of property and equipment	119,699	—	(6,893)	—	112,806
General and administrative expenses	31,813	4,648	—	—	36,461
Reversal of restructuring expenses	(400)	—	—	—	(400)
Depreciation and amortization	22,186	—	2,335	—	24,521
Gain on franchise sales of restaurant operations and properties	(675)	—	—	—	(675)
Loss on sales of other property and equipment, net	332	—	246	—	578
Interest expense, net	20,165	—	4,705	—	24,870

Income (loss) before benefit from (provision for) income taxes and equity in net loss of consolidated subsidiaries	5,181	3,358	(393)	—	8,146
Benefit from (provision for) income taxes	1,027	(1,377)	(1,609)	—	(1,959)

Income (loss) before equity in net loss of consolidated subsidiaries	6,208	1,981	(2,002)	—	6,187
Equity in net loss of consolidated subsidiaries	(21)	—	—	21	—

Net income (loss)	$6,187	$1,981	$(2,002)	$21	$6,187

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 29, 2002
(in thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$28,626	$1,840	$2,707	$(702)	$32,471

Cash flows from investing activities:
Purchases of property and equipment	(17,877)	—	—	—	(17,877)
Proceeds from sales of property and equipment	6,263	—	—	—	6,263
Proceeds from non-operating note receivable	—	—	1,038	(1,038)	—
Return of investment in subsidiaries	619	—	—	(619)	—

Net cash (used in) provided by investing activities	(10,995)	—	1,038	(1,657)	(11,614)

Cash flows from financing activities:
Repayments of obligations	(3,103)	—	(866)	1,038	(2,931)
Payments related to deferred financing costs	(80)	—	—	—	(80)
Reinsurance deposits received	—	—	2,024	(2,024)	—
Reinsurance payments made from deposits	—	—	(2,726)	2,726	—
Stock options exercised	153	—	—	—	153
Dividends paid	—	—	(619)	619	—

Net cash used in financing activities	(3,030)	—	(2,187)	2,359	(2,858)

Net increase in cash and cash equivalents	14,601	1,840	1,558	—	17,999
Cash and cash equivalents, beginning of year	15,116	104	1,122	—	16,342

Cash and cash equivalents, end of year	$29,717	$1,944	$2,680	$—	$34,341

Supplemental disclosures:
Interest paid (received)	$24,444	$—	$(680)	$—	$23,764
Income taxes (received) paid	(628)	1,026	—	—	398
Capital lease obligations incurred	215	—	—	—	215

Supplemental Condensed Consolidating Balance Sheet
As of December 30, 2001
(in thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,116	$104	$1,122	$—	$16,342
Accounts receivable, net	9,468	501	—	—	9,969
Inventories	12,987	—	—	—	12,987
Deferred income taxes	7,448	99	—	112	7,659
Prepaid expenses and other current assets	8,902	1,002	3,560	(9,728)	3,736

Total current assets	53,921	1,706	4,682	(9,616)	50,693
Deferred income taxes	—	350	1,327	(1,677)	—
Property and equipment, net	117,564	—	51,925	—	169,489
Intangibles and deferred costs, net	18,271	—	2,937	—	21,208
Investments in subsidiaries	4,863	—	—	(4,863)	—
Other assets	10,258	4,863	6,229	(10,178)	11,172

Total assets	$204,877	$6,919	$67,100	$(26,334)	$252,562

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current maturities of long-term obligations	$5,489	$—	$930	$(3,500)	$2,919
Accounts payable	20,505	—	—	—	20,505
Accrued expenses	43,853	1,042	7,689	(5,956)	46,628

Total current liabilities	69,847	1,042	8,619	(9,456)	70,052
Deferred income taxes	12,149	—	—	(1,565)	10,584
Long-term obligations, less current maturities	190,308	—	54,070	(5,314)	239,064
Other long-term liabilities	28,587	1,095	4,330	(5,136)	28,876
Stockholders' (deficit) equity	(96,014)	4,782	81	(4,863)	(96,014)

Total liabilities and stockholders' (deficit) equity	$204,877	$6,919	$67,100	$(26,334)	$252,562

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 30, 2001
(in thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$544,874	$7,621	$—	$—	$552,495
Costs and expenses:
Cost of sales	197,846	—	—	—	197,846
Labor and benefits	157,312	—	—	—	157,312
Operating expenses and write-downs of property and equipment	106,528	191	525	—	107,244
General and administrative expenses	31,679	4,633	—	—	36,312
Restructuring expenses, net	636	—	—	—	636
Depreciation and amortization	28,886	—	141	—	29,027
Gain on franchise sales of restaurant operations and properties	(4,591)	—	—	—	(4,591)
Gain on sales of other property and equipment, net	(2,021)	—	—	—	(2,021)
Interest expense (income)	27,866	—	(556)	—	27,310

Income (loss) before benefit from (provision for) income taxes, extraordinary item and equity in net income of consolidated subsidiaries	733	2,797	(110)	—	3,420
Benefit from (provision for) income taxes	799	(1,147)	48	—	(300)

Income (loss) before extraordinary item and equity in net income of consolidated subsidiaries	1,532	1,650	(62)	—	3,120
Extraordinary item, net of income tax expense	547	—	—	—	547

Income (loss) before equity in net income of consolidated subsidiaries	2,079	1,650	(62)	—	3,667
Equity in net income of consolidated subsidiaries	1,588	—	—	(1,588)	—

Net income (loss)	$3,667	$1,650	$(62)	$(1,588)	$3,667

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 30, 2001
(in thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$15,212	$71	$2,413	$(2,224)	$15,472

Cash flows from investing activities:
Purchases of property and equipment	(13,922)	—	(52,061)	52,061	(13,922)
Proceeds from sales of property and equipment	108,736	—	—	(52,061)	56,675
Investment in subsidiaries	(3)	—	—	3	—

Net cash provided by (used in) investing activities	94,811	—	(52,061)	3	42,753

Cash flows from financing activities:
Proceeds from borrowings	79,405	—	55,000	—	134,405
Repayments of obligations	(186,828)	—	—	—	(186,828)
Payments related to deferred financing costs	(1,107)	—	(2,941)	—	(4,048)
Reinsurance deposits received	—	—	1,280	(1,280)	—
Reinsurance payments made from deposits	—	—	(3,504)	3,504	—
Stock options exercised	4	—	—	—	4
Contribution of capital	—	—	3	(3)	—

Net cash (used in) provided by financing activities	(108,526)	—	49,838	2,221	(56,467)

Net increase in cash and cash equivalents	1,497	71	190	—	1,758
Cash and cash equivalents, beginning of year	13,619	33	932	—	14,584

Cash and cash equivalents, end of year	$15,116	$104	$1,122	$—	$16,342

Supplemental disclosures:
Interest paid (received)	$29,183	$—	$(750)	$—	$28,433
Income taxes (received) paid	(422)	596	65	—	239
Capital lease obligations terminated	170	—	—	—	170
Note received from the sale of property and equipment	4,250	—	—	—	4,250

Report of Independent Auditors

To the Board of Directors and Shareholders
Friendly Ice Cream Corporation

        We have audited the consolidated financial statements of Friendly Ice Cream Corporation and subsidiaries as of December 29, 2002, and for the year then ended, and have issued our report thereon dated February 14, 2003 (included elsewhere in this Form 10-K). Our audit also included Schedule II—Valuation and Qualifying Accounts as of December 29, 2002, and for the year then ended, included in this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audit. The financial statement schedule of Friendly Ice Cream Corporation and subsidiaries as of December 30, 2001 and December 31, 2000, and for the two years in the period ended December 30, 2001, was subjected to the auditing procedures applied by other auditors, who have ceased operations, in connection with their audit of the consolidated financial statements for those two years and whose report dated February 11, 2002, indicated that such financial statement schedule fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

        In our opinion, the financial statement schedule as of December 29, 2002, and for the year then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ ERNST & YOUNG LLP

                      ERNST & YOUNG LLP

February 14, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

        Friendly Ice Cream Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Friendly Ice Cream Corporation and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 30, 2001, included in this Form 10-K, and have issued our report thereon dated February 11, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II—Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information reflected in the schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 11, 2002

Note: This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Friendly Ice Cream Corporation's filing on Form 10-K for the year ended December 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

ANNUAL REPORT ON FORM 10-K
ITEM 14(D)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 and DECEMBER 31, 2000
(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2002
Reserve for restructuring costs	$3,056	$(400)	$—	$1,719	$937

Allowance for doubtful accounts—accounts receivable	$588	$359	$68	$248	$767

Allowance for doubtful accounts—notes receivable	$914	$—	$(68)	$533	$313

2001
Reserve for restructuring costs	$5,571	$636	$—	$3,151	$3,056

Allowance for doubtful accounts—accounts receivable	$413	$246	$—	$71	$588

Allowance for doubtful accounts—notes receivable	$520	$414	$—	$20	$914

2000
Reserve for restructuring costs	$—	$12,056	$—	$6,485	$5,571

Allowance for doubtful accounts—accounts receivable	$191	$253	$—	$31	$413

Allowance for doubtful accounts—notes receivable	$100	$420	$—	$—	$520

EXHIBIT INDEX

3.1	Restated Articles of Organization of Friendly Ice Cream Corporation (the "Company"). (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, File No. 0-3930).
4.1
Credit Agreement among the Company, Fleet Bank, N.A and certain other banks and financial institutions ("Credit Agreement") dated as of December 17, 2001 (Incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001. File No. 0-3930).
4.1(a)	Consent, Limited Waiver and Amendment No. 1 to Revolving Credit Agreement dated as of February 15, 2002.
4.1(b)	Limited Waiver and Amendment No. 2 to Revolving Credit Agreement dated as of December 27, 2002.
4.2
Loan Agreement between the Company's subsidiary, Friendly's Realty I, LLC and G.E Franchise Finance Corporation dated as of December 17, 2001 (Incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001. File No. 0-3930).
4.3
Loan Agreement between the Company's subsidiary, Friendly's Realty II, LLC and G.E Franchise Finance Corporation dated as of December 17, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001. File No. 0-3930).
4.4
Loan Agreement between the Company's subsidiary, Friendly's Realty III, LLC and G.E Franchise Finance Corporation dated as of December 17, 2001 (Incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001. File No. 0-3930).
4.5
Senior Note Indenture between Friendly Ice Cream Corporation, Friendly's Restaurants Franchise, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, File No. 0-3930).
4.6	Rights Agreement between the Company and The Bank of New York, a Rights Agent (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).
10.1	The Company's Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).*
10.1(a)	The Company's 1997 Stock Option Plan (as amended effective March 27, 2000).*
10.1(b)	The Company's 1997 Stock Option Plan (as amended effective October 24, 2001).*
10.2	The Company's Restricted Stock Plan (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).*
10.3
Purchase Agreement between Realty Income Corporation as buyer and Company as seller dated December 13, 2001 (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001. File No. 0-3930).

EXHIBIT INDEX (Continued)

10.9	Sublease between SSP Company, Inc. and the Company, as amended, for the Chicopee, Massachusetts Distribution Center (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).
10.10	TRC Management Contract between the Company and The Restaurant Company (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).
10.11	Aircraft Reimbursement Agreement between the Company and TRC Realty Co (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, File No. 0-3930).
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Arthur Andersen LLP.
99.1	Certification of Annual Report dated February 25, 2003 signed by Donald N. Smith.
99.2	Certification of Annual Report dated February 25, 2003 signed by Paul V. Hoagland.

*
—Management Contract or Compensatory Plan or Arrangement

QuickLinks

PART I
EXECUTIVE OFFICERS
PART II
MARKET PRICE OF COMMON STOCK
EXPECTED YEAR OF MATURITY (dollars in thousands)
PART III
SIGNATURES
CERTIFICATIONS
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Dollars in thousands)
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Balance Sheet As of December 29, 2002 (in thousands)
Supplemental Condensed Consolidating Statement of Operations For the Year Ended December 29, 2002 (in thousands)
Supplemental Condensed Consolidating Statement of Cash Flows For the Year Ended December 29, 2002 (in thousands)
Supplemental Condensed Consolidating Balance Sheet As of December 30, 2001 (in thousands)
Supplemental Condensed Consolidating Statement of Operations For the Year Ended December 30, 2001 (in thousands)
Supplemental Condensed Consolidating Statement of Cash Flows For the Year Ended December 30, 2001 (in thousands)
Report of Independent Auditors
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
ANNUAL REPORT ON FORM 10-K ITEM 14(D) SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES FOR THE YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 and DECEMBER 31, 2000 (In thousands)
EXHIBIT INDEX
EXHIBIT INDEX (Continued)