Form 10-Q
period 2003-03-30
FRIENDLY ICE CREAM CORP
filed 2003-04-28
CIK 39135

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-3930

FRIENDLY ICE CREAM CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-2053130 (IRS Employer Identification No.)
1855 Boston Road, Wilbraham, Massachusetts (Address of Principal Executive Offices)	01095 (Zip Code)
(413) 543-2400 (Registrant's Telephone Number, Including Area Code)
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 21, 2003
Common Stock, $.01 par value	7,434,346 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 30, 2003	December 29, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,128	$34,341
Accounts receivable	9,653	10,853
Inventories	17,352	17,278
Deferred income taxes	7,771	7,771
Prepaid expenses and other current assets	3,340	3,062

TOTAL CURRENT ASSETS	68,244	73,305
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	157,758	158,373
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization	19,194	19,642
OTHER ASSETS	5,849	5,878

TOTAL ASSETS	$251,045	$257,198

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,041	$1,031
Current maturities of capital lease and finance obligations	1,033	1,362
Accounts payable	22,698	23,902
Accrued salaries and benefits	10,201	9,329
Accrued interest payable	6,637	1,961
Insurance reserves	12,761	11,330
Restructuring reserves	818	937
Other accrued expenses	15,017	22,885

TOTAL CURRENT LIABILITIES	70,206	72,737

DEFERRED INCOME TAXES	954	1,533
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	4,890	5,044
LONG-TERM DEBT, less current maturities	231,554	231,830
ACCRUED PENSION COST	15,995	16,281
OTHER LONG-TERM LIABILITIES	32,445	33,475
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock	74	74
Additional paid-in capital	140,166	139,974
Accumulated other comprehensive loss	(14,559)	(14,559)
Accumulated deficit	(230,680)	(229,191)

TOTAL STOCKHOLDERS' DEFICIT	(104,999)	(103,702)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$251,045	$257,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 30, 2003	March 31, 2002
REVENUES	$128,690	$129,174
COSTS AND EXPENSES:
Cost of sales	45,977	46,040
Labor and benefits	38,128	37,918
Operating expenses	25,063	24,040
General and administrative expenses	9,288	8,599
Write-downs of property and equipment	—	120
Depreciation and amortization	5,627	6,686
Loss on disposal of other property and equipment, net	573	512

OPERATING INCOME	4,034	5,259
Interest expense, net	6,102	6,337

LOSS BEFORE BENEFIT FROM INCOME TAXES	(2,068)	(1,078)
Benefit from income taxes	579	670

NET LOSS AND COMPREHENSIVE LOSS	$(1,489)	$(408)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.20)	$(0.06)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES	7,415	7,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 30, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,489)	$(408)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation expense	65	70
Depreciation and amortization	5,627	6,686
Write-downs of property and equipment	—	120
Deferred income tax benefit	(579)	(340)
Loss on disposal of other property and equipment, net	573	512
Changes in operating assets and liabilities:
Accounts receivable	1,200	(776)
Inventories	(74)	(3,916)
Other assets	(229)	318
Accounts payable	(1,204)	727
Accrued expenses and other long-term liabilities	(2,324)	(3,386)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,566	(393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,157)	(1,563)
Proceeds from sales of property and equipment	—	964

NET CASH USED IN INVESTING ACTIVITIES	(5,157)	(599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(267)	(380)
Repayments of capital lease and finance obligations	(482)	(464)
Stock options exercised	127	13

NET CASH USED IN FINANCING ACTIVITIES	(622)	(831)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,213)	(1,823)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,341	16,342

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,128	$14,519

SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) during the period for:
Interest	$1,325	$1,343
Income taxes	686	(3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information—

        The accompanying condensed consolidated financial statements as of March 30, 2003 and for the three months ended March 30, 2003 and March 31, 2002 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive loss of Friendly Ice Cream Corporation ("FICC") and subsidiaries (unless the context indicates otherwise, collectively, the "Company"). Such adjustments consist solely of normal recurring accruals. Operating results for the three months ended March 30, 2003 and March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company's business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company's consolidated financial statements, including the notes thereto, which are contained in the 2002 Annual Report on Form 10-K should be read in conjunction with these condensed consolidated financial statements. Capitalized terms not otherwise defined herein should be referenced to the 2002 Annual Report on Form 10-K.

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

        As of March 30, 2003, the remaining restructuring reserve was $818,000. The restructuring reserve may be increased or decreased based upon remaining payments, which could vary materially from the estimates depending upon the timing of restaurant closings and other factors.

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

  Inventories—

        Inventories were stated at the lower of first-in, first-out cost or market. Inventories at March 30, 2003 and December 29, 2002 were (in thousands):

	March 30, 2003	December 29, 2002
Raw materials	$1,832	$801
Goods in process	96	203
Finished goods	15,424	16,274

Total	$17,352	$17,278

  Long-Lived Assets—

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its 1988 Non-Friendly Marks, which were assigned to the Company by Hershey in September 2002, for impairment on a quarterly basis. The Company recognizes impairment has occurred when the carrying value of the 1988 Non-Friendly Marks exceeds the estimated future undiscounted cash flows of the trademarked products.

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

  Insurance Reserves—

        The Company is self-insured through retentions or deductibles for the majority of its workers' compensation, automobile, general liability, employer's liability, product liability and group health insurance programs. Self-insurance amounts vary up to $500,000 per occurrence. Insurance with third parties, some of which is then reinsured through Restaurant Insurance Corporation ("RIC"), the Company's wholly-owned subsidiary, is in place for claims in excess of these self-insured amounts. RIC reinsured 100% of the risk from $500,000 to $1,000,000 per occurrence through September 2, 2000 for FICC's workers' compensation, general liability, employer's liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. FICC's and RIC's liabilities for estimated incurred losses are actuarially determined and recorded in the accompanying condensed consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material affect on the Company's insurance expense.

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

  Derivative Instruments and Hedging Agreements—

        The Company enters into commodity option contracts from time to time to manage dairy cost pressures. The Company's commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133 and, accordingly, are marked to market each period, with the resulting gains or losses recognized in cost of sales.

  Net Loss Per Share—

        Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted loss per share because to do so would have been antidilutive, was 332,000 and 288,000 for the three months ended March 30, 2003 and March 31, 2002, respectively.

  Stock-Based Compensation—

        The Company accounts for stock-based compensation for employees under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and elected the disclosure-only alternative under SFAS No. 123, "Accounting for Stock-Based Compensation." No stock-based compensation cost is included in net loss, as all options granted during periods presented had an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure," the following table presents the effect on net loss and net loss per share had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123:

	March 30, 2003	March 31, 2002
Net loss, as reported	$(1,489,000)	$(408,000)
Less stock based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(31,000)	(21,000)

Pro forma net loss	$(1,520,000)	$(429,000)

Basic and diluted loss per share:
Basic and diluted loss per share, as reported	$(0.20)	$(0.06)
Basic and diluted loss per share, pro forma	$(0.20)	$(0.06)

        Fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for options issued in July 2002. There have been no options issued during the quarter ended March 30, 2003.

2002
Risk free interest rate	3.60%
Expected life	5 years
Expected volatility	79.97%
Dividend yield	0.00%
Fair value	$4.99

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

        During the three months ended March 30, 2003, the foodservice segment no longer charged additional zone pricing to the restaurant and franchise segments. As a result, intercompany zone pricing of approximately $109,000 was reclassified for the quarter ended March 31, 2002 to conform with current year presentation. Additionally, certain second and third quarter ice cream promotion marketing costs that were funded by the foodservice segment in 2002 will be reclassified to the restaurant segment.

        EBITDA represents net income before (i) benefit from income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) write-downs of property and equipment and (v) other non-cash items. The Company has included information concerning EBITDA in this Form 10-Q because the Company's management incentive plan pays bonuses based on achieving EBITDA targets and the Company believes that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company's operating performance.

	For the Three Months Ended
	March 30, 2003	March 31, 2002
	(in thousands)
Revenues before elimination of inter-segment revenues:
Restaurant	$103,168	$104,256
Foodservice	52,326	51,712
Franchise	2,255	2,129

Total	$157,749	$158,097

Intersegment revenues:
Restaurant	$—	$—
Foodservice	(29,059)	(28,923)
Franchise	—	—

Total	$(29,059)	$(28,923)

Revenues:
Restaurant	$103,168	$104,256
Foodservice	23,267	22,789
Franchise	2,255	2,129

Total	$128,690	$129,174

	For the Three Months Ended
	March 30, 2003	March 31, 2002
	(in thousands)
EBITDA:
Restaurant	$10,081	$12,105
Foodservice	3,189	3,566
Franchise	1,561	1,381
Corporate	(4,764)	(4,402)
Loss on property and equipment, net, excluding write-downs of property and equipment	(341)	(515)

Total	$9,726	$12,135

Interest expense, net-Corporate	$6,102	$6,337

Depreciation and amortization:
Restaurant	$3,799	$4,097
Foodservice	736	843
Franchise	39	74
Corporate	1,053	1,672

Total	$5,627	$6,686

Other non-cash expenses:
Corporate	$65	$70
Write-downs of property and equipment	—	120

Total	$65	$190

Income (loss) before income taxes:
Restaurant	$6,282	$8,008
Foodservice	2,453	2,723
Franchise	1,522	1,307
Corporate	(11,984)	(12,481)
Loss on property and equipment, net, including write-downs of property and equipment	(341)	(635)

Total	$(2,068)	$(1,078)

	March 30, 2003	December 29, 2002
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$4,286	$15,386
Foodservice	832	1,667
Corporate	39	1,039

Total	$5,157	$18,092

Total assets:
Restaurant	$146,134	$144,927
Foodservice	38,277	39,631
Franchise	8,129	9,062
Corporate	58,505	63,578

Total	$251,045	$257,198

3. NEW ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF Issue No. 02-16 is effective for arrangements entered into after November 21, 2002. The adoption of EITF Issue No. 02-16 had no material impact on net earnings in 2003.

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123's provisions for fair value recognition. SFAS No. 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. The Company did not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148, but will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to the timing of liability recognition. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had no material effect on the Company's financial position or results of operations.

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

4. RESTRUCTURING RESERVES

        The following represents the reserve and activity associated with the March 2000 and October 2001 restructurings (in thousands):

	For the Three Months Ended March 30, 2003
	Restructuring Reserves as of December 29, 2002	Costs Paid	Restructuring Reserves as of March 30, 2003
Rent	$679	$(64)	$615
Utilities and real estate taxes	121	(23)	98
Equipment	77	(31)	46
Other	60	(1)	59

Total	$937	$(119)	$818

	For the Three Months Ended March 31, 2002
	Restructuring Reserves as of December 30, 2001	Costs Paid	Restructuring Reserves as of March 31, 2002
Severance pay	$516	$(408)	$108
Rent	1,318	(136)	1,182
Utilities and real estate taxes	185	13	198
Equipment	480	—	480
Outplacement services	6	(1)	5
Other	551	(127)	424

Total	$3,056	$(659)	$2,397

        Based on information currently available, management believes that the restructuring reserve as of March 30, 2003 was adequate and not excessive.

5. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        FICC's obligation related to the Senior Notes are guaranteed fully and unconditionally by one of FICC's wholly owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc., Restaurant Insurance Corporation, and the three LLC subsidiaries, Friendly's Realty I, LLC, Friendly's Realty II, LLC and Friendly's Realty III, LLC (collectively, the "Non-guarantor Subsidiaries"). All of the LLCs' assets were owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs' assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of March 30, 2003 and December 29, 2002 and for the three months ended March 30, 2003 and March 31, 2002 were not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet
As of March 30, 2003
(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$26,413	$1,411	$2,304	$—	$30,128
Accounts receivable, net	8,298	1,355	—	—	9,653
Inventories	17,352	—	—	—	17,352
Deferred income taxes	7,718	18	—	35	7,771
Prepaid expenses and other current assets	9,293	1,516	7,777	(15,246)	3,340

Total current assets	69,074	4,300	10,081	(15,211)	68,244
Deferred income taxes	—	264	—	(264)	—
Property and equipment, net	108,772	—	48,986	—	157,758
Intangibles and deferred costs, net	16,536	—	2,658	—	19,194
Investments in subsidiaries	4,448	—	—	(4,448)	—
Other assets	4,934	6,940	915	(6,940)	5,849

Total assets	$203,764	$11,504	$62,640	$(26,863)	$251,045

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current maturities of long-term obligations	$8,809	$—	$1,041	$(7,776)	$2,074
Accounts payable	22,698	—	—	—	22,698
Accrued expenses	42,312	3,532	6,912	(7,322)	45,434

Total current liabilities	73,819	3,532	7,953	(15,098)	70,206
Deferred income taxes	1,183	—	—	(229)	954
Long-term obligations, less current maturities	183,617	—	52,827	—	236,444
Other long-term liabilities	50,144	720	4,664	(7,088)	48,440
Stockholders' (deficit) equity	(104,999)	7,252	(2,804)	(4,448)	(104,999)

Total liabilities and stockholders' (deficit) equity	$203,764	$11,504	$62,640	$(26,863)	$251,045

Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended March 30, 2003
(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$126,700	$1,990	$—	$—	$128,690
Costs and expenses:
Cost of sales	45,977	—	—	—	45,977
Labor and benefits	38,128	—	—	—	38,128
Operating expenses and write-downs of property and equipment	26,812	—	(1,749)	—	25,063
General and administrative expenses	8,129	1,159	—	—	9,288
Depreciation and amortization	5,052	—	575	—	5,627
Loss on sales of other property and equipment, net	511	—	62	—	573
Interest expense, net	4,954	—	1,148	—	6,102

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(2,863)	831	(36)	—	(2,068)
Benefit from (provision for) income taxes	969	(341)	(49)	—	579

(Loss) income before equity in net income of consolidated subsidiaries	(1,894)	490	(85)	—	(1,489)
Equity in net income of consolidated subsidiaries	405	—	—	(405)	—

Net (loss) income	$(1,489)	$490	$(85)	$(405)	$(1,489)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 30, 2003
(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,029	$(533)	$605	$(535)	$1,566

Cash flows from investing activities:
Purchases of property and equipment	(5,157)	—	—	—	(5,157)
Return of investment in subsidiary	179	—	—	(179)	—

Net cash used in investing activities	(4,978)	—	—	(179)	(5,157)

Cash flows from financing activities:
Repayments of obligations	(482)	—	(267)	—	(749)
Stock options exercised	127	—	—	—	127
Reinsurance payments made from deposits	—	—	(535)	535	—
Dividends paid	—	—	(179)	179	—

Net cash used in financing activities	(355)	—	(981)	714	(622)

Net decrease in cash and cash equivalents	(3,304)	(533)	(376)	—	(4,213)
Cash and cash equivalents, beginning of period	29,717	1,944	2,680	—	34,341

Cash and cash equivalents, end of period	$26,413	$1,411	$2,304	$—	$30,128

Supplemental disclosures:
Interest paid	$175	$—	$1,150	$—	$1,325
Income taxes paid	675	11	—	—	686

Supplemental Condensed Consolidating Balance Sheet
As of December 29, 2002
(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$29,717	$1,944	$2,680	$—	$34,341
Accounts receivable, net	9,695	1,158	—	—	10,853
Inventories	17,278	—	—	—	17,278
Deferred income taxes	7,718	18	—	35	7,771
Prepaid expenses and other current assets	8,624	1,175	7,778	(14,515)	3,062

Total current assets	73,032	4,295	10,458	(14,480)	73,305
Deferred income taxes	—	264	—	(264)	—
Property and equipment, net	108,805	—	49,568	—	158,373
Intangibles and deferred costs, net	16,930	—	2,712	—	19,642
Investments in subsidiaries	4,222	—	—	(4,222)	—
Other assets	4,963	6,742	915	(6,742)	5,878

Total assets	$207,952	$11,301	$63,653	$(25,708)	$257,198

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current maturities of long-term obligations	$9,138	$—	$1,031	$(7,776)	$2,393
Accounts payable	23,902	—	—	—	23,902
Accrued expenses	42,581	3,654	6,861	(6,654)	46,442

Total current liabilities	75,621	3,654	7,892	(14,430)	72,737
Deferred income taxes	1,762	—	—	(229)	1,533
Long-term obligations, less current maturities	183,771	—	53,103	—	236,874
Other long-term liabilities	50,500	885	5,198	(6,827)	49,756
Stockholders' (deficit) equity	(103,702)	6,762	(2,540)	(4,222)	(103,702)

Total liabilities and stockholders' (deficit) equity	$207,952	$11,301	$63,653	$(25,708)	$257,198

Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2002
(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$127,387	$1,787	$—	$—	$129,174
Costs and expenses:
Cost of sales	46,040	—	—	—	46,040
Labor and benefits	37,918	—	—	—	37,918
Operating expenses and write-downs of property and equipment	25,909	—	(1,749)	—	24,160
General and administrative expenses	7,435	1,164	—	—	8,599
Depreciation and amortization	6,099	—	587	—	6,686
Loss on sales of other property and equipment, net	512	—	—	—	512
Interest expense, net	5,174	—	1,163	—	6,337

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(1,700)	623	(1)	—	(1,078)
Benefit from (provision for) income taxes	1,044	(255)	(119)	—	670
(Loss) income before equity in net income of consolidated subsidiaries	(656)	368	(120)	—	(408)
Equity in net income of consolidated subsidiaries	248	—	—	(248)	—

Net (loss) income	$(408)	$368	$(120)	$(248)	$(408)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2002
(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(1,479)	$(88)	$1,054	$120	$(393)

Cash flows from investing activities:
Purchases of property and equipment	(1,563)	—	—	—	(1,563)
Proceeds from sales of property and equipment	964	—	—	—	964

Net cash used in investing activities	(599)	—	—	—	(599)

Cash flows from financing activities:
Repayments of obligations	(602)	—	(242)	—	(844)
Stock options exercised	13	—	—	—	13
Reinsurance deposits received	—	—	1,000	(1,000)	—
Reinsurance payments made from deposits	—	—	(880)	880	—

Net cash used in financing activities	(589)	—	(122)	(120)	(831)

Net (decrease) increase in cash and cash equivalents	(2,667)	(88)	932	—	(1,823)
Cash and cash equivalents, beginning of period	15,116	104	1,122	—	16,342

Cash and cash equivalents, end of period	$12,449	$16	$2,054	$—	$14,519

Supplemental disclosures:
Interest paid	$180	$—	$1,163	$—	$1,343
Income taxes (refunded) paid	(5)	2	—	—	(3)

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

  Overview

        The Company's revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of frozen desserts through retail and institutional locations and franchising. Friendly's owns and operates 385 full-service restaurants, franchises 158 full-service restaurants and six non-traditional units and manufactures a full line of frozen desserts distributed through more than 3,500 supermarkets and other retail locations in 14 states.

        Following is a summary of the Company-owned and franchised units:

	For the Three Months Ended
	March 30, 2003	March 31, 2002
Company Units:
Beginning of period	387	393
Closings	(2)	(3)

End of period	385	390

Franchised Units:
Beginning of period	162	167
Openings	2	2
Closings	—	(3)

End of period	164	166

  Revenues:

        Total revenues decreased $0.5 million, or 0.4%, to $128.7 million for the first quarter ended March 30, 2003 from $129.2 million for the same quarter in 2002. Restaurant revenues decreased $1.1 million, or 1.0%, to $103.2 million for the first quarter of 2003 from $104.3 million for the same quarter in 2002. The closing of eight locations over the past 15 months and a fire at an existing location resulted in a $0.9 million decline in restaurant revenues in the 2003 period as compared to the 2002 period. Operating days in comparable operating units were further reduced by 0.5% due to winter storm closings and the construction period closings associated with the Company's re-image program. Eleven locations were re-imaged during the first quarter ended March 30, 2003. Partially offsetting these decreases was a 0.3% increase in comparable restaurant revenues from the 2002 quarter to the

2003 quarter. Foodservice (product sales to franchisees and retail customers) revenues increased by $0.5 million, or 2.1%, to $23.3 million for the first quarter ended March 30, 2003 from $22.8 million for the same quarter in 2002. Franchised restaurant product revenues were unchanged while sales to foodservice retail supermarket customers increased by $0.5 million. Franchise royalty and fee revenues increased $0.1 million, or 5.9%, to $2.2 million for the first quarter ended March 30, 2003 compared to $2.1 million for the same quarter in 2002. The increase is largely the result of increased comparable franchised restaurant revenues in the 2003 period when compared to the same period in 2002. There were 164 franchise units open at March 30, 2003 compared to 166 franchise units open at March 31, 2002.

  Cost of sales:

        Cost of sales was $46.0 million for the three months ended March 30, 2003 and for the same period in 2002. Cost of sales as a percentage of total revenues increased to 35.7% for the quarter ended March 30, 2003 from 35.6% for the same period in 2002. The higher food cost as a percentage of total revenue was due to a shift in sales mix from Company-owned restaurant sales to foodservice sales and a decline in restaurant ice cream sales, which had an unfavorable impact on the restaurant snack daypart, as mild weather in the 2002 period did not repeat in the 2003 period. An increase in foodservice retail sales promotional allowances, recorded as offsets to revenues, also had an unfavorable impact. Foodservice sales to franchisees and retail supermarket customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons. Restaurant cost of sales as a percentage of restaurant revenues improved in the 2003 period when compared to the 2002 period in part due to an improvement in food cost controls in the current period. The cost of cream, the principal ingredient used in making ice cream, was lower in 2003 when compared to 2002. The Company expects that cream prices will increase during the remainder of 2003.

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

  Labor and benefits:

        Labor and benefits increased $0.2 million, or 0.6%, to $38.1 million for the first quarter ended March 30, 2003 from $37.9 million for the same quarter in 2002. Labor and benefits as a percentage of total revenues increased to 29.6% for the first quarter ended March 30, 2003 from 29.3% for the same quarter in 2002. As a percentage of restaurant revenues, labor and benefits increased to 37.0% for the 2003 period from 36.4% in the 2002 period. The increase in labor and benefits as a percentage of restaurant revenue related to restaurant benefits, as the restaurant pension benefit was reduced in the 2003 period when compared to the 2002 period. Additionally, restaurant group insurance costs rose in the current period when compared to the 2002 period. Revenue increases derived from franchised locations and retail supermarket customers, which do not have any associated restaurant labor and benefits, reduced the impact of the higher restaurant benefits as a percentage of total revenues.

  Operating expenses:

        Operating expenses increased $1.1 million, or 4.3%, to $25.1 million for the first quarter ended March 30, 2003 from $24.0 million for the same quarter in 2002. Operating expenses as a percentage of total revenues were 19.5% and 18.6% for the first quarters ended March 30, 2003 and March 31, 2002, respectively. The increase as a percentage of total revenues resulted from restaurant increases for snow removal, natural gas and advertising costs in the 2003 period when compared to the 2002 period.

  General and administrative expenses:

        General and administrative expenses were $9.3 million and $8.6 million for the first quarters ended March 30, 2003 and March 31, 2002, respectively. General and administrative expenses as a percentage of total revenues increased to 7.2% for the first quarter ended March 30, 2003 from 6.7% for the same period in 2002. The increase is primarily the result of increases in employment recruitment and bonus expenses and a reduction in the period on period pension benefit.

  Depreciation and amortization:

        Depreciation and amortization decreased $1.1 million, or 15.8%, to $5.6 million for the first quarter ended March 30, 2003 from $6.7 million for the same quarter in 2002. Depreciation and amortization as a percentage of total revenues was 4.4% and 5.2% in the 2003 and 2002 quarters, respectively. The reduction reflects the impact on depreciation associated with the Company's closing of eight locations over the past 15 months and the decline in depreciation expense associated with certain purchased software at the Company's headquarters.

  Loss on disposal of other property and equipment, net:

        The loss on disposal of other property and equipment, net was $0.6 million and $0.5 million for the quarters ended March 30, 2003 and March 31, 2002, respectively. The loss in the 2003 quarter primarily resulted from disposals related to the remodeling of restaurants and the replacement of inoperative equipment. The loss in the 2002 quarter primarily resulted from the sale of idle land and two closed locations.

  Write-downs of property and equipment:

        Write-downs of property and equipment were $0.1 million for the three months ended March 31, 2002 as a result of a write down of a vacant land parcel.

  Interest expense, net:

        Interest expense, net of capitalized interest and interest income, decreased by $0.2 million, or 3.7%, to $6.1 million for the first quarter ended March 30, 2003 from $6.3 million for the same period in 2002. The decrease is primarily impacted by the decrease in the average outstanding debt in the 2003 quarter compared to the 2002 quarter as a result of the Refinancing Plan as described in Liquidity and Capital Resources. Total outstanding debt, including capital lease and finance obligations, was reduced from $241.1 million at March 31, 2002 to $238.5 million at March 30, 2003.

  Benefit from income taxes:

        The benefit from income taxes was $0.6 million, an effective tax rate of 28%, for the first quarter ended March 30, 2003 compared to a benefit from taxes of $0.7 million, or 62.2%, for the 2002 quarter. The rate in 2002 was reduced in subsequent quarters as tax credits and changes to state valuation allowances reduced the rate. The tax rate at the end of the 2002 fiscal year was 24.0%. At this time, the Company estimates that the effective tax rate for 2003 will be 28%. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change.

  Net loss:

        Net loss was $1.5 million and $0.4 million for the first quarters ended March 30, 2003 and March 31, 2002, respectively, for the reasons discussed above.

  Liquidity and Capital Resources

        The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $1.6 million for the first quarter ended March 30, 2003. During the three months ended March 30, 2003, accounts receivable decreased $1.2 million due to the receipt of monies related to franchisee gift cards sold of $0.4 million, fire proceeds collected of $0.3 million and collections related to strong fourth quarter 2002 retail activity. Accrued expenses and other long-term liabilities decreased $2.3 million as a result of $4.3 million of payments made for corporate and restaurant bonuses and $3.3 million of payments made for accrued construction costs. These decreases were offset by an increase in accrued interest of $4.7 million related to the timing of interest payment dates and increased accrued payroll taxes as wage limits are not yet reached in the early part of the year.

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

        Net cash used in investing activities was $5.2 million for the three months ended March 30, 2003. Capital expenditures for restaurant operations were approximately $4.3 million for the quarter ended March 30, 2003.

        The Company had a working capital deficit of $2.0 million as of March 30, 2003. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

        In December 2001, the Company completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of the $64.5 million outstanding under the Old Credit Facility and the repurchase of approximately $21.3 million in Senior Notes with the proceeds from $55.0 million in long-term mortgage financing (the "Mortgage Financing") and a $33.7 million sale and leaseback transaction (the "Sale/Leaseback Financing"). In addition, FICC secured a new $30.0 million revolving credit facility (the "New Credit Facility") of which up to $20.0 million is available to support letters of credit. The $30.0 million commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of March 30, 2003, $15.4 million was available for additional borrowings under the New Credit Facility, total letters of credit outstanding were approximately $14.6 million and there were no revolving credit loans outstanding.

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

        The Mortgage Financing has a maturity date of January 1, 2022 and is amortized over 20 years. Interest on $10 million of the original $55 million from the Mortgage Financing is variable and is the sum of the 30-day LIBOR rate in effect (1.3075% at March 30, 2003) plus 6% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances which are re-amortized over the remaining life of the mortgages. The remaining $45 million of the original $55 million from the Mortgage Financing bears interest at a fixed annual rate of 10.16%. Each promissory note may be prepaid in full. The variable rate notes are subject to prepayment penalties during the first five years. The fixed rate notes may not be prepaid without the Company providing the note holders with a yield maintenance premium.

        The Mortgage Financing requires the Company to maintain a fixed charge coverage ratio, as defined, of at least 1.10 to 1 and each LLC to maintain a fixed charge coverage ratio, as defined, on an aggregate restaurant basis of at least 1.25 to 1. The Company is in compliance with these covenants.

        The New Credit Facility is secured by substantially all of the assets of FICC and two of its six subsidiaries, Friendly's Restaurants Franchise Inc. and Friendly's International Inc. These two subsidiaries also guaranty FICC's obligations under the New Credit Facility. The New Credit Facility was amended on December 27, 2002 to extend the maturity date to December 17, 2005. As of March 30, 2003, there were no revolving credit loans outstanding.

        The revolving credit loans bear interest at the Company's option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the "Base Rate") (6.25% at March 30, 2003) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the "Eurodollar Rate") (5.25% at March 30, 2003).

        As of March 30, 2003 and December 29, 2002, total letters of credit outstanding were approximately $14.6 million. During the three months ended March 30, 2003 and March 31, 2002, there were no drawings against the letters of credit.

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

        In connection with the Refinancing Plan, in December 2001 the Company entered into and accounted for the Sale/Leaseback Financing, which provided approximately $33.7 million of proceeds to the Company. The Company sold 44 properties operating as Friendly's Restaurants and entered into a master lease with the buyer to lease the 44 properties for an initial term of 20 years. There are four five-year renewal options and lease payments are subject to escalator provisions every five years based upon increases in the Consumer Price Index.

        The $200 million Senior Notes issued in November 1997 (the "Senior Notes") are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC's Friendly's Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The Senior Notes mature on December 1, 2007. Interest on the Senior Notes is payable at 10.50% per annum semi-annually on June 1 and December 1 of each year. In connection with the Refinancing Plan, FICC repurchased approximately $21.3 million in aggregate principal amount of the Senior Notes for $17.0 million. The remaining $178.7 million of the $200 million Senior Notes are redeemable, in whole or in part, at FICC's option any time on or after December 1, 2002 at redemption prices from 105.25% to 100.00%, based on the redemption date.

        The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for 2003 are anticipated to be $31.2 million in the aggregate, of which $24.9 million is expected to be spent on restaurant operations. The Company's actual 2003 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the New Credit Facility will be sufficient to meet the Company's anticipated operating requirements, capital requirements and obligations associated with the restructuring.

        The following represents the contractual obligations and commercial commitments of the Company as of March 30, 2003 (in thousands):

		Payments due by Period
Contractual Obligations:	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-Term Debt	$232,595	$765	$2,368	$181,616	$47,846
Capital Lease Obligations	9,140	1,299	2,189	1,513	4,139
Operating Leases	150,903	17,045	30,794	22,589	80,475
Purchase Commitments	90,110	86,331	3,714	65	—
		Amount of Commitment Expiration by Period
Other Commercial Commitments:	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Revolving Credit Facility	$15,394	$—	$15,394	$—	$—
Letters of Credit	14,606	—	14,606	—	—

  Seasonality

        Due to the seasonality of frozen dessert consumption, and the effect from time to time of weather on patronage of the restaurants, the Company's revenues and operating income are typically higher in its second and third quarters.

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

  Significant Accounting Policies

        Financial Reporting Release No. 60 issued by the Securities and Exchange Commission requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company. The Company's consolidated financial statements, including the notes thereto, which are contained in the 2002 Annual Report on Form 10-K should be read in conjunction with this discussion.

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

  Insurance Reserves—

        The Company is self-insured through retentions or deductibles for the majority of its workers' compensation, automobile, general liability, employer's liability, product liability and group health insurance programs. Self-insurance amounts vary up to $500,000 per occurrence. Insurance with third parties, some of which is then reinsured through Restaurant Insurance Corporation ("RIC"), the Company's wholly-owned subsidiary, is in place for claims in excess of these self-insured amounts. RIC reinsured 100% of the risk from $500,000 to $1,000,000 per occurrence through September 2, 2000 for FICC's workers' compensation, general liability, employer's liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. FICC's and RIC's liabilities for estimated incurred losses are actuarially determined and recorded in the accompanying condensed consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material affect on the Company's insurance expense.

  Long-Lived Assets—

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its 1988 Non-Friendly Marks, which were assigned to the Company by Hershey in September 2002, for impairment on a quarterly basis. The Company recognizes impairment has occurred when the carrying value of the 1988 Non-Friendly Marks exceeds the estimated future undiscounted cash flows of the trademarked products.

        The Company reviews each restaurant property quarterly to determine which properties will be disposed of, if any. This determination is made based on poor operating results, deteriorating property values and other factors. In addition, the Company reviews all restaurants with negative cash flow for impairment on a quarterly basis. The Company recognizes impairment has occurred when the carrying value of property reviewed exceeds its estimated fair value, which is estimated based on the Company's experience selling similar properties and local market conditions, less costs to sell for properties to be disposed of.

  Income Taxes—

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. As of March 30, 2003 and December 29, 2002, a valuation allowance of $10.2 million existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

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

  Stock-Based Compensation—

        The Company accounts for stock-based compensation for employees under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and elected the disclosure-only alternative under SFAS No. 123, "Accounting for Stock-Based Compensation." No stock-based compensation cost is included in net loss, as all options granted during periods presented had an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure," the Company will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

  Recently Issued Accounting Pronouncements

        In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF Issue No. 02-16 is effective for arrangements entered into after November 21, 2002. The adoption of EITF Issue No. 02-16 had no material impact on net earnings in 2003.

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123's provisions for fair value recognition. SFAS No. 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. The Company did not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148, but will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to the timing of liability recognition. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had no material effect on the Company's financial position or results of operations.

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

Item 4. Controls and Procedures

        As of March 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 30, 2003.

PART II—OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

(a)
Exhibits

        The exhibit index is incorporated by reference herein.

(b)
None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDLY ICE CREAM CORPORATION
By:	/s/ PAUL V. HOAGLAND Name: Paul V. Hoagland Title: Executive Vice President of Administration and Chief Financial Officer Date: April 28, 2003

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ JOHN L. CUTTER Chief Executive Officer and President

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ PAUL V. HOAGLAND Executive Vice President of Administration and Chief Financial Officer

Exhibit Index

3.1	Restated Articles of Organization of Friendly Ice Cream Corporation (the "Company") (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, File No. 0-3930).
4.1	Credit Agreement among the Company, Fleet Bank, N.A and certain other banks and financial institutions ("Credit Agreement") dated as of December 17, 2001 (Incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 0-3930).
4.1(a)	Consent, Limited Waiver and Amendment No. 1 to Revolving Credit Agreement dated as of February 15, 2002. (Incorporated by reference to Exhibit 4.1(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 0-3930).
4.1(b)	Limited Waiver and Amendment No. 2 to Revolving Credit Agreement dated as of December 27, 2002. (Incorporated by reference to Exhibit 4.1(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 0-3930).
4.2	Loan Agreement between the Company's subsidiary, Friendly's Realty I, LLC and G.E. Franchise Finance Corporation dated as of December 17, 2001 (Incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 0-3930).
4.3	Loan Agreement between the Company's subsidiary, Friendly's Realty II, LLC and G.E. Franchise Finance Corporation dated as of December 17, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 0-3930).
4.4	Loan Agreement between the Company's subsidiary, Friendly's Realty III, LLC and G.E. Franchise Finance Corporation dated as of December 17, 2001 (Incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 0-3930).
4.5	Senior Note Indenture between Friendly Ice Cream Corporation, Friendly's Restaurants Franchise, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, File No. 0-3930).
4.6	Rights Agreement between the Company and The Bank of New York, a Rights Agent (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).
10.1	The Company's Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).*
10.1(a)	The Company's 1997 Stock Option Plan (as amended effective March 27, 2000). (Incorporated by reference to Exhibit 10.1(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 0-3930).*
10.1(b)	The Company's 1997 Stock Option Plan (as amended effective October 24, 2001). (Incorporated by reference to Exhibit 10.1(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 0-3930).*
10.2	The Company's Restricted Stock Plan (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).*
10.3	Purchase Agreement between Realty Income Corporation as buyer and Company as seller dated December 13, 2001 (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 0-3930).

10.9	Sublease between SSP Company, Inc. and the Company, as amended, for the Chicopee, Massachusetts Distribution Center (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).
10.10	TRC Management Contract between the Company and The Restaurant Company (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).
10.11	Aircraft Reimbursement Agreement between the Company and TRC Realty Co (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, File No. 0-3930).
10.12	Agreement between Company and Robert L. Hogan executed January 13, 2003.*
21.1	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 0-3930).
23.1	Consent of Ernst & Young LLP. (Incorporated by reference to Exhibit 23.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 0-3930).
23.2	Consent of Arthur Andersen LLP. (Incorporated by reference to Exhibit 23.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 0-3930).
99.1	Certification of Periodic Report dated April 28, 2003 signed by John L. Cutter.
99.2	Certification of Periodic Report dated April 28, 2003 signed by Paul V. Hoagland.

        *Management Contract or Compensatory Plan or Arrangement

QuickLinks

PART I—FINANCIAL INFORMATION
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Supplemental Condensed Consolidating Balance Sheet As of March 30, 2003 (In thousands)
Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended March 30, 2003 (In thousands)
Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 30, 2003 (In thousands)
Supplemental Condensed Consolidating Balance Sheet As of December 29, 2002 (In thousands)
Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2002 (In thousands)
Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2002 (In thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
SIGNATURES
Certifications
Exhibit Index