Form 10-Q
period 2003-06-29
FRIENDLY ICE CREAM CORP
filed 2003-07-24
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 0-3930

FRIENDLY ICE CREAM CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2053130
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1855 Boston Road Wilbraham, Massachusetts	01095
(Address of Principal Executive Offices)	(Zip Code)

(413) 543-2400
(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 18, 2003

Common Stock, $.01 par value	7,449,677 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 29, 2003	December 29, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,747	$34,341
Restricted cash	2,180	—
Accounts receivable	13,683	10,853
Inventories	15,649	17,278
Deferred income taxes	7,771	7,771
Prepaid expenses and other current assets	3,112	3,062
TOTAL CURRENT ASSETS	73,142	73,305
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	162,892	158,373
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization	18,786	19,642
OTHER ASSETS	5,847	5,878
TOTAL ASSETS	$260,667	$257,198

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,067	$1,031
Current maturities of capital lease and finance obligations	773	1,362
Accounts payable	32,354	23,902
Accrued salaries and benefits	11,162	9,329
Accrued interest payable	2,057	1,961
Insurance reserves	10,792	11,330
Restructuring reserves	649	937
Other accrued expenses	15,865	22,885
TOTAL CURRENT LIABILITIES	74,719	72,737
DEFERRED INCOME TAXES	1,886	1,533
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	4,743	5,044
LONG-TERM DEBT, less current maturities	231,284	231,830
ACCRUED PENSION COST	15,711	16,281
OTHER LONG-TERM LIABILITIES	34,108	33,475
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock	74	74
Additional paid-in capital	140,291	139,974
Accumulated other comprehensive loss	(14,559)	(14,559)
Accumulated deficit	(227,590)	(229,191)
TOTAL STOCKHOLDERS’ DEFICIT	(101,784)	(103,702)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$260,667	$257,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

REVENUES	$155,648	$152,181	$284,338	$281,355

COSTS AND EXPENSES:
Cost of sales	55,179	52,952	101,156	98,992
Labor and benefits	43,796	42,243	81,924	80,161
Operating expenses	30,539	29,422	55,602	53,462
General and administrative expenses	9,170	8,681	18,458	17,280
Reduction of restructuring reserve	—	(400)	—	(400)
Write-downs of property and equipment	—	311	—	431
Depreciation and amortization	5,746	6,387	11,373	13,073
Loss on sales of other property and equipment, net	835	129	1,408	641

OPERATING INCOME	10,383	12,456	14,417	17,715

Interest expense, net	6,092	6,215	12,194	12,552

INCOME BEFORE PROVISION FOR INCOME TAXES	4,291	6,241	2,223	5,163

Provision for income taxes	(1,201)	(2,426)	(622)	(1,756)

NET INCOME	$3,090	$3,815	$1,601	$3,407

BASIC NET INCOME PER SHARE	$0.42	$0.52	$0.22	$0.46

DILUTED NET INCOME PER SHARE	$0.41	$0.49	$0.21	$0.44

WEIGHTED AVERAGE SHARES:
Basic	7,441	7,366	7,428	7,359
Diluted	7,574	7,722	7,564	7,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 29, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,601	$3,407
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	129	133
Depreciation and amortization	11,373	13,073
Write-downs of property and equipment	—	431
Deferred income tax expense	353	2,086
Loss on disposal of other property and equipment, net	1,408	641
Changes in operating assets and liabilities:
Accounts receivable	(2,830)	(2,550)
Inventories	1,629	(5,190)
Other assets	(2,199)	(2,669)
Accounts payable	8,452	2,536
Accrued expenses and other long-term liabilities	(6,097)	(3,221)
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,819	8,677

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,201)	(4,811)
Proceeds from sales of property and equipment	—	1,293
NET CASH USED IN INVESTING ACTIVITIES	(16,201)	(3,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(510)	(531)
Repayments of capital lease and finance obligations	(890)	(928)
Stock options exercised	188	88
NET CASH USED IN FINANCING ACTIVITIES	(1,212)	(1,371)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,594)	3,788

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,341	16,342

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,747	$20,130

SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) during the period for:
Interest	$12,056	$11,648
Income taxes	863	(18)
Lease incentive equipment received	243	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information -

The accompanying condensed consolidated financial statements as of June 29, 2003 and for the second quarters and six months ended June 29, 2003 and June 30, 2002 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive income of Friendly Ice Cream Corporation (“FICC”) and subsidiaries (unless the context indicates otherwise, collectively, the “Company”). Such adjustments consist solely of normal recurring accruals. Operating results for the three and six month periods ended June 29, 2003 and June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company’s business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company’s consolidated financial statements, including the notes thereto, which are contained in the 2002 Annual Report on Form 10-K should be read in conjunction with these condensed consolidated financial statements. Capitalized terms not otherwise defined herein should be referenced to the 2002 Annual Report on Form 10-K.

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

Insurance Reserves -

The Company is self-insured through retentions or deductibles for the majority of its workers’ compensation, automobile, general liability, employer’s liability, product liability and group health insurance programs. Self-insurance amounts vary up to $500,000 per occurrence. Insurance with third parties, some of which is then reinsured through Restaurant Insurance Corporation (“RIC”), the Company’s wholly-owned subsidiary, is in place for claims in excess of these self-insured amounts. RIC reinsured 100% of the risk from $500,000 to $1,000,000 per occurrence through September 2, 2000 for FICC’s workers’ compensation, general liability, employer’s liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. FICC’s and RIC’s liabilities for estimated incurred losses are actuarially determined and recorded in the accompanying condensed consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material effect on the Company’s insurance expense.

Concentration of Credit Risk -

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

As of June 29, 2003, the remaining restructuring reserve was $649,000. The restructuring reserve may be increased or decreased based upon remaining payments, which could vary materially from the estimates depending upon the timing of restaurant closings and other factors.

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

Restricted Cash -

Restaurant Insurance Corporation (“RIC”), an insurance subsidiary, is required to hold assets in trust whose value is at least equal to certain of RIC’s outstanding estimated insurance claim liabilities. Accordingly, as of June 29, 2003, cash of approximately $2,180,000 was restricted. There was no restricted cash as of December 29, 2002 as this requirement was satisfied with a letter of credit.

Inventories -

Inventories were stated at the lower of first-in, first-out cost or market. Inventories at June 29, 2003 and December 29, 2002 were (in thousands):

	June 29, 2003	December 29, 2002

Raw materials	$1,686	$801
Goods in process	156	203
Finished goods	13,807	16,274

Total	$15,649	$17,278

Long-Lived Assets -

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its Non-Friendly Marks, which were assigned to the Company by Hershey in September 2002, for impairment on a quarterly basis. The Company recognizes impairment has occurred when the carrying value of the Non-Friendly Marks exceeds the estimated future undiscounted cash flows of the trademarked products.

The Company reviews each restaurant property quarterly to determine which properties will be disposed of, if any. This determination is made based on poor operating results, deteriorating property values and other factors. In addition, the Company reviews all restaurants with negative cash flow for impairment on a quarterly basis. The Company recognizes an impairment has occurred when the carrying value of property reviewed exceeds its estimated fair value, which is estimated based on the Company’s experience selling similar properties and local market conditions, less costs to sell for properties to be disposed of.

Income Taxes -

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely.

Derivative Instruments and Hedging Agreements -

The Company enters into commodity option contracts from time to time to manage dairy cost pressures. The Company’s commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133 and, accordingly, are marked to market each period, with the resulting gains or losses recognized in cost of sales.

Earnings Per Share -

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted income per share because to do so would have been antidilutive, was 191,110 and 53,420 for the three months ended June 29, 2003 and June 30, 2002, respectively. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted income per share because to do so would have been antidilutive, was 191,110 and 55,340 for the six months ended June 29, 2003 and June 30, 2002, respectively.

Presented below is the reconciliation between basic and diluted weighted average shares for the three and six months ended June 29, 2003 and June 30, 2002 (in thousands):

	For the Three Months Ended
	Basic		Diluted
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Weighted average number of common shares outstanding during the period	7,441	7,366	7,441	7,366
Adjustments:
Assumed exercise of stock options	—	—	133	356
Weighted average number of shares outstanding	7,441	7,366	7,574	7,722

	For the Six Months Ended
	Basic		Diluted
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Weighted average number of common shares outstanding during the period	7,428	7,359	7,428	7,359
Adjustments:
Assumed exercise of stock options	—	—	136	309
Weighted average number of shares outstanding	7,428	7,359	7,564	7,668

Stock-Based Compensation -

The Company accounts for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.”  No stock-based compensation cost is included in net income, as all options granted during periods presented had an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” the following table presents the effect on net income and net income per share had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net income, as reported	$3,090,000	$3,815,000	$1,601,000	$3,407,000
Less stock based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(50,000)	(49,000)	(92,000)	(93,000)

Pro forma net income	$3,040,000	$3,766,000	$1,509,000	$3,314,000

Basic net income per share, as reported	$0.42	$0.52	$0.22	$0.46
Basic net income per share, pro forma	$0.41	$0.51	$0.20	$0.45

Diluted net income per share, as reported	$0.41	$0.49	$0.21	$0.44
Diluted net income per share, pro forma	$0.40	$0.49	$0.20	$0.43

Fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for options issued in July 2002. There have been no options issued during the three and six month periods ended June 29, 2003.

Risk free interest rate	3.60%
Expected life	5 years
Expected volatility	79.97%
Dividend yield	0.00%
Fair value	$4.99

Reclassifications -

Certain prior year amounts have been reclassified to conform with current year presentation.

2.   SEGMENT REPORTING

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is the Chief Executive Officer and President of the Company. The Company’s operating segments include restaurant, foodservice and franchise. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which generally are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the accompanying condensed consolidated financial statements.

The Company’s restaurants target families with children and adults who desire a reasonably priced meal in a full-service setting. The Company’s menu offers a broad selection of freshly-prepared foods which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items. Foodservice operations manufactures frozen dessert products and distributes such manufactured products and purchased finished goods to the Company’s restaurants and franchised operations. Additionally, it sells frozen dessert products to distributors and retail and institutional locations. The Company’s franchise segment includes a royalty based on franchise restaurant revenue. In addition, the Company receives rental income from various franchised restaurants. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment. These costs include expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarters activities.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the financial results for the foodservice operating segment, prior to intersegment eliminations, have been prepared using a management approach, which is consistent with the basis and manner in which the Company’s management internally reviews financial information for the purpose of assisting in making internal operating decisions. Using this approach, the Company evaluates performance based on stand-alone operating segment income (loss) before income taxes and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

During the three and six months ended June 29, 2003, the foodservice segment no longer charged additional zone pricing to the restaurant and franchise segments. As a result, intercompany zone pricing of approximately $123,000 and $232,000 was reclassified out of foodservice revenue, resulting in reduced cost of sales in the restaurant and franchise segments for the three and six months ended June 30, 2002, respectively, to conform with current year presentation. Additionally, second quarter ice cream promotion marketing costs of $729,000 that were funded by the foodservice segment in 2002 were reclassified to the restaurant segment.

EBITDA represents net income before (i) provision for income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) write-downs of property and equipment and (v) other non-cash items. The Company has included information concerning EBITDA in this Form 10-Q because the Company’s management incentive plan pays bonuses based on achieving EBITDA targets and the Company believes that such information is used by certain investors as one measure of a company’s historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company’s operating performance.

	For the Three Months Ended		For the Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(in thousands)
Revenues:
Restaurant	$123,002	$121,893	$226,170	$226,149
Foodservice	64,633	61,964	116,959	113,676
Franchise	2,710	2,550	4,965	4,679
Total	$190,345	$186,407	$348,094	$344,504

Intersegment revenues:
Restaurant	$—	$—	$—	$—
Foodservice	(34,697)	(34,226)	(63,756)	(63,149)
Franchise	—	—	—	—
Total	$(34,697)	$(34,226)	$(63,756)	$(63,149)

External revenues:
Restaurant	$123,002	$121,893	$226,170	$226,149
Foodservice	29,936	27,738	53,203	50,527
Franchise	2,710	2,550	4,965	4,679
Total	$155,648	$152,181	$284,338	$281,355

	For the Three Months Ended		For the Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(in thousands)
EBITDA:
Restaurant	$14,402	$15,163	$24,483	$27,268
Foodservice	5,258	5,398	8,447	8,964
Franchise	2,002	1,755	3,563	3,136
Corporate	(4,587)	(3,981)	(9,351)	(8,383)
(Loss) gain on property and equipment, net	(882)	482	(1,223)	(33)
Reduction of restructure reserve	—	400	—	400
Total	$16,193	$19,217	$25,919	$31,352

Interest expense, net-Corporate	$6,092	$6,215	$12,194	$12,552

Depreciation and amortization:
Restaurant	$3,965	$3,889	$7,765	$7,986
Foodservice	746	828	1,482	1,671
Franchise	38	66	77	139
Corporate	997	1,604	2,049	3,277
Total	$5,746	$6,387	$11,373	$13,073

Other non-cash expenses:
Corporate	$64	$63	$129	$133
Write-downs of property and equipment	—	311	—	431
Total	$64	$374	$129	$564

Income (loss) before income taxes:
Restaurant	$10,437	$11,274	$16,718	$19,282
Foodservice	4,512	4,570	6,965	7,293
Franchise	1,964	1,689	3,486	2,997
Corporate	(11,740)	(11,863)	(23,723)	(24,345)
(Loss) gain on property and equipment, net	(882)	171	(1,223)	(464)
Reduction of restructure reserve	—	400	—	400
Total	$4,291	$6,241	$2,223	$5,163

	June 29, 2003	December 29, 2002
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$13,703	$15,386
Foodservice	2,278	1,667
Corporate	463	1,039
Total	$16,444	$18,092

Total assets:
Restaurant	$150,382	$144,927
Foodservice	41,058	39,631
Franchise	7,750	9,062
Corporate	61,477	63,578
Total	$260,667	$257,198

3.   NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. Since the Company’s commodity option contracts do not meet the criteria for hedge accounting, the Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its financial position or results of operations.

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor. EITF Issue No. 02-16 is effective for arrangements entered into after November 21, 2002. The adoption of EITF Issue No. 02-16 had no material impact on net earnings in 2003.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently in the process of evaluating the impact of FIN 46 and has not yet determined the impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123’s provisions for fair value recognition. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. The Company did not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148, but will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to the timing of liability recognition. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had no material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of a risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed, therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback accounting are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 had no material effect on the Company’s financial position or results of operations.

4.   RESTRUCTURING RESERVES

The following represents the reserve and activity associated with the March 2000 and October 2001 restructurings (in thousands):

	For the Six Months Ended June 29, 2003
	Restructuring Reserves as of December 29, 2002	Costs Paid	Restructuring Reserves as of June 29, 2003
Rent	$679	$(128)	$551
Utilities and real estate taxes	121	(59)	62
Equipment	77	(77)	—
Other	60	(24)	36
Total	$937	$(288)	$649

	For the Six Months Ended June 30, 2002

	Restructuring Reserves as of December 30, 2001	Costs Paid	Reserve Reduction	Restructuring Reserves as of June 30, 2002
Severance pay	$516	$(473)	$(32)	$11
Rent	1,318	(223)	(314)	781
Utilities and real estate taxes	185	(86)	17	116
Equipment	480	(152)	—	328
Outplacement services	6	(6)	—	—
Other	551	(116)	(71)	364
Total	$3,056	$(1,056)	$(400)	$1,600

Based on information currently available, management believes that the restructuring reserve as of June 29, 2003 was adequate and not excessive.

5.   RELATED PARTY TRANSACTION

In 1994, TRC Realty LLC (a subsidiary of TRC whose majority equity owner is the Company’s Chairman) entered into a ten-year operating lease for an aircraft for use by both the Company and TRC (which operates restaurants using the trademark Perkins Restaurant and Bakery (“Perkins”)). In 1999, this lease was cancelled and TRC Realty LLC entered into a new ten-year operating lease for a new aircraft. The Company shared proportionately with Perkins in reimbursing TRC Realty LLC for leasing, tax and insurance expenses. In addition, the Company also incurred actual usage costs. TRC Realty LLC anticipates terminating the lease and disposing of the aircraft by July 2003. See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of a subsequent event related to the aircraft.

6.   FRANCHISE TRANSACTIONS

In 2000, the Company and its first franchisee, Davco Restaurants, Inc. (“Davco”), agreed to terminate Davco’s rights as the exclusive developer of new Friendly’s restaurants in Maryland, Delaware, the District of Columbia and northern Virginia, effective December 28, 2000. At that time, Davco had the right to close up to 16 existing franchised locations and operate the remaining 32 locations under their respective existing franchise agreements until such time as a new franchisee was found for those locations. The existing franchise agreements for the 32 locations were modified as of December 29, 2001 to allow early termination subject, however, to liquidated damages on 22 of the 32 franchise agreements. During the year ended December 30, 2001, Davco transferred its rights to three franchised locations to a third party and closed two restaurants.  During the year ended December 29, 2002, Davco transferred its rights to 24 additional franchised locations to six separate third parties and closed six restaurants. During the six months ended June 29, 2003, Davco closed two restaurants and transferred its rights to three additional franchised locations to two third parties. As of June 29, 2003 Friendco Restaurants Inc., a subsidiary of Davco, operated eight restaurants. During June 2003, the Company entered into a Settlement Agreement and Mutual General Release (the “Agreement”) with Davco. The Agreement released Davco from all obligations and guarantees related to certain leases associated with franchised locations. Proceeds from the Agreement were $250,000, which was recorded as revenue in the quarter ended June 29, 2003.

7.   SUBSEQUENT EVENTS

The $200 million Senior Notes issued in November 1997 (the “Senior Notes”) are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The Senior Notes mature on December 1, 2007. Interest on the Senior Notes is payable at 10.50% per annum semi-annually on June 1 and December 1 of each year. In July 2003, the Company obtained a limited waiver to the New Credit Facility to allow the Company to repurchase certain of the Senior Notes in an amount up to $3,000,000. In July 2003, FICC repurchased $2,000,000 in aggregate principal amount of the Senior Notes for $2,077,000, the then current market value including interest.

During July 2003, the Company agreed to enter into a development agreement granting Jax Family Rest., Inc. (“Jax”) certain limited exclusive rights to operate and develop Friendly’s full-service restaurants in designated areas within Baker, Clay, Nassau, Putnam and St. John’s counties, Florida (the “Jax Agreement”). Pursuant to the Jax Agreement, Jax has agreed to open 10 new restaurants over the next seven years. The Company will receive development fees of $155,000, which represent one-half of the initial franchise fees. The $155,000 will be recognized into income as restaurants are opened.

At the Company’s July 23, 2003 Board of Directors meeting, the disinterested Board members approved a payment up to $1,000,000 to TRC Realty LLC.  The payment, if made, will terminate the Company’s existing cost sharing arrangement for an aircraft with Perkins Restaurants and Bakery, an affiliate of TRC.  Under the existing cost sharing arrangement, which expires in January 2010, the Company pays approximately $500,000 annually.

8.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligation related to the Senior Notes are guaranteed fully and unconditionally by one of FICC’s wholly owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Restaurant Insurance Corporation, Friendly’s Realty I, LLC, Friendly’s Realty II, LLC and Friendly’s Realty III, LLC (collectively, the “Non-guarantor Subsidiaries”). All of the LLCs’ assets were owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs’ assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of June 29, 2003 and December 29, 2002 and for the six months ended June 29, 2003 and June 30, 2002 were not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of June 29, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$28,366	$771	$1,610	$—	$30,747
Restricted cash	—	—	2,180	—	2,180
Accounts receivable, net	12,092	1,591	—	—	13,683
Inventories	15,649	—	—	—	15,649
Deferred income taxes	7,718	18	—	35	7,771
Prepaid expenses and other current assets	7,972	707	7,776	(13,343)	3,112
Total current assets	71,797	3,087	11,566	(13,308)	73,142
Deferred income taxes	—	264	—	(264)	—
Property and equipment, net	114,480	—	48,412	—	162,892
Intangibles and deferred costs, net	16,183	—	2,603	—	18,786
Investments in subsidiaries	4,756	—	—	(4,756)	—
Other assets	4,932	7,411	915	(7,411)	5,847

Total assets	$212,148	$10,762	$63,496	$(25,739)	$260,667

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$8,550	$—	$1,066	$(7,776)	$1,840
Accounts payable	32,354	—	—	—	32,354
Accrued expenses	37,141	2,179	6,614	(5,409)	40,525
Total current liabilities	78,045	2,179	7,680	(13,185)	74,719
Deferred income taxes	2,115	—	—	(229)	1,886
Long-term obligations, less current maturities	183,470	—	52,557	—	236,027
Other long-term liabilities	50,302	725	6,361	(7,569)	49,819
Stockholders’ (deficit) equity	(101,784)	7,858	(3,102)	(4,756)	(101,784)
Total liabilities and stockholders’ (deficit) equity	$212,148	$10,762	$63,496	$(25,739)	$260,667

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended June 29, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$153,464	$2,184	$—	$—	$155,648
Costs and expenses:
Cost of sales	55,179	—	—	—	55,179
Labor and benefits	43,796	—	—	—	43,796
Operating expenses and write-downs of property and equipment	32,249	—	(1,710)	—	30,539
General and administrative expenses	8,011	1,159	—	—	9,170
Depreciation and amortization	5,173	—	573	—	5,746
Loss on sales of other property and equipment, net	780	—	55	—	835
Interest expense, net	4,935	—	1,157	—	6,092

Income (loss) before provision for income taxes and equity in net income of consolidated subsidiaries	3,341	1,025	(75)	—	4,291

Provision for income taxes	(737)	(420)	(44)	—	(1,201)

Income (loss) before equity in net income of consolidated subsidiaries	2,604	605	(119)	—	3,090

Equity in net income of consolidated subsidiaries	486	—	—	(486)	—

Net income (loss)	$3,090	$605	$(119)	$(486)	$3,090

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended June 29, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$280,164	$4,174	$—	$—	$284,338
Costs and expenses:
Cost of sales	101,156	—	—	—	101,156
Labor and benefits	81,924	—	—	—	81,924
Operating expenses and write-downs of property and equipment	59,061	—	(3,459)	—	55,602
General and administrative expenses	16,140	2,318	—	—	18,458
Depreciation and amortization	10,225	—	1,148	—	11,373
Loss on sales of other property and equipment, net	1,291	—	117	—	1,408
Interest expense, net	9,889	—	2,305	—	12,194

Income (loss) before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	478	1,856	(111)	—	2,223

Benefit from (provision for) income taxes	232	(761)	(93)	—	(622)

Income (loss) before equity in net income of consolidated subsidiaries	710	1,095	(204)	—	1,601

Equity in net income of consolidated subsidiaries	891	—	—	(891)	—

Net income (loss)	$1,601	$1,095	$(204)	$(891)	$1,601

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 29, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$15,195	$(1,173)	$(1,365)	$1,162	$13,819

Cash flows from investing activities:
Purchases of property and equipment	(16,201)	—	—	—	(16,201)
Return of investment in subsidiary	357	—	—	(357)	—

Net cash used in investing activities	(15,844)	—	—	(357)	(16,201)

Cash flows from financing activities:
Repayments of obligations	(890)	—	(510)	—	(1,400)
Stock options exercised	188	—	—	—	188
Reinsurance deposits received	—	—	2,207	(2,207)	—
Reinsurance payments made from deposits	—	—	(1,045)	1,045	—
Dividends paid	—	—	(357)	357	—
Net cash (used in) provided by financing activities	(702)	—	295	(805)	(1,212)

Net decrease in cash and cash equivalents	(1,351)	(1,173)	(1,070)	—	(3,594)

Cash and cash equivalents, beginning of period	29,717	1,944	2,680	—	34,341

Cash and cash equivalents, end of period	$28,366	$771	$1,610	$—	$30,747

Supplemental disclosures:
Interest paid	$9,733	$—	$2,323	$—	$12,056
Income taxes (refunded) paid	(706)	1,239	330	—	863
Lease incentive equipment received	243	—	—	—	243

Supplemental Condensed Consolidating Balance Sheet

As of December 29, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$29,717	$1,944	$2,680	$—	$34,341
Accounts receivable, net	9,695	1,158	—	—	10,853
Inventories	17,278	—	—	—	17,278
Deferred income taxes	7,718	18	—	35	7,771
Prepaid expenses and other current assets	8,624	1,175	7,778	(14,515)	3,062
Total current assets	73,032	4,295	10,458	(14,480)	73,305
Deferred income taxes	—	264	—	(264)	—
Property and equipment, net	108,805	—	49,568	—	158,373
Intangibles and deferred costs, net	16,930	—	2,712	—	19,642
Investments in subsidiaries	4,222	—	—	(4,222)	—
Other assets	4,963	6,742	915	(6,742)	5,878

Total assets	$207,952	$11,301	$63,653	$(25,708)	$257,198

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$9,138	$—	$1,031	$(7,776)	$2,393
Accounts payable	23,902	—	—	—	23,902
Accrued expenses	42,581	3,654	6,861	(6,654)	46,442
Total current liabilities	75,621	3,654	7,892	(14,430)	72,737
Deferred income taxes	1,762	—	—	(229)	1,533
Long-term obligations, less current maturities	183,771	—	53,103	—	236,874
Other long-term liabilities	50,500	885	5,198	(6,827)	49,756
Stockholders’ (deficit) equity	(103,702)	6,762	(2,540)	(4,222)	(103,702)
Total liabilities and stockholders’ (deficit) equity	$207,952	$11,301	$63,653	$(25,708)	$257,198

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$149,979	$2,202	$—	$—	$152,181
Costs and expenses:
Cost of sales	52,952	—	—	—	52,952
Labor and benefits	42,243	—	—	—	42,243
Operating expenses and write-downs of property and equipment	31,474	—	(1,741)	—	29,733
Reduction of restructuring reserve	(400)	—	—	—	(400)
General and administrative expenses	7,517	1,164	—	—	8,681
Depreciation and amortization	5,803	—	584	—	6,387
Loss on sales of other property and equipment, net	129	—	—	—	129
Interest expense	5,043	—	1,172	—	6,215

Income (loss) before provision for income taxes and equity in net income of consolidated subsidiaries	5,218	1,038	(15)	—	6,241

Provision for income taxes	(1,942)	(426)	(58)	—	(2,426)

Income (loss) before equity in net income of consolidated subsidiaries	3,276	612	(73)	—	3,815

Equity in net income of consolidated subsidiaries	539	—	—	(539)	—

Net income (loss)	$3,815	$612	$(73)	$(539)	$3,815

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$277,366	$3,989	$—	$—	$281,355
Costs and expenses:
Cost of sales	98,992	—	—	—	98,992
Labor and benefits	80,161	—	—	—	80,161
Operating expenses and write-downs of property and equipment	57,383	—	(3,490)	—	53,893
General and administrative expenses	14,952	2,328	—	—	17,280
Reduction of restructuring reserve	(400)	—	—	—	(400)
Depreciation and amortization	11,902	—	1,171	—	13,073
Loss on sales of other property and equipment, net	641	—	—	—	641
Interest expense	10,217	—	2,335	—	12,552

Income (loss) before provision for income taxes and equity in net income of consolidated subsidiaries	3,518	1,661	(16)	—	5,163

Provision for income taxes	(898)	(681)	(177)	—	(1,756)

Income (loss) before equity in net income of consolidated subsidiaries	2,620	980	(193)	—	3,407

Equity in net income of consolidated subsidiaries	787	—	—	(787)	—

Net income (loss)	$3,407	$980	$(193)	$(787)	$3,407

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,505	$2,182	$1,584	$406	$8,677

Cash flows from investing activities:
Purchases of property and equipment	(4,811)	—	—	—	(4,811)
Proceeds from sales of property and equipment	1,293	—	—	—	1,293
Return of investment in subsidiary	280	—	—	(280)	—
Net cash used in investing activities	(3,238)	—	—	(280)	(3,518)

Cash flows from financing activities:
Repayments of obligations	(1,066)	—	(393)	—	(1,459)
Stock options exercised	88	—	—	—	88
Reinsurance deposits received	—	—	2,024	(2,024)	—
Reinsurance payments made from deposits	—	—	(1,618)	1,618	—
Dividends paid	—	—	(280)	280	—
Net cash used in financing activities	(978)	—	(267)	(126)	(1,371)

Net increase in cash and cash equivalents	289	2,182	1,317	—	3,788

Cash and cash equivalents, beginning of period	15,116	104	1,122	—	16,342

Cash and cash equivalents, end of period	$15,405	$2,286	$2,439	$—	$20,130

Supplemental disclosures:
Interest paid	$9,758	$—	$1,890	$—	$11,648
Income taxes (refunded) paid	(1,030)	1,012	—	—	(18)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

Forward Looking Statements

Statements contained herein that are not historical facts constitute “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward looking statements are subject to risks and uncertainties which could cause results to differ materially from those anticipated. These factors include the Company’s highly competitive business environment, exposure to commodity prices, risks associated with the foodservice industry, the ability to retain and attract new employees, government regulations, the Company’s high geographic concentration in the Northeast and its attendant weather patterns, conditions needed to meet restaurant re-imaging and new opening targets and costs associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company’s prospects in general are included in the Company’s other filings with the Securities and Exchange Commission.

Overview

The Company’s revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of frozen desserts through retail and institutional locations and franchising. Friendly’s owns and operates 382 full-service restaurants, franchises 156 full-service restaurants and six non-traditional units and manufactures a full line of frozen desserts distributed through more than 3,500 supermarkets and other retail locations in 14 states.

Following is a summary of the Company-owned and franchised units:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Company Units:
Beginning of period	385	390	387	393
Openings	1	—	1	—
Closings	(4)	—	(6)	(3)
End of period	382	390	382	390

Franchised Units:
Beginning of period	164	166	162	167
Openings	—	1	2	3
Closings	(2)	(2)	(2)	(5)
End of period	162	165	162	165

Revenues:

Total revenues increased $3.4 million, or 2.3%, to $155.6 million for the second quarter ended June 29, 2003 from $152.2 million for the same quarter in 2002. Restaurant revenues increased $1.1 million, or 0.9%, to $123.0 million for the second quarter of 2003 from $121.9 million for the same quarter in 2002. Comparable restaurant revenues increased 2.4% from the 2002 quarter to the 2003 quarter as increases in the lunch and dinner dayparts offset decreases in the ice cream snack dayparts. Operating days in comparable operating units during the 2003 period were reduced by 0.4% due to construction period closings associated with the Company’s re-imaging program. Thirteen locations were re-imaged during the second quarter ended June 29, 2003.  The opening of one new restaurant in June 2003 increased restaurant revenues by $0.1 million. The closing of nine locations over the past 15 months resulted in a $1.3 million decline in restaurant revenues in the 2003 period as compared to the 2002 period. Foodservice (product sales to franchisees and retail customers) revenues increased by $2.2 million, or 7.9%, to $29.9 million for the second quarter ended June 29, 2003 from $27.7 million for the same quarter in 2002. Franchised restaurant product revenues and sales to foodservice retail supermarket customers increased by $0.1 million and $2.1 million, respectively. Franchise royalty and fee revenues increased $0.1 million, or 6.2%, to $2.7 million for the second quarter ended June 29, 2003 compared to $2.6 million for the same quarter in 2002. The increase is the result of increased comparable franchised restaurant revenues in the 2003 quarter when compared to the same period in 2002 and $0.3 million received in the 2003 quarter pursuant to an agreement releasing Davco from all obligations and guarantees related to certain leases associated with franchised locations. These increases were partially offset by a reduction in franchise units in the 2003 period compared to the 2002 period. There were 162 franchise units open at June 29, 2003 compared to 165 franchise units open at June 30, 2002.

Total revenues increased $2.9 million, or 1.1%, to $284.3 million for the six months ended June 29, 2003 from $281.4 million for the same period in 2002. Restaurant revenues were $226.2 million for the six months ended June 29, 2003 and June 30, 2002. Record snowfall during the first quarter of the current year and increased rainfall during the second quarter of the current year had an unfavorable impact on restaurant revenues when compared to the prior year. Comparable restaurant revenues increased 1.4% from the 2002 period to the 2003 period as increases in the lunch and dinner dayparts offset decreases in the ice cream snack dayparts. Operating days in comparable operating units during the 2003 period were reduced by 0.3% due to construction period closings associated with the Company’s re-imaging program. Twenty-four locations were re-imaged during the six months ended June 29, 2003.  The opening of one new restaurant in June 2003 increased restaurant revenues by $0.1 million. The closing of 12 locations over the past 18 months resulted in a $2.2 million decline in restaurant revenues in the 2003 period as compared to the 2002 period. Foodservice (product sales to franchisees and retail customers) revenues increased by $2.7 million, or 5.3%, to $53.2 million for the six months ended June 29, 2003 from $50.5 million for the same period in 2002. Franchised restaurant product revenues and sales to foodservice retail supermarket customers increased by $0.1 million and $2.6 million, respectively. Franchise royalty and fee revenues increased $0.2 million, or 6.1%, to $4.9 million for the six months ended June 29, 2003 compared to $4.7 million for the same period in 2002. The increase is the result of increased comparable franchised restaurant revenues in the 2003 period when compared to the same period in 2002 and $0.3 million received in the 2003 period pursuant to an agreement releasing Davco from all obligations and guarantees related to certain leases associated with franchised locations. These increases were partially offset by a reduction in franchise units in the 2003 period compared to the 2002 period. There were 162 franchise units open at June 29, 2003 compared to 165 franchise units open at June 30, 2002.

Cost of sales:

Cost of sales was $55.2 million and $53.0 million for the three months ended June 29, 2003 and June 30, 2002, respectively. Cost of sales as a percentage of total revenues increased to 35.5% for the quarter ended June 29, 2003 from 34.8% for the same period in 2002. The higher food cost as a percentage of total revenue was partially due to a shift in sales mix from Company-owned restaurant sales to foodservice sales. Foodservice sales to franchisees and retail supermarket customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons. Additionally, cooler temperatures in the 2003 period when compared to the 2002 period had an unfavorable impact on the restaurant snack dayparts. The resulting decline in restaurant ice cream sales reduced the cost advantage derived from the Company’s manufacturing facility. An increase in foodservice retail sales promotional allowances, recorded as offsets to revenues, also contributed to the increase. These increases were partially offset by lower cream costs in 2003 when compared to 2002. As a percentage of restaurant revenues, cost of sales decreased to 26.6% in the 2003 period as compared to 27.0% in the 2002 period in part due to an improvement in food cost controls in the current period.

Cost of sales was $101.2 million and $99.0 million for the six months ended June 29, 2003 and June 30, 2002, respectively. Cost of sales as a percentage of total revenues increased to 35.6% for the six months ended June 29, 2003 from 35.2% for the same period in 2002. The higher food cost as a percentage of total revenue was partially due to a shift in sales mix from Company-owned restaurant sales to foodservice sales. Foodservice sales to franchisees and retail supermarket customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons. Additionally, cooler temperatures in the 2003 period when compared to the 2002 period had an unfavorable impact on the restaurant snack dayparts. The resulting decline in restaurant ice cream sales reduced the cost advantage derived from the Company’s manufacturing facility. An increase in foodservice retail sales promotional allowances, recorded as offsets to revenues, also contributed to the increase. These increases were partially offset by lower cream costs in 2003 when compared to 2002. The Company expects that cream prices will increase during the remainder of 2003. Restaurant cost of sales as a percentage of restaurant revenues decreased to 26.7% for the six months ended June 29, 2003 from 27.2% for the same period in 2002. The decrease in the 2003 period when compared to the 2002 period was in part due to an improvement in food cost controls in the current period.

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

Labor and benefits:

Labor and benefits increased $1.6 million, or 3.7%, to $43.8 million for the second quarter ended June 29, 2003 from $42.2 million for the same quarter in 2002. Labor and benefits as a percentage of total revenues increased to 28.1% for the second quarter ended June 29, 2003 from 27.8% for the same quarter in 2002. As a percentage of restaurant revenues, labor and benefits increased to 35.6% for the 2003 period from 34.8% in the 2002 period. The increase in labor and benefits as a percentage of restaurant revenue compared to the same period in 2002 resulted from less than anticipated snack daypart sales, which decreased in the current period due to cooler temperatures. Additionally, increased group insurance claims, higher workers comp claims, increased payroll taxes and a reduced restaurant pension benefit in the 2003 period when compared to the 2002 period contributed to this increase. Revenue increases derived from franchised locations and retail supermarket customers, which do not have any associated restaurant labor and benefits, reduced the impact of the higher restaurant labor and benefits as a percentage of total revenues.

Labor and benefits increased $1.7 million, or 2.2%, to $81.9 million for the six months ended June 29, 2003 from $80.2 million for the same period in 2002. Labor and benefits as a percentage of total revenues increased to 28.8% for the six months ended June 29, 2003 from 28.5% for the same period in 2002. As a percentage of restaurant revenues, labor and benefits increased to 36.2% for the 2003 period from 35.5% in the 2002 period. The increase in labor and benefits as a percentage of restaurant revenue related to restaurant benefits due to increased group insurance claims, higher workers comp claims, increased payroll taxes and a reduced restaurant pension benefit in the 2003 period when compared to the 2002 period. Declines in snack daypart revenues also had an unfavorable impact in the current period. Revenue increases derived from franchised locations and retail supermarket customers, which do not have any associated restaurant labor and benefits, reduced the impact of the higher restaurant benefits as a percentage of total revenues.

Operating expenses:

Operating expenses increased $1.1 million, or 3.8%, to $30.5 million for the second quarter ended June 29, 2003 from $29.4 million for the same quarter in 2002. Operating expenses as a percentage of total revenues were 19.6% and 19.3% for the second quarters ended June 29, 2003 and June 30, 2002, respectively. The increase as a percentage of total revenues resulted from higher restaurant advertising costs in the 2003 period when compared to the 2002 period.

Operating expenses increased $2.1 million, or 4.0%, to $55.6 million for the six months ended June 29, 2003 from $53.5 million for the same period in 2002. Operating expenses as a percentage of total revenues were 19.6% and 19.0% for the six months ended June 29, 2003 and June 30, 2002, respectively. The increase as a percentage of total revenues resulted from higher restaurant costs for snow removal, natural gas and advertising in the 2003 period when compared to the 2002 period.

General and administrative expenses:

General and administrative expenses were $9.2 million and $8.7 million for the second quarters ended June 29, 2003 and June 30, 2002, respectively. General and administrative expenses as a percentage of total revenues increased to 5.9% for the second quarter ended June 29, 2003 from 5.7% for the same period in 2002. The increase is primarily the result of salary merit increases, higher employment recruitment costs for field management positions, increases in legal fees and a reduction in the pension benefit.

General and administrative expenses were $18.5 million and $17.3 million for the six months ended June 29, 2003 and June 30, 2002, respectively. General and administrative expenses as a percentage of total revenues increased to 6.5% for the six months ended June 29, 2003 from 6.1% for the same period in 2002. The increase is primarily the result of salary merit increases, higher employment recruitment costs for field management positions, increases in legal fees and a reduction in the pension benefit.

Reduction of restructuring reserve:

Reduction of restructuring reserve was $0.4 million for the three and six month periods ended June 30, 2002. The Company reduced the restructuring reserve by $0.4 million during 2002 since the reserve exceeded estimated remaining payments.

Write-downs of property and equipment:

Write-downs of property and equipment were $0.3 million and $0.4 million for the three and six month periods ended June 30, 2002, respectively, primarily as a result of a write down of a vacant land parcel. There were no write-downs of property and equipment for the three and six month periods ended June 29, 2003.

Depreciation and amortization:

Depreciation and amortization decreased $0.7 million, or 10.0%, to $5.7 million for the second quarter ended June 29, 2003 from $6.4 million for the same quarter in 2002. Depreciation and amortization as a percentage of total revenues was 3.7% and 4.2% in the 2003 and 2002 quarters, respectively. The reduction reflects the impact associated with the Company’s closing of nine locations over the past 15 months and the decline in depreciation expense associated with certain purchased software at the Company’s headquarters.

Depreciation and amortization decreased $1.7 million, or 13.0%, to $11.4 million for the six months ended June 29, 2003 from $13.1 million for the same period in 2002. Depreciation and amortization as a percentage of total revenues was 4.0% and 4.6% in the 2003 and 2002 periods, respectively. The reduction reflects the impact associated with the Company’s closing of 12 locations over the past 18 months and the decline in depreciation expense associated with certain purchased software at the Company’s headquarters.

Loss on sales of other property and equipment, net:

The loss on sales of other property and equipment, net was $0.8 million and $0.1 million for the quarters ended June 29, 2003 and June 30, 2002, respectively. The loss on sales of other property and equipment, net was $1.4 million and $0.6 million for the six months ended June 29, 2003 and June 30, 2002, respectively.  The loss in the six month period in 2003 primarily resulted from disposals related to the remodeling of restaurants and the replacement of inoperative equipment. The loss during the six month period in 2002 primarily resulted from the sale of idle land and four closed locations.

Interest expense, net:

Interest expense, net of capitalized interest and interest income, decreased by $0.1 million, or 2.0%, to $6.1 million for the second quarter ended June 29, 2003 from $6.2 million for the same period in 2002. The decrease is primarily impacted by the decrease in the average outstanding debt in the 2003 quarter compared to the 2002 quarter and by lower interest rates.

Interest expense, net of capitalized interest and interest income, decreased by $0.4 million, or 2.9%, to $12.2 million for the six months ended June 29, 2003 from $12.6 million for the same period in 2002. The decrease is primarily impacted by the decrease in the average outstanding debt in the 2003 period compared to the 2002 period and by lower interest rates. Total outstanding debt, including capital lease and finance obligations, was reduced from $240.5 million at June 30, 2002 to $237.9 million at June 29, 2003.

Provision for income taxes:

The provision for income taxes was $1.2 million, or 28.0%, and $2.4 million, or 38.9%, for the second quarters ended June 29, 2003 and June 30, 2002, respectively. The provision for income taxes was $0.6 million, or 28.0%, and $1.8 million, or 34.0%, for the six months ended June 29, 2003 and June 30, 2002, respectively. The rate in 2002 was reduced in subsequent quarters as tax credits and changes to state valuation allowances reduced the rate. The tax rate at the end of the 2002 fiscal year was 24.0%.  At this time, the Company estimates that the effective tax rate for 2003 will be 28.0%. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change.

Net income:

Net income was $3.1 million and $3.8 million for the second quarters ended June 29, 2003 and June 30, 2002, respectively. Net income was $1.6 million and $3.4 million for the six months ended June 29, 2003 and June 30, 2002, respectively, for the reasons discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash generated from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $13.8 million for the six months ended June 29, 2003. During the six months ended June 29, 2003, accounts receivable increased $2.8 million. The net retail trade receivable increased $2.2 million and restaurant credit card receivables increased $0.7 million as a result of seasonality and increased sales volumes.  This increase is partially offset by the receipt of monies related to franchisee gift cards sold of $0.4 million and fire insurance proceeds collected of $0.3 million. Accounts payable, trade increased by $8.5 million primarily due to the seasonality of advertising and construction costs related to the restaurant re-imaging projects and certain corporate projects. Accrued expenses and other long-term liabilities decreased $6.1 million as a result of $4.3 million of payments made for corporate and restaurant bonuses and $3.6 million of payments made for accrued construction costs. These decreases were offset by increased accrued payroll taxes, as the number of restaurant employees is higher during the summer months.

Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent FICC’s and its subsidiaries’ debt instruments permit) are sources of cash. The amount of debt financing that FICC will be able to incur is limited by the terms of its New Credit Facility and Senior Notes.

Net cash used in investing activities was $16.2 million for the six months ended June 29, 2003. Capital expenditures for restaurant operations were approximately $13.7 million for the six months ended June 29, 2003.

The Company had a working capital deficit of $1.6 million as of June 29, 2003. The Company is able to operate with a substantial working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

In December 2001, the Company completed a financial restructuring plan (the “Refinancing Plan”) which included the repayment of the $64.5 million outstanding under the Old Credit Facility and the repurchase of approximately $21.3 million in Senior Notes with the proceeds from $55.0 million in long-term mortgage financing (the “Mortgage Financing”) and a $33.7 million sale and leaseback transaction (the “Sale/Leaseback Financing”). In addition, FICC secured a new $30.0 million revolving credit facility (the “New Credit Facility”) of which up to $20.0 million is available to support letters of credit. The $30.0 million commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of June 29, 2003, $17.4 million was available for additional borrowings under the New Credit Facility, total letters of credit outstanding were approximately $12.6 million and there were no revolving credit loans outstanding.

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

The Mortgage Financing has a maturity date of January 1, 2022 and is amortized over 20 years. Interest on $10 million of the original $55 million from the Mortgage Financing is variable and is the sum of the 30-day LIBOR rate in effect (1.12% at June 29, 2003) plus 6% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances which are re-amortized over the remaining life of the mortgages. The remaining $45 million of the original $55 million from the Mortgage Financing bears interest at a fixed annual rate of 10.16%. Each promissory note may be prepaid in full. The variable rate notes are subject to prepayment penalties during the first five years. The fixed rate notes may not be prepaid without the Company providing the note holders with a yield maintenance premium.

The Mortgage Financing requires the Company to maintain a fixed charge coverage ratio, as defined, of at least 1.10 to 1 and each LLC to maintain a fixed charge coverage ratio, as defined, on an aggregate restaurant basis of at least 1.25 to 1, in each case calculated as of the last day of each fiscal year. The Company is in compliance with these covenants.

The New Credit Facility is secured by substantially all of the assets of FICC and two of its six subsidiaries, Friendly’s Restaurants Franchise Inc. and Friendly’s International Inc. These two subsidiaries also guaranty FICC’s obligations under the New Credit Facility.

The New Credit Facility was amended on December 27, 2002 to extend the maturity date to December 17, 2005. As of June 29, 2003, there were no revolving credit loans outstanding.

The revolving credit loans bear interest at the Company’s option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the “Base Rate”) (6.0% at June 29, 2003) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (4.99% at June 29, 2003).

As of June 29, 2003 and December 29, 2002, total letters of credit outstanding were approximately $12.6 million and $14.6 million, respectively. During the six months ended June 29, 2003 and June 30, 2002, there were no drawings against the letters of credit.

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

The $200 million Senior Notes issued in November 1997 (the “Senior Notes”) are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The Senior Notes mature on December 1, 2007. Interest on the Senior Notes is payable at 10.50% per annum semi-annually on June 1 and December 1 of each year. In connection with the Refinancing Plan, FICC repurchased approximately $21.3 million in aggregate principal amount of the Senior Notes for $17.0 million. On July 3, 2003, the Company obtained a limited waiver to the New Credit Facility to allow the Company to repurchase certain of the Senior Notes in an amount up to $3.0 million, subject to certain conditions. In July 2003, FICC repurchased $2.0 million in aggregate principal amount of the Senior Notes for approximately $2.1 million, the then current market value. The remaining $176.7 million of the Senior Notes are redeemable, in whole or in part, at FICC’s option at redemption prices from 105.25% to 100.00%, based on the redemption date.

The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for the remaining six months of 2003 are anticipated to be $15.5 million in the aggregate, of which $11.0 million is expected to be spent on restaurant operations. The Company’s actual 2003 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the New Credit Facility will be sufficient to meet the Company’s anticipated operating requirements, capital requirements and obligations associated with the restructuring.

The following represents the contractual obligations and commercial commitments of the Company as of June 29, 2003 (in thousands):

		Payments due by Period
	Total	Prior to December 28, 2003	1-3 years	4-5 years	More than 5 years
Contractual Obligations:
Short-Term and Long-Term Debt	$232,351	$521	$2,368	$181,616	$47,846
Capital Lease Obligations	8,580	739	2,189	1,513	4,139
Operating Leases	147,532	8,788	31,789	24,309	82,646
Purchase Commitments	67,697	63,722	3,935	40	—

		Amount of Commitment Expiration by Period
	Total	Prior to December 28, 2003	1-3 years	4-5 years	More than 5 years
Other Commercial Commitments:
Revolving Credit Facility	$17,373	$—	$17,373	$—	$—
Letters of Credit	12,627	—	12,627	—	—

Seasonality

Due to the seasonality of frozen dessert consumption, and the effect from time to time of weather on patronage of the restaurants, the Company’s revenues and operating income are typically higher in its second and third quarters.

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

Insurance Reserves -

The Company is self-insured through retentions or deductibles for the majority of its workers’ compensation, automobile, general liability, employer’s liability, product liability and group health insurance programs. Self-insurance amounts vary up to $500,000 per occurrence. Insurance with third parties, some of which is then reinsured through Restaurant Insurance Corporation (“RIC”), the Company’s wholly-owned subsidiary, is in place for claims in excess of these self-insured amounts. RIC reinsured 100% of the risk from $500,000 to $1,000,000 per occurrence through September 2, 2000 for FICC’s workers’ compensation, general liability, employer’s liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. FICC’s and RIC’s liabilities for estimated incurred losses are actuarially determined and recorded in the accompanying condensed consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material affect on the Company’s insurance expense.

Concentration of Credit Risk -

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

In March 2000, the Company’s Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. As a result of this plan, the Company reported a pre-tax restructuring charge of approximately $12.1 million for severance, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17.0 million in the year ended December 31, 2000. The Company reduced the restructuring reserve by $0.4 million and $1.9 million during the years ended December 29, 2002 and December 30, 2001, respectively, since the reserve exceeded estimated remaining payments.

As of June 29, 2003, the remaining restructuring reserve was $0.6 million. The restructuring reserve may be increased or decreased based upon remaining payments, which could vary materially from the estimates depending upon the timing of restaurant closings and other factors.

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

Long-Lived Assets -

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its 1988 Non-Friendly Marks, which were assigned to the Company by Hershey in September 2002, for impairment on a quarterly basis. The Company recognizes impairment has occurred when the carrying value of the 1988 Non-Friendly Marks exceeds the estimated future undiscounted cash flows of the trademarked products.

The Company reviews each restaurant property quarterly to determine which properties will be disposed of, if any. This determination is made based on poor operating results, deteriorating property values and other factors. In addition, the Company reviews all restaurants with negative cash flow for impairment on a quarterly basis. The Company recognizes impairment has occurred when the carrying value of property reviewed exceeds its estimated fair value, which is estimated based on the Company’s experience selling similar properties and local market conditions, less costs to sell for properties to be disposed of.

Income Taxes -

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. As of June 29, 2003 and December 29, 2002, a valuation allowance of $10.2 million existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

Stock-Based Compensation -

The Company accounts for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.”  No stock-based compensation cost is included in net income, as all options granted during periods presented had an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” the Company will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk exposure since the filing of the 2002 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of June 29, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2003.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 29, 2003.

PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

(a)     An annual meeting of the Company’s shareholders was held on May 14, 2003.

(b)     Not applicable.

(c)     At the Annual Meeting of Shareholders, the shareholders voted on the following matters:

(1)              The election of one director to serve until the 2006 Annual Meeting of shareholders,

(2)              The ratification of the appointment of the independent auditors for 2003 and

(3)              The approval of the 2003 Incentive Plan.

The voting results were as follows:

Director	Affirmative Votes	Votes Withheld
Donald N. Smith	5,118,232	1,460,905

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term Expiring in 2004	Term Expiring in 2005
Michael J. Daly	Steven L. Ezzes
Burton J. Manning	Charles A. Ledsinger, Jr.

The proposal to approve the appointment of independent auditors for 2003 was approved by shareholders as follows:

Affirmative Votes	Negative Votes	Votes Withheld
6,541,801	32,313	5,023

The Company’s 2003 Incentive Plan was approved by shareholders as follows:

Affirmative Votes	Negative Votes	Votes Withheld
6,281,531	269,995	27,611

There were no matters voted upon at the Company’s annual meeting to which broker non-votes applied.

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits

The exhibit index is incorporated by reference herein.

(b) Reports on Form 8-K

Date of Event Reported	Event Reported
April 28, 2003	Item 7 – Financial Statements and Exhibits
Item 9 – Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friendly Ice Cream Corporation

By:	/s/ PAUL V. HOAGLAND
Name: Paul V. Hoagland
Title: Executive Vice President of Administration and Chief Financial Officer

Date:	July 24, 2003

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

Date: July 24, 2003

/s/ JOHN L CUTTER
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

Date: July 24, 2003

/s/ PAUL V. HOAGLAND
Executive Vice President of Administration and Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Articles of Organization of Friendly Ice Cream Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998, File No. 0-3930).
4.1

Credit Agreement among the Company, Fleet Bank, N.A and certain other banks and financial institutions (“Credit Agreement”) dated as of December 17, 2001 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 0-3930).

4.1(a)

Consent, Limited Waiver and Amendment No. 1 to Revolving Credit Agreement dated as of February 15, 2002. (Incorporated by reference to Exhibit 4.1(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 0-3930).

4.1(b)

Limited Waiver and Amendment No. 2 to Revolving Credit Agreement dated as of December 27, 2002. (Incorporated by reference to Exhibit 4.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 0-3930).

4.2

Loan Agreement between the Company’s subsidiary, Friendly’s Realty I, LLC and GE Capital Franchise Finance Corporation dated as of December 17, 2001 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 0-3930).

4.3

Loan Agreement between the Company’s subsidiary, Friendly’s Realty II, LLC and GE Capital Franchise Finance Corporation dated as of December 17, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 0-3930).

4.4

Loan Agreement between the Company’s subsidiary, Friendly’s Realty III, LLC and GE Capital Franchise Finance Corporation dated as of December 17, 2001 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 0-3930).

4.5

Senior Note Indenture between Friendly Ice Cream Corporation, Friendly’s Restaurants Franchise, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1998, File No. 0-3930).

4.6	Rights Agreement between the Company and The Bank of New York, a Rights Agent (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).
99.1	Certification of Periodic Report dated July 24, 2003 signed by John L. Cutter.
99.2	Certification of Periodic Report dated July 24, 2003 signed by Paul V. Hoagland.

* - Management Contract or Compensatory Plan or Arrangement