Form 10-Q
period 2003-09-28
FRIENDLY ICE CREAM CORP
filed 2003-10-23
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 15, 2003

Common Stock, $.01 par value	7,459,009 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 28, 2003	December 29, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,551	$34,341
Restricted cash	1,945	—
Accounts receivable	10,452	10,853
Inventories	15,393	17,278
Deferred income taxes	7,771	7,771
Prepaid expenses and other current assets	2,885	3,062
TOTAL CURRENT ASSETS	69,997	73,305
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	163,518	158,373
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization	18,315	19,642
OTHER ASSETS	5,817	5,878
TOTAL ASSETS	$257,647	$257,198

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,093	$1,031
Current maturities of capital lease and finance obligations	759	1,362
Accounts payable	22,565	23,902
Accrued salaries and benefits	10,301	9,329
Accrued interest payable	6,637	1,961
Insurance reserves	10,274	11,330
Restructuring reserves	530	937
Other accrued expenses	15,443	22,885
TOTAL CURRENT LIABILITIES	67,602	72,737
DEFERRED INCOME TAXES	3,856	1,533
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	5,135	5,044
LONG-TERM DEBT, less current maturities	228,258	231,830
ACCRUED PENSION COST	15,431	16,281
OTHER LONG-TERM LIABILITIES	33,739	33,475
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock	74	74
Additional paid-in capital	140,386	139,974
Accumulated other comprehensive loss	(14,559)	(14,559)
Accumulated deficit	(222,275)	(229,191)
TOTAL STOCKHOLDERS’ DEFICIT	(96,374)	(103,702)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$257,647	$257,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

REVENUES	$160,350	$158,314	$444,688	$439,669

COSTS AND EXPENSES:
Cost of sales	56,561	57,079	157,717	156,071
Labor and benefits	45,402	43,457	127,326	123,618
Operating expenses	29,510	30,946	85,112	84,408
General and administrative expenses	9,939	9,369	28,397	26,649
Reduction of restructuring reserve	—	—	—	(400)
Write-downs of property and equipment	26	—	26	431
Depreciation and amortization	5,391	6,097	16,764	19,170
Loss on franchise sales of restaurant operations and properties	—	21	—	21
Loss (gain) on disposals of other property and equipment, net	91	(150)	1,499	491

OPERATING INCOME	13,430	11,495	27,847	29,210

Interest expense, net	6,048	6,212	18,242	18,764

INCOME BEFORE PROVISION FOR INCOME TAXES	7,382	5,283	9,605	10,446

Provision for income taxes	(2,067)	(1,795)	(2,689)	(3,551)

NET INCOME	$5,315	$3,488	$6,916	$6,895

BASIC NET INCOME PER SHARE	$0.71	$0.47	$0.93	$0.94

DILUTED NET INCOME PER SHARE	$0.70	$0.46	$0.91	$0.91

WEIGHTED AVERAGE SHARES:
Basic	7,452	7,379	7,436	7,366
Diluted	7,606	7,607	7,577	7,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 28, 2003	September 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,916	$6,895
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	184	302
Depreciation and amortization	16,764	19,170
Write-offs of deferred financing costs	44	—
Write-downs of property and equipment	26	431
Deferred income tax expense	2,323	3,881
Loss on disposals of other property and equipment, net	1,499	491
Changes in operating assets and liabilities:
Accounts receivable	401	(122)
Inventories	1,885	(2,259)
Other assets	(1,707)	(3,533)
Accounts payable	(1,337)	4,932
Accrued expenses and other long-term liabilities	(4,086)	1,609
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,912	31,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,291)	(9,004)
Proceeds from sales of property and equipment	63	3,426
NET CASH USED IN INVESTING ACTIVITIES	(21,228)	(5,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(3,510)	(753)
Repayments of capital lease and finance obligations	(1,192)	(1,396)
Stock options exercised	228	133
NET CASH USED IN FINANCING ACTIVITIES	(4,474)	(2,016)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,790)	24,203

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,341	16,342

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,551	$40,545

SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) during the period for:
Interest	$13,435	$13,030
Income taxes	961	(9)
Capital lease obligations incurred	680	—
Lease incentive equipment received	243	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information -

The accompanying condensed consolidated financial statements as of September 28, 2003 and for the three months and nine months ended September 28, 2003 and September 29, 2002 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive income of Friendly Ice Cream Corporation (“FICC”) and subsidiaries (unless the context indicates otherwise, collectively, the “Company”). Such adjustments consist solely of normal recurring accruals. Operating results for the three and nine month periods ended September 28, 2003 and September 29, 2002 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company’s business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company’s consolidated financial statements, including the notes thereto, which are contained in the 2002 Annual Report on Form 10-K should be read in conjunction with these condensed consolidated financial statements. Capitalized terms not otherwise defined herein should be referenced to the 2002 Annual Report on Form 10-K.

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

Revenue Recognition -

The Company’s revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of frozen desserts through retail and institutional locations and franchising. The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue, net of discounts and allowances, upon delivery of product. Reserves for discounts and allowances from retail sales are estimated and accrued when revenue is recorded. Actual amounts could differ materially from the estimates. Franchise royalty income, based on net sales of franchisees, is payable monthly and is recorded on the accrual method. Initial franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

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

As of September 28, 2003, the remaining restructuring reserve was $530,000. Based on information currently available, management believes that the restructuring reserve as of September 28, 2003 was adequate and not excessive.

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

Restricted Cash -

Restaurant Insurance Corporation (“RIC”), an insurance subsidiary, is required to hold assets in trust whose value is at least equal to certain of RIC’s outstanding estimated insurance claim liabilities. Accordingly, as of September 28, 2003, cash of approximately $1,945,000 was restricted. There was no restricted cash as of December 29, 2002 as this requirement was satisfied with a letter of credit.

Inventories -

Inventories were stated at the lower of first-in, first-out cost or market. Inventories at September 28, 2003 and December 29, 2002 were (in thousands):

	September 28, 2003	December 29, 2002

Raw materials	$1,240	$801
Goods in process	79	203
Finished goods	14,074	16,274
Total	$15,393	$17,278

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

Income Taxes -

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. As of September 28, 2003 and December 29, 2002, a valuation allowance of $10,200,000 existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

Derivative Instruments and Hedging Agreements -

The Company enters into commodity option contracts from time to time to manage dairy cost pressures. The Company’s commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and, accordingly, are marked to market each period, with the resulting gains or losses recognized in cost of sales.

Earnings Per Share -

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted income per share because to do so would have been antidilutive, was 158,236 and 50,960 for the three months ended September 28, 2003 and September 29, 2002, respectively. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted income per share because to do so would have been antidilutive, was 195,626 and 84,514 for the nine months ended September 28, 2003 and September 29, 2002, respectively.

Presented below is the reconciliation between basic and diluted weighted average shares for the three and nine months ended September 28, 2003 and September 29, 2002 (in thousands):

	For the Three Months Ended
	Basic		Diluted
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Weighted average number of common shares outstanding during the period	7,452	7,379	7,452	7,379
Adjustments:
Assumed exercise of stock options	—	—	154	228
Weighted average number of shares outstanding	7,452	7,379	7,606	7,607

	For the Nine Months Ended
	Basic		Diluted
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Weighted average number of common shares outstanding during the period	7,436	7,366	7,436	7,366
Adjustments:
Assumed exercise of stock options	—	—	141	208
Weighted average number of shares outstanding	7,436	7,366	7,577	7,574

Stock-Based Compensation -

The Company accounts for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.”  No stock-based compensation cost is included in net income for the Company’s Stock Option Plan, as all options granted during periods presented had an exercise price equal to the market value of the stock on the date of grant.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123’s provisions for fair value recognition. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. The Company did not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148, but will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

In accordance with SFAS No. 148, the following table presents the effect on net income and net income per share had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net income, as reported	$5,315,000	$3,488,000	$6,916,000	$6,895,000
Less stock based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(528,000)	(236,000)	(620,000)	(329,000)

Pro forma net income	$4,787,000	$3,252,000	$6,296,000	$6,566,000
Basic net income per share, as reported	$0.71	$0.47	$0.93	$0.94
Basic net income per share, pro forma	$0.64	$0.44	$0.85	$0.89

Diluted net income per share, as reported	$0.70	$0.46	$0.91	$0.91
Diluted net income per share, pro forma	$0.63	$0.43	$0.83	$0.87

Fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2003	2002
Risk free interest rate	3.04%	3.60%
Expected life	5 years	5 years
Expected volatility	75.47%	79.97%
Dividend yield	0.00%	0.00%
Fair value	$4.20	$4.99

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

During the three and nine months ended September 28, 2003, the foodservice segment did not charge additional zone pricing to the restaurant and franchise segments. As a result, intercompany zone pricing of approximately $130,000 and $362,000 for the three and nine months ended September 29, 2002, respectively, was reclassified out of foodservice revenue, resulting in reduced cost of sales in the restaurant and franchise segments to conform with current year presentation. Additionally, ice cream promotion marketing costs of $471,000 and $1,200,000 that were funded by the foodservice segment in 2002 were reclassified to the restaurant segment for the three and nine months ended September 29, 2002, respectively.

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

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(in thousands)
Revenues:
Restaurant	$127,605	$124,885	$353,775	$351,034
Foodservice	66,352	66,331	183,311	180,007
Franchise	2,571	2,663	7,536	7,342
Total	$196,528	$193,879	$544,622	$538,383

Intersegment revenues:
Restaurant	$—	$—	$—	$—
Foodservice	(36,178)	(35,565)	(99,934)	(98,714)
Franchise	—	—	—	—
Total	$(36,178)	$(35,565)	$(99,934)	$(98,714)

External revenues:
Restaurant	$127,605	$124,885	$353,775	$351,034
Foodservice	30,174	30,766	83,377	81,293
Franchise	2,571	2,663	7,536	7,342
Total	$160,350	$158,314	$444,688	$439,669

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(in thousands)
EBITDA:
Restaurant	$17,308	$15,088	$41,791	$42,356
Foodservice	5,573	5,439	14,020	14,403
Franchise	1,769	1,862	5,332	4,998
Corporate	(5,485)	(4,771)	(14,835)	(13,154)
(Loss) gain on property and equipment, net	(264)	143	(1,487)	110
Reduction of restructuring reserve	—	—	—	400
Total	$18,901	$17,761	$44,821	$49,113

Interest expense, net-Corporate	$6,048	$6,212	$18,242	$18,764

Depreciation and amortization:
Restaurant	$3,648	$4,019	$11,412	$12,006
Foodservice	770	798	2,253	2,469
Franchise	39	63	116	202
Corporate	934	1,217	2,983	4,493
Total	$5,391	$6,097	$16,764	$19,170

Other non-cash expenses:
Corporate	$54	$169	$184	$302
Write-downs of property and equipment	26	—	26	431
Total	$80	$169	$210	$733

Income (loss) before provision for income taxes:
Restaurant	$13,660	$11,069	$30,379	$30,350
Foodservice	4,803	4,641	11,767	11,934
Franchise	1,730	1,799	5,216	4,796
Corporate	(12,521)	(12,369)	(36,244)	(36,713)
(Loss) gain on property and equipment, net	(290)	143	(1,513)	(321)
Reduction of restructuring reserve	—	—	—	400
Total	$7,382	$5,283	$9,605	$10,446

	For the Nine Months Ended September 28, 2003	For the Year Ended December 29, 2002
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$17,882	$15,386
Foodservice	3,280	1,667
Corporate	1,052	1,039
Total	$22,214	$18,092

	September 28, 2003	December 29, 2002
Total assets:
Restaurant	$150,162	$144,927
Foodservice	38,540	39,631
Franchise	9,632	9,062
Corporate	59,313	63,578
Total	$257,647	$257,198

3. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor. EITF Issue No. 02-16 is effective for arrangements entered into after November 21, 2002. The adoption of EITF Issue No. 02-16 had no material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company is currently in the process of evaluating the impact of FIN 46 and has not yet determined the impact on the Company’s results of operations or financial position.

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

4. RESTRUCTURING RESERVES

The following represents the reserve and activity associated with the March 2000 and October 2001 restructurings (in thousands):

	For the Nine Months Ended September 28, 2003
	Restructuring Reserves as of December 29, 2002	Costs Paid	Restructuring Reserves as of September 28, 2003

Rent	$679	$(216)	$463
Utilities and real estate taxes	121	(85)	36
Equipment	77	(77)	—
Other	60	(29)	31
Total	$937	$(407)	$530

	For the Nine Months Ended September 29, 2002
	Restructuring Reserves as of December 30, 2001	Costs Paid	Reserve Reduction	Restructuring Reserves as of September 29, 2002

Severance pay	$516	$(473)	$(43)	$—
Rent	1,318	(320)	(298)	700
Utilities and real estate taxes	185	(89)	(3)	93
Equipment	480	(197)	219	502
Outplacement services	6	(6)	—	—
Other	551	(126)	(275)	150
Total	$3,056	$(1,211)	$(400)	$1,445

Based on information currently available, management believes that the restructuring reserve as of September 28, 2003 was adequate and not excessive.

5. RELATED PARTY TRANSACTIONS

In 1994, TRC Realty LLC (a subsidiary of TRC, whose majority equity owner is the Company’s Chairman) entered into a ten-year operating lease for an aircraft for use by both the Company and TRC (which operates restaurants using the trademark Perkins Restaurant and Bakery (“Perkins”)). In 1999, this lease was cancelled and TRC Realty LLC entered into a new ten-year operating lease for a new aircraft. The Company shared proportionately with Perkins in reimbursing TRC Realty LLC for leasing, tax and insurance expenses. In addition, the Company also incurred actual usage costs. During the year ended December 29, 2002, the Company expensed its share of the expected net loss on the termination of the cost sharing arrangement as TRC Realty LLC anticipated terminating the lease and disposing of the aircraft by May 2003. The Company’s share of the expected net loss was approximately $950,000 and was included in operating expenses in the consolidated statement of operations for the year ended December 29, 2002. At the Company’s July 23, 2003 Board of Directors meeting, the disinterested Board members approved a payment up to $1,000,000 to TRC Realty LLC and on August 26, 2003, a payment of approximately $868,000 was made to TRC Realty LLC that terminated the Company’s cost sharing arrangement with Perkins. The payment exceeded the remaining reserve for expected losses by approximately $86,000, which was reflected in operating expenses for the quarter ended September 28, 2003. Under the cost sharing arrangement, which would have expired in January 2010, the Company paid approximately $500,000 annually.

During August 2003, Friendly’s entered into a single restaurant franchise agreement with Treats of Huntersville LLC (“Treats”). The owner of Treats is a family member of the Company’s Chairman of the Board of Directors. The transaction was a standard agreement in compliance with the terms and conditions of the Uniform Franchise Offering Circular allowing Treats to operate one location. The location, which was initially opened by a former franchisee but closed in July 2002, was reopened by Treats in August 2003. Treats paid an initial franchise fee of $35,000, which was included in income during the quarter ended September 28, 2003.

6. FRANCHISE TRANSACTIONS

In 2000, the Company and its first franchisee, Friendco Restaurants Inc., a subsidiary of Davco Restaurants, Inc. (“Davco”), agreed to terminate Davco’s rights as the exclusive developer of new Friendly’s restaurants in Maryland, Delaware, the District of Columbia and northern Virginia, effective December 28, 2000. At that time, Davco had the right to close up to 16 existing franchised locations and operate the remaining 32 locations under their respective existing franchise agreements until such time as a new franchisee was found for those locations. The existing franchise agreements for the 32 locations were modified as of December 29, 2001 to allow early termination subject, however, to liquidated damages on 22 of the 32 franchise agreements. During the year ended December 30, 2001, Davco transferred its rights to three franchised locations to a third party and closed two restaurants.  During the year ended December 29, 2002, Davco transferred its rights to 24 additional franchised locations to six separate third parties and closed six restaurants. During the nine months ended September 28, 2003, Davco closed four restaurants and transferred its rights to three additional franchised locations to two third parties. As of September 28, 2003, Friendco Restaurants Inc. owned six restaurants. During June 2003, the Company entered into a Settlement Agreement and Mutual General Release (the “Agreement”) with Davco. The Agreement released Davco from all obligations and guarantees related to certain leases associated with franchised locations. Proceeds received in connection with the Agreement were $250,000, which was recorded as revenue in the nine months ended September 28, 2003.

During July 2003, the Company entered into a development agreement granting Jax Family Rest., Inc. (“Jax”) certain limited exclusive rights to operate and develop Friendly’s full-service restaurants in designated areas within Baker, Clay, Nassau, Putnam and St. John’s counties, Florida (the “Jax Agreement”). Pursuant to the Jax Agreement, Jax agreed to open 10 new restaurants over the next seven years. The Company received development fees of $155,000, which represent one-half of the initial franchise fees. The $155,000 will be recognized into income as restaurants are opened.

8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligation related to the Senior Notes are guaranteed fully and unconditionally by one of FICC’s wholly owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Restaurant Insurance Corporation, Friendly’s Realty I, LLC, Friendly’s Realty II, LLC and Friendly’s Realty III, LLC (collectively, the “Non-guarantor Subsidiaries”). All of the LLCs’ assets were owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs’ assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of September 28, 2003 and December 29, 2002 and for the nine months ended September 28, 2003 and September 29, 2002 were not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of September 28, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$26,882	$2,948	$1,721	$—	$31,551
Restricted cash	—	—	1,945	—	1,945
Accounts receivable, net	9,059	1,393	—	—	10,452
Inventories	15,393	—	—	—	15,393
Deferred income taxes	7,718	18	—	35	7,771
Prepaid expenses and other current assets	8,202	1,151	7,780	(14,248)	2,885
Total current assets	67,254	5,510	11,446	(14,213)	69,997
Deferred income taxes	—	264	—	(264)	—
Property and equipment, net	115,624	—	47,894	—	163,518
Intangibles and deferred costs, net	15,767	—	2,548	—	18,315
Investments in subsidiaries	5,183	—	—	(5,183)	—
Other assets	4,902	8,141	915	(8,141)	5,817

Total assets	$208,730	$13,915	$62,803	$(27,801)	$257,647

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$8,535	$—	$1,093	$(7,776)	$1,852
Accounts payable	22,565	—	—	—	22,565
Accrued expenses	38,320	4,514	6,631	(6,280)	43,185
Total current liabilities	69,420	4,514	7,724	(14,056)	67,602
Deferred income taxes	4,085	—	—	(229)	3,856
Long-term obligations, less current maturities	181,112	—	52,281	—	233,393
Other long-term liabilities	50,487	890	6,126	(8,333)	49,170
Stockholders’ (deficit) equity	(96,374)	8,511	(3,328)	(5,183)	(96,374)

Total liabilities and stockholders’ (deficit) equity	$208,730	$13,915	$62,803	$(27,801)	$257,647

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended September 28, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$158,083	$2,267	$—	$—	$160,350

Costs and expenses:
Cost of sales	56,561	—	—	—	56,561
Labor and benefits	45,402	—	—	—	45,402
Operating expenses and write-downs of property and equipment	31,276	—	(1,740)	—	29,536
General and administrative expenses	8,781	1,158	—	—	9,939
Depreciation and amortization	4,821	—	570	—	5,391
Loss on disposals of other property and equipment, net	88	—	3	—	91
Interest expense, net	4,883	—	1,165	—	6,048

Income before provision for income taxes and equity in net income of consolidated subsidiaries	6,271	1,109	2	—	7,382

Provision for income taxes	(1,561)	(455)	(51)	—	(2,067)

Income (loss) before equity in net income of consolidated subsidiaries	4,710	654	(49)	—	5,315

Equity in net income of consolidated subsidiaries	605	—	—	(605)	—

Net income (loss)	$5,315	$654	$(49)	$(605)	$5,315

Supplemental Condensed Consolidating Statement of Operations

For the Nine Months Ended September 28, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$438,247	$6,441	$—	$—	$444,688

Costs and expenses:
Cost of sales	157,717	—	—	—	157,717
Labor and benefits	127,326	—	—	—	127,326
Operating expenses and write-downs of property and equipment	90,337	—	(5,199)	—	85,138
General and administrative expenses	24,921	3,476	—	—	28,397
Depreciation and amortization	15,046	—	1,718	—	16,764
Loss on disposals of other property and equipment, net	1,379	—	120	—	1,499
Interest expense, net	14,772	—	3,470	—	18,242

Income (loss) before provision for income taxes and equity in net income of consolidated subsidiaries	6,749	2,965	(109)	—	9,605

Provision for income taxes	(1,329)	(1,216)	(144)	—	(2,689)

Income (loss) before equity in net income of consolidated subsidiaries	5,420	1,749	(253)	—	6,916

Equity in net income of consolidated subsidiaries	1,496	—	—	(1,496)	—

Net income (loss)	$6,916	$1,749	$(253)	$(1,496)	$6,916

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 28, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$21,572	$1,004	$(592)	$928	$22,912

Cash flows from investing activities:
Purchases of property and equipment	(21,291)	—	—	—	(21,291)
Proceeds from sales of property and equipment	63	—	—	—	63
Return of investment in subsidiary	535	—	—	(535)	—
Net cash used in investing activities	(20,693)	—	—	(535)	(21,228)

Cash flows from financing activities:
Repayments of obligations	(3,942)	—	(760)	—	(4,702)
Stock options exercised	228	—	—	—	228
Reinsurance deposits received	—	—	2,207	(2,207)	—
Reinsurance payments made from deposits	—	—	(1,279)	1,279	—
Dividends paid	—	—	(535)	535	—
Net cash used in financing activities	(3,714)	—	(367)	(393)	(4,474)

Net (decrease) increase in cash and cash equivalents	(2,835)	1,004	(959)	—	(2,790)

Cash and cash equivalents, beginning of period	29,717	1,944	2,680	—	34,341

Cash and cash equivalents, end of period	$26,882	$2,948	$1,721	$—	$31,551

Supplemental disclosures:
Interest paid	$9,945	$—	$3,490	$—	$13,435
Income taxes (refunded) paid	(653)	1,251	363	—	961
Capital lease obligations incurred	680	—	—	—	680
Lease incentive equipment received	243	—	—	—	243

Supplemental Condensed Consolidating Balance Sheet

As of December 29, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$29,717	$1,944	$2,680	$—	$34,341
Accounts receivable, net	9,695	1,158	—	—	10,853
Inventories	17,278	—	—	—	17,278
Deferred income taxes	7,718	18	—	35	7,771
Prepaid expenses and other current assets	8,624	1,175	7,778	(14,515)	3,062
Total current assets	73,032	4,295	10,458	(14,480)	73,305
Deferred income taxes	—	264	—	(264)	—
Property and equipment, net	108,805	—	49,568	—	158,373
Intangibles and deferred costs, net	16,930	—	2,712	—	19,642
Investments in subsidiaries	4,222	—	—	(4,222)	—
Other assets	4,963	6,742	915	(6,742)	5,878

Total assets	$207,952	$11,301	$63,653	$(25,708)	$257,198

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$9,138	$—	$1,031	$(7,776)	$2,393
Accounts payable	23,902	—	—	—	23,902
Accrued expenses	42,581	3,654	6,861	(6,654)	46,442
Total current liabilities	75,621	3,654	7,892	(14,430)	72,737
Deferred income taxes	1,762	—	—	(229)	1,533
Long-term obligations, less current maturities	183,771	—	53,103	—	236,874
Other long-term liabilities	50,500	885	5,198	(6,827)	49,756
Stockholders’ (deficit) equity	(103,702)	6,762	(2,540)	(4,222)	(103,702)

Total liabilities and stockholders’ (deficit) equity	$207,952	$11,301	$63,653	$(25,708)	$257,198

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended September 29, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$156,103	$2,211	$—	$—	$158,314

Costs and expenses:
Cost of sales	57,079	—	—	—	57,079
Labor and benefits	43,457	—	—	—	43,457
Operating expenses and write-downs of property and equipment	32,680	—	(1,734)	—	30,946
General and administrative expenses	8,204	1,165	—	—	9,369
Depreciation and amortization	5,515	—	582	—	6,097
Loss on franchise sales of restaurant operations and properties	21	—	—	—	21
(Gain) loss on disposals of other property and equipment, net	(219)	—	69	—	(150)
Interest expense, net	5,027	—	1,185	—	6,212

Income (loss) before provision for income taxes and equity in net income of consolidated subsidiaries	4,339	1,046	(102)	—	5,283

Provision for income taxes	(1,312)	(429)	(54)	—	(1,795)

Income (loss) before equity in net income of consolidated subsidiaries	3,027	617	(156)	—	3,488

Equity in net income of consolidated subsidiaries	461	—	—	(461)	—

Net income (loss)	$3,488	$617	$(156)	$(461)	$3,488

Supplemental Condensed Consolidating Statement of Operations

For the Nine Months Ended September 29, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$433,469	$6,200	$—	$—	$439,669

Costs and expenses:
Cost of sales	156,071	—	—	—	156,071
Labor and benefits	123,618	—	—	—	123,618
Operating expenses and write-downs of property and equipment	90,063	—	(5,224)	—	84,839
General and administrative expenses	23,156	3,493	—	—	26,649
Reduction of restructuring reserve	(400)	—	—	—	(400)
Depreciation and amortization	17,417	—	1,753	—	19,170
Loss on franchise sales of restaurant operations and properties	21	—	—	—	21
Loss on disposals of other property and equipment, net	422	—	69	—	491
Interest expense, net	15,244	—	3,520	—	18,764

Income (loss) before provision for income taxes and equity in net income of consolidated subsidiaries	7,857	2,707	(118)	—	10,446

Provision for income taxes	(2,210)	(1,110)	(231)	—	(3,551)

Income (loss) before equity in net income of consolidated subsidiaries	5,647	1,597	(349)	—	6,895

Equity in net income of consolidated subsidiaries	1,248	—	—	(1,248)	—

Net income (loss)	$6,895	$1,597	$(349)	$(1,248)	$6,895

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 29, 2002

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$29,482	$965	$2,559	$(1,209)	$31,797

Cash flows from investing activities:
Purchases of property and equipment	(9,004)	—	—	—	(9,004)
Proceeds from sales of property and equipment	3,426	—	—	—	3,426
Return of investment in subsidiary	450	—	—	(450)	—
Net cash used in investing activities	(5,128)	—	—	(450)	(5,578)

Cash flows from financing activities:
Repayments of obligations	(2,572)	—	(615)	1,038	(2,149)
Stock options exercised	133	—	—	—	133
Reinsurance deposits received	—	—	2,024	(2,024)	—
Reinsurance payments made from deposits	—	—	(2,195)	2,195	—
Dividends paid	—	—	(450)	450	—
Net cash used in financing activities	(2,439)	—	(1,236)	1,659	(2,016)

Net increase in cash and cash equivalents	21,915	965	1,323	—	24,203

Cash and cash equivalents, beginning of period	15,116	104	1,122	—	16,342

Cash and cash equivalents, end of period	$37,031	$1,069	$2,445	$—	$40,545

Supplemental disclosures:
Interest paid	$9,780	$—	$3,250	$—	$13,030
Income taxes (refunded) paid	(1,029)	1,020	—	—	(9)

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

Overview

The Company’s revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of frozen desserts through retail and institutional locations and franchising. Friendly’s owns and operates 380 full-service restaurants, franchises 155 full-service restaurants and six non-traditional units and manufactures a full line of frozen desserts distributed through more than 3,500 supermarkets and other retail locations in 14 states.

Following is a summary of the Company-owned and franchised units:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Company Units:
Beginning of period	382	390	387	393
Openings	—	—	1	—
Closings	(2)	(1)	(8)	(4)
End of period	380	389	380	389

Franchised Units:
Beginning of period	162	165	162	167
Openings	1	1	3	4
Closings	(2)	(4)	(4)	(9)
End of period	161	162	161	162

Following is a summary of systemwide restaurant sales (dollars in thousands):

	For the Three Months Ended		For the Nine months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Systemwide sales:
Company restaurants	$127,605	$124,885	$353,775	$351,034
Franchise restaurants	56,129	53,626	157,336	150,102
Total restaurant sales	$183,734	$178,511	$511,111	$501,136

Increase in comparable restaurant sales:
Company restaurants	2.9%	7.0%	1.9%	7.3%
Franchise restaurants	5.1%	9.2%	4.9%	10.4%
Systemwide	3.5%	7.6%	2.8%	8.2%

Three months ended September 28, 2003 compared with three months ended September 29, 2002

Revenues:

Total revenues increased $2.1 million, or 1.3%, to $160.4 million for the third quarter ended September 28, 2003 from $158.3 million for the same quarter in 2002. Restaurant revenues increased $2.7 million, or 2.2%, to $127.6 million for the third quarter of 2003 from $124.9 million for the same quarter in 2002. Comparable company-owned restaurant revenues increased 2.9% from the 2002 quarter to the 2003 quarter as increases occurred in all dayparts except breakfast, which decreased. Two locations were re-imaged during the third quarter ended September 28, 2003. The operating days lost during the re-imaging construction period for these locations were negligible. The opening of one new restaurant in June 2003 increased restaurant revenues by $0.5 million. The closing of ten locations over the past 15 months resulted in a $1.4 million decline in restaurant revenues in the 2003 period as compared to the 2002 period. Foodservice (product sales to franchisees and retail customers) revenues decreased by $0.6 million, or 1.9%, to $30.2 million for the third quarter ended September 28, 2003 from $30.8 million for the same quarter in 2002. Franchised restaurant product revenues increased by $0.3 million while sales to foodservice retail supermarket customers declined by $0.9 million. Case volume in the Company’s retail supermarket business decreased by 7.6% for the quarter ended September 28, 2003 when compared to the same quarter in 2002. Franchise royalty and fee revenues decreased $0.1 million, or 3.5%, to $2.6 million for the third quarter ended September 28, 2003 compared to $2.7 million for the same quarter in 2002. The closings of subleased franchised locations reduced franchised rental income by $0.1 million. Initial franchise fees associated with transfers of exiting franchised locations were also lower by $0.1 million in the 2003 period when compared to the 2002 period. Partially offsetting the declines was a $0.1 million, or 6.3%, increase in royalties on franchisee sales. Comparable franchised restaurant revenues increased 5.1% from the 2002 quarter to the 2003 quarter. There were 161 and 162 franchise units open at September 28, 2003 and September 29, 2002, respectively.

Cost of sales:

Cost of sales decreased $0.5 million, or 0.9% to $56.6 million for the three months ended September 28, 2003 from $57.1 million for the same period in 2002. Cost of sales as a percentage of total revenues decreased to 35.3% for the quarter ended September 28, 2003 from 36.1% for the same period in 2002. The lower food cost as a percentage of total revenue was due to a shift in sales mix from foodservice sales to Company-owned restaurant sales. Foodservice sales to franchisees and retail supermarket customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons. Increased manufactured volumes of ice cream and related products and efficiencies in the Company’s manufacturing facilities more than offset the higher cost of cream in the 2003 period when compared to the 2002 period. A decline in foodservice retail sales promotional allowances, recorded as offsets to revenues, also had a favorable impact on total cost of sales as a percentage of total revenues. As a percentage of restaurant revenues, cost of sales decreased to 26.9% in the 2003 period as compared to 27.3% in the 2002 period, in part due to an improvement in food cost controls in the current period.

Labor and benefits:

Labor and benefits increased $1.9 million, or 4.5%, to $45.4 million for the third quarter ended September 28, 2003 from $43.5 million for the same quarter in 2002. Labor and benefits as a percentage of total revenues increased to 28.3% for the third quarter ended September 28, 2003 from 27.4% for the same quarter in 2002. As a percentage of restaurant revenues, labor and benefits increased to 35.6% for the 2003 period from 34.8% in the 2002 period. The increase in labor and benefits as a percentage of restaurant revenue resulted from an increase in restaurant general manager bonuses as restaurant level profitability improved, the expansion of operating hours at some restaurants and an overall decline in staffing efficiencies during the breakfast daypart as breakfast sales have declined when compared to the same period in 2002. A continued emphasis on guest satisfaction also resulted in an increase in costs. Additionally, higher workers compensation costs, increased payroll taxes and a reduced restaurant pension benefit in the 2003 period when compared to the 2002 period contributed to the increase. Revenue increases derived from franchised locations and retail supermarket customers, which do not have any associated restaurant labor and benefits, reduced the impact of the higher restaurant labor and benefits as a percentage of total revenues.

Operating expenses:

Operating expenses decreased $1.4 million, or 4.6%, to $29.5 million for the third quarter ended September 28, 2003 from $30.9 million for the same quarter in 2002. Operating expenses as a percentage of total revenues were 18.4% and 19.5% for the third quarters ended September 28, 2003 and September 29, 2002, respectively. The decrease as a percentage of total revenues resulted from lower restaurant maintenance and restaurant advertising costs in the 2003 period when compared to the 2002 period.

General and administrative expenses:

General and administrative expenses were $9.9 million and $9.4 million for the third quarters ended September 28, 2003 and September 29, 2002, respectively. General and administrative expenses as a percentage of total revenues increased to 6.2% for the third quarter ended September 28, 2003 from 5.9% for the same period in 2002. The increase is primarily the result of salary merit increases, higher employment recruitment costs at the Company’s headquarters, increases in legal fees, higher severance costs and a reduction in the pension benefit.  Bonus expense was lower in the 2003 period when compared to the same period in 2002.

Reduction of restructuring reserve:

Reduction of restructuring reserve was $0.4 million for the three month period ended September 29, 2002. The Company reduced the restructuring reserve by $0.4 million during 2002 since the reserve exceeded estimated remaining payments.

Write-downs of property and equipment:

Write-downs of property and equipment were $26 thousand for the three month period ended September 28, 2003 as a result of a write-down of a vacant land parcel.

Depreciation and amortization:

Depreciation and amortization decreased $0.7 million, or 11.6%, to $5.4 million for the third quarter ended September 28, 2003 from $6.1 million for the same quarter in 2002. Depreciation and amortization as a percentage of total revenues was 3.4% and 3.9% in the 2003 and 2002 quarters, respectively. The reduction reflects the decline in depreciation expense associated with certain purchased software at the Company’s headquarters and fully depreciated restaurant equipment.

Loss (gain) on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net, was $0.1 million for the quarter ended September 28, 2003 compared to a gain on disposals of other property and equipment, net, of $0.2 million for the quarter ended September 29, 2002. The loss in the 2003 quarter primarily resulted from disposals related to the replacement of inoperative equipment. The gain during 2002 primarily resulted from the sale of one restaurant location, which was partially offset by fire losses incurred during the period.

Interest expense, net:

Interest expense, net of capitalized interest and interest income, decreased by $0.2 million, or 2.6%, to $6.0 million for the third quarter ended September 28, 2003 from $6.2 million for the same period in 2002. The decrease was primarily the result of the decrease in the average outstanding debt in the 2003 quarter compared to the 2002 quarter and lower interest rates.

Provision for income taxes:

The provision for income taxes was $2.1 million, or 28.0%, and $1.8 million, or 34.0%, for the third quarters ended September 28, 2003 and September 29, 2002, respectively. The rate in 2002 was reduced in the subsequent quarter as tax credits and changes to state valuation allowances reduced the rate.

Net income:

Net income was $5.3 million and $3.5 million for the third quarters ended September 28, 2003 and September 29, 2002, respectively, for the reasons discussed above.

Nine months ended September 28, 2003 compared with nine months ended September 29, 2002

Revenues:

Total revenues increased $5.0 million, or 1.1%, to $444.7 million for the nine months ended September 28, 2003 from $439.7 million for the same period in 2002. Restaurant revenues increased $2.8 million, or 0.8%, to $353.8 million for the nine months ended September 28, 2003 from $351.0 million for the same period in 2002. Record snowfall during the first quarter of the current year and increased rainfall during the second and third quarters of the current year had an unfavorable impact on restaurant revenues when compared to the prior year. Comparable company-owned restaurant revenues increased 1.9% from the 2002 period to the 2003 period as increases occurred in all dayparts except breakfast, which decreased. Operating days in comparable operating units during the 2003 period were reduced by 0.2% due to construction period closings associated with the Company’s re-imaging program.  Twenty-six locations were re-imaged during the nine months ended September 28, 2003.  The opening of one new restaurant in June 2003 increased restaurant revenues by $0.6 million. The closing of 14 locations over the past 21 months resulted in a $3.6 million decline in restaurant revenues in the 2003 period as compared to the 2002 period. Foodservice (product sales to franchisees and retail customers) revenues increased by $2.1 million, or 2.6%, to $83.4 million for the nine months ended September 28, 2003 from $81.3 million for the same period in 2002. Franchised restaurant product revenues and sales to foodservice retail supermarket customers increased by $0.4 million and $1.7 million, respectively. Case volume in the Company’s retail supermarket business increased by 3.6% for the nine-months ended September 28, 2003 when compared to the same period in 2002. Franchise royalty and fee revenues increased $0.2 million, or 2.6%, to $7.5 million for the nine months ended September 28, 2003 compared to $7.3 million for the same period in 2002. Royalties on franchised sales increased $0.4 million, or 6.9%, as comparable franchised restaurant revenues grew 4.9% from the 2002 period to the 2003 period. Initial franchise fees associated with transfers of existing franchised locations and forfeited development fees were lower by $0.2 million in the 2003 period when compared to the 2002 period. Declines in rental income for subleased locations were offset by $0.3 million received in the 2003 period pursuant to an agreement releasing Davco from all obligations and guarantees related to certain leases associated with franchised locations. There were 161 and 162 franchise units open at September 28, 2003 and September 29, 2002, respectively.

Cost of sales:

Cost of sales increased $1.6 million, or 1.1% to $157.7 million for the nine months ended September 28, 2003 from $156.1 million for the nine months ended September 29, 2002. Cost of sales as a percentage of total revenues was 35.5% for the nine months ended September 28, 2003 and September 29, 2002. Higher cream prices in the 2003 period when compared to the 2002 period and a shift in sales mix from Company-owned restaurant sales to foodservice sales were offset by an improvement in restaurant food cost controls and efficiencies in the Company’s manufacturing facility. Foodservice sales to franchisees and retail supermarket customers have a higher food cost as a percentage of revenue than sales in Company-owned restaurants to restaurant patrons. Foodservice retail sales promotional allowances, recorded as offsets to revenues, were approximately the same percentage of gross retail sales in both periods. The Company expects that cream prices will be higher in the fourth quarter of 2003 when compared to the same period in 2002. Restaurant cost of sales as a percentage of restaurant revenues decreased to 26.8% for the nine months ended September 28, 2003 from 27.2% for the same period in 2002. The decrease in the 2003 period when compared to the 2002 period was in part due to an improvement in food cost controls in the current period.

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

Labor and benefits:

Labor and benefits increased $3.7 million, or 3.0%, to $127.3 million for the nine months ended September 28, 2003 from $123.6 million for the same period in 2002. Labor and benefits as a percentage of total revenues increased to 28.6% for the nine months ended September 28, 2003 from 28.1% for the same period in 2002. As a percentage of restaurant revenues, labor and benefits increased to 36.0% for the 2003 period from 35.3% in the 2002 period. The increase in labor and benefits as a percentage of restaurant revenue was primarily due to higher workers compensation costs, increased payroll taxes and a reduced restaurant pension benefit in the 2003 period when compared to the 2002 period. Minimum staffing requirements during the breakfast daypart have also had an adverse impact on labor costs in the current period when compared to the same period in 2002. Revenue increases derived from franchised locations and retail supermarket customers, which do not have any associated restaurant labor and benefits, reduced the impact of the higher restaurant benefits as a percentage of total revenues.

Operating expenses:

Operating expenses increased $0.7 million, or 0.8%, to $85.1 million for the nine months ended September 28, 2003 from $84.4 million for the same period in 2002. Operating expenses as a percentage of total revenues were 19.1% and 19.2% for the nine months ended September 28, 2003 and September 29, 2002, respectively. The increase in dollars resulted from higher restaurant costs for snow removal, natural gas and advertising in the 2003 period when compared to the 2002 period.

General and administrative expenses:

General and administrative expenses were $28.4 million and $26.6 million for the nine months ended September 28, 2003 and September 29, 2002, respectively. General and administrative expenses as a percentage of total revenues increased to 6.4% for the nine months ended September 28, 2003 from 6.1% for the same period in 2002. The increase is primarily the result of salary merit increases, higher employment recruitment costs for field management and headquarters positions, increases in legal fees, higher severance costs and a reduction in the pension benefit. Bonus expense was lower in the 2003 period when compared to the same period in 2002.

Reduction of restructuring reserve:

Reduction of restructuring reserve was $0.4 million for the nine month period ended September 29, 2002. The Company reduced the restructuring reserve by $0.4 million during 2002 since the reserve exceeded estimated remaining payments.

Write-downs of property and equipment:

Write-downs of property and equipment were $26 thousand and $0.4 million for the nine month periods ended September 28, 2003 and September 29, 2002, respectively, primarily as a result of write-downs of a vacant land parcel in both periods.

Depreciation and amortization:

Depreciation and amortization decreased $2.4 million, or 12.6%, to $16.8 million for the nine months ended September 28, 2003 from $19.2 million for the same period in 2002. Depreciation and amortization as a percentage of total revenues was 3.8% and 4.4% in the 2003 and 2002 periods, respectively. The reduction reflects the decline in depreciation expense associated with certain purchased software at the Company’s headquarters and fully depreciated restaurant equipment.

Loss (gain) on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net, was $1.5 million and $0.5 million for the nine months ended September 28, 2003 and September 29, 2002, respectively.  The loss in the nine month period in 2003 primarily resulted from disposals related to the remodeling of restaurants and the replacement of inoperative equipment. The loss during the nine month period in 2002 primarily resulted from the sale of idle land and four closed locations.

Interest expense, net:

Interest expense, net of capitalized interest and interest income, decreased by $0.6 million, or 2.8%, to $18.2 million for the nine months ended September 28, 2003 from $18.8 million for the same period in 2002. The decrease was primarily the result of the decrease in the average outstanding debt in the 2003 period compared to the 2002 period and lower interest rates. Total outstanding debt, including capital lease and finance obligations, was reduced from $239.3 million at September 29, 2002 to $235.2 million at September 28, 2003.

Provision for income taxes:

The provision for income taxes was $2.7 million, or 28.0%, for the nine months ended September 28, 2003. At this time, the Company estimates that the effective tax rate for 2003 will be 28.0%. The provision for income taxes was $3.6 million, or 34.0%, for the nine months ended September 29, 2002. The rate in 2002 was reduced in the subsequent quarter as tax credits and changes to state valuation allowances reduced the rate. The tax rate for the 2002 fiscal year was 24.0%.

Net income:

Net income was $6.9 million for the nine months ended September 28, 2003 and September 29, 2002 for the reasons discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash generated from operations and, if needed, borrowings under its revolving credit facility. Net cash provided by operating activities was $22.9 million for the nine months ended September 28, 2003. During the nine months ended September 28, 2003, inventory decreased by $1.9 million primarily due to high quantities of purchased frozen goods on hand in December 2002 in preparation for the January 2003 marketing event. Other assets increased $1.7 million primarily as a result of restricted cash of $1.9 million. There was no restricted cash as of December 29, 2002 as this requirement was satisfied with a letter of credit. Accounts payable, trade decreased by $1.3 million primarily as a result of decreased inventory purchases and the timing of rent payments. Accrued expenses and other long-term liabilities decreased $4.1 million as a result of $3.7 million of payments made for accrued construction costs, $4.3 million of corporate and restaurant bonus payments and a reduction of $0.9 million in the gift card liability as a result of redemptions of holiday gift cards sold. These decreases were partially offset by higher accrued interest of $4.7 million due to the timing of interest payment dates.

Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent FICC’s and its subsidiaries’ debt instruments permit) are sources of cash. The amount of debt financing that FICC will be able to incur is limited by the terms of its New Credit Facility and Senior Notes Indenture.

Net cash used in investing activities was $21.2 million for the nine months ended September 28, 2003. Capital expenditures for restaurant operations were approximately $17.9 million for the nine months ended September 28, 2003.

The Company had working capital of $2.4 million as of September 28, 2003. The working capital needs of companies engaged in the restaurant industry are generally low and as a result, restaurants are frequently able to operate with a working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

In December 2001, the Company completed a financial restructuring plan (the “Refinancing Plan”) which included the repayment of the $64.5 million outstanding under the Old Credit Facility and the repurchase of approximately $21.3 million in Senior Notes with the proceeds from $55.0 million in long-term mortgage financing (the “Mortgage Financing”) and a $33.7 million sale and leaseback transaction (the “Sale/Leaseback Financing”). In addition, FICC secured a new $30.0 million revolving credit facility (the “New Credit Facility”) of which up to $20.0 million is available to support letters of credit. The $30.0 million commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of September 28, 2003, $16.9 million was available for additional borrowings under the New Credit Facility, total letters of credit outstanding were approximately $13.1 million and there were no revolving credit loans outstanding.

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

The Mortgage Financing has a maturity date of January 1, 2022 and is amortized over 20 years. Interest on $10 million of the original $55 million from the Mortgage Financing is variable and is the sum of the 30-day LIBOR rate in effect (1.12% at September 28, 2003) plus 6% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances which are re-amortized over the remaining life of the mortgages. The remaining $45 million of the original $55 million from the Mortgage Financing bears interest at a fixed annual rate of 10.16%. Each promissory note may be prepaid in full. The variable rate notes are subject to prepayment penalties during the first five years. The fixed rate notes may not be prepaid without the Company providing the note holders with a yield maintenance premium.

The Mortgage Financing requires the Company to maintain a fixed charge coverage ratio, as defined, of at least 1.10 to 1 and each LLC to maintain a fixed charge coverage ratio, as defined, on an aggregate restaurant basis of at least 1.25 to 1, in each case calculated as of the last day of each fiscal year. The Company is in compliance with these covenants.

The New Credit Facility is secured by substantially all of the assets of FICC and two of its six subsidiaries, Friendly’s Restaurants Franchise Inc. and Friendly’s International Inc. These two subsidiaries also guaranty FICC’s obligations under the New Credit Facility. The New Credit Facility was amended on December 27, 2002 to extend the maturity date to December 17, 2005. As of September 28, 2003, there were no revolving credit loans outstanding.

The revolving credit loans bear interest at the Company’s option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the “Base Rate”) (6.50% at September 28, 2003) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (5.55% at September 28, 2003).

As of September 28, 2003 and December 29, 2002, total letters of credit outstanding were approximately $13.1 million and $14.6 million, respectively. During the nine months ended September 28, 2003 and September 29, 2002, there were no drawings against the letters of credit.

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

The New Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases and sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires the Company to comply with certain financial covenants. The Company is in compliance with these covenants.

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

The $200 million Senior Notes issued in November 1997 (the “Senior Notes”) are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The Senior Notes mature on December 1, 2007. Interest on the Senior Notes is payable at 10.50% per annum semi-annually on June 1 and December 1 of each year. In connection with the Refinancing Plan, FICC repurchased approximately $21.3 million in aggregate principal amount of the Senior Notes for $17.0 million. On July 3, 2003, the Company obtained a limited waiver to the New Credit Facility to allow the Company to repurchase certain of the Senior Notes in an amount up to $3.0 million, subject to certain conditions. In July 2003, FICC repurchased approximately $2.7 million in aggregate principal amount of the Senior Notes for approximately $2.8 million, the then current market value. The remaining $176.0 million of the Senior Notes are redeemable, in whole or in part, at FICC’s option at redemption prices from 105.25% to 100.00%, based on the redemption date.

The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for the remaining three months of 2003 are anticipated to be $9.8 million in the aggregate, of which $6.5 million is expected to be spent on restaurant operations. The Company’s actual 2003 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the New Credit Facility will be sufficient to meet the Company’s anticipated operating requirements, capital requirements and obligations associated with the restructuring.

The following represents the contractual obligations and commercial commitments of the Company as of September 28, 2003 (in thousands):

	Payments due by Period
Contractual Obligations:	Total	Remainder of Fiscal 2003	Fiscal Years 2004 & 2005	Fiscal Years 2006 & 2007	Fiscal Years Beyond 2007
Short-term and long-term debt	$229,351	$270	$2,368	$178,866	$47,847
Capital lease and finance obligations	8,928	350	2,505	1,829	4,244
Operating leases	143,689	6,156	32,908	25,024	79,601
Purchase commitments	38,289	33,921	4,287	81	—

	Amount of Commitment Expiration by Period
Other Commercial Commitments:	Total	Remainder of Fiscal 2003	Fiscal Years 2004 & 2005	Fiscal Years 2006 & 2007	Fiscal Years Beyond 2007
Letters of credit	$13,089	$—	$13,089	$—	$—

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

Significant Known Events, Trends or Uncertainties

Pension Plan Funded Status

Certain of the Company’s employees are covered under a noncontributory defined benefit pension plan. As disclosed in the Company’s 2002 Form 10-K, as of the 2002 measurement date (i.e., the Company’s fiscal 2002 year end), this plan had a projected benefit obligation of $98.9 million and a fair value of plan assets of $81.9 million. The Company recognized an additional minimum liability in accordance with SFAS No. 87 during the year ended December 29, 2002. Since the additional minimum liability exceeded unrecognized prior service cost, the excess of $24.7 million, net of the income tax benefit of $10.1 million, was reported as a charge to stockholders’ deficit in 2002. As a result of the overall decline in market interest rates, the Company will use a lower discount rate to measure the projected benefit obligation as of the 2003 measurement date, which will result in an increase to the projected benefit obligation. As a result of the increased unfunded accumulated benefit obligation, the Company will likely be required to record an additional charge to stockholders’ deficit. Although the Company has not yet determined the exact amount of the charge, the Company currently estimates the increased amount of the unfunded accumulated benefit obligation to be approximately $3.0 million and the charge to stockholders’ deficit to be less than the amount of the underfunding.

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

Revenue Recognition -

The Company’s revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of frozen desserts through retail and institutional locations and franchising. The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue, net of discounts and allowances, upon delivery of product. Reserves for discounts and allowances from retail sales are estimated and accrued when revenue is recorded. Actual amounts could differ materially from the estimates. Franchise royalty income, based on net sales of franchisees, is payable monthly and is recorded on the accrual method. Initial franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

Insurance Reserves -

The Company is self-insured through retentions or deductibles for the majority of its workers’ compensation, automobile, general liability, employer’s liability, product liability and group health insurance programs. Self-insurance amounts vary up to $0.5 million per occurrence. Insurance with third parties, some of which is then reinsured through Restaurant Insurance Corporation (“RIC”), the Company’s wholly-owned subsidiary, is in place for claims in excess of these self-insured amounts. RIC reinsured 100% of the risk from $0.5 million to $1.0 million per occurrence through September 2, 2000 for FICC’s workers’ compensation, general liability, employer’s liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. FICC’s and RIC’s liabilities for estimated incurred losses are actuarially determined and recorded in the accompanying condensed consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material affect on the Company’s insurance expense.

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

As of September 28, 2003, the remaining restructuring reserve was $0.5 million. The restructuring reserve may be increased or decreased based upon remaining payments, which could vary materially from the estimates depending upon the timing of restaurant closings and other factors.

Pension and Other Post-Retirement Benefits -

Certain of the Company’s employees are covered under a noncontributory defined benefit pension plan. The determination of the Company’s obligation and expense for pension and other post-retirement benefits is dependent upon the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among other things, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other post-retirement obligations and expense.

Long-Lived Assets -

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its 1988 Non-Friendly Marks, which were assigned to the Company by Hershey in September 2002, for impairment on a quarterly basis. The Company recognizes impairment has occurred when the carrying value of the 1988 Non-Friendly Marks exceeds the estimated future undiscounted cash flows of the trademarked products.

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

Income Taxes -

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. As of September 28, 2003 and December 29, 2002, a valuation allowance of $10.2 million existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

Stock-Based Compensation -

The Company accounts for stock-based compensation for employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.”  No stock-based compensation cost is included in net income for the Company’s Stock Option Plan, as all options granted during periods presented had an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” the Company will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk exposure since the filing of the 2002 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of September 28, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2003.

During the quarter ended September 28, 2003, there was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits

The exhibit index is incorporated by reference herein.

(b) Reports on Form 8-K

Date Filed	Event Reported
September 2, 2003	Item 5 – Other Events
Item 7 – Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friendly Ice Cream Corporation

By:	/s/PAUL V. HOAGLAND
Name: Paul V. Hoagland
Title: Executive Vice President of Administration and Chief Financial Officer

Date:	October 23, 2003

EXHIBIT INDEX

3.1	Restated Articles of Organization of Friendly Ice Cream Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3(II) to the Registrant’s current report on Form 8-K filed September 2, 2003, File No. 0-3930).
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

4.6	Rights Agreement between the Company and The Bank of New York, a Rights Agent (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).
10.1	The Company’s 2003 Incentive Plan (as amended on July 23, 2003).*
10.2	Agreement dated as of August 27, 2003 terminating the Aircraft Reimbursement Agreement between the Company and TRC Realty Co.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by John. L. Cutter.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Paul V. Hoagland.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Paul V. Hoagland.

* - Management Contract or Compensatory Plan or Arrangement