Form 10-K
period 2003-12-28
FRIENDLY ICE CREAM CORP
filed 2004-02-19
CIK 39135

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2003
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

        The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant, based upon the closing sales price of the common stock on June 27, 2003 on the American Stock Exchange was $35,899,000. For purpose of the foregoing calculation only, all members of the Board of Directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding was 7,511,000 as of January 30, 2004.

Documents incorporated by reference:

        Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after December 28, 2003.

PART I

Item 1. BUSINESS

  Organization

        Friendly's, founded in 1935, was publicly held from 1968 until January 1979, at which time it was acquired by Hershey Foods Corporation ("Hershey"). In 1988, The Restaurant Company ("TRC"), an investor group led by Donald N. Smith, the Company's current Chairman of the Board, acquired Friendly's from Hershey (the "TRC Acquisition"). In November 1997, FICC completed a public offering of 5,000,000 shares of its common stock (the "Common Stock Offering") for gross proceeds of $90 million and a public offering of $200 million of Senior Notes (the "Senior Notes") (collectively, the "Offerings"). In December 2001, the Company successfully completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of the $64.5 million outstanding on its term loans and revolving credit facility (the "Old Credit Facility") and the repurchase of approximately $21.3 million in Senior Notes with the proceeds from $55 million in long-term mortgage financing (the "Mortgage Financing") and a $33.7 million sale and leaseback transaction (the "Sale/Leaseback Financing"). In addition, FICC secured a new $30 million revolving credit facility. The $30 million commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs (the "New Credit Facility"). In connection with the Mortgage Financing, three new limited liability corporations ("LLCs") were organized. Friendly Ice Cream Corporation is the sole member of each LLC.

        Unless the context indicates otherwise: (i) references herein to "Friendly's" or the "Company" refer to Friendly Ice Cream Corporation, its predecessors and its consolidated subsidiaries; (ii) references herein to "FICC" refer to Friendly Ice Cream Corporation and not its subsidiaries; and (iii) as used herein, "Northeast" refers to the Company's core markets, which include Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont. The Company's fiscal years ended December 28, 2003, December 29, 2002, December 30, 2001, December 31, 2000 and January 2, 2000 are referred to herein as 2003, 2002, 2001, 2000 and 1999, respectively. Each year included 52 weeks except 1999, which included 53 weeks.

  General

        As of December 28, 2003, the Company operated 380 full-service restaurants and franchised 157 full-service restaurants and six non-traditional units. The Company also manufactures a complete line of packaged premium ice cream desserts distributed through more than 4,500 supermarkets and other retail locations in 13 states. Friendly's offers its customers a unique dining experience by serving a variety of high-quality, reasonably-priced breakfast, lunch and dinner items, as well as its signature premium ice cream desserts, in a fun and casual neighborhood setting. For the year ended December 28, 2003, Friendly's generated $579.8 million in total revenues and $10.2 million of net income and incurred $24.2 million of interest expense.

        Friendly's restaurants target both families with kids and adults who desire a reasonably priced meal in a full-service setting. The Company's menu offers a broad selection of freshly prepared foods for all dayparts. Friendly's menu currently offers over 100 food and dessert items available for breakfast, lunch and dinner plus afternoon and evening snacks. Breakfast items, generally priced from $3.89 to $6.29, include specialty omelettes and combination breakfasts featuring eggs, pancakes, French toast, bacon and sausage. The Company's lunch and dinner menu, generally priced from $3.49 to $9.99, features signature products including Friendly's own SuperMelt™ sandwiches, specialty Colossal burgers, award winning clam chowder, entrée salads and a full line of dinner entrées. In addition, the Company offers an award winning kid's menu and a special seniors menu for guests over 60. Entrée selections are complemented by Friendly's ice cream desserts and beverages featuring Fribble® shakes, old fashioned milk shakes, classic ice cream sundaes and banana splits, plus specialty sundaes of many types and flavors. Premium ice cream dessert pricing generally ranges from $1.59 to $5.69. Friendly's restaurants also feature special ice cream carryout windows at most locations that are open seasonally providing carryout ice cream cones, sundaes and beverages.

        Despite the Company's capital constraints, management has implemented a number of initiatives to restore and improve operational and financial efficiencies. From the date of the TRC Acquisition through 2003, the Company (i) implemented a major revitalization of its restaurants, (ii) repositioned the Friendly's concept from a sandwich and ice cream shop to a full-service, family-oriented restaurant with broader menu and daypart appeal, (iii) elevated customer service levels by recruiting more qualified managers and expanding the Company's training program, (iv) disposed of 387 under-performing restaurants, (v) capitalized upon the Company's strong brand name recognition by initiating the sale of Friendly's unique line of packaged premium ice cream desserts through retail locations and (vi) implemented a franchising strategy to extend profitably the Friendly's brand without the substantial capital required to build new restaurants. The Company has expanded its franchise operations through sales of existing restaurants, which have included development agreements in under-penetrated markets.

  Capital Investment Program

        A significant component of the Company's capital investment program is the Impact initiative, which is designed to establish a consistent, enhanced Friendly's brand image across the Company's entire restaurant operations. The Company's capital spending strategy seeks to increase comparable restaurant revenues and restaurant cash flow through the on-going re-imaging of existing restaurants. The following illustrates the key components of the Company's capital spending program:

        Restaurant Re-imaging.    The Company substantially completed the re-imaging of 34 restaurants in 2003 at a cost of approximately $167,000 per restaurant. The Company expects to complete the re-imaging of approximately 50 additional restaurants at an estimated cost of $125,000 per project during 2004.

        New Restaurant Construction.    The Company constructed three new restaurants in 2003 at a cost of approximately $1,335,000 per restaurant. The Company expects to construct four new restaurants in 2004.

        Installation of Restaurant Automation Systems.    The Company began upgrading its existing point of sale ("POS") register system in August 2003. The majority of these systems were installed at an average cost of $34,000 per restaurant, some of which is classified as an operating lease in accordance with Statement of Financial Accounting Standard ("SFAS") No. 13, "Accounting for Leases." These POS register systems are designed to improve revenue realization, food cost management and labor scheduling while increasing the speed and accuracy of processing customer orders. The Company expects to have all company-operated restaurants upgraded by June 2004. Additional enhancements to food cost management and labor scheduling will be made to the system during 2005.

  Franchising Program

        The Company has initiated a franchising strategy to expand its restaurant presence in under-penetrated markets, accelerate restaurant growth in new markets, increase marketing and distribution efficiencies and preempt competition by acquiring restaurant locations in the Company's targeted markets. The Company's wholly-owned subsidiary, Friendly's Restaurants Franchise, Inc. ("FRFI") commenced operations in 1996 for the purpose of franchising various restaurant concepts. Since it began operations, FRFI has developed and now offers a franchise program for Friendly's restaurants. The Company generally seeks franchisees that have related business experience, capital adequacy to build-out the Friendly's concept and no other operations which have directly competitive restaurant or food concepts. As part of the development of its franchise business, the Company also sold existing company-operated restaurants, known as "re-franchising." In addition to certain development and other fees, Friendly's receives (i) a royalty based on franchised restaurant revenues and (ii) revenues and earnings from the sale of Friendly's premium ice cream desserts, toppings and food.

        During July 2003, the Company entered into a development agreement granting Jax Family Rest., Inc. ("Jax") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in designated areas within Baker, Clay, Nassau, Putnam and St. John's counties, Florida (the "Jax Agreement"). Pursuant to the Jax Agreement, Jax agreed to open 10 new restaurants over the next seven years. The Company received development fees of $155,000, which represent one-half of the initial franchise fees. The $155,000 will be recognized into income as restaurants are opened.

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

        In December 2000, the Company and its first franchisee, Friendco Restaurants Inc. ("Friendco"), a subsidiary of Davco Restaurants, Inc. ("Davco"), agreed to terminate Friendco's rights as the exclusive developer of new Friendly's restaurants in Maryland, Delaware, the District of Columbia and northern Virginia. Friendco also obtained the right to close existing franchised locations subject, however, to liquidated damages on 22 of its 48 franchise agreements. During the year ended December 30, 2001, Friendco transferred its rights to three franchised locations to a third party and closed two restaurants. During the year ended December 29, 2002, Friendco transferred its rights to 24 additional franchised locations to six separate third parties and closed six restaurants. During the year ended December 28, 2003, Friendco closed five restaurants, transferred its rights to three additional franchised locations to two third parties and at December 28, 2003, retained five franchised restaurants. During June 2003, the Company entered into a Settlement Agreement and Mutual General Release with Davco releasing Davco from all obligations and guarantees related to leases associated with the franchised locations and providing for a payment of $250,000 to the Company, which was recorded as revenue in the year ended December 28, 2003.

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

  Restaurant Carryout Operations

        Through dedicated carryout areas, Friendly's restaurants offer the Company's full line of premium ice cream desserts, including traditional hand-scooped ice cream and soft serve ice cream products and certain of its food menu items. Reserved parking is available at many of the Company's freestanding restaurants to facilitate quick carryout service. During 2003, approximately 10.3% of the Company's average freestanding restaurant revenues were derived from its carryout business with a significant portion of these sales occurring during the afternoon and evening snack periods. In addition, approximately 2.1% of 2003 revenues came from sales of packaged premium ice cream in display cases within its restaurants.

  Retail (Packaged Goods) Sales

        In 1989, the Company extended its packaged premium ice cream dessert line from its restaurants into retail locations. The Company offers a branded product line that includes approximately 50 half-gallon varieties featuring premium ice cream shop flavors and unique sundae combinations, frozen yogurt and sherbet. Specialty flavors include Royal Banana Split™ Sundae, Magnificent Mud Pie and Caramel Fudge Nut Blast®. Proprietary products include the Jubilee Roll®, Wattamelon Roll®, Orange Crème Roll™ and Friendly's branded ice cream cakes. The Company also licenses from Hershey the right to feature certain candy brands including Reese's Pieces® and Reese's® Peanut Butter Cups.

        The Company focuses its marketing and distribution efforts in areas where it has high restaurant penetration and consumer awareness. During the initial expansion of its retail business in 1989 and 1990, Albany, Boston, Hartford and Springfield were primary markets of opportunity. The Company added the New York and Philadelphia markets to its retail distribution efforts in 1992 and 1993. Subsequently, distribution was expanded into the Ohio, Pittsburgh, Baltimore, Washington and Richmond markets.

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

        The Company has developed a broker/distributor network designed to protect product quality through proper product handling and to enhance the merchandising of the Company's premium ice cream desserts. The Company's experienced sales force manages this network to serve specific retailer needs on a market-by-market basis.

  Marketing

        The Company's overall marketing strategy is to build on the equity of the brand so as to maximize and leverage its 68-year heritage and "touch" what consumers emotionally feel about Friendly's.

        The Company's marketing objectives are to increase its share of visits from heavy casual and family dining users and to build top-of-mind awareness of Friendly's advertising and the Friendly's brand. Friendly's advertising builds on the past emotive connections and experiences of families and kids with the brand to present current offers and new menu items. The Company's advertising, media, promotion and product strategies are focused on delivering these objectives.

        Media is planned and purchased on a market-by-market basis to maximize the efficiencies and opportunities in each market. The Company's primary advertising medium is spot television in Friendly's major markets with radio used in the secondary markets or as a frequency builder for special events. Due to the seasonality of ice cream consumption, and the effect from time to time of weather on patronage of the restaurants, the Company's revenues and operating income are typically higher in its second and third quarters. Accordingly, media advertising is focused on the higher consumption months (March through December) with the highest levels during the summer period. The Company uses targeted local restaurant marketing programs to meet its marketing objectives in those markets where penetration does not allow for efficient broadcast media advertising.

        The Company believes that its integrated restaurant and retail (supermarket) marketing efforts provide significant support for the development of its retail business. Specifically, the retail business benefits from the overall awareness of the Friendly's brand generated by the ongoing restaurant advertising program. This combined with the use of a common advertising campaign for both restaurant and retail communications delivers a significantly higher level of consumer exposure and usage compared to the Company's packaged premium ice cream competitors, which have only retail distribution. In turn, sales of the Company's premium ice cream products through more than 4,500 retail locations provide additional consumer awareness which management believes benefits the restaurants. Advertising and promotion expenditures were approximately $21.7 million for 2003.

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

  Manufacturing

        As of December 28, 2003, the Company produced most of its premium ice cream desserts in its Wilbraham, MA company-operated manufacturing plant, which employed a total of approximately 150 people. During 2003, the Wilbraham plant operated at an average capacity of 78%, attaining 95% capacity for the months of June through August, and produced (i) over 17.0 million gallons of ice cream, sherbets and yogurt in bulk and half-gallons, (ii) 5.1 million sundae cups, (iii) 2.2 million premium ice cream dessert rolls, pies and cakes and (iv) 1.0 million gallons of fountain syrups and toppings. The quality of the Company's products is important both to sustain Friendly's image and to enable the Company to satisfy customer expectations. Wherever possible, the Company "engineers in" quality by installing modern processes such as computerized mix-making equipment and monitoring devices to ensure all storage tanks and rooms are kept at proper temperatures for maximum quality. During 2003, capital spending in the manufacturing plant also increased capacity levels.

  Purchasing and Distribution

        The primary raw materials for the manufacture of the Company's premium ice cream desserts are dairy components and sweeteners. The Company's purchasing department procures other food products such as coffee, beef, pork and poultry in large quantities and sometimes uses commodity option contracts to hedge its positions on one or more of these agricultural commodities. Additionally, the Company will forward-contract where appropriate for as long as two-year periods of time. Since not all of the Company's purchases are hedgeable or have adequate open interest to fully hedge the Company's needs, sudden price increases will pose substantial price risks, such as that which occurred in 1998 to the price of cream, which could have a material adverse effect on the Company in the future.

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

        The Company owns one distribution center and leases two others. The Company opened a new distribution facility in May 1999 in York, PA under an operating lease. The Company distributes most product lines to its restaurants, and its packaged premium ice cream desserts to its retail customers, from warehouses in Chicopee and Wilbraham, MA and York, PA with a combined non-union workforce of approximately 200 employees. The Company's private truck fleet delivers most of the product lines required to 97% of the restaurants. Since 2000 the Company has contracted with a third party distributor to provide distribution services to restaurants located in the Florida market. In May 1999, the Company extended its distribution product lines to also include fresh produce and dairy items. The Company is currently distributing produce and dairy products to approximately 73% of its restaurants. The Chicopee, Wilbraham and York warehouses encompass approximately 60,000, 127,000 and 85,000 square feet, respectively. In November 2003, the Company opened an 18,000 square foot freezer addition to its Wilbraham facility. The Company believes that these distribution facilities operate at or above industry standards with respect to timeliness and accuracy of deliveries.

        The Company has distributed its products since its inception to protect the product integrity of its premium ice cream desserts. The Company delivers products to most restaurants using its own fleet of tractors and trailers. The entire fleet is specially built to be compatible with storage access doors, thus protecting premium ice cream desserts from "temperature shock." The trailer fleet is designed to have individual temperature control for three distinct compartments. To provide additional economies to the Company, the truck fleet backhauls on over 38% of its delivery trips, bringing the Company's purchased raw materials and finished products back to the distribution centers.

  Human Resources and Training

        The average company-operated Friendly's restaurant employs between two and six management team members, which may include one General Manager, two Assistant Managers and three Guest Service Supervisors, depending on sales volume, and one General Manager Candidate in each of the Company's 60 training restaurants. The General Manager is directly responsible for day-to-day operations. General Managers report to a District Manager who typically has responsibility for an average of eight to 12 restaurants. District Managers report to a Regional Director who typically has responsibility for approximately 80 to 110 restaurants. Regional Directors report to the Senior Vice President, Restaurant Operations who oversees all company- operated and franchised restaurants.

        The average Friendly's restaurant is staffed with four to 28 employees per shift, including the salaried restaurant management. Shift staffing levels vary by sales volume level, building configuration and time of day. The average restaurant typically utilized approximately 44,000 hourly-wage labor hours in 2003 in addition to salaried management.

  Employees

        The total number of employees at the Company varies between 15,000 and 18,000 depending on the season of the year. As of December 28, 2003, the Company employed approximately 16,000 employees, of which approximately 15,000 were employed in Friendly's restaurants (including approximately 55 in field management), approximately 400 were employed at the Company's manufacturing and three distribution facilities and approximately 300 were employed at the Company's corporate headquarters and other offices. None of the Company's employees is a party to a collective bargaining agreement.

  Licenses and Trademarks

        The Company is the owner or licensee of the trademarks and service marks (the "Marks") used in its business. The Marks "Friendly®" and "Friendly's®" are owned by the Company pursuant to registrations with the U.S. Patent and Trademark Office (the "PTO"). The Mark Friendly's® is

critically important to the Company and, subject to the Company's continued use of that Mark, the Company has the right to perpetually renew the federal registration of such Mark with the PTO which the Company intends to exercise.

        Hershey entered into non-exclusive licenses with the Company for certain candy trademarks used by the Company in its premium ice cream sundae cups (the "Cup License") and pints (the "Pint License"). The Cup License and Pint License automatically renew for unlimited one-year terms subject to certain non-renewal rights held by both parties. Hershey is subject to a non-compete provision in the sundae cup business for a period of two years if the Cup License is terminated by Hershey without cause, provided that the Company maintains its current level of market penetration in the sundae cup business. However, Hershey is not subject to a non-compete provision if it terminates the Pint License without cause.

        The Company also has a non-exclusive license agreement with Leaf, Inc. ("Leaf"), a subsidiary of Hershey, for use of the Heath® Bar candy trademark. The term of the royalty-free Leaf license continues indefinitely subject to termination by Leaf upon 60 days notice. Excluding the Marks subject to the licenses with Hershey and Leaf, the Company is the owner of its Marks.

  Competition

        The restaurant business is highly competitive and is affected by changes in the public's eating habits and preferences, population trends and traffic patterns, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond the Company's control. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image and restaurant location. Each of the Company's restaurants competes directly or indirectly with locally-owned restaurants as well as restaurants with national or regional images and, to a limited extent, restaurants operated by its franchisees. A number of the Company's significant competitors are larger or more diversified and have substantially greater resources than the Company. The Company's retail operations compete with national and regional manufacturers of premium ice cream desserts, many of which have greater financial resources and more established channels of distribution than the Company. Key competitive factors in the retail food business include brand awareness, access to retail locations, price and quality.

  Government Regulation

        The Company is subject to various federal, state and local laws affecting its business. Each Friendly's restaurant is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain required licenses or approvals, or the loss of such licenses and approvals once obtained, can delay, prevent the opening of, or close a restaurant in a particular area. The Company is also subject to federal and state environmental regulations, but these have not had a material adverse effect on the Company's operations.

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

        The Company's operations are also subject to federal and state laws governing such matters as wages, hours, working conditions, civil rights and eligibility to work. Some states have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at the Company's restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage at a federal and/or state level could increase labor costs at the Company's restaurants. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect the Company as well as the restaurant industry in general. The Company is also subject to the Americans with Disabilities Act of 1990 which, among other things, may require certain renovations to its restaurants to meet federally-mandated requirements. The cost of these renovations is not expected to be material to the Company.

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

  Available Information

        The Company's Internet website address is http://www.friendlys.com. The Company's Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through this Internet website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company's Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2. PROPERTIES

        The table below identifies the location of the 537 restaurants operating as of December 28, 2003.

	Company-Operated Restaurants		Franchised Restaurants
State	Freestanding Restaurants	Other Restaurants(a)	Leased/Owned by Franchisees	Leased to Franchisees By FICC	Total Restaurants
Connecticut	37	8	—	—	45
Delaware	—	—	5	2	7
Florida	11	—	4	—	15
Maine	12	—	—	—	12
Maryland	—	—	14	7	21
Massachusetts	91	28	3	—	122
New Hampshire	12	2	—	—	14
New Jersey	35	11	15	—	61
New York	30	11	70	3	114
North Carolina	—	—	2	—	2
Ohio	21	1	1	2	25
Pennsylvania	38	9	15	1	63
Rhode Island	5	—	—	—	5
South Carolina	—	—	4	—	4
Vermont	9	1	—	—	10
Virginia	8	—	6	3	17

Total	309	71	139	18	537

(a)
Includes primarily malls and strip centers.

        The 309 freestanding restaurants range in size from approximately 2,400 square feet to approximately 5,000 square feet. The 71 mall and strip center restaurants range in size from approximately 2,200 square feet to approximately 4,500 square feet. Of the 380 restaurants operated by the Company at December 28, 2003, the Company owned the buildings and the land for 113 restaurants, owned the buildings and leased the land for 92 restaurants and leased both the buildings and the land for 175 restaurants. The Company's leases generally provide for the payment of fixed monthly rentals and related occupancy costs (e.g., property taxes and insurance). Additionally, most mall and strip center leases require the payment of common area maintenance charges and incremental rent of between 2% and 6% of the restaurant's sales.

        In addition to the Company's restaurants, the Company owns an approximately 240,000 square foot facility on 46 acres in Wilbraham, MA, which houses the corporate headquarters, a manufacturing and distribution facility and a warehouse. The Company leases (i) an approximately 60,000 square foot distribution facility in Chicopee, MA, (ii) an approximately 85,000 square foot distribution and office facility in York, PA and (iii) on a short term basis, an approximately 40,000 square foot facility in Ludlow, MA and space for its regional offices and other support facilities.

Item 3. LEGAL PROCEEDINGS

        From time to time the Company is named as a defendant in legal actions arising in the ordinary course of its business. The Company does not believe that the resolutions of these claims will have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations.

        On February 25, 2003, S. Prestley Blake ("Blake"), holder of approximately 10% of the Company's outstanding common stock, sued the Company and its Chairman in a purported derivative action in

Hampden Superior Court, Massachusetts, alleging breach of fiduciary duty and misappropriation of corporate assets in that the Company had paid certain expenses relating to a corporate jet and the Chairman's use of that jet and use of an office in Illinois. The suit seeks to require the Chairman to reimburse the Company, and the Company to pay Blake's attorneys' fees. The Company and its Chairman have denied Blake's allegations and are vigorously defending the lawsuit.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        None

EXECUTIVE OFFICERS

        The executive officers of the Company and their respective ages and positions with the Company are as follows:

        John L. Cutter, 59, has been the Chief Executive Officer and President since February 14, 2003. He served as President and Chief Operating Officer from December 1998 through February 14, 2003. Prior to joining the Company, Mr. Cutter served as Chief Operating Officer at Boston Chicken, Inc. from 1997 through October 1998. From 1993 through 1997, he served as Chief Executive Officer and President of Boston Chicken Golden Gate, LLC, a franchisee of Boston Chicken, Inc. From 1991 through 1993, Mr. Cutter held the position of President and Chief Operating Officer for Nanco Restaurants, Inc. Prior to 1991, Mr. Cutter held the position of Group President at Saga Corporation/American Restaurant Group, Inc.

        Paul V. Hoagland, 51, has been the Executive Vice President of Administration and Chief Financial Officer since February 14, 2003. He served as the Senior Vice President, Chief Financial Officer, Treasurer and Assistant Clerk from May 2001 through February 14, 2003. Prior to joining the Company, Mr. Hoagland served as Executive Vice President and Chief Financial Officer with New England Restaurant Company, Inc. from 1992 to 2001. He also held a variety of executive positions with Burger King Corporation/Grand Metropolitan, including Vice President Finance—European Division and concluded his tenure with them as the Operations Vice President for the Northeastern region. Mr. Hoagland began his career as a Controller for the I.T.T. Continental Baking Company.

        Lawrence A. Rusinko, 42, has been the Senior Vice President, Marketing since July 2003. Prior to joining the Company, Mr. Rusinko served as Vice President of Marketing for Panera Bread Company from April 1997 to July 2003 and as Panera's Director of Marketing from May 1995 to March 1997. He also held a series of broader marketing management positions with Taco Bell Corp. from September 1989 to April 1995 in New Products, Merchandising and Promotions, Field Marketing and Creative Services.

        Michael A. Maglioli, 58, has been Senior Vice President, Restaurant Operations since January 2002. He served as Vice President, Restaurant Operations from March 2000 to December 2001. Mr. Maglioli has been employed in various capacities with the Company since 1968. Mr. Maglioli's duties have included Restaurant Manager, District Manager, Division Manager, Regional Director and Regional Vice President.

        Garrett J. Ulrich, 53, has been Vice President, Human Resources since September 1991. Prior to joining the Company, Mr. Ulrich held the position of Vice President, Human Resources for Dun & Bradstreet Information Services, North America from 1988 to 1991. From 1978 to 1988, Mr. Ulrich held various Human Resource executive and managerial positions at Pepsi Cola Company, a division of PepsiCo.

        Allan J. Okscin, 52, has been Vice President, Corporate Controller since July 2003. He served as Corporate Controller from 1989 through July 2003 and has been employed in various capacities with the Company since 1977. Mr. Okscin's duties have included Assistant Controller and several managerial positions in Financial Reporting, Financial Services and Internal Auditing. Mr. Okscin is a certified public accountant.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On January 3, 2000, the Company was notified by The Nasdaq-Amex Group, a NASD Company, that the Company's shares, which were traded on the NASDAQ National Market, had failed to maintain a minimum bid price of $5.00 per share or greater for 30 consecutive trading days as required under NASDAQ rules. Since the Company's shares listed on NASDAQ did not trade at $5.00 or above for at least ten consecutive trading days before April 3, 2000, the Company's shares were de-listed from NASDAQ. Effective June 8, 2000, the Company's Common Stock began trading on the American Stock Exchange (AMEX) under the symbol "FRN". The following table sets forth the closing high and low sale price per share of the Company's Common Stock during each fiscal quarter within the two most recent fiscal years as reported on AMEX:

MARKET PRICE OF COMMON STOCK

	High	Low
2003
First Quarter	$6.98	$5.61
Second Quarter	6.94	5.61
Third Quarter	8.00	6.11
Fourth Quarter	11.22	7.62
2002
First Quarter	$7.11	$4.00
Second Quarter	8.84	6.40
Third Quarter	7.98	7.03
Fourth Quarter	7.45	5.00

        The number of shareholders of record of the Company's Common Stock as of January 30, 2004 was 606.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

        The following table sets forth selected consolidated historical financial information of FICC and its subsidiaries, which has been derived from the Company's audited Consolidated Financial Statements for each of the five most recent years ended December 28, 2003. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the basis of the presentation and significant accounting policies of the consolidated historical financial information set forth below. No dividends were declared or paid for any period presented.

	Fiscal Year (a)
(in thousands, except per share data)	2003	2002	2001	2000	1999

Statement of Operations Data:
Revenues:
Restaurant	$459,758	$454,569	$447,953	$508,976	$618,433
Foodservice	110,190	106,331	95,368	76,635	57,483
Franchise	9,822	9,472	9,174	8,710	4,968
International	—	—	—	—	23

Total revenues	579,770	570,372	552,495	594,321	680,907

Costs and expenses:
Cost of sales	207,071	202,418	198,049	196,378	206,433
Labor and benefits	166,982	161,647	157,312	187,641	228,492
Operating expenses	108,322	108,829	102,892	113,514	133,881
General and administrative expenses (b)	41,657	39,462	39,661	44,936	49,552
Pension curtailment gain (c)	(8,113)	—	—	—	—
(Reversal of restructuring expenses) restructuring expenses, net (d)	—	(400)	636	12,056	—
Relocation of manufacturing and distribution facility (e)	—	—	—	—	1,175
Write-downs of property and equipment (d,f)	26	976	800	20,834	1,913
Depreciation and amortization	22,539	24,521	29,027	30,750	34,989
Gain on franchise sales of restaurant operations and properties (g)	—	(675)	(4,591)	(5,307)	(2,574)
Loss (gain) on disposals of other property and equipment, net	2,044	578	(2,021)	(5,507)	(534)

Operating income (loss)	39,242	33,016	30,730	(974)	27,580
Interest expense, net (h)	24,157	24,870	27,310	31,053	33,694
Recovery of write-down of net loss in joint venture (i)	—	—	—	—	(896)

Income (loss) before (provision for) benefit from income taxes, extraordinary item and cumulative effect of change in accounting principle	15,085	8,146	3,420	(32,027)	(5,218)
(Provision for) benefit from income taxes	(4,899)	(1,959)	(300)	21,221	5,937

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	10,186	6,187	3,120	(10,806)	719
Extraordinary item, net of income tax effect (j)	—	—	547	—	—
Cumulative effect of change in accounting principle, net of income tax effect (k)	—	—	—	—	(319)

Net income (loss)	$10,186	$6,187	$3,667	$(10,806)	$400

	Fiscal Year (a)
	2003	2002	2001	2000	1999
Basic income (loss) per share:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$1.37	$0.84	$0.43	$(1.45)	$0.09
Extraordinary item, net of income tax effect	—	—	0.07	—	—
Cumulative effect of change in accounting principle, net of income tax effect	—	—	—	—	(0.04)

Net income (loss)	$1.37	$0.84	$0.50	$(1.45)	$0.05

Diluted income (loss) per share:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$1.34	$0.82	$0.43	$(1.45)	$0.09
Extraordinary item, net of income tax effect	—	—	0.07	—	—
Cumulative effect of change in accounting principle, net of income tax effect	—	—	—	—	(0.04)

Net income (loss)	$1.34	$0.82	$0.50	$(1.45)	$0.05

Other Data:
Net cash provided by (used in) operating activities	$25,846	$32,471	$15,472	$(2,961)	$34,551
Net cash (used in) provided by investing activities	(29,712)	(11,614)	42,753	25,049	(22,775)
Net cash used in financing activities	(4,844)	(2,858)	(56,467)	(19,566)	(10,738)
Capital expenditures:
Cash	$29,791	$17,877	$13,922	$18,773	$41,388
Non-cash (l)	1,925	215	—	3,674	—

Total capital expenditures	$31,716	$18,092	$13,922	$22,447	$41,388

	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000	January 2, 2000
Balance Sheet Data:
Working capital (deficit)	$(4,177)	$568	$(19,359)	$(35,429)	$(47,824)
Total assets	$252,452	$257,198	$252,562	$297,686	$356,370
Total long-term debt and capital lease obligations, excluding current maturities	$233,710	$236,874	$239,064	$283,658	$300,345
Total stockholders' deficit	$(98,026)	$(103,702)	$(96,014)	$(99,983)	$(89,705)

Note: The Company has restated its revenues and operating expenses for 1999, 2000 and 2001 due to a change in classification of certain retail selling expenses against retail revenue. See Note 4 of Notes to Consolidated Financial Statements.

(a)
1999 included 53 weeks of operations. All other years presented included 52 weeks of operations.

(b)
General and administrative expenses included stock compensation expense of $330, $531, $298, $527 and $563 for 2003, 2002, 2001, 2000 and 1999, respectively.

(c)
In November 2003, the Company announced that effective December 31, 2003, all benefits accrued under the pension plan would be frozen at the level attained on that date. The benefits accrued through December 31, 2003 will not be reduced and will continue to be credited with interest. As a result, the Company recognized a one-time pension curtailment gain of $8,113 in 2003.

(d)
In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. As a result of this plan, the Company reported a pre-tax restructuring charge of $12,056 for severance, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17,000 in the year ended December 31, 2000. The Company reduced the restructuring reserve by $1,900 and $400 during the years ended December 30, 2001 and December 29, 2002, respectively, since the reserve exceeded estimated remaining payments.

  On October 10, 2001, the Company eliminated approximately 70 positions at corporate headquarters. In addition, approximately 30 positions in the restaurant construction and fabrication areas were eliminated by December 30, 2001. The purpose of the reduction was to streamline functions and reduce redundancy among its business segments. As a result of the elimination of the positions and the outsourcing of certain functions, the Company reported a pre-tax restructuring charge of $2,536 for severance, rent and unusable construction supplies in the year ended December 30, 2001.

(e)
Costs associated with the relocation of manufacturing and distribution operations from Troy, OH to Wilbraham, MA and York, PA.

(f)
In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. The Company determined that the carrying values of certain of these properties exceeded their estimated fair values less costs to sell. Accordingly, the carrying values of 69 of the 81 locations closed at the end of March 2000 were reduced by an aggregate of $7,800 and the carrying values of 64 of the 70 locations which were to be disposed of over the next 24 months were reduced by an aggregate of $9,200. In addition to these properties, it was determined during 2000 that the carrying values of certain other properties exceeded their estimated fair values less costs to sell. The carrying values of these 12 properties were reduced by an aggregate of $2,700 and the carrying values of eight properties leased to Davco were reduced by $1,100. All other write-downs of property and equipment related to property and equipment to be held and used or disposed of in the normal course of the Company's operations.

(g)
Net gains recorded in connection with sales of equipment, operating rights and properties to franchisees.

(h)
Interest expense was net of capitalized interest of $144, $0, $93, $109 and $397 and interest income of $838, $808, $581, $219 and $132 for 2003, 2002, 2001, 2000 and 1999, respectively.

(i)
During 1999, the Company recovered approximately $827 of cash and $69 of equipment from its previous joint venture partner.

(j)
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

(k)
Related to a change in accounting principle for pre-opening costs.

(l)
Non-cash capital expenditures represent the cost of assets acquired through the incurrence of capital lease obligations and the utilization of lease incentives.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes thereto included elsewhere herein.

  Overview

        The Company's revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. As of December 28, 2003, Friendly's operated 380 full-service restaurants, franchised 157 full-service restaurants and six non-traditional units and manufactured a full line of premium ice cream desserts distributed through more than 4,500 supermarkets and other retail locations in 13 states. The Company was publicly held from 1968 until January 1979, at which time it was acquired by Hershey Foods Corporation ("Hershey"). Under Hershey's ownership, the number of Company restaurants increased from 601 to 849. Hershey subsequently sold the Company in September 1988 to The Restaurant Company ("TRC") in a highly-leveraged transaction (the "TRC Acquisition").

        Beginning in 1989, the new management focused on improving operating performance through revitalizing and renovating restaurants, upgrading and expanding the menu and improving management hiring, training, development and retention. Also in 1989, the Company introduced its signature premium ice cream desserts into retail locations in the Northeast. Since the beginning of 1989, 50 new restaurants have been opened while 387 under-performing restaurants have been closed and 131 restaurants have been refranchised.

        The high leverage associated with the TRC Acquisition has severely impacted the liquidity and profitability of the Company. As of December 28, 2003, the Company had a stockholders' deficit of $98.0 million. Cumulative net interest expense of $563.2 million since the TRC Acquisition has significantly contributed to the deficit. The Company's net income in 2003 of $10.2 million included $24.2 million of interest expense, net. The degree to which the Company is leveraged could have important consequences, including the following: (i) potential impairment of the Company's ability to obtain additional financing in the future; (ii) because borrowings under the Company's New Credit Facility and Mortgage Financing in part bear interest at floating rates, the Company could be adversely affected by any increase in prevailing rates; (iii) the Company is more leveraged than certain of its principal competitors, which may place the Company at a competitive disadvantage; and (iv) the Company's substantial leverage may limit its ability to respond to changing business and economic conditions and make it more vulnerable to a downturn in general economic conditions.

        The Company's revenue and operating income have improved significantly since the TRC Acquisition. With the closing of 387 restaurants, average revenue per restaurant has increased 81.6% from $0.7 million in 1989 to $1.2 million in 2003. Foodservice operations manufactures premium ice cream dessert products and distributes such manufactured products and purchased finished goods to both company-operated and franchised restaurants. Additionally, it sells premium ice cream dessert products to distributors and retail and institutional locations. Foodservice (franchise, retail and institutional) revenues have increased from $1.4 million in 1989 to $110.2 million in 2003. Franchise revenues were $9.8 million in 2003. As a result of the closing of under-performing restaurants, the costs associated with the March 2000 restructuring, the growth of the foodservice business and the commencement in July 1997 of the Company's franchising program, period-to-period comparisons may not be meaningful. Largely as a result of its high leverage and interest expense, the Company has reported net income (loss) of $10.2 million, $6.2 million, $3.7 million, ($10.8 million) and $0.4 million for 2003, 2002, 2001, 2000 and 1999, respectively.

        Following is a summary of the company-operated and franchised units:

	For the Three Months Ended		For the Year Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Company Units:
Beginning of period	380	389	387	393
Openings	2	—	3	—
Closings	(2)	(2)	(10)	(6)

End of period	380	387	380	387

Franchised Units:
Beginning of period	161	162	162	167
Openings	3	1	6	5
Closings	(1)	(1)	(5)	(10)

End of period	163	162	163	162

        Following is a summary of systemwide restaurant sales (dollars in thousands):

	For the Three Months Ended			For the Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001	December 28, 2003	December 29, 2002	December 30, 2001
Systemwide sales:
Company restaurants	$105,983	$103,535	$102,924	$459,758	$454,569	$447,953
Franchised restaurants	46,861	43,904	41,879	204,262	193,958	164,499

Total restaurant sales	$152,844	$147,439	$144,803	$664,020	$648,527	$612,452

Increase in comparable restaurant sales:
Company restaurants	3.3%	1.5%	6.5%	2.3%	6.0%	2.6%
Franchised restaurants	5.7%	5.4%	10.0%	5.3%	9.3%	3.6%
Systemwide	4.0%	2.6%	7.4%	3.1%	6.9%	2.9%

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

  2003 Compared to 2002

  Revenues:

        Total revenues increased $9.4 million, or 1.6%, to $579.8 million in 2003 from $570.4 million in 2002. Restaurant revenues increased $5.2 million, or 1.1%, to $459.8 million in 2003 from $454.6 million in 2002. Comparable company-operated restaurant revenues increased 2.3% from 2002 to 2003 as increases occurred in all dayparts except breakfast, which decreased. Record snowfall during the first quarter of the current year and increased rainfall during the second and third quarters of the current year had an unfavorable impact on restaurant revenues when compared to the prior year. Operating days in comparable operating units during 2003 were reduced by 0.3% due to construction period closings associated with the Company's re-imaging program. Thirty-four locations were re-imaged during 2003. The opening of three new restaurants in 2003 increased restaurant revenues by $1.2 million. The closing of 16 locations over the past 24 months resulted in a $5.7 million decline in restaurant revenues in 2003 as compared to 2002. Foodservice (product sales to franchisees and retail customers) revenues increased by $3.9 million, or 3.6%, to $110.2 million in 2003 from $106.3 million in 2002. Franchised restaurant product revenues and sales to foodservice retail supermarket customers increased by $2.6 million and $1.3 million, respectively. Case volume in the Company's retail supermarket business increased by 2.7% in 2003 when compared to 2002. Franchise royalty and fee revenues increased $0.3 million, or 3.7%, to $9.8 million in 2003 compared to $9.5 million in 2002. Royalties on franchised sales increased $0.6 million, or 7.3%, as comparable franchised restaurant revenues grew 5.3% from 2002 to 2003. Initial franchise fees associated with transfers of existing franchised locations and forfeited development fees were lower by $0.2 million in 2003 when compared to 2002. Declines in rental income for subleased locations of $0.4 million were partially offset by $0.3 million received in 2003 pursuant to an agreement releasing Davco from all obligations and guarantees related to certain leases associated with franchised locations. There were 163 and 162 franchise units open at December 28, 2003 and December 29, 2002, respectively.

  Cost of sales:

        Cost of sales increased $4.7 million, or 2.3%, to $207.1 million in 2003 from $202.4 million in 2002. Cost of sales as a percentage of total revenues was 35.7% and 35.5% in 2003 and 2002, respectively. Cream prices in 2003 were comparable to 2002. A shift in sales mix from company-operated restaurant sales to foodservice sales was partially offset by an improvement in restaurant food cost controls and efficiencies in the Company's manufacturing and distribution facilities. Foodservice sales to franchisees and retail supermarket customers (19.0% and 18.6% of total revenues in 2003 and 2002, respectively) have a higher food cost as a percentage of revenue than sales in company-operated restaurants to restaurant patrons. Foodservice retail sales promotional allowances, recorded as offsets to revenues, were reduced by 1.9% in 2003 as a percentage of gross retail sales when compared to 2002 as a result of a change in mix of promotional activities. This reduction had a favorable impact on the overall cost of sales as a percentage of total revenues. Restaurant cost of sales as a percentage of restaurant revenues decreased to 26.8% in 2003 from 27.1% in 2002. The decrease in 2003 when compared to 2002 was in part due to an improvement in food cost controls in the current period.

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

  Labor and benefits:

        Labor and benefits increased $5.4 million, or 3.3%, to $167.0 million in 2003 from $161.6 million in 2002. Labor and benefits as a percentage of total revenues increased to 28.8% in 2003 from 28.3% in 2002. As a percentage of restaurant revenues, labor and benefits increased to 36.3% in 2003 from 35.6% in 2002. The increase in labor and benefits as a percentage of restaurant revenue was partially due to increased payroll taxes and a reduced restaurant pension benefit in 2003 when compared to 2002. Minimum staffing requirements during the breakfast daypart and other service initiatives also had an adverse impact on labor costs in the current year when compared to 2002. Revenue increases derived from franchised locations and retail supermarket customers, which do not have any associated restaurant labor and benefits, reduced the impact of the higher restaurant labor and benefits as a percentage of total revenues.

  Operating expenses:

        Operating expenses decreased $0.5 million, or 0.5%, to $108.3 million in 2003 from $108.8 million in 2002. Operating expenses as a percentage of total revenues were 18.7% and 19.1% in 2003 and 2002, respectively. The decrease in dollars resulted from lower restaurant maintenance costs, as many deferred maintenance projects were completed in 2002, and a reduction in general liability insurance claims. Costs for snow removal and natural gas were higher in 2003 when compared to 2002. Total advertising costs increased by $1.4 million when compared to 2002 but were mostly offset by a $1.0 million charge in 2002 associated with the termination of a cost sharing arrangement for a corporate aircraft. In August 2003, the Company terminated the cost sharing arrangement.

  General and administrative expenses:

        General and administrative expenses were $41.7 million and $39.5 million in 2003 and 2002, respectively. General and administrative expenses as a percentage of total revenues increased to 7.2% in 2003 from 6.9% in 2002. The increase is primarily the result of salary merit increases, higher employment recruitment costs for field management and headquarters positions, increases in legal fees, higher severance costs and a reduction in the pension benefit. Bonus expense was lower in 2003 when compared to 2002.

  Pension curtailment gain:

        Certain of the Company's employees are covered under a noncontributory defined benefit pension plan. As of December 31, 2003, the 2003 measurement date, this plan had an accumulated benefit obligation of $107.0 million, which exceeded the fair value of plan assets of $90.9 million. As a result of the underfunded status of the plan, the Company recorded a charge to stockholders' deficit during the year ended December 28, 2003 of $9.1 million ($5.4 million, net of income tax benefit). The Company initially recorded an additional minimum pension liability in 2002, the first measurement date where the accumulated benefit obligation exceeded the fair value of plan assets. The 2002 charge to stockholders' deficit was $24.7 million ($14.5 million, net of income tax benefit). Given the sensitivity of the projected benefit obligation to changes in discount rates, future changes in market interest rates may significantly increase or reduce the pension plan funded status.

        In November 2003, the Company announced that effective December 31, 2003, all benefits accrued under the pension plan would be frozen at the level attained on that date. The benefits accrued through December 31, 2003 will not be reduced and cash balance accounts will continue to be credited with interest after that date. As a result, the Company recognized a one-time pension curtailment gain of $8.1 million in 2003 equal to the unamortized balances as of December 31, 2003 from all plan changes prior to that date.

  (Reversal of restructuring expenses) restructuring expenses:

        Reversal of restructuring expenses was $0.4 million in 2002. The Company reduced the restructuring reserve by $0.4 million during 2002 since the reserve exceeded estimated remaining payments.

  Write-downs of property and equipment:

        Write-downs of property and equipment were $26,000 and $1.0 million in 2003 and 2002, respectively. The 2003 write down related to a vacant land parcel. During 2002, it was determined that the carrying value of nine properties exceeded their estimated fair value less cost to sell.

  Depreciation and amortization:

        Depreciation and amortization decreased $2.0 million, or 8.1%, to $22.5 million in 2003 from $24.5 million in 2002. Depreciation and amortization as a percentage of total revenues was 3.9% and 4.3% in 2003 and 2002, respectively. The reduction reflects the decline in depreciation expense associated with certain purchased software at the Company's headquarters and fully depreciated restaurant equipment.

  Gain on franchise sales of restaurant operations and properties:

        Gain on franchise sales of restaurant operations and properties was $0.7 million in 2002. During 2002, the Company sold the real property and equipment for one franchised location and assigned the lease and sold the equipment for a second franchised location to the existing franchisee resulting in a gain of approximately $0.7 million.

  Loss (gain) on disposals of other property and equipment, net:

        The loss on disposals of other property and equipment, net, was $2.0 million and $0.6 million in 2003 and 2002, respectively. The loss in 2003 primarily resulted from disposals related to the re-imaging of restaurants and the replacement of inoperative equipment. The loss during 2002 resulted from the sale of idle land and two closed locations as well as disposals related to the re-imaging of restaurants and the replacement of inoperative equipment. Losses in 2002 were largely offset by gains of $1.3 million on the sales of six locations.

  Interest expense, net:

        Interest expense, net of capitalized interest and interest income, decreased by $0.7 million, or 2.9%, to $24.2 million in 2003 from $24.9 million in 2002. The decrease was primarily the result of the decrease in the average outstanding debt in 2003 compared to 2002 and lower interest rates. Total outstanding debt, including capital lease and finance obligations, was reduced from $239.3 million at December 29, 2002 to $235.7 million at December 28, 2003.

  Provision for income taxes:

        The provision for income taxes was $4.9 million, or 32.5%, in 2003 compared to $2.0 million, or 24.0%, in 2002. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. In 2003, the provision for income taxes was favorably impacted by the generation of Federal General Business Credits.

  Net income:

        Net income was $10.2 million and $6.2 million in 2003 and 2002, respectively for the reasons discussed above.

  2002 Compared to 2001

  Revenues:

        Total revenues increased $17.9 million, or 3.2%, to $570.4 million in 2002 from $552.5 million in 2001. Restaurant revenues increased $6.6 million, or 1.5%, to $454.6 million in 2002 from $448.0 million in 2001. The increase is largely the result of a 6.0% increase in comparable company-operated restaurant revenues from 2001 to 2002. Partially offsetting this increase was a decrease in restaurant revenues of $20.2 million due to the closing of 22 under-performing restaurants and the re-franchising of 41 additional locations over the past 24 months. Closing of restaurants accounted for $4.0 million of the restaurant revenue decline and re-franchising reduced restaurant revenues by an additional $16.2 million. Revenues from one location, opened in late 2001, contributed $1.5 million in additional restaurant revenue in 2002. Foodservice (product sales to franchisees, retail and institutional) and other revenues increased by $10.9 million, or 11.4%, to $106.3 million in 2002 from $95.4 million in 2001. Product sales to franchised restaurants grew by $7.4 million and sales to foodservice retail supermarket customers rose by $3.5 million. On May 1, 2001, foodservice decreased its ice cream pricing to all restaurants. This resulted in decreased foodservice revenues of 1.0% and 2.4% for the years ended December 29, 2002 and December 30, 2001, respectively. Franchise revenue increased $0.3 million, or 3.2%, to $9.5 million in 2002 compared to $9.2 million in 2001. The increase is largely the result of the increase in comparable franchised restaurant revenues in 2002 when compared to 2001. There were 162 franchise units open at the end of 2002 compared to 167 franchise units open at the end of 2001. During the year, five new franchised restaurants were opened and ten were closed.

  Cost of sales:

        Cost of sales increased $4.4 million, or 2.2%, to $202.4 million in 2002 from $198.0 million in 2001. Cost of sales as a percentage of total revenues decreased to 35.5% in 2002 from 35.8% in 2001. The cost of cream, the principal ingredient used in making ice cream, was lower in 2002 when compared to 2001. Partially offsetting the cream benefit was a shift in sales mix from company-operated restaurant sales to foodservice sales. Foodservice sales to franchisees and retail customers have a higher food cost as a percentage of revenue than sales in company-operated restaurants to restaurant patrons. For company-operated restaurants, cost of sales as a percentage of restaurant revenues improved from 27.9% in 2001 to 27.1% in 2002.

  Labor and benefits:

        Labor and benefit expenses increased $4.3 million, or 2.8%, to $161.6 million in 2002 from $157.3 million in 2001. Labor and benefits as a percentage of total revenues decreased to 28.3% in 2002 from 28.5% in 2001. The lower cost as a percentage of total revenue is partially the result of revenue increases derived from franchised locations and foodservice retail supermarket customers, which do not have any associated restaurant labor and benefits. Labor and benefits as a percentage of restaurant revenues increased to 35.6% for the year ended December 29, 2002 from 35.1% for 2001. During the quarter ended June 30, 2002, the Company introduced a training program called "Friendly you bet we are." The cost of this program and the ongoing initiatives to improve customer service had an unfavorable impact on the year-on-year comparison. Fringe benefit costs were also higher in 2002. The closing of 22 under-performing company-operated units over the past 24 months had a favorable impact on the relationship of restaurant labor and benefits to restaurant sales as well as to total revenues.

  Operating expenses:

        Operating expenses increased $5.9 million, or 5.8%, to $108.8 million in 2002 from $102.9 million in 2001. Operating expenses as a percentage of total revenues were 19.1% and 18.6% in 2002 and 2001, respectively. The increased dollars primarily resulted from higher costs for restaurant rent associated with the December 2001 Sale/Leaseback Financing. Restaurant maintenance expense in 2002 was also higher than 2001 reflecting ongoing efforts to improve the guest's experience. Restaurant utility costs were lower in 2002 when compared to 2001.

  General and administrative expenses:

        General and administrative expenses were $39.5 million and $39.7 million in 2002 and 2001, respectively. General and administrative expenses as a percentage of total revenues decreased to 6.9% in 2002 from 7.2% in 2001. The decrease in expense over 2001 is primarily the result of the elimination of certain management and administrative positions associated with the Company's closing of 22 locations and the re-franchising of 41 locations over the past 24 months. In October 2001, the Company eliminated approximately 70 positions at corporate headquarters. The Company also has a hiring freeze at its corporate headquarters. The benefit recorded from the pension plan was lower in 2002 when compared to 2001. Bonus and stock compensation increased by $1.6 million in 2002 when compared to 2001.

  (Reversal of restructuring expenses) restructuring expenses, net:

        Reversal of restructuring expenses were $0.4 million for the year ended December 29, 2002 as compared to restructuring expenses of $0.6 million for the year ended December 30, 2001. The Company reduced the restructuring reserve by $0.4 million during 2002 since the reserve exceeded estimated remaining payments. The 2001 restructuring costs were the result of the costs associated with the Company eliminating approximately 100 corporate headquarters and construction positions. The expense reported in 2001 included $2.5 million associated with the elimination of approximately 100 corporate headquarters and construction positions and was partially offset by a $1.9 million reduction in the 2000 restructuring charge. The reduction of the 2000 charge in 2001 was the result of the reserve exceeding estimated remaining payments. The estimated reserve requirement was lower primarily due to earlier than anticipated lease terminations.

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

  Loss (gain) on disposals of other property and equipment, net:

        The loss on disposals of other property and equipment, net was $0.6 million in 2002 as compared to a gain of ($2.0) million in 2001. The loss during 2002 resulted from the sale of idle land and two closed locations as well as the disposal of equipment being replaced as part of the Company's re-imaging projects. These losses were largely offset by a gain of $1.3 million on the sale of six closed locations. The gain in 2001 primarily resulted from the sale of 24 closed locations.

  Interest expense, net:

        Interest expense, net of capitalized interest and interest income, decreased by $2.4 million, or 8.9%, to $24.9 million in 2002 from $27.3 million in 2001. The decrease was primarily impacted by the decrease in average outstanding debt in 2002 compared to 2001. Total outstanding debt, including capital lease and finance obligations, was reduced from $242.0 million at December 30, 2001 to $239.0 million at December 29, 2002.

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

  Liquidity and Capital Resources

        The Company's primary sources of liquidity and capital resources are cash generated from operations and, if needed, borrowings under its revolving credit facility. Net cash provided by operating activities was $25.8 million, $32.5 million and $15.5 million in 2003, 2002 and 2001 respectively. Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent FICC's and its subsidiaries' debt instruments permit) are sources of cash. The amount of debt financing that FICC will be able to incur is limited by the terms of its New Credit Facility and Senior Notes Indenture.

        The Company's cash flows were used primarily to maintain existing restaurant and plant facilities, to continue to renovate and re-image existing restaurants, to construct new restaurants and for general corporate purposes. During the three years ended December 28, 2003, the Company spent $63.5 million on capital expenditures, including assets acquired under capital leases and lease incentives, of which $13.9 million was for the renovation of restaurants under its revitalization and re-imaging programs. Capital expenditures were offset by proceeds from the sales of property and equipment of $0.1 million, $6.3 million and $56.7 million in 2003, 2002 and 2001, respectively.

        The Company had a working capital deficit of $4.2 million as of December 28, 2003 as compared to working capital of $0.6 million as of December 29, 2002. The working capital needs of companies engaged in the restaurant industry are generally low and as a result, restaurants are frequently able to operate with a working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

        Net cash used in financing activities were $4.8 million, $2.9 million and $56.5 million for 2003, 2002 and 2001, respectively. In November 1997, the Company entered into a credit facility which included revolving credit loans, term loans and letters of credit (the "Old Credit Facility"). The Company had executed several amendments to the Old Credit Facility. The last amendment to the Old Credit Facility occurred on March 19, 2001. Due to this amendment, in addition to other changes, the maturity dates of all obligations under the Old Credit Facility became November 15, 2002.

        In July 2001, Tranche A of the term loans was prepaid and extinguished. Accordingly, the Company wrote off the related unamortized financing costs of $0.2 million, net of the related income tax benefit, which was included in extraordinary item, net of income taxes, in the consolidated statement of operations for the year ended December 30, 2001.

        In December 2001, the Company completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of the $64.5 million outstanding under the Old Credit Facility and the repurchase of approximately $21.3 million in Senior Notes with the proceeds from $55.0 million in long-term mortgage financing (the "Mortgage Financing") and a $33.7 million sale and leaseback transaction (the "Sale/Leaseback Financing"). In addition, FICC secured a new $30.0 million revolving credit facility (the "New Credit Facility") of which up to $20.0 million is available to support letters of credit. The $30.0 million commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of December 28, 2003, $16.4 million was available for additional borrowings under the New Credit Facility. In connection with the Refinancing Plan, the Company wrote off unamortized financing costs and incurred other direct expenses totaling $3.4 million ($2.0 million net of tax), which were included in extraordinary item, net of income taxes, in the consolidated statement of operations for the year ended December 30, 2001. The refinancing improved the Company's financial condition by reducing total debt by approximately $30.8 million and by extending the average life of the Company's debt.

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

        The Mortgage Financing has a maturity date of January 1, 2022 and is amortized over 20 years. Interest on $10 million of the original $55 million from the Mortgage Financing is variable and is the sum of the 30-day LIBOR rate in effect (1.14% at December 28, 2003) plus 6% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances which are re-amortized over the remaining life of the mortgages. The remaining $45 million of the original $55 million from the Mortgage Financing bears interest at a fixed annual rate of 10.16%. Each promissory note may be prepaid in full. The variable rate notes are subject to prepayment penalties during the first five years. The fixed rate notes may not be prepaid without the Company providing the note holders with a yield maintenance premium.

        The Mortgage Financing requires the Company to maintain a fixed charge coverage ratio, as defined, of at least 1.10 to 1 and each LLC to maintain a fixed charge coverage ratio, as defined, on an aggregate restaurant basis of at least 1.25 to 1, in each case calculated as of the last day of each fiscal year. The Company is in compliance with these covenants.

        The New Credit Facility is secured by substantially all of the assets of FICC and two of its six subsidiaries, Friendly's Restaurants Franchise Inc. and Friendly's International Inc. These two subsidiaries also guaranty FICC's obligations under the New Credit Facility. The New Credit Facility was amended on December 27, 2002 to extend the maturity date to December 17, 2005. As of December 28, 2003, there were no revolving credit loans outstanding.

        The revolving credit loans bear interest at the Company's option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the "Base Rate") (6.50% at December 28, 2003) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the "Eurodollar Rate") (5.62% at December 28, 2003).

        As of December 28, 2003 and December 29, 2002, total letters of credit outstanding were approximately $13.6 million and $14.6 million, respectively. During the years ended December 28, 2003, December 29, 2002 and December 30, 2001, there were no drawings against the letters of credit.

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

        As of December 28, 2003 and December 29, 2002, the unused portion of the revolving credit commitments was approximately $16.4 million and $15.4 million, respectively. The total average unused portions of the revolving credit commitments were $16.1 million for the year ended December 28, 2003, $15.8 million for the year ended December 29, 2002, $15.2 million for the period from January 1, 2001 through December 18, 2001 and $15.4 million for the period from December 19, 2001 through December 30, 2001.

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

        In connection with the 2001 Refinancing Plan, in December 2001 the Company entered into and accounted for the Sale/Leaseback Financing, which provided approximately $33.7 million of proceeds to the Company. The Company sold 44 properties operating as Friendly's restaurants and entered into a master lease with the buyer to lease the 44 properties for an initial term of 20 years under a triple net lease. There are four five-year renewal options and lease payments are subject to escalator provisions every five years based upon increases in the Consumer Price Index. In accordance with SFAS No. 66, "Accounting for Sales of Real Estate" and SFAS No. 98, "Accounting for Leases", the Company recognized an aggregate loss of $0.4 million on two properties which was included in gains on sales of other properties and equipment, net, in the accompanying consolidated statement of operations for the year ended December 30, 2001. The gain of $11.4 million on the remaining 42 properties was deferred and was included in other accrued expenses and other long-term liabilities as of December 30, 2001. The deferred gain is being amortized in proportion to the rent charged to expense over the initial lease term.

        The $200 million Senior Notes issued in November 1997 (the "Senior Notes") are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC's Friendly's Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The Senior Notes mature on December 1, 2007. Interest on the Senior Notes is payable at 10.50% per annum semi-annually on June 1 and December 1 of each year. In connection with the Refinancing Plan, FICC repurchased approximately $21.3 million in aggregate principal amount of the Senior Notes for $17.0 million. On July 3, 2003, the Company obtained a limited waiver to the New Credit Facility to allow the Company to repurchase certain of the Senior Notes in an amount up to $3.0 million, subject to certain conditions. In July 2003, FICC repurchased approximately $2.7 million in aggregate principal amount of the Senior Notes for approximately $2.8 million, the then current market value. The remaining $176.0 million of the Senior Notes are redeemable, in whole or in part, at FICC's option at redemption prices from 103.50% to 100.00%, based on the redemption date.

        The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for 2004 are anticipated to be between $30.0 million and $35.0 million in the aggregate, of which $25.0 million to $30.0 million is expected to be spent on restaurant operations. The Company's actual 2004 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the New Credit Facility will be sufficient to meet the Company's anticipated operating requirements, capital requirements and obligations associated with the restructuring.

        On January 15, 2004, the Company entered into an agreement granting Central Florida Restaurants LLC ("Central Florida") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in designated areas within the Orlando, Florida market (the "Central Florida Agreement"). Pursuant to the Central Florida Agreement, Central Florida purchased certain equipment assets, lease and sublease rights and franchise rights in 10 existing Friendly's restaurants and committed to open an additional 10 restaurants over the next six years with an option for 15 more restaurants in the following five years. Gross proceeds from the sale were approximately $3.2 million of which approximately $0.3 million was for franchise fees for the initial 10 restaurants. The cash proceeds will be used to reduce debt subject to the terms of the Company's New Credit Facility.

        During July 2003, the Company entered into a development agreement granting Jax Family Rest., Inc. ("Jax") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in designated areas within Baker, Clay, Nassau, Putnam and St. John's counties, Florida (the "Jax Agreement"). Pursuant to the Jax Agreement, Jax agreed to open 10 new restaurants over the next seven years. The Company received development fees of $0.2 million, which represent one-half of the initial franchise fees. The development fees will be recognized into income as restaurants are opened.

        On November 13, 2002, the Company sold the real property and equipment for one franchised location and assigned the lease and sold the equipment for a second franchised location to the existing franchisee. Gross proceeds from the sale were approximately $1.3 million, of which approximately $0.2 million was for the assignment of the lease. The Company recognized a gain of approximately $0.7 million related to the sale in the year ended December 29, 2002.

        The Company announced that it has commenced a tender offer for all $176.0 million of its Senior Notes. The Company intends to fund the tender offer through a private placement of debt securities, available cash and borrowings under the New Credit Facility. The Company has obtained an amendment to increase the commitment amount of the New Credit Facility from $30.0 million to $45.0 million and extend the maturity date from December 17, 2005 to June 2007. The effectiveness of the amendment is subject to the closing of the private placement and other customary conditions. The tender offer is subject to a number of conditions, including the closing of the private placement and the amendment to the New Credit Facility. There can be no assurance that the tender offer will be completed.

        The following represents the contractual obligations and commercial commitments of the Company as of December 28, 2003 (in thousands):

	Payments due by Period
		Fiscal Years
Contractual Obligations:	Total	2004	2005 & 2006	2007 & 2008	Fiscal Years Beyond 2008
Short-term and long-term debt	$229,064	$1,127	$2,636	$179,156	$46,145
Capital lease and finance obligations	9,851	1,522	2,690	2,215	3,424
Operating leases	146,868	17,343	29,816	22,636	77,073
Purchase commitments	117,520	117,447	65	8	—
	Amount of Commitment Expiration by Period
		Fiscal Years
Other Commercial Commitments:	Total	2004	2005 & 2006	2007 & 2008	Fiscal Years Beyond 2008
Letters of credit	$13,550	$—	$13,550	$—	$—

  Inflation

        The inflationary factors which have historically affected the Company's results of operations include increases in the costs of cream, sweeteners, purchased food, labor and other operating expenses. Approximately 12% of wages paid in the Company's restaurants are impacted by changes in the federal or state minimum hourly wage rate. Accordingly, changes in the federal or state minimum hourly wage rates directly affect the Company's labor cost. The Company is able to minimize the impact of inflation on occupancy costs by owning the underlying real estate for approximately 30% of its restaurants. The Company and the restaurant industry typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that the Company will be able to offset such inflationary cost increases in the future.

  Seasonality

        Due to the seasonality of ice cream consumption, and the effect from time to time of weather on patronage of the restaurants, the Company's revenues and operating income are typically higher in its second and third quarters.

  Geographic Concentration

        Approximately 89% of the company-operated restaurants are located, and substantially all of its retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to this geographic region may adversely affect the Company more than certain of its competitors which are more geographically diverse.

  Significant Known Events, Trends or Uncertainties Impacting 2003 Comparisons with 2002

  Defined Benefit Pension Plan

        Certain of the Company's employees are covered under a noncontributory defined benefit pension plan. As of December 31, 2003, the 2003 measurement date, this plan had an accumulated benefit obligation of $107.0 million, which exceeded the fair value of plan assets of $90.9 million. As a result of the underfunded status of the plan, the Company recorded a charge to stockholders' deficit during the year ended December 28, 2003 of $9.1 million ($5.4 million, net of income tax benefit). The Company initially recorded an additional minimum pension liability in 2002, the first measurement date where the accumulated benefit obligation exceeded the fair value of plan assets. As of December 28, 2003, the cumulative additional minimum pension charge included in accumulated other comprehensive loss was $33.8 million, ($19.9 million, net of income tax benefit). Given the sensitivity of the projected benefit obligation to changes in discount rates, future changes in market interest rates may significantly increase or reduce the pension plan funded status.

        In November 2003, the Company announced that effective December 31, 2003, all benefits accrued under the pension plan would be frozen at the level attained on that date. The benefits accrued through December 31, 2003 will not be reduced and cash balance accounts will continue to be credited with interest after that date. As a result, the Company recognized a one-time pension curtailment gain of $8.1 million in 2003 equal to the unamortized balances as of December 31, 2003 from all plan changes prior to that date.

  Significant Accounting Policies

        Financial Reporting Release No. 60 issued by the Securities and Exchange Commission requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company. The Company's consolidated financial statements, including the notes thereto, which are included elsewhere herein, should be read in conjunction with this discussion.

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

  Revenue Recognition—

        The Company's revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue, net of discounts and allowances, upon delivery of product. Reserves for discounts and allowances from retail sales are estimated and accrued when revenue is recorded based on promotional planners prepared by the Company's retail sales force. Actual amounts could differ materially from the estimates. Franchise royalty income, based on net sales of franchisees, is payable monthly and is recorded on the accrual method. Franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

  Insurance Reserves—

        The Company is self-insured through retentions or deductibles for the majority of its workers' compensation, automobile, general liability, employer's liability, product liability and group health insurance programs. Self-insurance amounts vary up to $0.5 million per occurrence. Insurance with third parties, some of which is then reinsured through Restaurant Insurance Corporation ("RIC"), the Company's wholly-owned subsidiary, is in place for claims in excess of these self-insured amounts. RIC reinsures 100% of the risk from $0.5 million to $1.0 million per occurrence through September 2, 2000 for FICC's workers' compensation, general liability, employer's liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims.

        The Company's liabilities for estimated ultimate losses for workers' compensation, automobile, general liability, employer's liability and product liability are actuarially determined and recorded in the accompanying consolidated financial statements on an undiscounted basis. The projections of estimated ultimate losses are based on commonly used actuarial procedures. These procedures take into consideration certain actuarial assumptions or management judgments regarding economic conditions, the frequency and severity of claims and claim settlement practices. While the estimated ultimate losses are reasonable, any actuarial estimate is subject to uncertainty due to the volatility inherent in casualty exposures and changes in the assumptions. The Company's provision for insurance expense reflects estimated amounts for the current year as well as revisions in estimates to prior years. Actual losses could vary significantly from the estimated losses and would have a material affect on the Company's insurance expense.

        The Company records a liability for its group health insurance programs for all estimated unpaid claims based primarily upon loss development analyses derived from actual claim payment experience provided by the Company's third party administrators.

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

        As of December 28, 2003, the remaining restructuring reserve was $0.4 million. The restructuring reserve may be increased or decreased based upon remaining payments, which could vary from the estimates depending upon the timing of restaurant closings and other factors.

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

        The Company used a discount rate assumption of 6.75%, 7.25% and 7.50% in the calculation of net periodic pension benefit cost for 2003, 2002 and 2001, respectively. A one percentage point decrease in the discount rate assumption would have increased 2003 net periodic pension benefit cost by $1.2 million and a one percentage point increase in the discount rate assumption would have decreased 2003 net periodic pension benefit cost by $0.9 million.

        The Company reduced its discount rate assumption to 6.25% for valuing obligations as of December 28, 2003 from 6.75% as of December 29, 2002, due to the declining interest rate environment. A one percentage point decrease in the discount rate assumption from 6.25% would have increased the December 28, 2003 pension benefit obligation by $14.4 million and a one percentage point increase in the discount rate assumption from 6.25% would have decreased the December 28, 2003 pension benefit obligation by $12.5 million.

        For 2003, 2002 and 2001, an asset return assumption of 9.50%, 10.00% and 10.50%, respectively, was used in the calculation of net periodic pension benefit cost and the expected return on plan assets component of net periodic pension benefit cost was based on the market-related value of pension plan assets. A one percentage point decrease in the long term asset return assumption would have increased 2003 net periodic pension benefit cost by $1.0 million and a one percentage point increase in the long term asset return assumption would have decreased 2003 net periodic pension benefit cost by $1.0 million.

  Long-Lived Assets—

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its Non-Friendly Marks, which were assigned to the Company by Hershey in September 2002, for impairment on a quarterly basis. The Company recognizes impairment has occurred when the carrying value of the Non-Friendly Marks exceeds the estimated future undiscounted cash flows of the trademarked products. Additionally, the Company reviews long-lived assets related to each restaurant to be held and used in the business quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. The Company evaluates restaurants using a "two-year history of cash flow" as the primary indicator of potential impairment. Based on the best information available, the Company writes down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. Estimated fair market value is based on the Company's experience selling similar properties and local market conditions, less costs to sell for properties to be disposed of. In addition, restaurants scheduled for closing are reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.

        Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs and sublease income. Accordingly, actual results could vary significantly from these estimates.

  Income Taxes—

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Management records deferred tax assets to the extent it believes there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets may be unable to be utilized, the Company records a valuation allowance against the unrealizable amount, and record a charge against earnings.

        The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. As of December 28, 2003 and December 29, 2002, valuation allowances of $10.1 million and $10.2 million, respectively, existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Due to ever-changing tax laws and income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. Management must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Accordingly, management believes estimates related to income taxes are critical.

  Derivative Instruments and Hedging Agreements—

        The Company purchases butter option contracts to minimize the impact of increases in the cost of cream. When available, options on butter futures are purchased to cover up to 50% of the cream needs of the manufacturing plant. Option contracts are offered in the months of March, May, July, September and December; however, there is often not enough open interest in them to allow the Company to buy even very limited coverage without paying an exorbitant premium.

        In addition to hedging, the Company pursues fixed price cream contracts to manage dairy cost pressures. The Company was unable to find a supplier interested in an agreement for a fixed-price load of cream for part of the year or the full year of 2003 or 2004. The situation surrounding the supply of cream (which depends on milk production, milk per cow, number of cows, butter inventories, etc.) is very uncertain in the wake of the National Milk Producers Federation's "Cooperatives Working Together" program.

        The Company's commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and, accordingly, are marked to market each period, with the resulting gains or losses recognized in cost of sales. In 2003, 2002 and 2001, losses of approximately $0.3 million, $0.3 million and $0.1 million, respectively, were included in cost of sales related to these option contracts.

  Contingencies—

        From time to time the Company is named as a defendant in legal actions arising in the ordinary course of its business. The Company does not believe that the resolutions of these claims will have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations.

  Stock-Based Compensation—

        The Company accounts for stock-based compensation for employees under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and elected the disclosure-only alternative under SFAS No. 123, "Accounting for Stock-Based Compensation." Stock-based compensation cost of approximately $0.1 million related to a modified option award was included in net income for the Company's Stock Option Plan and the Company's 2003 Incentive Plan for the year ended December 28, 2003. No stock-based compensation cost was included in net income for the years ended December 29, 2002 and December 30, 2001 for the Company's Stock Option Plan, as all options granted during these periods had an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure," the Company will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

  Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all entities subject to this interpretation no later than the end of the first period that ends after March 15, 2004. The adoption of FIN 46 in 2003 had no material impact on the Company's results of operations or financial position.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        The Company has market risk exposure to interest rates on its fixed and variable rate debt obligations. The Company does not enter into contracts for trading purposes. The information below summarizes the Company's market risk associated with its debt obligations as of December 28, 2003. The table presents principal cash flows and related interest rates by expected year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate monthly spot rate observations as of year end. Because the mortgage loans are privately held, the Company believes that the carrying value of the mortgage loans as of December 28, 2003 approximated the fair value.

EXPECTED YEAR OF MATURITY
(dollars in thousands)

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Liabilities:
Fixed Rate:
Senior Notes	$—	$—	$—	$175,977	$—	$—	$175,977	$182,031
Fixed Interest Rate				10.50%			10.50%
Mortgage loans	$863	$969	$1,074	$1,190	$1,306	$38,144	$43,546	$43,546
Fixed interest rate	10.16%	10.16%	10.16%	10.16%	10.16%	10.16%	10.16%
Variable Rate:
Mortgage loans	$264	$286	$307	$330	$353	$8,001	$9,541	$9,541
Average interest rates	7.40%	8.77%	10.01%	10.81%	11.39%	11.65%	11.35%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is included in a separate section of this report. See "Index to Consolidated Financial Statements" on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

Item 9A. CONTROLS AND PROCEDURES

        As of December 28, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 28, 2003.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to the directors of the Company is incorporated herein by reference to the Sections entitled "Proposal 1—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement which will be filed no later than 120 days after December 28, 2003.

        The Company has adopted a code of ethics that applies to the Chief Executive Officer, the Chief Financial Officer and the Controller. The Company has posted a copy of the code on the Company's Internet website at the Internet address: http://www.friendlys.com. Copies of the code may be obtained free of charge from the Company's website at the above Internet address. The Company intends to disclose any amendments to, or waivers from, a provision of the code of ethics that applies to the Chief Executive Officer, the Chief Financial Officer or the Controller by posting such information on its website at the above address.

Item 11. EXECUTIVE COMPENSATION

        Information required by Item 11 is incorporated herein by reference to the Sections entitled "Proposal 1—Election of Directors—Director Compensation" and "Executive Compensation" of the Company's definitive proxy statement which will be filed no later than 120 days after December 28, 2003.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information related to security ownership required by Item 12 is incorporated herein by reference to the Section entitled "Stock Ownership" of the Company's definitive proxy statement which will be filed no later than 120 days after December 28, 2003.

        Securities authorized under equity compensation plans as of December 28, 2003, were as follows:

Equity Compensation Plan Information

	Column a	Column b	Column c
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	435,537	$6.36	231,863	(1)
Equity compensation plans not approved by security holders	373,538	4.70	155,337	(2)

Total	809,075	$5.60	387,200

(1)
Represents 803 unissued shares available under the 1997 Restricted Stock Plan which provides for the issuance of restricted stock and 231,060 unissued shares available under the 2003 Incentive Plan and the 1997 Stock Option Plan. In addition, 31,101 shares of restricted stock were outstanding and still subject to forfeiture and, if forfeited under the 1997 Restricted Stock Plan, would again become available for issuance.

(2)
Represents unissued shares available under the 1997 Stock Option Plan.

        In 1997, the Board of Directors adopted a stock option plan (the "Stock Option Plan"), pursuant to which 395,000 shares of common stock options were authorized for issuance. The Stock Option Plan was originally approved by the shareholders of the Company. However, the total number of shares reserved for issuance under the 1997 Stock Option Plan was subsequently increased by 639,970 shares by the Board of Directors without seeking additional shareholder approval. Accordingly, in the foregoing chart, awards outstanding under the 1997 Stock Option Plan are included in columns (a) and (c) under both the "approved by security holders" and "not approved by security holders" categories. Shares covered by awards that expire or otherwise terminate will again become available for grant under the 1997 Stock Option Plan.

        On April 9, 2003, the Board of Directors adopted a long-term incentive plan (the "2003 Incentive Plan"), subject to approval by the Company's shareholders. On May 14, 2003, the shareholders approved the 2003 Incentive Plan, which became effective as of March 30, 2003. Pursuant to the 2003 Incentive Plan, the shares reserved for issuance under the Company's Restricted Stock Plan were reduced by 156,217 shares of stock. The 2003 Incentive Plan allows for a maximum of 307,000 shares of common stock to be delivered to participants.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by Item 13 is incorporated herein by reference to the Section entitled "Executive Compensation-Certain Relationships and Related Transactions" of the Company's definitive proxy statement which will be filed no later than 120 days after December 28, 2003.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by Item 14 is incorporated herein by reference to the Section entitled "Independent Public Accountants" of the Company's definitive proxy statement which will be filed no later than 120 days after December 28, 2003.

PART IV

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
None.
(c)		Exhibits:
Included in Item 15(a)(3) above.
(d)		Financial Statement Schedules:
Included in Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDLY ICE CREAM CORPORATION
By:	/s/ PAUL V. HOAGLAND Name: Paul V. Hoagland Title: Executive Vice President of Administration and Chief Financial Officer
Date:	February 19, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title (Capacity)	Date

/s/ JOHN L. CUTTER John L. Cutter	Chief Executive Officer and President (Principal Executive Officer and Director)	February 19, 2004
/s/ PAUL V. HOAGLAND Paul V. Hoagland	Executive Vice President of Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2004
/s/ DONALD N. SMITH Donald N. Smith	Chairman of the Board	February 19, 2004
/s/ CHARLES A. LEDSINGER, JR. Charles A. Ledsinger, Jr.	Director	February 19, 2004
/s/ STEVEN L. EZZES Steven L. Ezzes	Director	February 19, 2004
/s/ BURTON J. MANNING Burton J. Manning	Director	February 19, 2004
/s/ MICHAEL J. DALY Michael J. Daly	Director	February 19, 2004

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Friendly Ice Cream Corporation:

        We have audited the accompanying consolidated balance sheets of Friendly Ice Cream Corporation and subsidiaries as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Friendly Ice Cream Corporation and subsidiaries as of December 30, 2001 and for the year then ended were audited by other auditors who have ceased operations and whose report dated February 11, 2002 expressed an unqualified opinion on those statements before the restatement adjustments described in Note 4.

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

        In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Friendly Ice Cream Corporation and subsidiaries as of December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

        As discussed above, the consolidated financial statements of Friendly Ice Cream Corporation and subsidiaries as of December 30, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 4, these consolidated financial statements have been restated to record certain selling expenses as a reduction of revenue, rather than as a component of operating expenses. We audited the adjustments described in Note 4 that were applied to restate the consolidated financial statements as of December 30, 2001 and for the year then ended. With respect to these adjustments, our procedures were limited to (a) agreeing the previously reported revenues and operating expenses to the previously issued financial statements, (b) agreeing the adjustments to the underlying records obtained from management, and (c) testing the mathematical accuracy of the reconciliation of adjusted revenue and operating expenses. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of Friendly Ice Cream Corporation and subsidiaries as of December 30, 2001 and for the year then ended other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements as of December 30, 2001 and for the year then ended taken as a whole.

/s/ ERNST & YOUNG LLP ERNST & YOUNG LLP
Boston, Massachusetts February 16, 2004

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

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 28, 2003	December 29, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,631	$34,341
Restricted cash	1,671	—
Accounts receivable	10,384	10,853
Inventories	15,669	17,278
Deferred income taxes	6,647	7,771
Prepaid expenses and other current assets	1,539	3,062

TOTAL CURRENT ASSETS	61,541	73,305
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	167,109	158,373
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization of $12,122 and $10,989 at December 28, 2003 and December 29, 2002, respectively	17,890	19,642
OTHER ASSETS	5,912	5,878

TOTAL ASSETS	$252,452	$257,198

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,127	$1,031
Current maturities of capital lease and finance obligations	911	1,362
Accounts payable	22,475	23,902
Accrued salaries and benefits	9,635	9,329
Accrued interest payable	2,033	1,961
Insurance reserves	10,041	11,330
Restructuring reserves	441	937
Other accrued expenses	19,055	22,885

TOTAL CURRENT LIABILITIES	65,718	72,737

DEFERRED INCOME TAXES	1,289	1,533
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	5,773	5,044
LONG-TERM DEBT, less current maturities	227,937	231,830
ACCRUED PENSION COST	16,127	16,281
OTHER LONG-TERM LIABILITIES	33,634	33,475
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, par value $.01 per share; authorized 50,000,000 shares at December 28, 2003 and December 29, 2002; 7,489,478 and 7,392,141 shares issued and outstanding at December 28, 2003 and December 29, 2002, respectively	75	74
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	140,826	139,974
Accumulated other comprehensive loss	(19,922)	(14,559)
Accumulated deficit	(219,005)	(229,191)

TOTAL STOCKHOLDERS' DEFICIT	(98,026)	(103,702)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$252,452	$257,198

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
REVENUES	$579,770	$570,372	$552,495
COSTS AND EXPENSES:
Cost of sales	207,071	202,418	198,049
Labor and benefits	166,982	161,647	157,312
Operating expenses	108,322	108,829	102,892
General and administrative expenses	41,657	39,462	39,661
Pension curtailment gain (Note 12)	(8,113)	—	—
(Reversal of restructuring expenses) restructuring expenses, net (Note 10)	—	(400)	636
Write-downs of property and equipment (Note 6)	26	976	800
Depreciation and amortization	22,539	24,521	29,027
Gain on franchise sales of restaurant operations and properties	—	(675)	(4,591)
Loss (gain) on disposals of other property and equipment, net	2,044	578	(2,021)

OPERATING INCOME	39,242	33,016	30,730
Interest expense, net of capitalized interest of $144, $0 and $93 and interest income of $838, $808 and $581 for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively	24,157	24,870	27,310

INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM	15,085	8,146	3,420
Provision for income taxes	(4,899)	(1,959)	(300)

INCOME BEFORE EXTRAORDINARY ITEM	10,186	6,187	3,120
Extraordinary item, net of income tax expense of $380 (Note 19)	—	—	547

NET INCOME	$10,186	$6,187	$3,667

BASIC NET INCOME PER SHARE
Income before extraordinary item	$1.37	$0.84	$0.43
Extraordinary item, net of income tax expense	—	—	0.07

Net income	$1.37	$0.84	$0.50

DILUTED NET INCOME PER SHARE
Income before extraordinary item	$1.34	$0.82	$0.43
Extraordinary item, net of income tax expense	—	—	0.07

Net income	$1.34	$0.82	$0.50

WEIGHTED AVERAGE SHARES:
Basic	7,447	7,372	7,363

Diluted	7,609	7,551	7,398

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount				Total
BALANCE, DECEMBER 31, 2000	7,393,857	$74	$138,988	$—	$(239,045)	$(99,983)
Net income and comprehensive income	—	—	—	—	3,667	3,667
Shares forfeited in connection with the Restricted Stock Plan	(41,422)	—	—	—	—	—
Stock options exercised	1,000	—	4	—	—	4
Stock compensation expense	—	—	298	—	—	298

BALANCE, DECEMBER 30, 2001	7,353,435	74	139,290	—	(235,378)	(96,014)

Comprehensive (loss) income:
Net income	—	—	—	—	6,187	6,187
Minimum pension liability (net of income tax benefit of $10,117)	—	—	—	(14,559)	—	(14,559)

Total comprehensive (loss) income	—	—	—	(14,559)	6,187	(8,372)

Shares forfeited in connection with the Restricted Stock Plan	(7,846)	—	—	—	—	—
Stock options exercised	46,552	—	153	—	—	153
Stock compensation expense	—	—	531	—	—	531

BALANCE, DECEMBER 29, 2002	7,392,141	74	139,974	(14,559)	(229,191)	(103,702)

Comprehensive (loss) income:
Net income	—	—	—	—	10,186	10,186
Minimum pension liability (net of income tax benefit of $3,727)	—	—	—	(5,363)	—	(5,363)

Total comprehensive (loss) income	—	—	—	(5,363)	10,186	4,823

Shares forfeited in connection with the Restricted Stock Plan	(1,609)	—	—	—	—	—
Stock options exercised	98,946	1	357	—	—	358
Income tax benefit of stock options exercised	—	—	165	—	—	165
Stock compensation expense	—	—	330	—	—	330

BALANCE, DECEMBER 28, 2003	7,489,478	$75	$140,826	$(19,922)	$(219,005)	$(98,026)

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,186	$6,187	$3,667
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary item, net of income tax expense	—	—	(547)
Stock compensation expense	330	531	298
Depreciation and amortization	22,539	24,521	29,027
Write-offs of deferred financing costs	44	—	—
Write-downs of property and equipment	26	976	800
Deferred income tax expense (benefit)	4,667	954	(336)
Loss (gain) on disposals of other property and equipment, net	2,044	(104)	(6,184)
Pension curtailment gain	(8,113)	—	—
Changes in operating assets and liabilities:
Accounts receivable	469	(884)	(3,308)
Inventories	1,609	(4,291)	(1,417)
Other assets	(76)	(2,693)	(5,461)
Accounts payable	(1,427)	3,397	405
Accrued expenses and other long-term liabilities	(6,452)	3,877	(1,472)

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,846	32,471	15,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,791)	(17,877)	(13,922)
Proceeds from sales of property and equipment	79	6,263	56,675

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(29,712)	(11,614)	42,753

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	—	134,405
Repayments of debt	(3,797)	(1,004)	(184,749)
Payments related to deferred financing costs	—	(80)	(4,048)
Repayments of capital lease and finance obligations	(1,404)	(1,927)	(2,079)
Stock options exercised	357	153	4

NET CASH USED IN FINANCING ACTIVITIES	(4,844)	(2,858)	(56,467)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,710)	17,999	1,758
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	34,341	16,342	14,584

CASH AND CASH EQUIVALENTS, END OF YEAR	$25,631	$34,341	$16,342

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$23,981	$23,764	$28,433
Income taxes	1,246	398	239
Income tax benefit of stock options exercised	165	—	—
Capital lease obligations incurred	1,682	215	—
Capital lease obligations terminated	—	—	170
Note received from sale of property and equipment	—	—	4,250
Lease incentive equipment received	243	—	—

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

        In December 2001, the Company completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of the $64,545,000 outstanding on the Old Credit Facility and the repurchase of approximately $21,300,000 in Senior Notes with the proceeds from $55,000,000 in long-term mortgage financing (the "Mortgage Financing") and a $33,700,000 sale and leaseback transaction (the "Sale/Leaseback Financing"). In addition, FICC secured a new $30,000,000 revolving credit facility (the "New Credit Facility"). In connection with the Mortgage Financing, three new limited liability corporations ("LLCs") were organized. Friendly Ice Cream Corporation is the sole member of each LLC.

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

2. NATURE OF OPERATIONS

        As of December 28, 2003, Friendly's operated 380 full-service restaurants and franchised 157 full-service restaurants and six non-traditional units. The Company manufactures and distributes a full line of premium ice cream dessert products. These products are distributed to Friendly's restaurants, supermarkets and other retail locations in 13 states. The restaurants offer a wide variety of breakfast, lunch and dinner menu items as well as premium ice cream dessert products. For the years ended December 28, 2003, December 29, 2002 and December 30, 2001, restaurant sales were approximately 79%, 80% and 81%, respectively, of the Company's total revenues. As of December 28, 2003, December 29, 2002 and December 30, 2001, approximately 89% of the company-operated restaurants were located in the Northeast United States.

3.  SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation—

        The consolidated financial statements include the accounts of FICC and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

  Fiscal Year—

        Friendly's fiscal year ends on the last Sunday in December, unless that day is earlier than December 27, in which case the fiscal year ends on the following Sunday. All years presented included 52 weeks.

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

  Revenue Recognition—

        The Company's revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue, net of discounts and allowances, upon delivery of product. Reserves for discounts and allowances from retail sales are estimated and accrued when revenue is recorded. Actual amounts could differ materially from the estimates. Franchise royalty income, based on net sales of franchisees, is payable monthly and is recorded on the accrual method. Franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

  Shipping and Handling Costs—

        Costs related to shipping and handling are included in cost of sales in the accompanying consolidated statements of operations for all periods presented.

  Insurance Reserves—

        The Company is self-insured through retentions or deductibles for the majority of its workers' compensation, automobile, general liability, employer's liability, product liability and group health insurance programs. Self-insurance amounts vary up to $500,000 per occurrence. Insurance with third parties, some of which is then reinsured through Restaurant Insurance Corporation ("RIC"), the Company's wholly-owned subsidiary, is in place for claims in excess of these self-insured amounts. RIC reinsures 100% of the risk from $500,000 to $1,000,000 per occurrence through September 2, 2000 for FICC's workers' compensation, general liability, employer's liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. FICC's and RIC's liabilities for estimated incurred losses are actuarially determined and recorded in the accompanying consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material effect on the Company's insurance expense.

  Accounts Receivable and Allowance for Doubtful Accounts—

        At December 28, 2003 and December 29, 2002, accounts receivable of $10,384,000 and $10,853,000 were net of allowances for doubtful accounts totaling $696,000 and $767,000, respectively. Accounts receivable consists primarily of amounts due from the sale of products to franchisees and supermarkets. Accounts receivable also includes amounts related to franchise royalties, rents and other miscellaneous items.

        The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

  Restructuring Reserves—

        On October 10, 2001, the Company eliminated approximately 70 positions at corporate headquarters. In addition, approximately 30 positions in the restaurant construction and fabrication areas were eliminated by December 30, 2001. The purpose of the reduction was to streamline functions and reduce redundancy among its business segments. As a result of the elimination of the positions and the outsourcing of certain functions, the Company reported a pre-tax restructuring charge of $2,536,000 for severance, rent and unusable construction supplies in the year ended December 30, 2001.

        In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. As a result of this plan, the Company reported a pre-tax restructuring charge of $12,056,000 for severance, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17,000,000 in the year ended December 31, 2000. The Company reduced the restructuring reserve by $400,000 and $1,900,000 during the years ended December 29, 2002 and December 30, 2001, respectively, since the reserve exceeded estimated remaining payments.

        As of December 28, 2003, the remaining restructuring reserve was $441,000. Based on information currently available, management believes that the restructuring reserve as of December 28, 2003 was adequate and not excessive.

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

  Restricted Cash—

        RIC is required to hold assets in trust whose value is at least equal to certain of RIC's outstanding estimated insurance claim liabilities. Accordingly, as of December 28, 2003, cash of $1,671,000 was restricted. There was no restricted cash as of December 29, 2002 as this requirement was satisfied with a letter of credit.

  Inventories—

        Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following at December 28, 2003 and December 29, 2002 (in thousands):

	December 28, 2003	December 29, 2002
Raw materials	$1,557	$801
Goods in process	114	203
Finished goods	13,998	16,274

Total	$15,669	$17,278

  Property and Equipment—

        Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

  Buildings—30 years
  Building improvements and leasehold improvements—lesser of lease term or 20 years
  Equipment—3 to 10 years

        At December 28, 2003 and December 29, 2002, property and equipment included (in thousands):

	December 28, 2003	December 29, 2002
Land	$31,189	$31,189
Buildings and improvements	94,870	83,976
Leasehold improvements	37,002	37,332
Assets under capital leases	10,769	10,785
Equipment	237,408	231,359
Construction in progress	4,775	6,446

Property and equipment	416,013	401,087
Less: accumulated depreciation and amortization	(248,904)	(242,714)

Property and equipment, net	$167,109	$158,373

        Depreciation expense was $20,831,000, $22,609,000 and $26,596,000 for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

        Major renewals and betterments are capitalized. Replacements and maintenance and repairs which do not extend the lives of the assets are charged to operations as incurred.

  Long-Lived Assets—

        In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was adopted in 2002, the Company reviews its Non-Friendly Marks, which were assigned to the Company by Hershey in September 2002 (see Note 5), for impairment on a quarterly basis. The Company recognizes an impairment has occurred when the carrying value of the Non-Friendly Marks exceeds the estimated future undiscounted cash flows of the trademarked products. Additionally, the Company reviews long-lived assets related to each restaurant to be held and used in the business quarterly for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. The Company evaluates restaurants using a "two-year history of cash flow" as the primary indicator of potential impairment. Based on the best information available, the Company writes down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. Estimated fair market value is based on the Company's experience selling similar properties and local market conditions, less costs to sell for properties to be disposed of. In addition, restaurants scheduled for closing are reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.

        Store closure costs include costs of disposing of the assets as well as other facility-related expenses from previously closed stores. These store closure costs are expensed as incurred. Additionally, at the date the closure occurs, the Company records a liability for the amount of any remaining operating lease obligations subsequent to the expected closure date, net of estimated sublease income, if any.

        SFAS No. 144 also requires the results of operations of a component entity that is classified as held for sale or has been disposed of to be reported as discontinued operations in the consolidated statements of operations if certain conditions are met. These conditions include commitment to a plan of disposal after the effective date of this statement, elimination of the operations and cash flows of the component entity from the ongoing operations of the Company and no significant continuing involvement by the Company in the operations of the component entity after the disposal transaction. The results of operations of stores meeting all of these conditions that were disposed of in 2003 or classified as held for sale at December 28, 2003 were not material for any of the three years ended December 28, 2003.

        Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs and sublease income. Accordingly, actual results could vary significantly from estimates.

  Other Assets—

        Other assets included notes receivable of $4,638,000 and $4,742,000 (see Note 11), which were net of allowances for doubtful accounts totaling $313,000 as of December 28, 2003 and December 29, 2002, respectively. Also included in other assets as of December 28, 2003 and December 29, 2002 were payments made to fronting insurance carriers of $1,211,000 and $1,069,000, respectively, to establish loss escrow funds.

  Income Taxes—

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. As of December 28, 2003 and December 29, 2002, valuation allowances of $10,130,000 and $10,214,000, respectively, existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

  Derivative Instruments and Hedging Agreements—

        The Company enters into commodity option contracts from time to time to manage dairy cost pressures. The Company's commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and, accordingly, are marked to market each period, with the resulting gains or losses recognized in cost of sales.

  Advertising—

        The Company expenses advertising costs as incurred. For the years ended December 28, 2003, December 29, 2002 and December 30, 2001, advertising expenses were $21,700,000, $20,264,000 and $19,687,000, respectively.

  Earnings Per Share—

        Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted income per share because to do so would have been antidilutive, was 163,000, 108,000 and 538,000 for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

        Presented below is the reconciliation between basic and diluted weighted average shares (in thousands):

	For the Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Basic weighted average number of common shares outstanding during the period	7,447	7,372	7,363
Adjustments:
Assumed exercise of stock options	162	179	35

Diluted weighted average number of common shares outstanding during the period	7,609	7,551	7,398

  Stock-Based Compensation—

        The Company accounts for stock-based compensation for employees under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and elected the disclosure-only alternative under SFAS No. 123, "Accounting for Stock-Based Compensation." Stock-based compensation cost of approximately $71,000 related to a modified option award was included in net income for the year ended December 28, 2003 for the Company's Stock Option Plan and the Company's 2003 Incentive Plan. No stock-based compensation cost was included in net income for the years ended December 29, 2002 and December 30, 2001 for the Company's Stock Option Plan, as all options granted during these periods had an exercise price equal to the market value of the stock on the date of grant.

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123's provisions for fair value recognition. SFAS No. 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. In accordance with SFAS No. 148, the Company will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

        In accordance with SFAS No. 148, the following table presents the effect on net income and net income per share had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123:

	For the Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Net income before extraordinary item, as reported	$10,186,000	$6,187,000	$3,120,000
Add stock based compensation expense included in
reported net income, net of related income tax benefit	41,890	—	—
Less stock based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(370,000)	(385,000)	(373,000)

Pro forma net income before extraordinary item	9,857,890	5,802,000	2,747,000
Extraordinary item, net of income tax expense	—	—	547,000

Pro forma net income	$9,857,890	$5,802,000	$3,294,000

Basic net income per share, as reported:
Net income before extraordinary item	$1.37	$0.84	$0.43
Extraordinary item, net of income tax expense	—	—	0.07

Net income per share	$1.37	$0.84	$0.50

Basic net income per share, pro forma:
Net income before extraordinary item	$1.32	$0.79	$0.37
Extraordinary item, net of income tax expense	—	—	0.07

Net income per share	$1.32	$0.79	$0.44

Diluted net income per share, as reported:
Net income before extraordinary item, as reported	$1.34	$0.82	$0.43
Extraordinary item, net of income tax expense	—	—	0.07

Net income per share	$1.34	$0.82	$0.50

Diluted net income per share, pro forma:
Net income before extraordinary item	$1.30	$0.77	$0.37
Extraordinary item, net of income tax expense	—	—	0.07

Net income per share	$1.30	$0.77	$0.44

        Fair value was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Risk free interest rate	3.04%-3.21%	3.60%	4.24%-5.26%
Expected life	5 years	5 years	6 years
Expected volatility	74.23%-75.47%	79.97%	85.30%
Dividend yield	0.00%	0.00%	0.00%
Fair value	$4.27-$5.63	$4.99	$1.44-$3.18

  Recently Issued Accounting Pronouncements—

        In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF Issue No. 02-16 is effective for arrangements entered into after November 21, 2002. The adoption of EITF Issue No. 02-16 had no material impact on the Company's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all entities subject to this interpretation no later than the end of the first period that ends after March 15, 2004. The adoption of FIN 46 in 2003 had no material impact on the Company's results of operations or financial position.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of a risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed; therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback accounting are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 had no material effect on the Company's financial position or results of operations.

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

  Reclassifications—

        Certain prior year amounts have been reclassified to conform with current year presentation, including $3,508,000 from operating expenses to general and administrative expenses for the year ended December 29, 2002 and $3,552,000 from operating expenses to cost of sales ($203,000) and general and administrative expenses ($3,349,000) for the year ended December 30, 2001.

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

        Following is a summary of selected financial data affected by the restatement for the year ended December 30, 2001 (in thousands):

	For the Year Ended December 30, 2001
	As originally reported	Adjustments	Restated
Revenues	$561,873	$(9,378)	$552,495
Operating expenses	115,822	(9,378)	106,444

5. INTANGIBLE ASSETS AND DEFERRED COSTS

        Intangible assets and deferred costs as of December 28, 2003 and December 29, 2002, were (in thousands):

	December 28, 2003	December 29, 2002
1988 Non-Friendly Marks amortized over 40 years on a straight-line basis	$18,650	$18,650
Deferred financing costs amortized over the terms of the related loans on an effective yield basis	10,486	11,105
Other	876	876

Intangible assets	30,012	30,631
Less: accumulated amortization	(12,122)	(10,989)

Net	$17,890	$19,642

        Amortization expense was $1,708,000, $1,912,000 and $2,431,000 for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

        Future amortization expense related to these intangible assets and deferred costs as of December 28, 2003 was (in thousands):

Year	Amount
2004	$1,718
2005	1,681
2006	1,374
2007	1,316
2008	706
Thereafter	11,095

Total	$17,890

        Upon the sale of the Company by Hershey Foods Corporation ("Hershey") in 1988, all of the trademarks and service marks used in the Company's business at that time which did not contain the word "Friendly" (the "Non-Friendly Marks") were licensed by Hershey to the Company. The Non-Friendly Marks license agreement fee was being amortized over the term of the agreement, which expired on September 2, 2028. In September 2002, Hershey assigned the Non-Friendly Marks to the Company. The Company will continue to amortize the Non-Friendly Marks over the original term of 40 years. The Company reviews the estimated future cash flows related to each trademarked product on a quarterly basis to determine whether any impairment has occurred. For the years ended December 28, 2003, December 29, 2002 and December 30, 2001, no impairments were recorded.

        In July 2003, the Company repurchased $2,750,000 in aggregate principal amount of its Senior Notes. Accordingly, the related unamortized deferred financing costs of $44,000 were written off and included in operating expenses in the accompanying consolidated statement of operations for the year ended December 28, 2003.

6. WRITE-DOWNS OF PROPERTY AND EQUIPMENT

        During the year ended December 28, 2003, it was determined that the carrying value of a vacant restaurant land parcel exceeded its estimated fair value less costs to sell. During the years ended December 29, 2002 and December 30, 2001, it was determined that the carrying values of nine restaurant properties exceeded their estimated fair values less costs to sell. The carrying values of the 2003, 2002 and 2001 properties were reduced by an aggregate of $26,000, $976,000 and $800,000, respectively.

        At December 28, 2003 the properties held for disposition included a vacant restaurant land parcel, an abandoned warehouse, an abandoned restaurant office and one leased restaurant property related to the March 2000 restructuring (Note 10). At December 29, 2002 the properties held for disposition included a vacant restaurant land parcel, an abandoned warehouse, an abandoned restaurant office and two leased restaurant properties related to the March 2000 restructuring (Note 10). As a result of the disposition of restaurant properties, the Company recognized net losses of approximately $280,000 for the year ended December 28, 2003 compared to net gains of approximately $1,080,000 for the year ended December 29, 2002. The 2002 gains included gains of approximately $1,143,000 related to properties associated with the March 2000 restructuring (Note 10).

        The aggregate operating loss for the properties held for disposition as of December 28, 2003 was $104,000, $95,000 and $101,000 for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively. The aggregate carrying value of the properties held for disposition at December 28, 2003 and December 29, 2002 was approximately $674,000, which was included in property and equipment, net in the accompanying consolidated balance sheets.

7. DEBT

        Debt at December 28, 2003 and December 29, 2002 consisted of the following (in thousands):

	December 28, 2003	December 29, 2002
Senior Notes, 10 1/2%, due December 1, 2007	$175,977	$178,727
Revolving credit loans, due December 17, 2005	—	—
Mortgage loans, due January 1, 2004 through January 1, 2022	53,087	54,134

Total debt	229,064	232,861
Less: current portion	(1,127)	(1,031)

Total long-term debt	$227,937	$231,830

        Principal payments due as of December 28, 2003 were as follows (in thousands):

Year	Amount
2004	$1,127
2005	1,255
2006	1,381
2007	177,497
2008	1,659
Thereafter	46,145

Total	$229,064

        In December 2001, the Company successfully completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of $64,545,000 outstanding under the Old Credit Facility and the repurchase of approximately $21,300,000 in Senior Notes for $17,000,000 with the proceeds from $55,000,000 in long-term mortgage financing (the "Mortgage Financing") and a $33,700,000 sale and leaseback transaction (the "Sale/Leaseback Financing", see Note 8). In addition, FICC secured a new $30,000,000 revolving credit facility of which up to $20,000,000 is available to support letters of credit. The $30,000,000 commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs (the "New Credit Facility"). As of December 28, 2003, $16,450,000 was available for additional borrowing under the New Credit Facility. In connection with the Refinancing Plan, the Company wrote off unamortized financing costs and incurred other direct expenses totaling $3,400,000 ($2,000,000, net of tax), which were included in extraordinary items, net of income taxes, in the consolidated statement of operations for the year ended December 30, 2001.

        The $200,000,000 Senior Notes issued in connection with the November 1997 Recapitalization (the "Senior Notes") are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC's Friendly's Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The Senior Notes mature on December 1, 2007. Interest on the Senior Notes is payable at 10.50% per annum semi-annually on June 1 and December 1 of each year. In connection with the Refinancing Plan, FICC repurchased $21,273,000 in aggregate principal amount of the Senior Notes for $17,000,000. The gain of $4,273,000 ($2,521,000, net of tax) was recorded as an extraordinary item in the consolidated statement of operations for the year ended December 30, 2001. On July 3, 2003, the Company obtained a limited waiver to the New Credit Facility to allow the Company to repurchase certain of the Senior Notes in an amount up to $3,000,000, subject to certain conditions. In July 2003, FICC repurchased $2,750,000 in aggregate principal amount of the Senior Notes for $2,826,000, the then current market value. The remaining $175,977,000 of the Senior Notes are redeemable, in whole or in part, at FICC's option at redemption prices from 103.50% to 100.00%, based on the redemption date.

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

        The Mortgage Financing has a maturity date of January 1, 2022 and is amortized over 20 years. Interest on $10,000,000 of the original $55,000,000 from the Mortgage Financing is variable and is the sum of the 30-day LIBOR rate in effect (1.14% at December 28, 2003) plus 6% on an annual basis. Changes in the interest rate are calculated monthly with the monthly payment amount adjusted annually. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances which are reamortized over the remaining life of the mortgages. The remaining $45,000,000 of the original $55,000,000 from the Mortgage Financing bears interest at a fixed annual rate of 10.16%. Each promissory note may be prepaid in full. The variable rate notes are subject to prepayment penalties during the first five years. The fixed rate notes may not be prepaid without the Company providing the note holders with a yield maintenance premium.

        The Mortgage Financing requires the Company to maintain a fixed charge coverage ratio, as defined, of at least 1.10 to 1 and each LLC to maintain a fixed charge coverage ratio, as defined, on an aggregate restaurant basis of at least 1.25 to 1, in each case calculated as of the last day of each fiscal year. The Company is in compliance with these covenants.

        The New Credit Facility is secured by substantially all of the assets of FICC and two of its six subsidiaries, Friendly's Restaurants Franchise Inc. and Friendly's International Inc., and both subsidiaries guarantee FICC's obligations under the New Credit Facility. The New Credit Facility was amended on December 27, 2002 to extend the maturity date to December 17, 2005. As of December 28, 2003, there were no revolving credit loans outstanding.

        The revolving credit loans bear interest at the Company's option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the "Base Rate") (6.50% at December 28, 2003) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the "Eurodollar Rate") (5.62% at December 28, 2003).

        As of December 28, 2003 and December 29, 2002, total letters of credit outstanding were $13,550,000 and $14,568,000, respectively. During the years ended December 28, 2003, December 29, 2002 and December 30, 2001, there were no drawings against the letters of credit.

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

        As of December 28, 2003 and December 29, 2002, the unused portion of the revolving credit commitment was $16,450,000 and $15,432,000, respectively. The total average unused portions of the revolving credit commitments were $16,106,000 for the year ended December 28, 2003, $15,846,000 for the year ended December 29, 2002, $15,243,000 for the period from January 1, 2001 through December 18, 2001 and $15,373,000 for the period from December 19, 2001 through December 30, 2001.

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

New Credit Facility, and actual ratios/amounts as of and for the years ended December 28, 2003 and December 29, 2002 were (dollars in thousands):

	December 28, 2003		December 29, 2002
	Requirement	Actual	Requirement	Actual
Leverage ratio	4.75 to 1	4.15 to 1	5.20 to 1	3.77 to 1
Interest coverage ratio	2.00 to 1	2.32 to 1	1.95 to 1	2.45 to 1
Fixed charge coverage ratio	1.05 to 1	1.20 to 1	1.05 to 1	1.33 to 1
Consolidated tangible net worth (deficit)	$(112,979)	$(95,994)	$(114,741)	$(108,785)
Permitted capital expenditures (a)	$21,000	$18,971	$17,000	$16,942
Consolidated EBITDA (b)	$48,700	$56,288	$48,900	$60,828

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

        The fair values of the Company's long-term debt at December 28, 2003 and December 29, 2002 were as follows (in thousands):

	December 28, 2003		December 29, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$175,977	$182,031	$178,727	$177,163
Mortgage loans	53,087	53,087	54,134	54,134

Total	$229,064	$235,118	$232,861	$231,297

        The fair value of the Senior Notes was determined based on the actual trade prices occurring closest to December 28, 2003 and December 29, 2002. Because the mortgage loans are privately held, the Company believes that the carrying value of the mortgage loans as of December 28, 2003 and December 29, 2002 approximated the fair value.

8. LEASES

        As of December 28, 2003 and December 29, 2002, the Company operated 380 and 387 restaurants, respectively. These operations were conducted in premises owned or leased as follows:

	December 28, 2003	December 29, 2002
Land and building owned	113	113
Land leased and building owned	92	93
Land and building leased	175	181

	380	387

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

        In connection with the 2001 Refinancing Plan, in December 2001, the Company entered into and accounted for the Sale/Leaseback Financing, which provided approximately $33,700,000 of proceeds to the Company. The Company sold 44 properties operating as Friendly's restaurants and entered into a master lease with the buyer to lease the 44 properties for an initial term of 20 years under a triple net lease. There are four five-year renewal options and lease payments are subject to escalator provisions every five years based upon increases in the Consumer Price Index. In accordance with SFAS No. 66, "Accounting for Sales of Real Estate" and SFAS No. 98, "Accounting for Leases", the Company recognized an aggregate loss of $428,000 on two properties which was included in loss (gain) on disposals of other properties and equipment, net in the accompanying consolidated statement of operations for the year ended December 30, 2001. The gain of $11,377,000 on the remaining 42 properties was deferred and is included in other accrued expenses and other long-term liabilities. The deferred gain is being amortized straight-line over 20 years.

        Future minimum lease payments under noncancelable leases with an original term in excess of one year as of December 28, 2003 were (in thousands):

Year	Operating Leases	Capital Lease and Finance Obligations
2004	$17,343	$1,522
2005	15,841	1,493
2006	13,975	1,197
2007	11,982	1,141
2008	10,654	1,074
Thereafter	77,073	3,424

Total future minimum lease payments	$146,868	9,851

Less amounts representing interest		(3,167)

Present value of minimum lease payments		6,684
Less current maturities of capital lease and finance obligations		(911)

Long-term maturities of capital lease and finance obligations		$5,773

        Capital lease and finance obligations reflected in the accompanying consolidated balance sheets have effective interest rates ranging from 6.00% to 12.00% and are payable in monthly installments through 2016. Maturities of such obligations as of December 28, 2003 were (in thousands):

Year	Amount
2004	$911
2005	953
2006	749
2007	774
2008	787
Thereafter	2,510

Total	$6,684

        Rent expense included in the accompanying consolidated statements of operations for operating leases was (in thousands):

	For the Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Minimum rentals	$18,844	$19,041	$16,004
Contingent rentals	1,022	1,129	1,139

Total	$19,866	$20,170	$17,143

9. INCOME TAXES

        As of December 30, 2001, the Company had aggregate federal net operating loss ("NOL") carryforwards of approximately $13,000,000, which would have expired between 2010 and 2019. During the year ended December 29, 2002, the Company utilized all of its federal NOL carryforwards. Due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states, full valuation allowances of $10,130,000 and $10,214,000 existed related to state NOL carryforwards as of December 28, 2003 and December 29, 2002, respectively.

        As of December 28, 2003 and December 29, 2002, the Company had federal general business credit carryforwards of $8,374,000 and $8,903,000, respectively, which expire between 2012 and 2023. The Company also had $813,000 and $779,000 of federal alternative minimum tax credit carryforwards as of December 28, 2003 and December 29, 2002, respectively, which do not expire.

        The Company had $2,013,000 and $1,443,000 of state tax credit carryforwards as of December 28, 2003 and December 29, 2002, respectively, which either expire between 2005 and 2008 or have no expiration date. A full valuation allowance existed related to these carryforwards due to short carryforward periods for certain states and restrictions on the usage of carryforwards.

        Taxes payable were reduced by $165,000 in 2003 as a result of stock option exercises.

        The provision for income taxes for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 were as follows (in thousands):

	For the Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Current provision:
Federal	$(88)	$(720)	$(295)
State	(144)	(285)	(341)

Total current provision	$(232)	$(1,005)	$(636)

Deferred (provision) benefit:
Federal	$(4,054)	$(1,097)	$(498)
State	(613)	143	454

Total deferred provision	$(4,667)	$(954)	$(44)

Total provision for income taxes:
Continuing operations	$(4,899)	$(1,959)	$(300)
Extraordinay items	—	—	(380)

Total provision for income taxes	$(4,899)	$(1,959)	$(680)

        A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows:

	For the Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Statutory federal income tax rate	35.00%	35.00%	35.00%
State income taxes net of federal benefit	6.00	6.00	6.00
Effect of change in valuation allowance	(1.00)	(2.00)	(7.00)
Tax credits	(6.00)	(16.00)	(23.00)
Nondeductible expenses	1.00	3.00	4.00
Other	(2.50)	(2.00)	1.00

Effective tax rate	32.50%	24.00%	16.00%

        Deferred tax assets and liabilities are determined as the difference between the financial statement and tax bases of the assets and liabilities multiplied by the enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets (liabilities) at December 28, 2003 and December 29, 2002 were as follows (in thousands):

	December 28, 2003	December 29, 2002
Property and equipment	$(21,221)	$(22,258)
Net operating loss carryforwards (net of valuation allowance of $10,130 and $10,214 at December 28, 2003 and December 29, 2002, respectively)	117	131
Insurance reserves	8,321	9,054
Inventories	344	304
Pension	6,675	6,831
Intangible assets	(4,715)	(4,906)
Tax credit carryforwards	9,176	9,671
Deferred gain	4,454	4,617
Other	2,207	2,794

Net deferred tax asset	$5,358	$6,238

Total deferred tax assets	$34,560	$40,185
Total deferred tax liabilities	(29,202)	(33,947)

Net deferred tax asset	$5,358	$6,238

10. RESTRUCTURINGS

        On October 10, 2001, the Company eliminated approximately 70 positions at corporate headquarters. The purpose of the reduction was to streamline functions and reduce redundancy among its business segments. In addition, approximately 30 positions in the restaurant construction and fabrication areas were eliminated by December 30, 2001. The outsourcing of such activities was determined to be more cost effective to the Company. Annual salaries and fringe benefits associated with these 100 positions were approximately $5,600,000. As a result of the elimination of the positions and the outsourcing of certain functions, the Company reported a pre-tax restructuring charge of $2,536,000 for severance, rent and unusable construction supplies due solely to the outsourcing in the year ended December 30, 2001.

        In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. In connection with the restructuring plan, the Company eliminated approximately 150 management and administrative positions in the field organization and at corporate headquarters. As a result of the March 2000 plan, the Company reported a pre-tax restructuring charge of $12,056,000 for severance, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of $17,008,000 in the year ended December 31, 2000. Due to earlier than anticipated lease terminations, the Company reduced this reserve by $400,000 and $1,900,000 during the years ended December 29, 2002 and December 30, 2001, respectively.

        The following represents the reserve and related costs associated with the March 2000 and October 2001 restructurings (in thousands):

	For the Year Ended December 28, 2003
	Restructuring Reserve as of December 29, 2002	Costs Paid and Reclassified	Restructuring Reserve as of December 28, 2003
Rent	$679	$(360)	$319
Utilities and real estate taxes	121	(81)	40
Equipment	77	(77)	—
Other	60	22	82

Total	$937	$(496)	$441

	For the Year Ended December 29, 2002
	Restructuring Reserve as of December 30, 2001	Costs Paid	Reserve Reduction	Restructuring Reserve as of December 29, 2002
Severance pay	$516	$(473)	$(43)	$—
Rent	1,318	(426)	(213)	679
Utilities and real estate taxes	185	(113)	49	121
Equipment	480	(557)	154	77
Outplacement services	6	(6)	—	—
Other	551	(144)	(347)	60

Total	$3,056	$(1,719)	$(400)	$937

        Based on information currently available, management believes that the restructuring reserve as of December 28, 2003 was adequate and not excessive.

11. FRANCHISE TRANSACTIONS

        During July 2003, the Company entered into a development agreement granting Jax Family Rest., Inc. ("Jax") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in designated areas within Baker, Clay, Nassau, Putnam and St. John's counties, Florida (the "Jax Agreement"). Pursuant to the Jax Agreement, Jax agreed to open 10 new restaurants over the next seven years. The Company received development fees of $155,000, which represent one-half of the initial franchise fees. The development fees will be recognized into income as restaurants are opened.

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

        In December 2000, the Company and its first franchisee, Friendco Restaurants Inc. ("Friendco"), a subsidiary of Davco Restaurants, Inc. ("Davco"), agreed to terminate Friendco's rights as the exclusive developer of new Friendly's restaurants in Maryland, Delaware, the District of Columbia and northern Virginia. Friendco also obtained the right to close existing franchised locations subject, however, to liquidated damages on 22 of its 48 franchise agreements. During the year ended December 30, 2001, Friendco transferred its rights to three franchised locations to a third party and closed two restaurants. During the year ended December 29, 2002, Friendco transferred its rights to 24 additional franchised locations to six separate third parties and closed six restaurants. During the year ended December 28, 2003, Friendco closed five restaurants, transferred its rights to three additional franchised locations to two third parties and at December 28, 2003, retained five franchised restaurants. During June 2003, the Company entered into a Settlement Agreement and Mutual General Release with Davco releasing Davco from all obligations and guarantees related to leases associated with the franchised locations and providing for a payment of $250,000 to the Company, which was recorded as revenue in the year ended December 28, 2003.

12. EMPLOYEE BENEFIT PLANS

        Certain of the employees of the Company are covered by a non-contributory defined benefit cash balance pension plan. Plan benefits are based on years of service and participant compensation during their years of employment. The Company accrues the cost of its pension plan over its employees' service lives.

        Under the cash balance plan, a nominal account for each participant is established. Through 2003, the Company made an annual contribution to each participant's account based on current wages and years of service. Each account earns a specified rate of interest which is adjusted annually. Plan expenses may also be paid from the assets of the plan.

        In 1997, pension benefits were reduced to certain employees. In 1998, death benefits were increased. In 2002, pension benefits that were reduced in 1997 were restored to certain employees. Also in 2002, pension benefits were reduced to all employees, to be effective in 2003. The effect of these amendments is being amortized over the remaining employee service period of active plan participants with each amortization starting at the time of the respective plan change.

        In November 2003, the Company announced that effective December 31, 2003, all benefits accrued under the pension plan would be frozen at the level attained on that date. The benefits accrued through December 31, 2003 will not be reduced and cash balance accounts will continue to be credited with interest after that date. As a result, the Company recognized a one-time pension curtailment gain of $8,113,000 in 2003 equal to the unamortized balances as of December 31, 2003 from all plan changes prior to that date.

        As of December 31, 2003, the latest measurement date, the accumulated benefit obligation of the pension plan exceeded the fair value of plan assets. Accordingly, in accordance with SFAS No. 87, "Employer's Accounting for Pensions", the Company recorded an additional minimum pension liability of $9,090,000 ($5,363,000, net of income tax benefit). The Company initially recorded an additional minimum pension liability in 2002, the first measurement date where the accumulated benefit obligation exceeded the fair value of plan assets. The adjustment to the additional minimum pension liability was included in other accumulated comprehensive loss as a direct charge to stockholders' deficit. As of December 28, 2003, the cumulative additional minimum pension charge included in accumulated other comprehensive loss was $33,766,000 ($19,922,000, net of income tax benefit).

        For the years ended December 28, 2003 and December 29, 2002, the reconciliation of the projected benefit obligation was (in thousands):

	December 28, 2003	December 29, 2002
Beginning of year benefit obligation	$98,881	$85,343
Service cost	2,211	3,241
Interest cost	6,425	6,633
Actuarial loss	7,484	16,522
Plan amendments	(1,791)	(5,717)
Disbursements	(6,212)	(7,141)

End of year benefit obligation	$106,998	$98,881

        The reconciliation of the fair value of assets of the plan as of December 28, 2003 and December 29, 2002 was (in thousands):

	December 28, 2003	December 29, 2002
Beginning of year fair value of assets	$81,881	$100,123
Actual return on plan assets	15,202	(11,101)
Disbursements	(6,212)	(7,141)

End of year fair value of assets	$90,871	$81,881

        The reconciliation of the funded status of the pension plan as of December 28, 2003 and December 29, 2002 included the following components (in thousands):

	December 28, 2003	December 29, 2002
Projected benefit obligation	$106,998	$98,881
Fair value of plan assets	90,871	81,881

Funded status	(16,127)	(17,000)
Unrecognized prior service benefit	—	(9,391)
Unrecognized net actuarial loss	33,766	34,786

Prepaid benefit cost recognized	$17,639	$8,395

        The amounts recognized in the Consolidated Balance Sheets and the Consolidated Statements of Changes in Stockholders' Deficit were (in thousands):

	December 28, 2003	December 29, 2002
Projected benefit obligation	$106,998	$98,881
Additional benefits based on future salary increases	—	(719)

Accumulated benefit obligation	106,998	98,162
Fair value of plan assets	90,871	81,881

Minimum pension liability	(16,127)	(16,281)
Prepaid benefit cost	(17,639)	(8,395)

Accrued benefit liability	(33,766)	(24,676)
Income tax benefit	13,844	10,117

Accumulated other comprehensive loss	$(19,922)	$(14,559)

        The components of net pension benefit for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 were (in thousands):

	December 28, 2003	December 29, 2002	December 30, 2001
Service cost	$2,211	$3,241	$2,841
Interest cost	6,425	6,634	6,247
Expected return on assets	(9,097)	(11,590)	(12,177)
Net amortization:
Unrecognized prior service benefit	(1,278)	(728)	(805)
Unrecognized net actuarial loss (gain)	608	(275)	(1,489)

Periodic pension benefit before curtailment gain	(1,131)	(2,718)	(5,383)
Curtailment gain	(8,113)	—	—

Net periodic pension benefit	$(9,244)	$(2,718)	$(5,383)

        A summary of the Company's key actuarial assumptions used to determine benefit obligations as of December 28, 2003 and December 29, 2002 follows:

	December 28, 2003	December 29, 2002
Discount rate	6.25%	6.75%
Salary increase rate	3.25-4.75%	3.25-4.75%
Expected long-term rate of return	9.00%	9.50%

        A summary of the Company's key actuarial assumptions used to determine net periodic benefit cost for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 follows:

	December 28, 2003	December 29, 2002	December 30, 2001
Discount rate	6.75%	7.25%	7.50%
Salary increase rate	3.25-4.75%	3.25-4.75%	3.75-5.25%
Expected long-term rate of return	9.50%	10.00%	10.50%

        The Company determines its expected long-term rate of return based on the Company's expectations of future returns for the pension plan's investments based on target allocations of the pension plan's investments. Additionally, the Company considers historical returns on comparable equity, fixed income and real estate investments and adjusts its estimate as deemed appropriate. The Company's current target allocation to equity (62.5%), fixed income (27.0%), real estate (10.0%) and other (0.5%) is expected to provide real rates of return of 7.23%, 2.21%, 1.90% and 1.50%, respectively. In addition, the long-term inflation assumption is 3.75%. The resulting weighted expected long-term rate of return on plan assets is 9.00%.

        The Company's pension plan weighted average asset allocations at December 28, 2003 and December 29, 2002 by asset category were as follows:

Asset Category	December 28, 2003	December 29, 2002
Equity securities	61%	54%
Debt securities	21%	27%
Real estate	11%	11%
Other	7%	8%

Total	100%	100%

        The Company actively manages its pension plan assets utilizing a registered investment advisor as recognized under the Investment Advisors Act of 1940, as amended. Oversight of the investment advisor is provided by the Company's Qualified Benefit Plans Committee ("QBPC"). The plan's trustee and investment advisor monitor transactions and performance monthly and the QBPC reviews performance monthly with a complete review of plan assets on a quarterly basis. Monthly, cash is withdrawn from the pension fund to meet benefit requirements. This provides the investment advisor with an opportunity to rebalance on a limited scale. If larger scale rebalancing is required, it is performed on an as needed basis.

        The Company believes that a moderately aggressive risk posture is appropriate for the plan and is consistent with the actuarially-determined cash payment requirements. Accordingly, the investment of plan assets is governed by the Investment Policy of the Company's retirement program which reflects two primary objectives: 1) achieving investment results that will contribute to the proper funding of the plan, and 2) receiving from its investment advisor performance that is above the average market return. Asset mix guidelines exist within the Investment Policy that target equities at 30-80% of the portfolio, fixed income at 10-60% and real estate at 10%. It is expected that over long periods of time, these asset allocation parameters will enable the plan to meet or exceed actuarial assumptions.

        The investment guidelines prohibit certain types of transactions, including the purchase of securities on margin, short-sale transactions, the purchase of letter stock or other non-registered securities, securities lending and any other investments or investment strategies disallowed by ERISA or related regulations.

        Equity securities of the plan did not include any investment in the Company's Common Stock at December 28, 2003 or December 29, 2002.

        The Company's Employee Savings and Investment Plan (the "Plan") covers all eligible employees and is intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. For the years ended December 28, 2003, December 29, 2002 and December 30, 2001, the Company made matching contributions at the rate of 75% of the first 2% of the participant's contributions and 50% of the next 4% of the participant's contributions for employees of certain job classifications. For other employees of the Company, the Company made matching contributions at the rate of 75% of the first 2% of the participant's contributions and 50% of the next 2% of the participant's contributions. All employee contributions are fully vested. Company contributions are vested at the completion of three years of service or at retirement, death, disability or termination at age 65 or over, as defined by the Plan. Company contributions and administrative expenses for the Plan were approximately $755,000, $729,000 and $837,000 for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

13. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

        The Company provides health care and life insurance benefits to certain groups of employees upon retirement. Eligible employees may continue their coverages if they are receiving a pension benefit, are at least 55 years of age and have completed ten years of service. The plan requires contributions for health care coverage from participants who retired after September 1, 1989. Life insurance benefits are contributory for participants who retired after July 1, 2002. Medical benefits under the plan are provided through the Company's general assets.

        The Company uses a December 31 measurement date for postretirement benefits other than pensions.

        The Company accrues the cost of postretirement benefits over the years employees provide services to the date of their full eligibility for such benefits. The reconciliation of the accumulated postretirement benefit obligation for the years ended December 28, 2003 and December 29, 2002 was as follows (in thousands):

	December 28, 2003	December 29, 2002
Beginning of year benefit obligation	$7,187	$6,798
Service cost	99	123
Interest cost	470	500
Plan participants' contributions	170	194
Amendments	—	(1,097)
Actuarial loss	595	1,318
Disbursements	(624)	(649)

End of year benefit obligation	$7,897	$7,187

        The reconciliation of the funded status of the postretirement plan as of December 28, 2003 and December 29, 2002 included the following components (in thousands):

	December 28, 2003	December 29, 2002
Accumulated postretirement benefit obligation	$(7,897)	$(7,187)
Fair value of plan assets	—	—

Funded Status	(7,897)	(7,187)
Unrecognized prior service benefit	(1,647)	(1,789)
Unrecognized net actuarial loss	2,322	1,789

Accrued benefit liability	$(7,222)	$(7,187)

        The components of the net postretirement benefit cost for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 were (in thousands):

	December 28, 2003	December 29, 2002	December 30, 2001
Service cost	$99	$123	$176
Interest cost	470	500	444
Recognized actuarial loss	62	49	—
Net amortization of unrecognized prior service benefit	(142)	(112)	(61)

Net postretirement benefit cost	$489	$560	$559

        A summary of the Company's key actuarial assumptions used to determine benefit obligations as of December 28, 2003 and December 29, 2002 follows:

	December 28, 2003	December 29, 2002
Discount rate	6.25%	6.75%
Salary increase rate	3.25-4.75%	3.25-4.75%
Medical cost trend:
First year	8.50%	8.50%
Ultimate	5.50%	5.50%
Years to reach ultimate	3	3

        A summary of the Company's key actuarial assumptions used to determine net periodic benefit cost for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 follows:

	December 28, 2003	December 29, 2002	December 30, 2001
Discount rate	6.75%	7.25%	7.50%
Salary increase rate	3.25-4.75%	3.25-4.75%	3.75-5.25%
Medical cost trend:
First year	8.50%	9.50%	5.25%
Ultimate	5.50%	5.50%	5.25%
Years to reach ultimate	3	3	1

        Assumed health care cost trends have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total of service and interest cost	$37,598	$(35,885)
Effect on accumulated postretirement benefit obligation	$528,065	$(479,796)

        During January 2004, the FASB issued FASB Staff Position ("FSP") 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act")", which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The guidance in this FSP is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The election to defer accounting for the Act is a one-time election that must be made before net periodic postretirement benefit costs for the period that includes the Act's enactment date are first included in reported financial information pursuant to the requirements of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." In accordance with FSP 106-1, the Company has elected to defer accounting for the effects of the Act and accordingly, the measures of the accumulated postretirement benefit obligation and the net postretirement benefit cost shown above do not reflect the effects of the Act on the postretirement benefits. The Company has not determined the impact of the Act on these benefits.

        The Company's election to defer accounting for the effects of the Act may not be changed and the deferral will continue to apply until authoritative guidance on the accounting for the federal subsidy is issued, or until the guidance in the following sentence applies. The election to defer expires if, subsequent to January 31, 2004, but prior to the issuance of additional authoritative guidance, a significant event occurs that ordinarily would call for remeasurement of a plan's assets and obligations—for example, a plan amendment, settlement, or curtailment. Upon the occurrence of such an event, the Company would be required to account for that event pursuant to the guidance in SFAS No. 106 and also reflect in its accounting for postretirement benefits other than pensions its best estimate of the effects of the Act, including the federal subsidy (if applicable based on the terms of the plan and the sponsor's analysis of generally accepted accounting principles) and any effects on participation rates and health care cost estimates.

14. INSURANCE RESERVES

        At December 28, 2003 and December 29, 2002, insurance reserves of approximately $30,952,000 and $30,986,000, respectively, had been recorded. Insurance reserves at December 28, 2003 and December 29, 2002 included RIC's reserves for the Company's insurance liabilities of approximately $8,139,000 and $7,198,000, respectively. Reserves also included accruals related to post employment benefits and postretirement benefits other than pensions. While management believes these reserves are adequate, it is reasonably possible that the ultimate liabilities will exceed such estimates.

        Classification of the reserves was as follows (in thousands):

	December 28, 2003	December 29, 2002
Current	$10,041	$11,330
Long-term	20,911	19,656

Total	$30,952	$30,986

        Following is a summary of the activity in the insurance reserves for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 (in thousands):

	December 28, 2003	December 29, 2002	December 30, 2001
Beginning balance	$30,986	$30,562	$28,339
Provision	10,684	11,352	11,825
Payments	(10,718)	(10,928)	(9,602)

Ending balance	$30,952	$30,986	$30,562

        The provision for insurance reserves each year was actuarially-determined and reflected amounts for the current year as well as revisions in estimates to open reserves for prior years. Payments included amounts paid on open claims for all years.

15. STOCKHOLDERS' DEFICIT

        In connection with the Recapitalization, FICC adopted a restricted stock plan (the "Restricted Stock Plan"), pursuant to which 371,285 shares were authorized for issuance. The Restricted Stock Plan provides for the award of common stock, the vesting of which is subject to conditions and limitations established by the Board of Directors. Such conditions may include continued employment with the Company or the achievement of performance measures. Upon the award of common stock, the participant has the rights of a stockholder, including but not limited to the right to vote such stock and the right to receive any dividends paid on such stock. The Board of Directors, in its sole discretion, may designate employees and persons providing material services to the Company as eligible for participation in the Restricted Stock Plan. In connection with the approval of the 2003 Incentive Plan, discussed elsewhere herein, the shares authorized for issuance under the Restricted Stock Plan were reduced by 156,217 shares of stock.

        A summary of the shares issued under the Restricted Stock Plan is presented below:

Number of Shares
Shares outstanding at December 31, 2000	265,142
Forfeited	(41,422)

Shares outstanding at December 30, 2001	223,720
Forfeited	(7,846)

Shares outstanding at December 29, 2002	215,874
Forfeited	(1,609)

Shares outstanding at December 28, 2003	214,265

        The issued shares vest on a straight-line basis over eight years or on an accelerated basis if certain performance criteria are met. The Company is recording the fair value of the shares issued at the issuance dates as compensation expense over the estimated vesting periods. During the years ended December 28, 2003, December 29, 2002, and December 30, 2001, the Company recorded stock compensation expense of approximately $330,000, $531,000 and $298,000, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The stock compensation expense recognized in 2002 included expense for accelerated vesting.

        In connection with the Recapitalization, the Board of Directors adopted a stock option plan (the "Stock Option Plan"), pursuant to which 395,000 shares of common stock options were authorized for issuance. The Board of Directors amended the Stock Option Plan to increase the shares available by 200,000 options and 439,970 options on October 24, 2001 and March 27, 2000, respectively. The Stock Option Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code) and stock appreciation rights ("SARs"). As of December 28, 2003, no SARs had been issued. The Board of Directors will determine the employees who will receive awards under the Stock Option Plan and the terms of such awards. The exercise price of a stock option or SAR shall not be less than the fair market value of one share of common stock on the date the stock option or SAR is granted. The options generally expire 10 years from the date of grant. Options were issued on July 23, 2003 and July 24, 2002 with a five-year expiration date, which was approved by the Board of Directors. Options issued prior to February 10, 2000 vest over five years, options issued subsequent to that date vest over three years.

        On April 9, 2003, the Board of Directors adopted a long-term incentive plan (the "2003 Incentive Plan"), subject to approval by the Company's shareholders. On May 14, 2003, the shareholders approved the 2003 Incentive Plan, which became effective as of March 30, 2003. Pursuant to the 2003 Incentive Plan, the shares reserved for issuance under the Company's Restricted Stock Plan were reduced by 156,217 shares of stock. The 2003 Incentive Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code), SARs, bonus stock, stock units, performance shares, performance units, restricted stock and restricted stock units. No more than 307,000 shares of common stock may be delivered to participants and their beneficiaries under the 2003 Incentive Plan. The Board of Directors will determine the employees who will receive awards under the 2003 Incentive Plan and the terms of such awards. The exercise price of a stock option or SAR shall not be less than the fair market value of one share of common stock on the date the stock option or SAR is granted. The options generally expire five years from the date of grant. The Board of Directors may designate whether any such award being granted to any participant is intended to be performance-based compensation as that term is used in Section 162(m) of the Internal Revenue Code. Any such awards designated as intended to be performance-based compensation shall be conditioned on the achievement of one or more performance measures, to the extent required by Code Section 162(m). Options were issued on July 23, 2003; performance-based compensation performance unit awards were issued on May 14, 2003 and July 23, 2003. As of December 28, 2003, no SARs had been issued.

        A summary of the stock options outstanding pursuant to the Company's Stock Option Plan and 2003 Incentive Plan is presented below:

	Number of Shares	Average Exercise Price
Options outstanding at December 31, 2000	717,126	$5.46
Granted	274,820	2.47
Forfeited	(189,117)	4.96
Exercised	(1,000)	3.88

Options outstanding at December 30, 2001	801,829	4.55
Granted	127,000	7.54
Forfeited	(86,603)	4.99
Exercised	(46,552)	3.30

Options outstanding at December 29, 2002	795,674	5.05
Granted	166,311	6.88
Forfeited	(53,964)	5.12
Exercised	(98,946)	3.61

Options outstanding at December 28, 2003	809,075	$5.60

        The following table summarizes information related to outstanding options as of December 28, 2003:

Range of Exercise Prices	Number Outstanding as of December 28, 2003	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.00 - $2.48	159,008	7.5	$2.19
2.48 - 4.95	250,915	5.8	3.82
4.95 - 7.43	222,729	4.7	6.36
7.43 - 9.90	132,393	3.6	7.77
9.90 - 12.38	550	4.6	12.00
17.33 - 19.80	41,630	3.7	17.38
22.28 - 24.75	1,850	4.4	24.75

	809,075	5.3	$5.60

        The following table summarizes information related to outstanding exercisable as of December 28, 2003:

Range of Exercise Prices	Number Exercisable as of December 28, 2003	Weighted Average Exercise Price
$ 0.00 - $ 2.48	104,651	$2.19
2.48 - 4.95	233,034	3.79
4.95 - 7.43	66,260	5.85
7.43 - 9.90	41,688	7.68
9.90 - 12.38	440	12.00
17.33 - 19.80	41,630	17.38
22.28 - 24.75	1,480	24.75

	489,183	$5.28

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

16. RELATED PARTY TRANSACTIONS

        FICC's Chairman of the Board is an officer of TRC. FICC previously entered into subleases for certain land, buildings and equipment from a subsidiary of TRC. For the years ended December 28, 2003, December 29, 2002 and December 30, 2001, rent expense related to the subleases was approximately $69,000, $68,000 and $219,000, respectively. On May 11, 2001, FICC purchased the first lease position from the master lessee for one of these properties for $100,000 and terminated the sublease with the subsidiary of TRC for approximately $52,000.

        In 1994, TRC Realty LLC (a subsidiary of TRC, whose majority equity owner is the Company's Chairman) entered into a ten-year operating lease for an aircraft for use by both the Company and TRC (which operates restaurants using the trademark Perkins Restaurant and Bakery ("Perkins")). In 1999, this lease was cancelled and TRC Realty LLC entered into a new ten-year operating lease for a new aircraft. The Company shared proportionately with Perkins in reimbursing TRC Realty LLC for leasing, tax and insurance expenses. In addition, the Company also incurred actual usage costs. During the year ended December 29, 2002, the Company expensed its share of the expected net loss on the termination of the cost sharing arrangement as TRC Realty LLC anticipated terminating the lease and disposing of the aircraft by May 2003. The Company's share of the expected net loss was approximately $950,000 and was included in operating expenses in the consolidated statement of operations for the year ended December 29, 2002. At the Company's July 23, 2003 Board of Directors meeting, the disinterested Board members approved a payment up to $1,000,000 to TRC Realty LLC and on August 26, 2003, a payment of approximately $868,000 was made to TRC Realty LLC that terminated the Company's cost sharing arrangement with Perkins. The payment exceeded the remaining reserve for expected losses by approximately $86,000, which was included in operating expenses for the year ended December 28, 2003. Under the cost sharing arrangement, which would have expired in January 2010, the Company paid approximately $500,000 annually.

        The Company purchased certain food products used in the normal course of business from a division of TRC at cost plus a mark-up. For the years ended December 28, 2003, December 29, 2002 and December 30, 2001, purchases were approximately $322,000, $463,000 and $618,000, respectively.

        During August 2003, Friendly's entered into a single restaurant franchise agreement with Treats of Huntersville LLC ("Treats"). The owner of Treats is a family member of the Company's Chairman of the Board of Directors. The transaction was a standard agreement in compliance with the terms and conditions of the Uniform Franchise Offering Circular allowing Treats to operate one location. The location, which was initially opened by a former franchisee but closed in July 2002, was reopened by Treats in August 2003. Treats paid an initial franchise fee of $35,000, which was included in income during the year ended December 28, 2003.

        In 1998, Friendly's entered into an agreement with The Ice Cream Corporation ("TICC") which conditionally granted TICC exclusive rights to purchase and develop Friendly's full-service restaurants in the Lancaster and Chester counties of Pennsylvania (the "TICC Agreement"). The owners of TICC are family members of the Company's Chairman of the Board of Directors. Pursuant to the TICC Agreement, TICC purchased at fair market value certain assets and rights in two existing restaurants and committed to open an additional ten restaurants by October 11, 2004 with an option to purchase an additional three restaurants. TICC paid to Friendly's $125,000 for development fees for certain of the additional restaurants discussed above and $25,000 for the option to purchase two additional existing restaurants. On March 21, 2001, TICC and Friendly's agreed to terminate their development agreement and TICC forfeited their exclusive development rights. The $112,500 of unearned development fees was offset against the amounts due from TICC for product purchases.

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

        As of December 28, 2003, the Company had commitments to purchase approximately $117,520,000 of raw materials, food products and supplies used in the normal course of business. The majority of the commitments cover periods of one to 12 months. Most of these commitments are noncancelable.

18. SEGMENT REPORTING

        Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chief Executive Officer and President of the Company. The Company's operating segments include restaurant, foodservice and franchise. The revenues from these segments include both sales to unaffiliated customers and inter-segment sales, which generally are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other inter-segment transactions have been eliminated in the accompanying consolidated financial statements.

        The Company's restaurants target families with kids and adults who desire a reasonably-priced meal in a full-service setting. The Company's menu offers a broad selection of freshly-prepared foods which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items. Foodservice operations manufactures premium ice cream dessert products and distributes such manufactured products and purchased finished goods to the Company's restaurants and franchised operations. Additionally, it sells premium ice cream dessert products to distributors and retail and institutional locations. The Company's franchise segment includes a royalty based on franchise restaurant revenue. In addition, the Company receives rental income from various franchised restaurants. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment. These costs include expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarters activities.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the financial results for the foodservice operating segment, prior to inter-segment eliminations, have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally reviews financial information for the purpose of assisting in making internal operating decisions. Using this approach, the Company evaluates performance based on stand-alone operating segment income (loss) before income taxes and generally accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

        During the year ended December 28, 2003, the foodservice segment did not charge additional zone pricing to the restaurant and franchise segments. As a result, intercompany zone pricing of approximately $466,000 for the year ended December 29, 2002 was reclassified out of foodservice revenue, resulting in reduced cost of sales in the restaurant and franchise segments to conform with current year presentation. Additionally, ice cream promotion marketing costs of $1,200,000 that were funded by the foodservice segment in 2002 were reclassified to the restaurant segment for the year ended December 29, 2002.

        EBITDA represents net income before (i) provision for income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) write-downs of property and equipment, (v) extraordinary item, (vi) pension curtailment gain and net periodic pension benefit and (vii) other non-cash items. The Company has included information concerning EBITDA in this Form 10-K because the Company's management incentive plan pays bonuses based on achieving EBITDA targets and the Company believes that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company's operating performance.

	For the Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(in thousands)
Revenues:
Restaurant	$459,758	$454,569	$447,953
Foodservice	240,313	233,978	224,736
Franchise	9,822	9,472	9,174

Total	$709,893	$698,019	$681,863

Intersegment revenues:
Restaurant	$—	$—	$—
Foodservice	(130,123)	(127,647)	(129,368)
Franchise	—	—	—

Total	$(130,123)	$(127,647)	$(129,368)

External revenues:
Restaurant	$459,758	$454,569	$447,953
Foodservice	110,190	106,331	95,368
Franchise	9,822	9,472	9,174

Total	$579,770	$570,372	$552,495

EBITDA:
Restaurant	$51,319	$52,505	$53,090
Foodservice	18,378	17,809	13,914
Franchise	6,763	6,240	4,912
Corporate	(20,566)	(18,455)	(16,614)
(Loss) gain on property and equipment, net	(2,200)	14	5,891
Reversal of restructuring expenses (restructuring expenses)	—	400	(636)
Less pension benefit included in reporting segments	(1,131)	(2,718)	(5,383)

Total	$52,563	$55,795	$55,174

Interest expense, net-Corporate	$24,157	$24,870	$27,310

Depreciation and amortization:
Restaurant	$15,407	$15,361	$18,777
Foodservice	3,099	3,258	3,449
Franchise	153	251	259
Corporate	3,880	5,651	6,542

Total	$22,539	$24,521	$29,027

Other non-cash (income) expenses:
Pension benefit	$(1,131)	$(2,718)	$(5,383)
Pension curtailment gain	(8,113)	—	—
Write-downs of property and equipment	26	976	800

Total	$(9,218)	$(1,742)	$(4,583)

Income (loss) before provision for income taxes and extraordinary item:
Restaurant	$35,912	$37,144	$34,313
Foodservice	15,279	14,551	10,465
Franchise	6,610	5,989	4,653
Corporate	(48,603)	(48,976)	(50,466)
(Loss) gain on property and equipment, net	(2,226)	(962)	5,091
Pension curtailment gain	8,113	—	—
Reversal of restructuring expenses (restructuring expenses)	—	400	(636)

Total	$15,085	$8,146	$3,420

	For the Years Ended
	December 28, 2003	December 29, 2002
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$25,024	$15,386
Foodservice	4,862	1,667
Corporate	1,830	1,039

Total	$31,716	$18,092

	December 28, 2003	December 29, 2002
	(in thousands)
Total assets:
Restaurant	$152,228	$144,927
Foodservice	39,404	39,631
Franchise	8,644	9,062
Corporate	52,176	63,578

Total	$252,452	$257,198

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

20. SUBSEQUENT EVENTS

        In January 2004, a settlement was reached in a lawsuit filed by the Company against a former administrator of one the Company's benefit plans. The settlement is based on the administrator's alleged failure to adhere to the terms of a contract and will result in a one-time payment to the Company of approximately $3,775,000. As a result of this lawsuit, the Company incurred professional fees of approximately $500,000, which were included in the accompanying consolidated statement of operations for the year ended December 28, 2003. The Company expects to incur an additional $200,000 in professional fees in 2004. The payment will be reflected in the Company's financial results at the time the payment is received. Payment is expected during the first quarter of 2004.

        On January 15, 2004, the Company entered into an agreement granting Central Florida Restaurants LLC ("Central Florida") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in designated areas within the Orlando, Florida market (the "Central Florida Agreement"). Pursuant to the Central Florida Agreement, Central Florida purchased certain equipment assets, lease and sublease rights and franchise rights in 10 existing Friendly's restaurants and committed to open an additional 10 restaurants over the next six years with an option for 15 more restaurants in the following five years. Gross proceeds from the sale were approximately $3,150,000 of which $310,000 was for franchise fees for the initial 10 restaurants. In January 2004, the Company recorded $310,000 as franchise fee revenue and recognized a gain of approximately $660,000 related to the sale of the assets for the 10 locations.

        The Company announced that it has commenced a tender offer for all $175,977,000 of its Senior Notes. The Company intends to fund the tender offer through a private placement of debt securities, available cash and borrowings under the New Credit Facility. The Company has obtained an amendment to increase the commitment amount of the New Credit Facility from $30,000,000 to $45,000,000 and extend the maturity date from December 17, 2005 to June 2007. The effectiveness of the amendment is subject to the closing of the private placement and other customary conditions. The tender offer is subject to a number of conditions, including the closing of the private placement and the amendment to the New Credit Facility. There can be no assurance that the tender offer will be completed.

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Quarter Ended
(in thousands, except per share amounts)	March 30, 2003	June 29, 2003	September 28, 2003	December 28, 2003(a)
2003
Revenues	$128,690	$155,648	$160,350	$135,082
Operating income	4,034	10,383	13,430	11,395
Net (loss) Income	(1,489)	3,090	5,315	3,270
Basic and diluted (loss) income per share:
Basic net (loss) income	$(0.20)	$0.42	$0.71	$0.44
Diluted net (loss) income	$(0.20)	$0.41	$0.70	$0.42
Weighted average shares:
Basic	7,415	7,441	7,452	7,476

Diluted	7,415	7,574	7,606	7,710

(in thousands, except per share amounts)	March 31, 2002	June 30, 2002(b)	September 29, 2002	December 29, 2002
2002
Revenues	$129,174	$152,181	$158,314	$130,703
Operating income	5,259	12,456	11,495	3,806
Net (loss) Income	(408)	3,815	3,488	(708)
Basic and diluted (loss) income per share:
Basic net (loss) income	$(0.06)	$0.52	$0.47	$(0.09)
Diluted net (loss) income	$(0.06)	$0.49	$0.46	$(0.09)
Weighted average shares:
Basic	7,353	7,366	7,379	7,390

Diluted	7,353	7,722	7,607	7,390

(a)
In November 2003, the Company announced that effective December 31, 2003, all benefits accrued under the pension plan would be frozen at the level attained on that date. The benefits accrued through December 31, 2003 will not be reduced and cash balance accounts will continue to be credited with interest after that date. As a result, the Company recognized a one-time pension curtailment gain of $8,113,000 in 2003 equal to the unamortized balances as of December 31, 2003 from all plan changes prior to that date.

(b)
During the year ended December 31, 2000, the Company recorded restructuring costs of $12,056,000 and write-downs of property and equipment of $17,008,000 as a result of the Company's restructuring plan announced in March 2000. The Company reduced the March 2000 restructuring reserve by $400,000 during the second quarter of the year ended December 29, 2002.

22. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        FICC's obligation related to the Senior Notes is guaranteed fully and unconditionally by one of FICC's wholly-owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc., Restaurant Insurance Corporation, Friendly's Realty I, LLC, Friendly's Realty II, LLC and Friendly's Realty III, LLC (collectively, the "Non-guarantor Subsidiaries"). All of the LLCs' assets were owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs' assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of December 28, 2003 and December 29, 2002 and for the years ended December 28, 2003 and December 29, 2002 are not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet
As of December 28, 2003
(in thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$21,640	$2,173	$1,818	$—	$25,631
Restricted cash	—	—	1,671	—	1,671
Accounts receivable, net	9,163	1,221	—	—	10,384
Inventories	15,669	—	—	—	15,669
Deferred income taxes	6,559	18	—	70	6,647
Prepaid expenses and other current assets	7,148	1,469	7,778	(14,856)	1,539

Total current assets	60,179	4,881	11,267	(14,786)	61,541
Deferred income taxes	—	205	—	(205)	—
Property and equipment, net	119,759	—	47,350	—	167,109
Intangibles and deferred costs, net	15,396	—	2,494	—	17,890
Investments in subsidiaries	5,187	—	—	(5,187)	—
Other assets	4,997	8,582	915	(8,582)	5,912

Total assets	$205,518	$13,668	$62,026	$(28,760)	$252,452

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current maturities of long-term obligations	$8,687	$—	$1,127	$(7,776)	$2,038
Accounts payable	22,475	—	—	—	22,475
Accrued expenses	38,076	3,893	6,146	(6,910)	41,205

Total current liabilities	69,238	3,893	7,273	(14,686)	65,718
Deferred income taxes	1,424	—	—	(135)	1,289
Long-term obligations, less current maturities	181,750	—	51,960	—	233,710
Other long-term liabilities	51,132	743	6,638	(8,752)	49,761
Stockholders' (deficit) equity	(98,026)	9,032	(3,845)	(5,187)	(98,026)

Total liabilities and stockholders' (deficit) equity	$205,518	$13,668	$62,026	$(28,760)	$252,452

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 28, 2003
(in thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$571,260	$8,510	$—	$—	$579,770
Costs and expenses:
Cost of sales	207,071	—	—	—	207,071
Labor and benefits	166,982	—	—	—	166,982
Operating expenses and write-downs of property and equipment	114,996	—	(6,648)	—	108,348
General and administrative expenses	36,995	4,662	—	—	41,657
Pension curtailment gain	(8,113)	—	—	—	(8,113)
Depreciation and amortization	20,255	—	2,284	—	22,539
Loss on disposals of other property and equipment, net	1,892	—	152	—	2,044
Interest expense, net	19,548	—	4,609	—	24,157

Income (loss) before provision for income taxes and equity in net income of consolidated subsidiaries	11,634	3,848	(397)	—	15,085
Provision for income taxes	(3,127)	(1,578)	(194)	—	(4,899)

Income (loss) before equity in net income of consolidated subsidiaries	8,507	2,270	(591)	—	10,186
Equity in net income of consolidated subsidiaries	1,679	—	—	(1,679)	—

Net income (loss)	$10,186	$2,270	$(591)	$(1,679)	$10,186

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 28, 2003
(in thousands)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$24,718	$229	$246	$653	$25,846

Cash flows from investing activities:
Purchases of property and equipment	(29,791)	—	—	—	(29,791)
Proceeds from sales of property and equipment	79	—	—	—	79
Return of investment in subsidiary	714	—	—	(714)	—

Net cash used in investing activities	(28,998)	—	—	(714)	(29,712)

Cash flows from financing activities:
Repayments of obligations	(4,154)	—	(1,047)	—	(5,201)
Stock options exercised	357	—	—	—	357
Reinsurance deposits received	—	—	2,206	(2,206)	—
Reinsurance payments made from deposits	—	—	(1,553)	1,553	—
Dividends paid	—	—	(714)	714	—

Net cash used in financing activities	(3,797)	—	(1,108)	61	(4,844)

Net (decrease) increase in cash and cash equivalents	(8,077)	229	(862)	—	(8,710)
Cash and cash equivalents, beginning of period	29,717	1,944	2,680	—	34,341

Cash and cash equivalents, end of period	$21,640	$2,173	$1,818	$—	$25,631

Supplemental disclosures:
Interest paid	$19,361	$—	$4,620	$—	$23,981
Income taxes (refunded) paid	(431)	1,264	413	—	1,246
Income tax benefit of stock options exercised	165	—	—	—	165
Capital lease obligations incurred	1,682	—	—	—	1,682
Lease incentive equipment received	243	—	—	—	243

Supplemental Condensed Consolidating Balance Sheet
As of December 29, 2002
(in thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$29,717	$1,944	$2,680	$—	$34,341
Accounts receivable, net	9,695	1,158	—	—	10,853
Inventories	17,278	—	—	—	17,278
Deferred income taxes	7,718	18	—	35	7,771
Prepaid expenses and other current assets	8,624	1,175	7,778	(14,515)	3,062

Total current assets	73,032	4,295	10,458	(14,480)	73,305
Deferred income taxes	—	264	—	(264)	—
Property and equipment, net	108,805	—	49,568	—	158,373
Intangibles and deferred costs, net	16,930	—	2,712	—	19,642
Investments in subsidiaries	4,222	—	—	(4,222)	—
Other assets	4,963	6,742	915	(6,742)	5,878

Total assets	$207,952	$11,301	$63,653	$(25,708)	$257,198

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current maturities of long-term obligations	$9,138	$—	$1,031	$(7,776)	$2,393
Accounts payable	23,902	—	—	—	23,902
Accrued expenses	42,581	3,654	6,861	(6,654)	46,442

Total current liabilities	75,621	3,654	7,892	(14,430)	72,737
Deferred income taxes	1,762	—	—	(229)	1,533
Long-term obligations, less current maturities	183,771	—	53,103	—	236,874
Other long-term liabilities	50,500	885	5,198	(6,827)	49,756
Stockholders' (deficit) equity	(103,702)	6,762	(2,540)	(4,222)	(103,702)

Total liabilities and stockholders' (deficit) equity	$207,952	$11,301	$63,653	$(25,708)	$257,198

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 29, 2002
(in thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$562,366	$8,006	$—	$—	$570,372
Costs and expenses:
Cost of sales	202,418	—	—	—	202,418
Labor and benefits	161,647	—	—	—	161,647
Operating expenses and write-downs of property and equipment	116,698	—	(6,893)	—	109,805
General and administrative expenses	34,814	4,648	—	—	39,462
Reversal of restructuring reserve	(400)	—	—	—	(400)
Depreciation and amortization	22,186	—	2,335	—	24,521
Gain on franchise sales of restaurant operations and properties	(675)	—	—	—	(675)
Loss on disposals of other property and equipment, net	332	—	246	—	578
Interest expense, net	20,165	—	4,705	—	24,870

Income (loss) before benefit from (provision for) income taxes and equity in net loss of consolidated subsidiaries	5,181	3,358	(393)	—	8,146
Benefit from (provision for) income taxes	1,027	(1,377)	(1,609)	—	(1,959)

Income (loss) before equity in net loss of consolidated subsidiaries	6,208	1,981	(2,002)	—	6,187
Equity in net loss of consolidated subsidiaries	(21)	—	—	21	—

Net income (loss)	$6,187	$1,981	$(2,002)	$21	$6,187

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 29, 2002
(in thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$28,626	$1,840	$2,707	$(702)	$32,471

Cash flows from investing activities:
Purchases of property and equipment	(17,877)	—	—	—	(17,877)
Proceeds from sales of property and equipment	6,263	—	—	—	6,263
Proceeds from non-operating note receivable	—	—	1,038	(1,038)	—
Return of investment in subsidiary	619	—	—	(619)	—

Net cash (used in) provided by investing activities	(10,995)	—	1,038	(1,657)	(11,614)

Cash flows from financing activities:
Repayments of obligations	(3,103)	—	(866)	1,038	(2,931)
Payments related to deferred financing costs	(80)	—	—	—	(80)
Stock options exercised	153	—	—	—	153
Reinsurance deposits received	—	—	2,024	(2,024)	—
Reinsurance payments made from deposits	—	—	(2,726)	2,726	—
Dividends paid	—	—	(619)	619	—

Net cash used in financing activities	(3,030)	—	(2,187)	2,359	(2,858)

Net increase in cash and cash equivalents	14,601	1,840	1,558	—	17,999
Cash and cash equivalents, beginning of period	15,116	104	1,122	—	16,342

Cash and cash equivalents, end of period	$29,717	$1,944	$2,680	$—	$34,341

Supplemental disclosures:
Interest paid (received)	$24,444	$—	$(680)	$—	$23,764
Income taxes (refunded) paid	(628)	1,026	—	—	398
Capital lease obligations incurred	215	—	—	—	215

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
Friendly Ice Cream Corporation

        We have audited the consolidated financial statements of Friendly Ice Cream Corporation and subsidiaries as of December 28, 2003 and December 29, 2002, and for the years then ended, and have issued our report thereon dated February 16, 2004 (included elsewhere in this Form 10-K). Our audits also included Schedule II—Valuation and Qualifying Accounts as of December 28, 2003 and December 29, 2002, and for the years then ended, included in this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits. The financial statement schedule of Friendly Ice Cream Corporation and subsidiaries as of December 30, 2001 and for the year ended December 30, 2001 was subjected to the auditing procedures applied by other auditors, who have ceased operations, in connection with their audit of the consolidated financial statements for the year and whose report dated February 11, 2002 indicated that such financial statement schedule fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

        In our opinion, the financial statement schedule as of December 28, 2003 and December 29, 2002, and for the years then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP ERNST & YOUNG LLP
February 16, 2004

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
ITEM 15(d)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 and DECEMBER 30, 2001
(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2003
Reserve for restructuring costs	$937	$—	$—	$496	$441

Allowance for doubtful accounts—accounts receivable	$767	$233	$(304)	$—	$696

Allowance for doubtful accounts—notes receivable	$313	$—	$—	$—	$313

2002
Reserve for restructuring costs	$3,056	$(400)	$—	$1,719	$937

Allowance for doubtful accounts—accounts receivable	$588	$359	$68	$248	$767

Allowance for doubtful accounts—notes receivable	$914	$—	$(68)	$533	$313

2001
Reserve for restructuring costs	$5,571	$636	$—	$3,151	$3,056

Allowance for doubtful accounts—accounts receivable	$413	$246	$—	$71	$588

Allowance for doubtful accounts—notes receivable	$520	$414	$—	$20	$914

EXHIBIT INDEX

3.1	Restated Articles of Organization of Friendly Ice Cream Corporation (the "Company") (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3(II) to the Registrant's current report on Form 8-K filed September 2, 2003, File No. 0-3930).
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
10.1(a)
The Company's 1997 Stock Option Plan (as amended effective March 27, 2000) (Incorporated by reference to Exhibit 10.1(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 0-3930).*
10.1(b)
The Company's 1997 Stock Option Plan (as amended effective October 24, 2001) (Incorporated by reference to Exhibit 10.1(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 0-3930).*
10.2	The Company's Restricted Stock Plan (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).*

EXHIBIT INDEX (Continued)

10.3	Purchase Agreement between Realty Income Corporation as buyer and Company as seller dated December 13, 2001 (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 0-3930).
10.4
The Company's 2003 Incentive Plan (as amended July 23, 2003) (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2003, File No. 0-3930).*
10.9
Sublease between SSP Company, Inc. and the Company, as amended, for the Chicopee, Massachusetts Distribution Center (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).
10.10	TRC Management Contract between the Company and The Restaurant Company (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).
10.11
Termination of Aircraft Reimbursement Agreement between the Company and TRC Realty Co. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2003, File No. 0-3930).
10.13	Agreement between the Company and Aaron B. Parker effective as of September 26, 2003.*
21.1	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 0-3930).
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Arthur Andersen LLP. (Incorporated by reference to Exhibit 23.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 0-3930).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Paul V. Hoagland.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter and Paul V. Hoagland.

*
—Management Contract or Compensatory Plan or Arrangement

QuickLinks

PART I
EXECUTIVE OFFICERS
PART II
MARKET PRICE OF COMMON STOCK
EXPECTED YEAR OF MATURITY (dollars in thousands)
PART III
PART IV
SIGNATURES
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (In thousands, except share data)
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Balance Sheet As of December 28, 2003 (in thousands)
Supplemental Condensed Consolidating Statement of Operations For the Year Ended December 28, 2003 (in thousands)
Supplemental Condensed Consolidating Statement of Cash Flows For the Year Ended December 28, 2003 (in thousands)
Supplemental Condensed Consolidating Balance Sheet As of December 29, 2002 (in thousands)
Supplemental Condensed Consolidating Statement of Operations For the Year Ended December 29, 2002 (in thousands)
Supplemental Condensed Consolidating Statement of Cash Flows For the Year Ended December 29, 2002 (in thousands)
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
ANNUAL REPORT ON FORM 10-K ITEM 15(d)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES FOR THE YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 and DECEMBER 30, 2001 (In thousands)
EXHIBIT INDEX
EXHIBIT INDEX (Continued)