Form 10-Q
period 2004-03-28
FRIENDLY ICE CREAM CORP
filed 2004-04-26
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 001-13579

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 16, 2004

Common Stock, $.01 par value	7,552,801 shares

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 28, 2004	December 28, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,650	$25,631
Restricted cash	1,290	1,671
Accounts receivable, net	12,406	10,384
Litigation settlement receivable	3,775	—
Inventories	16,815	15,669
Deferred income taxes	6,647	6,647
Prepaid expenses and other current assets	4,901	1,539
TOTAL CURRENT ASSETS	102,484	61,541
DEFERRED INCOME TAXES	909	—
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	164,322	167,109
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization	22,281	17,890
OTHER ASSETS	5,877	5,912
TOTAL ASSETS	$295,873	$252,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$49,312	$1,127
Current maturities of capital lease and finance obligations	1,306	911
Accounts payable	21,905	22,475
Accrued salaries and benefits	10,439	9,635
Accrued interest payable	3,091	2,033
Insurance reserves	10,769	10,041
Restructuring reserves	2,666	441
Other accrued expenses	15,532	19,055
TOTAL CURRENT LIABILITIES	115,020	65,718
DEFERRED INCOME TAXES	—	1,289
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	7,428	5,773
LONG-TERM DEBT, less current maturities	226,640	227,937
ACCRUED PENSION COST	15,576	16,127
OTHER LONG-TERM LIABILITIES	33,787	33,634
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock	75	75
Additional paid-in capital	141,403	140,826
Accumulated other comprehensive loss	(19,922)	(19,922)
Accumulated deficit	(224,134)	(219,005)
TOTAL STOCKHOLDERS’ DEFICIT	(102,578)	(98,026)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$295,873	$252,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 28, 2004	March 30, 2003

REVENUES:
Restaurant	$104,353	$103,168
Foodservice	23,343	23,267
Franchise	3,058	2,255
TOTAL REVENUES	130,754	128,690

COSTS AND EXPENSES:
Cost of sales	45,588	45,977
Labor and benefits	39,934	38,128
Operating expenses	25,052	24,288
General and administrative expenses	10,697	10,063
Restructuring expenses	2,627	—
Gain on litigation settlement	(3,644)	—
Depreciation and amortization	5,606	5,627
Gain on franchise sales of restaurant operations and properties	(906)	—
Loss on disposals of other property and equipment, net	171	573

OPERATING INCOME	5,629	4,034

OTHER EXPENSES:
Interest expense, net	6,064	6,102
Other expenses, principally debt retirement costs	6,892	—

LOSS BEFORE BENEFIT FROM INCOME TAXES	(7,327)	(2,068)

Benefit from income taxes	2,198	579

NET LOSS	$(5,129)	$(1,489)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.68)	$(0.20)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES	7,520	7,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 28, 2004	March 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,129)	$(1,489)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock compensation expense	333	65
Depreciation and amortization	5,606	5,627
Write-offs of deferred financing costs	1,788	—
Deferred income tax benefit	(2,198)	(579)
(Gain) loss on disposals of other property and equipment, net	(735)	573
Changes in operating assets and liabilities:
Accounts receivable	(5,797)	1,200
Inventories	(1,146)	(74)
Other assets	(2,946)	(229)
Accounts payable	(570)	(1,204)
Accrued expenses and other long-term liabilities	894	(2,324)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(9,900)	1,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,255)	(5,157)
Proceeds from sales of property and equipment	2,897	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	642	(5,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	175,000	—
Repayments of debt	(128,112)	(267)
Payments related to deferred financing costs	(6,625)	—
Repayments of capital lease and finance obligations	(230)	(482)
Stock options exercised	244	127
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	40,277	(622)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,019	(4,213)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,631	34,341

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,650	$30,128

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$4,927	$1,325
Income taxes	7	686
Capital lease obligations incurred	2,280	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information -

The accompanying condensed consolidated financial statements as of March 28, 2004 and for the three months ended March 28, 2004 and March 30, 2003 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive loss of Friendly Ice Cream Corporation (“FICC”) and subsidiaries (unless the context indicates otherwise, collectively, the “Company”). Such adjustments consist solely of normal recurring accruals. Operating results for the three month periods ended March 28, 2004 and March 30, 2003 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company’s business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company’s consolidated financial statements, including the notes thereto, which are contained in the 2003 Annual Report on Form 10-K should be read in conjunction with these condensed consolidated financial statements. Capitalized terms not otherwise defined herein should be referenced to the 2003 Annual Report on Form 10-K.

Use of Estimates in the Preparation of Financial Statements -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, recoverability of accounts receivable, valuation allowances and pension and other post-retirement benefits expense. Actual amounts could differ significantly from the estimates.

Revenue Recognition -

The Company’s revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue, net of discounts and allowances, upon delivery of product. Reserves for discounts and allowances from retail sales are estimated and accrued when revenue is recorded. Actual amounts could differ materially from the estimates. Franchise royalty income, generally calculated as 4% of net sales of franchisees, is recorded monthly based upon the actual sales reported by each franchisee for the month just completed. Franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

Shipping and Handling Costs -

Costs related to shipping and handling are included in cost of sales in the accompanying condensed consolidated statements of operations for all periods presented.

Insurance Reserves -

The Company is self-insured through retentions or deductibles for the majority of its workers’ compensation, automobile, general liability, employer’s liability, product liability and group health insurance programs. Self-insurance amounts vary up to $500,000 per occurrence. Insurance with third parties, some of which is then reinsured through Restaurant Insurance Corporation (“RIC”), the Company’s wholly owned subsidiary, is in place for claims in excess of these self-insured amounts. RIC reinsures 100% of the risk from $500,000 to $1,000,000 per occurrence through September 2, 2000 for FICC’s workers’ compensation, general liability, employer’s liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. FICC’s and RIC’s liabilities for estimated incurred losses are actuarially determined and recorded in the accompanying condensed consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material effect on the Company’s insurance expense.

Accounts Receivable and Allowance for Doubtful Accounts -

At March 28, 2004 and December 28, 2003, accounts receivable of $12,406,000 and $10,384,000 were net of allowances for doubtful accounts totaling $815,000 and $696,000, respectively. Accounts receivable consists primarily of amounts due from the sale of products to franchisees and supermarkets. Accounts receivable also includes amounts related to franchise royalties, rents and other miscellaneous items.

The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Cash and Cash Equivalents -

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash -

RIC is required to hold assets in trust whose value is at least equal to certain of RIC’s outstanding estimated insurance claim liabilities. Accordingly, as of March 28, 2004 and December 28, 2003, cash of $1,290,000 and $1,671,000, respectively, was restricted.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following at March 28, 2004 and December 28, 2003 (in thousands):

	March 28, 2004	December 28, 2003

Raw materials	$2,200	$1,557
Goods in process	153	114
Finished goods	14,462	13,998
Total	$16,815	$15,669

Long-Lived Assets -

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted in 2002, the Company reviews its Non-Friendly Marks, which were assigned to the Company by Hershey in September 2002, for impairment on a quarterly basis. The Company recognizes impairment has occurred when the carrying value of the Non-Friendly Marks exceeds the estimated future undiscounted cash flows of the trademarked products. Additionally, the Company reviews long-lived assets related to each restaurant to be held and used in the business quarterly for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. The Company evaluates restaurants using a “two-year history of cash flow” as the primary indicator of potential impairment. Based on the best information available, the Company writes down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. Estimated fair market value is based on the Company’s experience selling similar properties and local market conditions, less costs to sell for properties to be disposed of. In addition, restaurants scheduled for closing are reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.

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

SFAS No. 144 also requires the results of operations of a component entity that is classified as held for sale or has been disposed of to be reported as discontinued operations in the statement of operations if certain conditions are met. These conditions include commitment to a plan of disposal after the effective date of this statement, elimination of the operations and cash flows of the component entity from the ongoing operations of the company and no significant continuing involvement in the operations of the component entity after the disposal transaction. The results of operations of stores meeting all of these conditions that were disposed of in 2004 or classified as held for sale at March 28, 2004 were not material for the quarters ended March 28, 2004 and March 30, 2003.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs and sublease income. Accordingly, actual results could vary significantly from estimates.

Other Assets -

Other assets included notes receivable of $4,610,000 and $4,638,000, which were net of allowances for doubtful accounts totaling $313,000, as of March 28, 2004 and December 28, 2003, respectively. Also included in other assets as of March 28, 2004 and December 28, 2003 were payments made to fronting insurance carriers of $1,211,000 to establish loss escrow funds.

Other Accrued Expenses-

Other accrued expenses consisted of the following at March 28, 2004 and December 28, 2003 (in thousands):

	March 28, 2004	December 28, 2003

Gift cards outstanding	$2,034	$3,975
Accrued meals and other taxes	3,217	2,947
Accrued bonus	1,607	2,853
Accrued rent	2,389	2,416
Accrued construction costs	632	2,331
Accrued advertising	2,600	1,554
Unearned revenues	896	894
All other	2,157	2,085
Total	$15,532	$19,055

Income Taxes -

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. As of March 28, 2004 and December 28, 2003, a valuation allowance of $10,130,000 existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

Derivative Instruments and Hedging Agreements -

The Company enters into commodity option contracts from time to time to manage dairy cost pressures. The Company’s commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and, accordingly, are marked to market each period, with the resulting gains or losses recognized in cost of sales. For the quarters ended March 28, 2004 and March 30, 2003, gains of approximately $771,000 and losses of approximately $253,000, respectively, were included in cost of sales related to these option contracts.

Net Loss Per Share -

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 328,000 and 332,000 for the three months ended March 28, 2004 and March 30, 2003, respectively.

Stock-Based Compensation -

The Company accounts for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation cost of approximately $222,000 related to modified option awards was included in net loss for the three months ended March 28, 2004 for the Company’s Stock Option Plan and the Company’s 2003 Incentive Plan. No stock-based compensation cost was included in net loss for the three months ended March 30, 2003 for the Company's Stock Option Plan or the Company's 2003 Incentive Plan, as all options granted during this period had an exercise price equal to the market value of the stock on the date of grant.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123’s provisions for fair value recognition. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. In accordance with SFAS No. 148, the Company will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

In accordance with SFAS No. 148, the following table presents the effect on net loss and net loss per share had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123 (in thousands, except per share data):

	For the Three Months Ended
	March 28, 2004	March 30, 2003

Net loss as reported	$(5,129)	$(1,489)

Add stock-based compensation expense included in reported net loss, net of related income tax benefit	131	—
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(105)	(101)
Pro forma net loss	$(5,103)	$(1,590)

Basic and diluted net loss per share:
Basic and diluted net loss per share, as reported	$(0.68)	$(0.20)
Basic and diluted net loss per share, pro forma	$(0.68)	$(0.21)

Reclassifications -

Certain prior year amounts have been reclassified to conform with current year presentation, including $775,000 from operating expenses to general and administrative expenses for the quarter ended March 30, 2003.

Recently Issued Accounting Pronouncements -

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all entities subject to this interpretation no later than the end of the first period that ends after March 15, 2004. The adoption of FIN 46 in 2003 had no material impact on the Company’s results of operations or financial position.

2. DEBT

Debt at March 28, 2004 and December 28, 2003 consisted of the following (in thousands):

	March 28, 2004	December 28, 2003

New Senior Notes, 8 3/8%, due June 15, 2012	$175,000	$—
Senior Notes, 10 1/2%, originally due December 1, 2007	48,144	175,977
Revolving credit loans, due June 30, 2007	—	—
Mortgage loans, due April 1, 2004 through January 1, 2022	52,808	53,087
Total debt	275,952	229,064
Less: current portion	(49,312)	(1,127)
Total long-term debt	$226,640	$227,937

In November 1997, FICC entered into a credit facility that included revolving credit loans, term loans and letters of credit (the “Old Credit Facility”).  Also in November 1997, FICC completed a public offering of $200,000,000 of senior notes (the “Senior Notes”).

In December 2001, the Company completed a financial restructuring plan (the “Refinancing Plan”) which included the repayment of the $64,545,000 outstanding under the Old Credit Facility and the purchase of $21,273,000 in Senior Notes with the proceeds from $55,000,000 in long-term mortgage financing (the “Mortgage Financing”) and a $33,700,000 sale and leaseback transaction (the “Sale/Leaseback Financing”). In addition, FICC secured a new $30,000,000 revolving credit facility (the “New Credit Facility”) of which up to $20,000,000 is available to support letters of credit.  On July 3, 2003, FICC obtained a limited waiver to the New Credit Facility allowing the purchase of certain of the Senior Notes in an amount up to $3,000,000, subject to certain conditions. In July 2003, FICC purchased $2,750,000 in aggregate principal amount of the Senior Notes for $2,826,000, the then current market value.

In February 2004, the Company announced a cash tender offer and consent solicitation for the $175,977,000 of Senior Notes to be financed with the proceeds from a private offering of new senior notes (the “New Senior Notes”), available cash and an amended New Credit Facility (the “2004 Refinancing”).  In March 2004, $127,357,000 of aggregate principal amount of Senior Notes were purchased at the tender offer and consent solicitation price of 104% of the principal amount and $476,000 of aggregate principal amount of Senior Notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48,144,000 of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.  The Senior Notes would have matured on December 1, 2007.  Interest on the Senior Notes was payable at 10.5% per annum semi-annually on June 1 and December 1 of each year.  In connection with the tender offer, the Company wrote off unamortized deferred financing costs of $1,788,000 and paid a premium of $5,104,000 that were included in the accompanying condensed consolidated statement of operations for the first quarter ended March 28, 2004.  In April 2004, the Company wrote off unamortized deferred financing costs of $657,000 and paid a premium of $1,685,000 in connection with the redemption of the remaining Senior Notes. The $2,342,000 will be included in the condensed consolidated statement of operations for the second fiscal quarter ending June 27, 2004.

The $175,000,000 of New Senior Notes issued in March 2004 are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The New Senior Notes mature on June 15, 2012. Interest on the New Senior Notes is payable at 8.375% per annum semi-annually on June 15 and December 15 of each year commencing June 15, 2004.  The New Senior Notes are redeemable, in whole or in part, at any time on or after June 15, 2008 at FICC’s option at redemption prices from 104.188% to 100.00%, based on the redemption date.  In addition, at any time prior to June 15, 2007, FICC may redeem, subject to certain conditions, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds of one or more qualified equity offerings, as defined, at a redemption price of 108.375% of the principal amount, plus accrued interest.

In connection with the 2004 Refinancing, the New Credit Facility was amended in March 2004.  The total commitment amount was increased from $30,000,000 to $35,000,000 and the maturity date was extended from December 17, 2005 to June 30, 2007, in addition to other changes.

The New Credit Facility is secured by substantially all of the assets of FICC and two of its six subsidiaries, Friendly’s Restaurants Franchise Inc. and Friendly’s

International Inc. These two subsidiaries also guarantee FICC’s obligations under the New Credit Facility.

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

The New Credit Facility has an annual “clean-up” provision, commencing in 2005, which obligates the Company to repay in full all revolving credit loans on or before September 30 (or, if September 30 is not a business day, as defined, then the next business day) of each year and maintain a zero balance on such revolving credit for at least 30 consecutive days, to include September 30, immediately following the date of such repayment.

The $35,000,000 revolving credit commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of March 28, 2004 and December 28, 2003, total letters of credit outstanding were $14,012,000 and $13,550,000, respectively. During the first quarters ended March 28, 2004 and March 30, 2003, there were no drawings against the letters of credit.

The revolving credit loans bear interest at the Company’s option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the “Base Rate”) (6.50% at March 28, 2004) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (5.52% at March 28, 2004).  As of March 28, 2004 and December 28, 2003, there were no revolving credit loans outstanding and $20,988,000 and $16,450,000, respectively, was available for borrowing.

In connection with the Mortgage Financing in December 2001, three new limited liability corporations (“LLCs”) were organized.  Friendly Ice Cream Corporation is the sole member of each LLC. FICC sold 75 of its operating Friendly’s restaurants to the LLCs in exchange for the proceeds from the Mortgage Financing. Promissory notes were issued for each of the 75 properties. Each LLC is a separate entity with separate creditors who will be entitled to be satisfied out of such LLC’s assets. Each LLC is a borrower under the Mortgage Financing.

The Mortgage Financing has a maturity date of January 1, 2022 and is amortized over 20 years. Interest on $10,000,000 of the original $55,000,000 from the Mortgage Financing is variable and is the sum of the 30-day LIBOR rate in effect (1.09% at March 28, 2004) plus 6% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The remaining $45,000,000 of the original $55,000,000 from the Mortgage Financing bears interest at a fixed annual rate of 10.16%. Each promissory note may be prepaid in full. The variable rate notes are subject to prepayment penalties during the first five years. The fixed rate notes may not be prepaid without the Company providing the note holders with a yield maintenance premium.

The Mortgage Financing requires the Company to maintain a fixed charge coverage ratio, as defined, of at least 1.10 to 1 and each LLC to maintain a fixed charge coverage ratio, as defined, on an aggregate restaurant basis of at least 1.25 to 1, in each case calculated as of the last day of each fiscal year. The Company is in compliance with these covenants.

3. INTANGIBLE ASSETS AND DEFERRED COSTS

Intangible assets and deferred costs as of March 28, 2004 and December 28, 2003 were (in thousands):

	March 28, 2004	December 28, 2003

1988 Non-Friendly Marks amortized over 40 years on a straight-line basis	$18,650	$18,650
Deferred financing costs amortized over the terms of the related loans on an effective yield basis	11,927	10,486
Other	876	876
Intangible assets	31,453	30,012
Less: accumulated amortization	(9,172)	(12,122)
Net	$22,281	$17,890

In connection with the 2004 Refinancing, the Company wrote off unamortized deferred financing costs related to the tender offer for the Senior Notes in March 2004 and the redemption of the remaining Senior Notes in April 2004 of $1,788,000 and $657,000, respectively. The $1,788,000 was included in other expenses, principally debt retirement costs in the accompanying condensed consolidated statement of operations for the quarter ended March 28, 2004 and the $657,000 will be included in the condensed consolidated statement of operations for the second fiscal quarter ending June 27, 2004. Additionally, the Company incurred $6,550,000 of costs associated with the issuance of the New Senior Notes and the amendment to the New Credit Facility, which were included in intangible assets and deferred costs in the accompanying condensed consolidated balance sheet as of March 28, 2004. These costs will be amortized over the terms of the New Senior Notes and the amended New Credit Facility.

Amortization expense was $446,000 and $428,000 for the quarters ended March 28, 2004 and March 30, 2003, respectively.

Future amortization expense related to these intangible assets and deferred costs as of March 28, 2004 was (in thousands):

Year	Amount

2004	$1,367
2005	1,783
2006	1,778
2007	1,608
2008	1,441
Thereafter	13,647
Total	$21,624

4. EMPLOYEE BENEFIT PLANS

The components of net periodic pension benefit for the three months ended March 28, 2004 and March 30, 2003 were (in thousands):

	March 28, 2004	March 30, 2003

Service cost	$—	$552
Interest cost	1,627	1,606
Expected return on assets	(2,331)	(2,275)
Net amortization:
Unrecognized prior service benefit	—	(320)
Unrecognized net actuarial loss	154	151

Net periodic pension benefit	$(550)	$(286)

The components of the net postretirement benefit cost for the three months ended March 28, 2004 and March 30, 2003 were (in thousands):

	March 28, 2004	March 30, 2003

Service cost	$28	$25
Interest cost	116	117
Recognized actuarial loss	23	16
Net amortization of unrecognized prior service benefit	(36)	(36)

Net postretirement benefit cost	$131	$122

During January 2004, the FASB issued FASB Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”)”, which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The guidance in this FSP is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The election to defer accounting for the Act is a one-time election that must be made before net periodic postretirement benefit costs for the period that includes the Act’s enactment date are first included in reported financial information pursuant to the requirements of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”  In accordance with FSP 106-1, the Company has elected to defer accounting for the effects of the Act and accordingly, the measures of the accumulated postretirement benefit obligation and the net postretirement benefit cost do not reflect the effects of the Act.

The Company’s election to defer accounting for the effects of the Act may not be changed and the deferral will continue to apply until authoritative guidance on the accounting for the federal subsidy is issued, or until the guidance in the following sentence applies. The election to defer expires if, subsequent to January 31, 2004, but prior to the issuance of additional authoritative guidance, a significant event occurs that ordinarily would call for remeasurement of a plan’s assets and obligations—for example, a plan amendment, settlement, or curtailment. Upon the occurrence of such an event, the Company would be required to account for that event pursuant to the guidance in SFAS No. 106 and also reflect in its accounting for postretirement benefits other than pensions its best estimate of the effects of the Act, including the federal subsidy (if applicable based on the terms of the plan and the sponsor’s analysis of generally accepted accounting principles) and any effects on participation rates and health care cost estimates.

Authoritative guidance on accounting for the federal subsidy is pending. The expected effects of the Act will be factored into the Company’s year-end measurement of postretirement benefits for fiscal 2004. If the final authoritative accounting guidance is issued after the provisions of the Act are reflected in the year-end measurement of the obligation and net postretirement benefit costs estimate for fiscal 2004, the guidance could require the Company to change previously reported information. The Company has not yet determined the impact of the Act on these benefits.

5. SEGMENT REPORTING

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

The Company’s restaurants target families with children and adults who desire a reasonably priced meal in a full-service setting. The Company’s menu offers a broad selection of freshly-prepared foods, which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items. Foodservice operations manufactures frozen dessert products and distributes such manufactured products and purchased finished goods to the Company’s restaurants and franchised operations. Additionally, it sells frozen dessert products to distributors and retail and institutional locations. The Company’s franchise segment includes a royalty based on franchise restaurant revenue. In addition, the Company receives rental income from various franchised restaurants. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment. These costs include expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarters activities.

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

EBITDA represents net loss before (i) benefit from income taxes, (ii) other expenses, principally debt retirement costs, (iii) interest expense, net, (iv) depreciation and amortization, (v) write-downs of property and equipment, (vi) net periodic pension benefit and (vii) other non-cash items. The Company has included information concerning EBITDA in this Form 10-Q because the Company’s management incentive plan pays bonuses based on achieving EBITDA targets and the Company believes that such information is used by certain investors as one measure of a company’s historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company’s operating performance.

	For the Three Months Ended
	March 28, 2004	March 30, 2003
	(in thousands)
Revenues:
Restaurant	$104,353	$103,168
Foodservice	53,362	52,326
Franchise	3,058	2,255
Total	$160,773	$157,749

Intersegment revenues:
Restaurant	$—	$—
Foodservice	(30,019)	(29,059)
Franchise	—	—
Total	$(30,019)	$(29,059)

External revenues:
Restaurant	$104,353	$103,168
Foodservice	23,343	23,267
Franchise	3,058	2,255
Total	$130,754	$128,690

	For the Three Months Ended
	March 28, 2004	March 30, 2003
	(in thousands)

EBITDA:
Restaurant	$9,333	$10,081
Foodservice	3,532	3,189
Franchise	2,091	1,561
Corporate	(5,412)	(4,829)
Gain (loss) on property and equipment, net	674	(341)
Restructuring expenses	(2,627)	—
Gain on litigation settlement	3,644	—
Less pension benefit included in reporting segments	(550)	(286)
Total	$10,685	$9,375

Interest expense, net-Corporate	$6,064	$6,102

Other expenses, principally debt retirement costs	$6,892	$—

Depreciation and amortization:
Restaurant	$3,851	$3,799
Foodservice	856	736
Franchise	47	39
Corporate	852	1,053
Total	$5,606	$5,627

Net periodic pension benefit	$(550)	$(286)

Income (loss) before benefit from income taxes:
Restaurant	$5,482	$6,282
Foodservice	2,676	2,453
Franchise	2,044	1,522
Corporate	(19,220)	(11,984)
Gain (loss) on property and equipment, net	674	(341)
Restructuring expenses	(2,627)	—
Gain on litigation settlement	3,644	—
Total	$(7,327)	$(2,068)

	For the Three Months Ended March 28, 2004	For the Year Ended December 28, 2003
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$3,939	$25,024
Foodservice	518	4,862
Corporate	78	1,830
Total	$4,535	$31,716

	March 28, 2004	December 28, 2003
	(in thousands)
Total assets:
Restaurant	$151,298	$152,228
Foodservice	44,146	39,404
Franchise	7,673	8,644
Corporate	92,756	52,176
Total	$295,873	$252,452

6. RESTRUCTURING RESERVES

During the quarter ended March 28, 2004, the Company recorded a pre-tax restructuring charge of $2,627,000 for severance and outplacement services associated with reduction in force actions taken during the first quarter of 2004 that reduced headcount by approximately 20 permanent positions.

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

The following represents the reserve and activity associated with the March 2004, October 2001 and March 2000 restructurings (in thousands):

	For the Three Months Ended March 28, 2004
	Restructuring Reserves as of December 28, 2003	Expense	Costs Paid	Restructuring Reserves as of March 28, 2004

Rent	$319	$—	$(65)	$254
Utilities and real estate taxes	40	—	(14)	26
Severence pay	—	2,549	(295)	2,254
Outplacement services	—	78	(13)	65
Other	82	—	(15)	67
Total	$441	$2,627	$(402)	$2,666

	For the Three Months Ended March 30, 2003
	Restructuring Reserves as of December 29, 2002	Expense	Costs Paid	Restructuring Reserves as of March 30, 2003

Rent	$679	$—	$(64)	$615
Utilities and real estate taxes	121	—	(23)	98
Equipment	77	—	(31)	46
Other	60	—	(1)	59
Total	$937	$—	$(119)	$818

Based on information currently available, management believes that the restructuring reserves as of March 28, 2004 were adequate and not excessive.

7. GAIN ON LITIGATION SETTLEMENT

In January 2004, a settlement was reached in a lawsuit filed by the Company against a former administrator of one of the Company’s benefit plans.  The settlement was based on the administrator’s alleged failure to adhere to the terms of a contract and resulted in a one-time payment to the Company of $3,775,000, which was received on April 2, 2004. As a result of this lawsuit, the Company incurred professional fees of approximately $500,000 which were included in the consolidated statement of operations for the year ended December 28, 2003 and an additional $131,000 in professional fees, which were offset against the payment in the accompanying condensed consolidated statement of operations for the three months ended March 28, 2004.

8. FRANCHISE TRANSACTIONS

On March 5, 2004, the Company sold the real property and equipment for one franchised location and assigned the lease and sold the equipment for a second franchised location to the existing franchisee. Gross proceeds from the sale were approximately $485,000, of which $70,000 was for franchise fees and $415,000 was for the sale of assets and lease assignment. In March 2004, the Company recorded $70,000 as franchise fee revenue and recognized a gain of approximately $248,000 related to the sale of assets.

On January 15, 2004, the Company entered into an agreement granting Central Florida Restaurants LLC (“Central Florida”) certain limited exclusive rights to operate and develop Friendly’s full-service restaurants in designated areas within the Orlando, Florida market (the “Central Florida Agreement”).  Pursuant to the Central Florida Agreement, Central Florida purchased certain equipment assets, lease and sublease rights and franchise rights in 10 existing Friendly’s restaurants and committed to open an additional 10 restaurants over the next six years with an option for 15 more restaurants in the following five years. Gross proceeds from the sale were approximately $3,150,000 of which $310,000 was for franchise fees for the initial 10 restaurants. In January 2004, the Company recorded $310,000 as franchise fee revenue and recognized a gain of approximately $658,000 related to the sale of the assets for the 10 locations.

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

In December 2000, the Company and its first franchisee, Friendco Restaurants Inc. (“Friendco”), a subsidiary of Davco Restaurants, Inc. (“Davco”), agreed to terminate Friendco’s rights as the exclusive developer of new Friendly’s restaurants in Maryland, Delaware, the District of Columbia and northern Virginia. Friendco also obtained the right to close existing franchised locations subject, however, to liquidated damages on 22 of its 48 franchise agreements. During the year ended December 30, 2001, Friendco transferred its rights to three franchised locations to a third party and closed two restaurants.  During the year ended December 29, 2002, Friendco transferred its rights to 24 additional franchised locations to six separate third parties and closed six restaurants. During the year ended December 28, 2003, Friendco closed five restaurants, transferred its rights to three additional franchised locations to two third parties and at March 28, 2004, retained five franchised restaurants. During June 2003, the Company entered into a Settlement Agreement and Mutual General Release with Davco releasing Davco from all obligations and guarantees related to leases associated with the franchised locations and providing for a payment of $250,000 to the Company, which was recorded as revenue in the year ended December 28, 2003.

9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligations related to the New Senior Notes are guaranteed fully and unconditionally by one of FICC’s wholly owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Restaurant Insurance Corporation, Friendly’s Realty I, LLC, Friendly’s Realty II, LLC and Friendly’s Realty III, LLC (collectively, the “Non-guarantor Subsidiaries”). All of the LLCs’ assets were owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs’ assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of March 28, 2004 and December 28, 2003 and for the three months ended March 28, 2004 and March 30, 2003 were not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of March 28, 2004

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$53,659	$1,071	$1,920	$—	$56,650
Restricted cash	—	—	1,290	—	1,290
Accounts receivable, net	14,590	1,591	—	—	16,181
Inventories	16,815	—	—	—	16,815
Deferred income taxes	6,559	18	—	70	6,647
Prepaid expenses and other current assets	9,628	598	7,777	(13,102)	4,901
Total current assets	101,251	3,278	10,987	(13,032)	102,484
Deferred income taxes	774	205	—	(70)	909
Property and equipment, net	117,485	—	46,837	—	164,322
Intangibles and deferred costs, net	19,841	—	2,440	—	22,281
Investments in subsidiaries	5,824	—	—	(5,824)	—
Other assets	4,962	9,601	915	(9,601)	5,877

Total assets	$250,137	$13,084	$61,179	$(28,527)	$295,873

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$57,227	$—	$1,167	$(7,776)	$50,618
Accounts payable	21,905	—	—	—	21,905
Accrued expenses	39,161	2,398	6,153	(5,215)	42,497
Total current liabilities	118,293	2,398	7,320	(12,991)	115,020
Long-term obligations, less current maturities	182,428	—	51,640	—	234,068
Other long-term liabilities	51,994	823	6,258	(9,712)	49,363
Stockholders’ (deficit) equity	(102,578)	9,863	(4,039)	(5,824)	(102,578)

Total liabilities and stockholders’ (deficit) equity	$250,137	$13,084	$61,179	$(28,527)	$295,873

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended March 28, 2004

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$128,190	$2,564	$—	$—	$130,754

Costs and expenses:
Cost of sales	45,588	—	—	—	45,588
Labor and benefits	39,934	—	—	—	39,934
Operating expenses	26,788	—	(1,736)	—	25,052
General and administrative expenses	9,542	1,155	—	—	10,697
Restructuring expenses	2,627	—	—	—	2,627
Gain on litigation settlement	(3,644)	—	—	—	(3,644)
Depreciation and amortization	5,043	—	563	—	5,606
Gain on franchise sales of restaurant operations and properties	(906)	—	—	—	(906)
Loss on disposals of other property and equipment, net	168	—	3	—	171
Interest expense, net	4,933	—	1,131	—	6,064
Other expenses, principally debt retirement costs	6,892	—	—	—	6,892

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(8,775)	1,409	39	—	(7,327)

Benefit from (provision for) income taxes	2,825	(578)	(49)	—	2,198

(Loss) income before equity in net income of consolidated subsidiaries	(5,950)	831	(10)	—	(5,129)

Equity in net income of consolidated subsidiaries	821	—	—	(821)	—

Net (loss) income	$(5,129)	$831	$(10)	$(821)	$(5,129)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 28, 2004

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(9,362)	$(1,102)	$945	$(381)	$(9,900)

Cash flows from investing activities:
Purchases of property and equipment	(2,255)	—	—	—	(2,255)
Proceeds from sales of property and equipment	2,897	—	—	—	2,897
Return of investment in subsidiary	183	—	—	(183)	—
Net cash provided by investing activities	825	—	—	(183)	642

Cash flows from financing activities:
Proceeds from issuance of senior notes	175,000	—	—	—	175,000
Repayments of obligations	(128,063)	—	(279)	—	(128,342)
Payments related to deferred financing costs	(6,625)	—	—	—	(6,625)
Stock options exercised	244	—	—	—	244
Reinsurance payments made from deposits	—	—	(381)	381	—
Dividends paid	—	—	(183)	183	—
Net cash provided by (used in) financing activities	40,556	—	(843)	564	40,277

Net increase (decrease) in cash and cash equivalents	32,019	(1,102)	102	—	31,019

Cash and cash equivalents, beginning of period	21,640	2,173	1,818	—	25,631

Cash and cash equivalents, end of period	$53,659	$1,071	$1,920	$—	$56,650

Supplemental disclosures:
Interest paid	$3,794	$—	$1,133	$—	$4,927
Income taxes (refunded) paid	(1,502)	1,460	49	—	7
Capital lease obligations incurred	2,280	—	—	—	2,280

Supplemental Condensed Consolidating Balance Sheet

As of December 28, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$21,640	$2,173	$1,818	$—	$25,631
Restricted cash	—	—	1,671	—	1,671
Accounts receivable, net	9,163	1,221	—	—	10,384
Inventories	15,669	—	—	—	15,669
Deferred income taxes	6,559	18	—	70	6,647
Prepaid expenses and other current assets	7,148	1,469	7,778	(14,856)	1,539
Total current assets	60,179	4,881	11,267	(14,786)	61,541
Deferred income taxes	—	205	—	(205)	—
Property and equipment, net	119,759	—	47,350	—	167,109
Intangibles and deferred costs, net	15,396	—	2,494	—	17,890
Investments in subsidiaries	5,187	—	—	(5,187)	—
Other assets	4,997	8,582	915	(8,582)	5,912

Total assets	$205,518	$13,668	$62,026	$(28,760)	$252,452

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$8,687	$—	$1,127	$(7,776)	$2,038
Accounts payable	22,475	—	—	—	22,475
Accrued expenses	38,076	3,893	6,146	(6,910)	41,205
Total current liabilities	69,238	3,893	7,273	(14,686)	65,718
Deferred income taxes	1,424	—	—	(135)	1,289
Long-term obligations, less current maturities	181,750	—	51,960	—	233,710
Other long-term liabilities	51,132	743	6,638	(8,752)	49,761
Stockholders’ (deficit) equity	(98,026)	9,032	(3,845)	(5,187)	(98,026)

Total liabilities and stockholders’ (deficit) equity	$205,518	$13,668	$62,026	$(28,760)	$252,452

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended March 30, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$126,700	$1,990	$—	$—	$128,690

Costs and expenses:
Cost of sales	45,977	—	—	—	45,977
Labor and benefits	38,128	—	—	—	38,128
Operating expenses and write-downs of property and equipment	26,037	—	(1,749)	—	24,288
General and administrative expenses	8,904	1,159	—	—	10,063
Depreciation and amortization	5,052	—	575	—	5,627
Loss on disposals of other property and equipment, net	511	—	62	—	573
Interest expense, net	4,954	—	1,148	—	6,102

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(2,863)	831	(36)	—	(2,068)

Benefit from (provision for) income taxes	969	(341)	(49)	—	579

(Loss) income before equity in net income of consolidated subsidiaries	(1,894)	490	(85)	—	(1,489)

Equity in net income of consolidated subsidiaries	405	—	—	(405)	—

Net (loss) income	$(1,489)	$490	$(85)	$(405)	$(1,489)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 30, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$2,029	$(533)	$605	$(535)	$1,566

Cash flows from investing activities:
Purchases of property and equipment	(5,157)	—	—	—	(5,157)
Return of investment in subsidiary	179	—	—	(179)	—
Net cash used in investing activities	(4,978)	—	—	(179)	(5,157)

Cash flows from financing activities:
Repayments of obligations	(482)	—	(267)	—	(749)
Stock options exercised	127	—	—	—	127
Reinsurance payments made from deposits	—	—	(535)	535	—
Dividends paid	—	—	(179)	179	—
Net cash used in financing activities	(355)	—	(981)	714	(622)

Net decrease in cash and cash equivalents	(3,304)	(533)	(376)	—	(4,213)

Cash and cash equivalents, beginning of period	29,717	1,944	2,680	—	34,341

Cash and cash equivalents, end of period	$26,413	$1,411	$2,304	$—	$30,128

Supplemental disclosures:
Interest paid	$175	$—	$1,150	$—	$1,325
Income taxes paid	675	11	—	—	686

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

Overview

The Company’s revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. As of March 28, 2004, Friendly’s operated 362   full-service restaurants, franchised 176 full-service restaurants and six non-traditional units and manufactured a full line of premium ice cream desserts distributed through more than 4,500 supermarkets and other retail locations in 13 states.

Following is a summary of the Company-operated and franchised units:

	For the Three Months Ended
	March 28, 2004	March 30, 2003

Company Units:
Beginning of period	380	387
Openings	—	—
Refranchised closings	(17)	—
Closings	(1)	(2)
End of period	362	385

Franchised Units:
Beginning of period	163	162
Refranchised openings	17	—
Openings	2	2
Closings	—	—
End of period	182	164

Three months ended March 28, 2004 compared with three months ended March 30, 2003

Revenues:

Total revenues increased $2.1 million, or 1.6%, to $130.8 million for the first quarter ended March 28, 2004 from $128.7 million for the same quarter in 2003. Restaurant revenues increased $1.2 million, or 1.1%, to $104.4 million for the three months ended March 28, 2004 from $103.2 million for the same period in 2003. Comparable company-operated restaurant revenues increased 4.2% from the 2003 quarter to the 2004 quarter as increases occurred in all dayparts. Record snowfall during the first quarter of 2003 had a favorable impact on restaurant revenues when compared to the current year, as operating days lost due to weather closings were minimal in 2004. Eleven locations were re-imaged during the quarter ended March 30, 2003 while no locations were re-imaged during the quarter ended March 28, 2004.  The opening of three new restaurants over the past 15 months increased restaurant revenues by $1.1 million. The closing of 11 locations and the re-franchising of 17 locations over the past 15 months resulted in declines of $1.7 million and $2.9 million, respectively, in restaurant revenues in the first quarter of 2004 as compared to the same period in 2003. Foodservice (product sales to franchisees and retail customers) revenues were $23.3 million for the quarters ended March 28, 2004 and March 30, 2003. Franchised restaurant product revenues increased by $1.5 million while sales to foodservice retail supermarket customers declined by $1.5 million. During the quarter ended March 28, 2004, the Company reduced the size of its retail supermarket ice cream container to a 56-ounce product from a 64-ounce product.  Case volume in the Company’s retail supermarket business fell by 10.2% for the quarter ended March 28, 2004 when compared to the quarter ended March 30, 2003. Franchise royalty and fee revenues increased $0.9 million, or 35.6%, to $3.1 million for the three months ended March 28, 2004 compared to $2.2 million for the same period in 2003. Royalties on franchised sales increased $0.3 million as comparable franchised revenues grew 6.5% from the quarter ended March 30, 2003 to the quarter ended March 28, 2004. The opening of eight new franchise restaurants and 17 re-franchised restaurants during the last 15 months increased royalty revenues by $0.1 million each while the closing of five under-performing locations during the same period had little impact.  Initial franchise fees were higher by $0.3 million during the three months ended March 28, 2004 when compared to the same period in 2003 due to the refranchising of 17 company-operated locations and the opening of one new location during the quarter ended March 28, 2004 versus two new openings during the quarter ended March 30, 2003. Additionally, an increase in rental income for leased and subleased franchise locations of $0.2 million contributed to the higher revenues. There were 182 and 164 franchise units open at March 28, 2004 and March 30, 2003, respectively.

Cost of sales:

Cost of sales decreased $0.4 million, or 0.8%, to $45.6 million for the first quarter ended March 28, 2004 from $46.0 million for the same period in 2003. Cost of sales as a percentage of total revenues was 34.9% and 35.7% for the quarters ended March 28, 2004 and March 30, 2003, respectively. A shift in sales mix to company-operated restaurant sales from foodservice sales and the growth in franchise royalty and fee revenues were largely responsible for the favorable decline in cost of sales as a percentage of total revenues. Foodservice sales to franchisees and retail supermarket customers (17.9% and 18.1% of total revenues for the three months ended March 28, 2004 and March 30, 2003, respectively) have a higher food cost as a percentage of revenue than sales in company-operated restaurants to restaurant patrons. Foodservice retail sales promotional allowances, recorded as offsets to revenues, were increased by 1.9% in the 2004 quarter as a percentage of gross retail sales when compared to the 2003 quarter as a result of a change in mix of promotional activities. This increase had an unfavorable impact on the overall cost of sales as a percentage of total revenues. Distribution costs were higher in the quarter ended March 28, 2004 when compared to the same quarter in 2003 as a result of the unfavorable impact of new federal restrictions imposed on driver hours, higher fuel costs and increases in liability insurance. Restaurant cost of sales as a percentage of restaurant revenues increased to 27.0% in the first quarter of 2004 from 26.9% in the first quarter of 2003. The increase in the 2004 quarter when compared to the 2003 quarter was in part due to stronger lunch and dinner sales when compared to breakfast in the current period. Breakfast products have a lower food cost than lunch and dinner products. Cream prices in the first quarter of 2004 were higher than the first quarter of 2003. The conversion during the first quarter of 2004  from a 64-ounce container to a 56-ounce container and market gains realized due to favorable positions on options for butter futures contracts more than offset higher prices for cream and other commodities. The Company expects that cream prices will continue to increase and exceed prices experienced in 2003.  Additionally, the benefits derived from options for butter futures contracts are likely not to continue.

The table below shows the average monthly price of a pound of AA butter. The prices represented were obtained from market quotes provided by the USDA’s Agricultural Marketing Service.

Month:	2004	2003	2002	2001	2000	1999
January	$1.4320	$1.0815	$1.3454	$1.2531	$0.9090	$1.4222
February	1.7132	1.0405	1.2427	1.3852	0.9245	1.3153
March	2.1350	1.0915	1.2473	1.5708	1.0200	1.2927
April		1.0906	1.1712	1.8217	1.0691	1.0298
May		1.0919	1.0590	1.8713	1.2450	1.1289
June		1.1142	1.0427	1.9783	1.2440	1.4931
July		1.1985	1.0302	1.8971	1.1790	1.3444
August		1.1708	0.9752	2.0880	1.1933	1.3963
September		1.1731	0.9635	2.0563	1.1727	1.3393
October		1.1846	1.0315	1.4070	1.1462	1.1248
November		1.2057	1.0425	1.3481	1.6490	1.0675
December		1.2969	1.1198	1.2793	1.3700	0.9163
Mathematical Avg		$1.1450	$1.1059	$1.6630	$1.1768	$1.2392

The cost of cream, the principal ingredient used in making ice cream, affects cost of sales as a percentage of total revenues, especially in foodservice’s retail business. A $0.10 increase in the cost of a pound of AA butter adversely affects the Company’s annual cost of sales by approximately $1.1 million. This adverse impact may be offset by price increases or other factors. However, no assurance can be given that the Company will be able to offset any cost increases in the future and future increases in cream prices could have a material adverse effect on the Company’s results of operations. To minimize risk, alternative supply sources continue to be pursued.

The Company purchases butter option contracts to minimize the impact of increases in the cost of cream. When available, options on butter futures are purchased to cover up to 50% of the cream needs of the manufacturing plant.  Option contracts are offered in the months of March, May, July, September, October and December; however, there is often not enough open interest in them to allow the Company to buy even very limited coverage without paying an exorbitant premium.

Labor and benefits:

Labor and benefits increased $1.8 million, or 4.7%, to $39.9 million for the three months ended March 28, 2004 from $38.1 million for the three months ended March 30, 2003. Labor and benefits as a percentage of total revenues increased to 30.5% in the 2004 quarter from 29.6% in the 2003 quarter. As a percentage of restaurant revenues, labor and benefits increased to 38.3% in the 2004 quarter from 37.0% in the 2003 quarter. The increase in labor and benefits was due to training costs associated with the rollout of a new point of sale register system in 142 restaurants during the quarter and declines in labor scheduling efficiencies, especially during off meal periods. Day to day weather changes, particularly in the winter months, can result in over scheduling labor when daypart sales fall short of expectations. In April 2004, the Company initiated a program to reinforce proper labor scheduling techniques. Payroll taxes and group insurances costs also increased in the 2004 period when compared to the 2003 period. Revenue increases derived from franchised locations and retail supermarket customers, which do not have any associated restaurant labor and benefits, reduced the impact of the higher restaurant labor and benefits as a percentage of total revenues.

Operating expenses:

Operating expenses increased $0.8 million, or 3.1%, to $25.1 million in the three months ended March 28, 2004 from $24.3 million for the three months ended March 30, 2003. Operating expenses as a percentage of total revenues were 19.2% and 18.9% in the 2004 and 2003 periods, respectively. The increase in dollars resulted from higher general liability insurance, restaurant supply costs and utility costs in the 2004 period when compared to the 2003 period.

General and administrative expenses:

General and administrative expenses were $10.7 million and $10.1 million for the quarters ended March 28, 2004 and March 30, 2003, respectively. General and administrative expenses as a percentage of total revenues increased to 8.2% in the 2004 period from 7.8% in the 2003 period. The dollar increase is primarily the result of higher costs for computer equipment rentals and legal and professional fees. The 2004 period also included a charge for future rents associated with a vacated training facility.

Restructuring expenses:

Restructuring expenses of $2.6 million related to severance and other benefits associated with reduction in force actions taken during the first quarter of 2004 that reduced headcount by approximately 20 permanent positions.

Gain on litigation settlement:

In January 2004, a settlement was reached in a lawsuit filed by the Company against a former administrator of one of the Company’s benefit plans.  The settlement was based on the administrator’s alleged failure to adhere to the terms of a contract and resulted in a one-time payment to the Company of approximately $3.8 million, which was received on April 2, 2004. As a result of this lawsuit, the Company incurred professional fees of approximately $0.5 million which were included in the consolidated statement of operations for the year ended December 28, 2003 and an additional $0.2 million in professional fees, which were offset against the payment in the accompanying condensed consolidated statement of operations for the three months ended March 28, 2004.

Depreciation and amortization:

Depreciation and amortization was $5.6 million for the quarters ended March 28, 2004 and March 30, 2003. Depreciation and amortization as a percentage of total revenues was 4.3% and 4.4% in the 2004 and 2003 quarters, respectively.

Gain on franchise sales of restaurant operations and properties:

Gain on franchise sales of restaurant operations and properties was $0.9 million in the quarter ended March 28, 2004. During the first quarter ended March 28, 2004, the Company recognized a gain of approximately $0.7 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in 10 existing Friendly’s restaurants.  Additionally, the Company sold the real property and equipment for one franchised location and assigned the lease and sold the equipment for a second franchised location to the existing franchisee, resulting in a gain of approximately $0.2 million.

Loss on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net, was $0.2 million and $0.6 million for the quarters ended March 28, 2004 and March 30, 2003, respectively.  The table below identifies the components of the loss on disposals of other property and equipment, net as shown on the accompanying condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	March 28, 2004	March 30, 2003

Restaurant assets retired due to remodeling	$—	$(442)
Restaurant equipment assets retired due to replacement	(72)	(107)
Loss due to restaurant fire	(14)	—
All other	(85)	(24)
Loss on disposals of other property and equipment, net	$(171)	$(573)

Other expenses, principally debt retirement costs:

Other expenses, principally debt retirement costs represents the $5.1 million premium and the write off of unamortized deferred financing costs of approximately $1.8 million in connection with the cash tender offer for the $176.0 million of Senior Notes. In March 2004, $127.8 million of aggregate principal amount of Senior Notes were purchased pursuant to the tender offer and in April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.

Interest expense, net:

Interest expense, net of capitalized interest and interest income was $6.1 million for the quarters ended March 28, 2004 and March 30, 2003. Total outstanding debt, including capital lease and finance obligations, increased from $238.5 million at March 30, 2003 to $284.7 million at March 28, 2004. The increase in the total outstanding debt is related to the refinancing of $176.0 million of Senior Notes. In March 2004, $127.8 million of aggregate principal amount of Senior Notes were purchased in a cash tender offer with the proceeds from the issuance of $175.0 million of New Senior Notes with a lower interest rate and in April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.

Benefit from income taxes:

The benefit from income taxes was $2.2 million, or 30.0%, for the three months ended March 28, 2004. At this time, the Company estimates that the effective tax rate for 2004 will be 30.0%. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. The benefit from income taxes was $0.6 million, or 28.0%, for the three months ended March 30, 2003. The rate in 2003 was increased in the fourth quarter due to a one-time pension curtailment gain of $8.1 million in 2003. The tax rate for the 2003 fiscal year was 32.5%.

Net loss:

Net loss was $5.1 million and $1.5 million for the first quarters ended March 28, 2004 and March 30, 2003, respectively, for the reasons discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash generated from operations and, if needed, borrowings under its revolving credit facility. Net cash used in operating activities was $9.9 million for the three months ended March 28, 2004 as compared to net cash provided by operating activities of $1.6 million for the three months ended March 30, 2003. Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent FICC’s and its subsidiaries’ debt instruments permit) are sources of cash. The amount of debt financing that FICC will be able to incur is limited by the terms of its New Credit Facility and New Senior Notes Indenture. Below was the financing status of the Company’s operating restaurants at March 28, 2004:

Owned and mortgaged	72
Sold and leased back	61
Owned land and building	36
Leased land, owned building	82
Leased land and building	111
Total Company-operated restaurants	362

The restaurants above not identified as owned and mortgaged or sold and leased back secure the Company’s obligations under the New Credit Facility. In addition to the 72 properties identified as owned and mortgaged, the Company owns an additional three properties in this category that are now operated by a franchisee. Of the 36 restaurant properties identified as owned land and building, seven were available to be sold, if necessary, and of the 82 restaurant properties identified as leased land, owned building, one was available to be mortgaged, if necessary.

The Company’s cash flows were used primarily to pay expenses associated with the cash tender offer for the Senior Notes, to maintain existing restaurant and plant facilities, to continue to renovate and re-image existing restaurants and for general corporate purposes. During the three months ended March 28, 2004 and March 30, 2003, the Company spent $2.3 million and $5.2 million, respectively, on capital expenditures, of which $0.1 million and $1.5 million was for the renovation of restaurants under its revitalization and re-imaging programs. Capital expenditures were offset by proceeds from the sales of property and equipment of $2.9 million for the quarter ended March 28, 2004.  There were no proceeds from the sales of property and equipment during the quarter ended March 30, 2003.

The Company had a working capital deficit of $12.5 million and $4.2 million as of March 28, 2004 and December 28, 2003, respectively. The working capital needs of companies engaged in the restaurant industry are generally low and as a result, restaurants are frequently able to operate with a working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

Net cash provided by financing activities was $40.2 million for the first quarter ended March 28, 2004 as compared to net cash used in financing activities of $0.6 million for the first quarter ended March 30, 2003.

In November 1997, FICC entered into a credit facility that included revolving credit loans, term loans and letters of credit (the “Old Credit Facility”).  Also in November 1997, FICC completed a public offering of $200 million of senior notes (the “Senior Notes”). In December 2001, the Company completed a financial restructuring plan (the “Refinancing Plan”) which included the repayment of the $64.5 million outstanding under the Old Credit Facility and the purchase of approximately $21.3 million in Senior Notes with the proceeds from $55.0 million in long-term mortgage financing (the “Mortgage Financing”) and a $33.7 million sale and leaseback transaction (the “Sale/Leaseback Financing”). In addition, FICC secured a new $30.0 million revolving credit facility (the “New Credit Facility”) of which up to $20.0 million is available to support letters of credit.  On July 3, 2003, FICC obtained a limited waiver to the New Credit Facility allowing the purchase of certain of the Senior Notes in an amount up to $3.0 million, subject to certain conditions. In July 2003, FICC purchased approximately $2.7 million in aggregate principal amount of the Senior Notes for approximately $2.8 million, the then current market value.

In February 2004, the Company announced a cash tender offer and consent solicitation for the $176.0 million of Senior Notes to be financed with the proceeds from a private offering of new senior notes (the “New Senior Notes”), available cash and an amended New Credit Facility (the “2004 Refinancing”).  In March 2004, $127.4 million of aggregate principal amount of Senior Notes were purchased at the tender offer and consent solicitation price of 104% of the principal amount and $0.4 million of aggregate principal amount of Senior Notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.  The Senior Notes would have matured on December 1, 2007.  Interest on the Senior Notes was payable at 10.5% per annum semi-annually on June 1 and December 1 of each year.  In connection with the tender offer, the Company wrote off unamortized deferred financing costs and incurred other direct expenses of $6.9 million that were included in the accompanying condensed consolidated statement of operations for the first quarter ended March 28, 2004.  In April 2004, the Company wrote off unamortized deferred financing costs and incurred other direct expenses of $2.3 million that will be included in the results for the second fiscal quarter ending June 27, 2004.

The $175 million of New Senior Notes issued in March 2004 are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The New Senior Notes mature on June 15, 2012. Interest on the New Senior Notes is payable at 8.375% per annum semi-annually on June 15 and December 15 of each year commencing June 15, 2004.  The New Senior Notes are redeemable, in whole or in part, at any time on or after June 15, 2008 at FICC’s option at redemption prices from 104.188% to 100.00%, based on the redemption date.  In addition, at any time prior to June 15, 2007, FICC may redeem, subject to certain conditions, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds of one or more qualified equity offerings, as defined, at a redemption price of 108.375% of the principal amount, plus accrued interest.

In connection with the 2004 Refinancing, the New Credit Facility was amended in March 2004.  The total commitment amount was increased from $30.0 million to $35.0 million and the maturity date was extended from December 17, 2005 to June 30, 2007, in addition to other changes.

The New Credit Facility is secured by substantially all of the assets of FICC and two of its six subsidiaries, Friendly’s Restaurants Franchise Inc. and Friendly’s International Inc. These two subsidiaries also guarantee FICC’s obligations under the New Credit Facility.

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

The New Credit Facility has an annual “clean-up” provision, commencing in 2005, which obligates the Company to repay in full all revolving credit loans on or before September 30 (or, if September 30 is not a business day, as defined, then the next business day) of each year and maintain a zero balance on such revolving credit for at least 30 consecutive days, to include September 30, immediately following the date of such repayment.

The $35.0 million revolving credit commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of March 28, 2004 and December 28, 2003, total letters of credit outstanding were approximately $14.0 million and $13.6 million, respectively. During the first quarters ended March 28, 2004 and March 30, 2003, there were no drawings against the letters of credit.

The revolving credit loans bear interest at the Company’s option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the “Base Rate”) (6.50% at March 28, 2004) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (5.52% at March 28, 2004).  As of March 28, 2004 and December 28, 2003, there were no revolving credit loans outstanding and $21.0 million and $16.4 million, respectively, was available for borrowing.

The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for 2004, including assets to be acquired under capital leases, are anticipated to be between $30.0 million and $35.0 million in the aggregate, of which $25.0 million to $30.0 million is expected to be spent on restaurant operations. The Company’s actual 2004 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the New Credit Facility will be sufficient to meet the Company’s anticipated operating requirements, capital requirements and obligations associated with the restructurings.

In January 2004, a settlement was reached in a lawsuit filed by the Company against a former administrator of one of the Company’s benefit plans.  The settlement was based on the administrator’s alleged failure to adhere to the terms of a contract and resulted in a one-time payment to the Company of approximately $3.8 million, which was received on April 2, 2004. As a result of this lawsuit, the Company incurred professional fees of approximately $0.5 million which were included in the consolidated statement of operations for the year ended December 28, 2003 and an additional $0.2 million in professional fees, which were offset against the payment in the accompanying condensed consolidated statement of operations for the three months ended March 28, 2004. The net cash proceeds were used in April 2004 in connection with the redemption of the remaining $48.2 million of Senior Notes.

On March 5, 2004, the Company sold the real property and equipment for one franchised location and assigned the lease and sold the equipment for a second franchised location to the existing franchisee. Gross proceeds from the sale were approximately $0.5 million, of which $0.1 million was for franchise fees and $0.4 million was for the sale of assets and lease assignment.

On January 15, 2004, the Company entered into an agreement granting Central Florida Restaurants LLC (“Central Florida”) certain limited exclusive rights to operate and develop Friendly’s full-service restaurants in designated areas within the Orlando, Florida market (the “Central Florida Agreement”).  Pursuant to the Central Florida Agreement, Central Florida purchased certain equipment assets, lease and sublease rights and franchise rights in 10 existing Friendly’s restaurants and committed to open an additional 10 restaurants over the next six years with an option for 15 more restaurants in the following five years. Gross proceeds from the sale were approximately $3.2 million of which approximately $0.3 million was for franchise fees for the initial 10 restaurants.

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

The following represents the contractual obligations and commercial commitments of the Company as of March 28, 2004 (in thousands):

	Payments due by Period
					Fiscal Years
		Remainder of	Fiscal Years	Fiscal Years	Beyond
Contractual Obligations:	Total	2004	2005 & 2006	2007 & 2008	2008
Short-term and long-term debt	$275,952	$48,992	$2,636	$3,179	$221,145
Capital lease and finance obligations	12,329	1,568	3,834	3,359	3,568
Operating leases	146,604	13,157	31,257	23,598	78,592
Purchase commitments	90,308	90,235	65	8	—

	Amount of Commitment Expiration by Period
					Fiscal Years
		Remainder of	Fiscal Years	Fiscal Years	Beyond
Other Commercial Commitments:	Total	2004	2005 & 2006	2007 & 2008	2008
Letters of credit	$14,012	$—	$—	$14,012	$—

Seasonality

Due to the seasonality of ice cream consumption, and the effect from time to time of weather on patronage of the restaurants, the Company’s revenues and operating income are typically higher in its second and third quarters.

Geographic Concentration

Approximately 93% of the company-operated restaurants are located, and substantially all of its retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to this geographic region may adversely affect the Company more than certain of its competitors which are more geographically diverse.

Significant Accounting Policies

Financial Reporting Release No. 60 issued by the Securities and Exchange Commission requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company. The Company’s condensed consolidated financial statements, including the notes thereto, which are included elsewhere herein, should be read in conjunction with this discussion.

Use of Estimates in the Preparation of Financial Statements -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, recoverability of accounts receivable, valuation allowances and pension and other post-retirement benefits expense. Actual amounts could differ significantly from the estimates.

Revenue Recognition -

The Company’s revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue, net of discounts and allowances, upon delivery of product. Reserves for discounts and allowances from retail sales are estimated and accrued when revenue is recorded based on promotional planners prepared by the Company’s retail sales force. Actual amounts could differ materially from the estimates. Franchise royalty income, generally calculated as 4% of net sales of franchisees, is recorded monthly based upon the actual sales reported by each franchisee for the month just completed. Franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

Insurance Reserves -

The Company is self-insured through retentions or deductibles for the majority of its workers’ compensation, automobile, general liability, employer’s liability, product liability and group health insurance programs. Self-insurance amounts vary up to $0.5 million per occurrence. Insurance with third parties, some of which is then reinsured through Restaurant Insurance Corporation (“RIC”), the Company’s wholly owned subsidiary, is in place for claims in excess of these self-insured amounts. RIC reinsures 100% of the risk from $0.5 million to $1.0 million per occurrence through September 2, 2000 for FICC’s workers’ compensation, general liability, employer’s liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims.

The Company’s liabilities for estimated ultimate losses for workers’ compensation, automobile, general liability, employer’s liability and product liability are actuarially determined and recorded in the accompanying condensed consolidated financial statements on an undiscounted basis. The projections of estimated ultimate losses are based on commonly used actuarial procedures.  These procedures take into consideration certain actuarial assumptions or management judgments regarding economic conditions, the frequency and severity of claims and claim settlement practices.  While the estimated ultimate losses are reasonable, any actuarial estimate is subject to uncertainty due to the volatility inherent in casualty exposures and changes in the assumptions.  The Company’s provision for insurance expense reflects estimated amounts for the current year as well as revisions in estimates to prior years.  Actual losses could vary significantly from the estimated losses and would have a material affect on the Company’s insurance expense.

The Company records a liability for its group health insurance programs for all estimated unpaid claims based primarily upon loss development analyses derived from actual claim payment experience provided by the Company’s third party administrators.

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

Long-Lived Assets -

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its Non-Friendly Marks, which were assigned to the Company by Hershey in September 2002, for impairment on a quarterly basis. The Company recognizes impairment has occurred when the carrying value of the Non-Friendly Marks exceeds the estimated future undiscounted cash flows of the trademarked products. Additionally, the Company reviews long-lived assets related to each restaurant to be held and used in the business quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. The Company evaluates restaurants using a “two-year history of cash flow” as the primary indicator of potential impairment. Based on the best information available, the Company writes down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. Estimated fair market value is based on the Company’s experience selling similar properties and local market conditions, less costs to sell for properties to be disposed of. In addition, restaurants scheduled for closing are reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs and sublease income. Accordingly, actual results could vary significantly from these estimates.

Income Taxes -

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Management records deferred tax assets to the extent it believes there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets may be unable to be utilized, the Company records a valuation allowance against the unrealizable amount and records a charge against earnings.

The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. As of March 28, 2004 and December 28, 2003, a valuation allowance of $10.1 million existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Due to ever-changing tax laws and income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. Management must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Accordingly, management believes estimates related to income taxes are critical.

Derivative Instruments and Hedging Agreements -

The Company purchases butter option contracts to minimize the impact of increases in the cost of cream. When available, options on butter futures are purchased to cover up to 50% of the cream needs of the manufacturing plant.  Option contracts are offered in the months of March, May, July, September, October and December; however, there is often not enough open interest in them to allow the Company to buy even very limited coverage without paying an exorbitant premium.

In addition to hedging, the Company pursues fixed price cream contracts to manage dairy cost pressures. The Company was unable to find a supplier interested in an agreement for a fixed-price load of cream for part of the year or the full year of 2003 or 2004. The situation surrounding the supply of cream (which depends on milk production, milk per cow, number of cows, butter inventories, etc.) is very uncertain in the wake of the National Milk Producers Federation’s “Cooperatives Working Together” program.

The Company’s commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and, accordingly, are marked to market each period, with the resulting gains or losses recognized in cost of sales. For the quarters ended March 28, 2004 and March 30, 2003, gains of approximately $0.8 million and losses of approximately $0.3 million, respectively, were included in cost of sales related to these option contracts.

Contingencies -

From time to time the Company is named as a defendant in legal actions arising in the ordinary course of its business. The Company does not believe that the resolutions of these claims will have a material adverse effect on the Company’s consolidated financial condition or consolidated results of operations.

Stock-Based Compensation -

The Company accounts for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Stock-based compensation cost of approximately $0.2 million related to modified option awards was included in net loss for the three months ended March 28, 2004 for the Company’s Stock Option Plan and the Company’s 2003 Incentive Plan. No stock-based compensation cost was included in net loss for the three months ended March 30, 2003 for the Company's Stock Option Plan or the Company's 2003 Incentive Plan, as all options granted during this period had an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” the Company will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk exposure since the filing of the 2003 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

As of March 28, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2004.

PART II - OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits

The exhibit index is incorporated by reference herein.

(b) Reports on Form 8-K

Date Filed	Event Reported
March 8, 2004	Item 5. Other Events and Regulation FD Disclosure Item 7. Financial Statements and Exhibits
March 2, 2004	Item 9. Regulation FD Disclosure
February 24, 2004	Item 9. Regulation FD Disclosure
February 24, 2004	Item 5. Other Events and Regulation FD Disclosure Item 7. Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friendly Ice Cream Corporation

By:	/s/PAUL V. HOAGLAND
Name: Paul V. Hoagland
Title: Executive Vice President of Administration and Chief Financial Officer

Date:	April 26, 2004

EXHIBIT INDEX

4.1

Amended and Restated Amendment No. 4 to Revolving Credit Agreement among the Company, Fleet National Bank and certain other banks and financial institutions (“Credit Agreement”) dated as of December 17, 2001.

4.2	Indenture Dated as of March 8, 2004, among Friendly Ice Cream Corporation, Friendly’s Restaurants Franchise, Inc. and The Bank of New York, as Trustee.
10.1	Memorandum of Agreement Between Michael A. Maglioli and Friendly Ice Cream Corporation effective March 25, 2004.*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Paul V. Hoagland.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter and Paul V. Hoagland.

* - Management Contract or Compensatory Plan or Arrangement