Form 10-Q
period 2004-06-27
FRIENDLY ICE CREAM CORP
filed 2004-07-30
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 23, 2004
Common Stock, $.01 par value	7,693,870 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 27, 2004	December 28, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,211	$25,631
Restricted cash	2,162	1,671
Accounts receivable, net	14,400	10,384
Inventories	17,707	15,669
Deferred income taxes	6,647	6,647
Prepaid expenses and other current assets	5,206	1,539
TOTAL CURRENT ASSETS	58,333	61,541
DEFERRED INCOME TAXES	1,467	—
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	164,309	167,109
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization	21,172	17,890
OTHER ASSETS	6,664	5,912
TOTAL ASSETS	$251,945	$252,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,196	$1,127
Current maturities of capital lease and finance obligations	1,324	911
Accounts payable	27,488	22,475
Accrued salaries and benefits	10,670	9,635
Accrued interest payable	1,164	2,033
Insurance reserves	11,345	10,041
Restructuring reserves	2,055	441
Other accrued expenses	16,364	19,055
TOTAL CURRENT LIABILITIES	71,606	65,718
DEFERRED INCOME TAXES	—	1,289
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	7,086	5,773
LONG-TERM DEBT, less current maturities	226,341	227,937
ACCRUED PENSION COST	15,069	16,127
OTHER LONG-TERM LIABILITIES	35,180	33,634
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock	76	75
Additional paid-in capital	141,954	140,826
Accumulated other comprehensive loss	(19,931)	(19,922)
Accumulated deficit	(225,436)	(219,005)
TOTAL STOCKHOLDERS’ DEFICIT	(103,337)	(98,026)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$251,945	$252,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

REVENUES:
Restaurant	$114,441	$123,002	$218,794	$226,170
Foodservice	29,820	29,936	53,163	53,203
Franchise	3,255	2,710	6,313	4,965
TOTAL REVENUES	147,516	155,648	278,270	284,338

COSTS AND EXPENSES:
Cost of sales	55,959	55,179	101,547	101,156
Labor and benefits	42,155	43,796	82,089	81,924
Operating expenses	27,806	29,757	52,858	54,045
General and administrative expenses	9,754	9,952	20,451	20,015
Restructuring expenses	—	—	2,627	—
Gain on litigation settlement	—	—	(3,644)	—
Write-downs of property and equipment	91	—	91	—
Depreciation and amortization	5,570	5,746	11,176	11,373
Gain on franchise sales of restaurant operations and properties	(7)	—	(913)	—
Loss on disposals of other property and equipment, net	337	835	508	1,408

OPERATING INCOME	5,851	10,383	11,480	14,417

OTHER EXPENSES:
Interest expense, net	5,368	6,092	11,432	12,194
Other expenses, principally debt retirement costs	2,343	—	9,235	—

(LOSS) INCOME BEFORE BENEFIT FROM (PROVISION FOR) INCOME TAXES	(1,860)	4,291	(9,187)	2,223

Benefit from (provision for) income taxes	558	(1,201)	2,756	(622)

NET (LOSS) INCOME	$(1,302)	$3,090	$(6,431)	$1,601

BASIC NET (LOSS) EARNINGS PER SHARE	$(0.17)	$0.42	$(0.85)	$0.22

DILUTED NET (LOSS) EARNINGS PER SHARE	$(0.17)	$0.41	$(0.85)	$0.21

WEIGHTED AVERAGE SHARES:
Basic	7,611	7,441	7,569	7,428
Diluted	7,611	7,574	7,569	7,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 27, 2004	June 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,431)	$1,601
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock compensation expense	380	129
Depreciation and amortization	11,176	11,373
Write-offs of deferred financing costs	2,445	—
Write-downs of property and equipment	91	—
Deferred income tax (benefit) expense	(2,756)	353
(Gain) loss on disposals of other property and equipment, net	(405)	1,408
Changes in operating assets and liabilities:
Accounts receivable	(4,016)	(2,830)
Inventories	(2,038)	1,629
Other assets	(4,103)	(2,199)
Accounts payable	5,013	8,452
Accrued expenses and other long-term liabilities	881	(6,097)
NET CASH PROVIDED BY OPERATING ACTIVITIES	237	13,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,262)	(16,201)
Proceeds from sales of property and equipment	3,378	—
Purchases of marketable securities	(905)	—
Proceeds from sales of marketable securites	89	—
NET CASH USED IN INVESTING ACTIVITIES	(5,700)	(16,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	175,000	—
Proceed from other borrowings	11,000	—
Repayments of debt	(187,527)	(510)
Payments of deferred financing costs	(6,625)	—
Repayments of capital lease and finance obligations	(554)	(890)
Stock options exercised	749	188
NET CASH USED IN FINANCING ACTIVITIES	(7,957)	(1,212)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,420)	(3,594)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,631	34,341
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,211	$30,747

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$11,975	$12,056
Income taxes	16	863
Capital lease obligations incurred	2,280	—
Lease incentive equipment received	—	243

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information -

The accompanying condensed consolidated financial statements as of June 27, 2004 and for the three and six months ended June 27, 2004 and June 29, 2003 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive loss of Friendly Ice Cream Corporation (“FICC”) and subsidiaries (unless the context indicates otherwise, collectively, the “Company”). Such adjustments consist solely of normal recurring accruals. Operating results for the three and six month periods ended June 27, 2004 and June 29, 2003 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company’s business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company’s consolidated financial statements, including the notes thereto, which are contained in the 2003 Annual Report on Form 10-K should be read in conjunction with these condensed consolidated financial statements. Capitalized terms not otherwise defined herein should be referenced to the 2003 Annual Report on Form 10-K.

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

Accounts Receivable and Allowance for Doubtful Accounts -

At June 27, 2004 and December 28, 2003, accounts receivable of $14,400,000 and $10,384,000 were net of allowances for doubtful accounts totaling $723,000 and $696,000, respectively. Accounts receivable consists primarily of amounts due from the sale of products to franchisees and supermarkets. Accounts receivable also includes amounts related to franchise royalties, rents and other miscellaneous items.

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

Pension and Other Post-Retirement Benefits -

The determination of the Company’s obligation and expense for pension and other post-retirement benefits is dependent upon the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among other things, the discount rate, expected long-term rate of return on plan assets and rates of increase in health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other post-retirement obligations and expense.

Cash and Cash Equivalents -

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash -

RIC is required to hold assets in trust whose value is at least equal to certain of RIC’s outstanding estimated insurance claim liabilities. Accordingly, as of June 27, 2004 and December 28, 2003, cash of $2,162,000 and $1,671,000, respectively, was restricted.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following at June 27, 2004 and December 28, 2003 (in thousands):

	June 27, 2004	December 28, 2003

Raw materials	$2,451	$1,557
Goods in process	185	114
Finished goods	15,071	13,998
Total	$17,707	$15,669

Long-Lived Assets -

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted in 2002, the Company reviews its Non-Friendly Marks, which were assigned to the Company by Hershey in September 2002, for impairment on a quarterly basis. The Company recognizes impairment has occurred when the carrying value of the Non-Friendly Marks exceeds the estimated future discounted cash flows of the trademarked products. Additionally, the Company reviews long-lived assets related to each restaurant to be held and used in the business quarterly for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. The Company evaluates restaurants using a “two-year history of cash flow” as the primary indicator of potential impairment. Based on the best information available, the Company writes down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. Estimated fair market value is based on the Company’s experience selling similar properties and local market conditions, less costs to sell for properties to be disposed of. In addition, restaurants scheduled for closing are reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.

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

SFAS No. 144 also requires the results of operations of a component entity that is classified as held for sale or that has been disposed of to be reported as discontinued operations in the statement of operations if certain conditions are met. These conditions include commitment to a plan of disposal after the effective date of this statement, elimination of the operations and cash flows of the component entity from the ongoing operations of the company and no significant continuing involvement in the operations of the component entity after the disposal transaction. The results of operations of stores meeting all of these conditions that were disposed of in 2004 or classified as held for sale at June 27, 2004 were not material for the quarters or six months ended June 27, 2004 and June 29, 2003.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs and sublease income. Accordingly, actual results could vary significantly from estimates.

During the six months ended June 27, 2004, it was determined that the carrying value of a vacant restaurant land parcel and the carrying value of one restaurant property exceeded their estimated fair values less cost to sell.  The carrying values were reduced by an aggregate of $91,000.

Other Assets -

Other assets included notes receivable of $4,583,000 and $4,638,000, which were net of allowances for doubtful accounts totaling $263,000 and $313,000, as of June 27, 2004 and December 28, 2003, respectively. Also included in other assets as of June 27, 2004 and December 28, 2003 were payments made to fronting insurance carriers of $1,213,000 and $1,211,000, respectively, to establish loss escrow funds.

Other Accrued Expenses-

Other accrued expenses consisted of the following at June 27, 2004 and December 28, 2003 (in thousands):

	June 27, 2004	December 28, 2003

Accrued meals and other taxes	$3,200	$2,947
Accrued advertising	3,097	1,554
Accrued rent	2,434	2,416
Gift cards outstanding	2,096	3,975
Accrued bonus	1,753	2,853
Accrued construction costs	1,050	2,331
Unearned revenues	898	894
All other	1,836	2,085
Total	$16,364	$19,055

Income Taxes -

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. As of June 27, 2004 and December 28, 2003, a valuation allowance of $10,130,000 existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

Derivative Instruments and Hedging Agreements -

The Company enters into commodity option contracts from time to time to manage dairy cost pressures. The Company’s commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and, accordingly, are marked to market each period, with the resulting gains or losses recognized in cost of sales. For the three months ended June 27, 2004 and June 29, 2003, losses of approximately $251,000 and $27,000, respectively, were included in cost of sales related to these option contracts. For the six months ended June 27, 2004 and June 29, 2003, gains of approximately $520,000 and losses of approximately $280,000, respectively, were included in cost of sales related to these option contracts.

Marketable Securities -

The Company accounts for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  At June 27, 2004, the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ deficit.  The Company follows its investment managers’ methods of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which is the average cost method.  Realized gains and losses are included in other expenses, principally debt retirement costs in the accompanying condensed consolidated statements of operations.

Lease Guarantees and Contingencies -

Primarily as a result of the Company’s refranchising efforts, the Company remains liable for certain lease assignments and guarantees. These leases have varying terms, the latest of which expires in 2020. As of June 27, 2004, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $9,700,000. The present value of these potential payments discounted at the Company’s pre-tax cost of debt at June 27, 2004 was $7,450,000. The Company generally has cross-default provisions with franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. The Company believes these cross-default provisions significantly reduce the risk that the Company will be required to make payments under these leases and, historically, the Company has not been required to make such payments. Additionally, as of June 27, 2004, the Company has no reason to believe that the franchisees will be unable to fulfill their obligations. Accordingly, no liability has been recorded for exposure under such leases at June 27, 2004 and December 28, 2003.

(Loss) Earnings Per Share -

Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 284,289 and 191,110 for the three months ended June 27, 2004 and June 29, 2003, respectively. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 289,195 and 191,110 for the six months ended June 27, 2004 and June 29, 2003, respectively.

Presented below is the reconciliation between basic and diluted weighted average shares for the three and six months ended June 27, 2004 and June 29, 2003 (in thousands):

	For the Three Months Ended
	Basic		Diluted
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Weighted average number of common shares outstanding during the period	7,611	7,441	7,611	7,441
Adjustments:
Assumed exercise of stock options	—	—	—	133
Weighted average number of shares outstanding	7,611	7,441	7,611	7,574

	For the Six Months Ended
	Basic		Diluted
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Weighted average number of common shares outstanding during the period	7,569	7,428	7,569	7,428
Adjustments:
Assumed exercise of stock options	—	—	—	136
Weighted average number of shares outstanding	7,569	7,428	7,569	7,564

Stock-Based Compensation -

The Company accounts for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Stock-based compensation cost of approximately $222,000 related to modified option awards was included in net loss for the six months ended June 27, 2004 for the Company’s Stock Option Plan and the Company’s 2003 Incentive Plan. No stock-based compensation cost was included in net income for the six months ended June 29, 2003 for the Company’s Stock Option Plan or the Company’s 2003 Incentive Plan, as all options granted during this period had an exercise price equal to the market value of the stock on the date of grant.

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

In accordance with SFAS No. 148, the following table presents the effect on net (loss) income and net (loss) income per share had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net (loss) income as reported	$(1,302)	$3,090	$(6,431)	$1,601

Add stock-based compensation expense included in reported net loss, net of related income tax benefit	—	—	131	—
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(106)	(75)	(211)	(176)
Pro forma net (loss) income	$(1,408)	$3,015	$(6,511)	$1,425

Basic net (loss) income per share, as reported	$(0.17)	$0.42	$(0.85)	$0.22
Basic net (loss) income per share, pro forma	$(0.18)	$0.41	$(0.86)	$0.19

Diluted net (loss) income per share, as reported	$(0.17)	$0.41	$(0.85)	$0.21
Diluted net (loss) income per share, pro forma	$(0.18)	$0.40	$(0.86)	$0.19

Reclassifications -

Certain prior year amounts have been reclassified to conform with current year presentation, including $782,000 and $1,557,000 from operating expenses to general and administrative expenses for the three and six months ended June 29, 2003, respectively.

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

2. DEBT

Debt at June 27, 2004 and December 28, 2003 consisted of the following (in thousands):

	June 27, 2004	December 28, 2003

New Senior Notes, 8 3/8%, due June 15, 2012	$175,000	$—
Senior Notes, 10 1/2%, originally due December 1, 2007	—	175,977
Revolving credit loans, due June 30, 2007	—	—
Mortgage loans, due July 1, 2004 through January 1, 2022	52,537	53,087
Total debt	227,537	229,064
Less: current portion	(1,196)	(1,127)
Total long-term debt	$226,341	$227,937

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

In February 2004, the Company announced a cash tender offer and consent solicitation for the $175,977,000 of Senior Notes to be financed with the proceeds from a private offering of new senior notes (the “New Senior Notes”), available cash and an amended New Credit Facility (the “2004 Refinancing”).  In March 2004, $127,357,000 of aggregate principal amount of Senior Notes were purchased at the tender offer and consent solicitation price of 104% of the principal amount and $476,000 of aggregate principal amount of Senior Notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48,144,000 of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.  The Senior Notes would have matured on December 1, 2007.  Interest on the Senior Notes was payable at 10.5% per annum semi-annually on June 1 and December 1 of each year.  In connection with the tender offer, the Company wrote off unamortized deferred financing costs of $2,445,000 and paid a premium of $6,790,000 that was included in the accompanying condensed consolidated statement of operations for the six months ended June 27, 2004.

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

The New Credit Facility is secured by substantially all of the assets of FICC and two of its six subsidiaries, Friendly’s Restaurants Franchise, Inc. and Friendly’s International Inc. These two subsidiaries also guarantee FICC’s obligations under the New Credit Facility.

The New Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases and sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires the Company to comply with certain financial covenants. On July 23, 2004, the Company successfully obtained a limited waiver regarding a quarterly EBITDA covenant of its New Credit Facility.

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

The $35,000,000 revolving credit commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of June 27, 2004 and December 28, 2003, total letters of credit outstanding were $14,474,000 and $13,550,000, respectively. During the six months ended June 27, 2004 and June 29, 2003, there were no drawings against the letters of credit.

The revolving credit loans bear interest at the Company’s option at either (a) the Base Rate plus the applicable margin in effect from time to time (the “Base Rate”) (6.50% at June 27, 2004) or (b) the Eurodollar rate plus the applicable margin in effect from time to time (the “Eurodollar Rate”) (5.76% at June 27, 2004).  As of June 27, 2004 and December 28, 2003, there were no revolving credit loans outstanding and $20,526,000 and $16,450,000, respectively, was available for borrowing.

In connection with the Mortgage Financing in December 2001, three new limited liability companies (“LLCs”) were organized.  Friendly Ice Cream Corporation is the sole member of each LLC. FICC sold 75 of its operating Friendly’s restaurants to the LLCs in exchange for the proceeds from the Mortgage Financing. Promissory notes were issued for each of the 75 properties. Each LLC is a separate entity with separate creditors who will be entitled to be satisfied out of such LLC’s assets. Each LLC is a borrower under the Mortgage Financing.

The Mortgage Financing has a maturity date of January 1, 2022 and is amortized over 20 years. Interest on $10,000,000 of the original $55,000,000 from the Mortgage Financing is variable and is the sum of the 30-day LIBOR rate in effect (1.33% at June 27, 2004) plus 6% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The remaining $45,000,000 of the original $55,000,000 from the Mortgage Financing bears interest at a fixed annual rate of 10.16%. Each promissory note may be prepaid in full. The variable rate notes are subject to prepayment penalties during the first five years. The fixed rate notes may not be prepaid without the Company providing the note holders with a yield maintenance premium.

The Mortgage Financing requires the Company to maintain a fixed charge coverage ratio, as defined, of at least 1.10 to 1 and each LLC to maintain a fixed charge coverage ratio, as defined, on an aggregate restaurant basis of at least 1.25 to 1, in each case calculated as of the last day of each fiscal year. The Company is in compliance with these covenants.

3. INTANGIBLE ASSETS AND DEFERRED COSTS

Intangible assets and deferred costs as of June 27, 2004 and December 28, 2003 were (in thousands):

	June 27, 2004	December 28, 2003

1988 Non-Friendly Marks amortized over 40 years on a straight-line basis	$18,650	$18,650
Deferred financing costs amortized over the terms of the related loans on an effective yield basis	10,121	10,486
Other	876	876
Intangible assets and deferred costs	29,647	30,012
Less: accumulated amortization	(8,475)	(12,122)
Net	$21,172	$17,890

In connection with the 2004 Refinancing, the Company wrote off unamortized deferred financing costs related to the tender offer for the Senior Notes in March 2004 and the redemption of the remaining Senior Notes in April 2004 of $1,788,000 and $657,000, respectively. The $2,445,000 was included in other expenses, principally debt retirement costs in the accompanying condensed consolidated statement of operations for the six months ended June 27, 2004. Additionally, the Company incurred $6,550,000 of costs associated with the issuance of the New Senior Notes and the amendment to the New Credit Facility, which were included in intangible assets and deferred costs in the accompanying condensed consolidated balance sheet as of June 27, 2004. These costs will be amortized over the terms of the New Senior Notes and the amended New Credit Facility.

Amortization expense was $452,000 and $428,000 for the three months ended June 27, 2004 and June 29, 2003, respectively. Amortization expense was $898,000 and $856,000 for the six months ended June 27, 2004 and June 29, 2003, respectively.

Future amortization expense related to these intangible assets and deferred costs as of June 27, 2004 was (in thousands):

Year	Amount

2004	$915
2005	1,783
2006	1,778
2007	1,608
2008	1,441
Thereafter	13,647
Total	$21,172

4. EMPLOYEE BENEFIT PLANS

The components of net periodic pension benefit for the three and six months ended June 27, 2004 and June 29, 2003 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Service cost	$—	$553	$—	$1,105
Interest cost	1,675	1,606	3,302	3,212
Expected return on assets	(2,364)	(2,274)	(4,695)	(4,549)
Net amortization:
Unrecognized prior service benefit	—	(320)	—	(640)
Unrecognized net actuarial loss	182	151	335	302

Net periodic pension benefit	$(507)	$(284)	$(1,058)	$(570)

The Company provides health care and life insurance benefits to certain groups of employees upon retirement. The components of the net postretirement benefit cost for the three and six months ended June 27, 2004 and June 29, 2003 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Service cost	$28	$25	$56	$49
Interest cost	116	117	232	235
Recognized actuarial loss	23	16	45	31
Net amortization of unrecognized prior service benefit	(35)	(36)	(71)	(71)

Net postretirement benefit cost	$132	$122	$262	$244

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

The Company’s election to defer accounting for the effects of the Act may not be changed and the deferral will continue to apply until authoritative guidance on the accounting for the federal subsidy is issued, or until the guidance in the following sentence applies. The election to defer expires if, subsequent to January 31, 2004, but prior to the issuance of additional authoritative guidance, a significant event occurs that ordinarily would call for remeasurement of a plan’s assets and obligations-for example, a plan amendment, settlement, or curtailment. Upon the occurrence of such an event, the Company would be required to account for that event pursuant to the guidance in SFAS No. 106 and also reflect in its accounting for postretirement benefits other than pensions its best estimate of the effects of the Act, including the federal subsidy (if applicable based on the terms of the plan and the sponsor’s analysis of generally accepted accounting principles) and any effects on participation rates and health care cost estimates.

Authoritative guidance on accounting for the federal subsidy is pending. The expected effects of the Act will be factored into the Company’s year-end measurement of postretirement benefit costs for fiscal 2004. If the final authoritative accounting guidance is issued after the provisions of the Act are reflected in the year-end measurement of the obligation and net postretirement benefit costs estimate for fiscal 2004, the guidance could require the Company to change previously reported information. The Company has not yet determined the impact of the Act on these benefits.

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

EBITDA represents net income (loss) before (i) benefit from (provision for) income taxes, (ii) other expenses, principally debt retirement costs, (iii) interest expense, net, (iv) depreciation and amortization, (v) write-downs of property and equipment, (vi) net periodic pension benefit and (vii) other non-cash items. The Company has included information concerning EBITDA in this Form 10-Q because the Company’s management incentive plan pays bonuses based on achieving EBITDA targets and the Company believes that such information is used by certain investors as one measure of a company’s historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company’s operating performance.

	For the Three Months Ended		For the Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(in thousands)		(in thousands)
Revenues:
Restaurant	$114,441	$123,002	$218,794	$226,170
Foodservice	63,915	64,633	117,277	116,959
Franchise	3,255	2,710	6,313	4,965
Total	$181,611	$190,345	$342,384	$348,094

Intersegment revenues:
Restaurant	$—	$—	$—	$—
Foodservice	(34,095)	(34,697)	(64,114)	(63,756)
Franchise	—	—	—	—
Total	$(34,095)	$(34,697)	$(64,114)	$(63,756)

External revenues:
Restaurant	$114,441	$123,002	$218,794	$226,170
Foodservice	29,820	29,936	53,163	53,203
Franchise	3,255	2,710	6,313	4,965
Total	$147,516	$155,648	$278,270	$284,338

	For the Three Months Ended		For the Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(in thousands)		(in thousands)

EBITDA:
Restaurant	$11,424	$14,402	$20,757	$24,483
Foodservice	2,870	5,258	6,403	8,447
Franchise	2,311	2,002	4,402	3,563
Corporate	(4,714)	(4,651)	(10,127)	(9,480)
(Loss) gain on property and equipment, net	(379)	(882)	295	(1,223)
Restructuring expenses	—	—	(2,627)	—
Gain on litigation settlement	—	—	3,644	—
Less pension benefit included in reporting segments	(507)	(284)	(1,058)	(570)
Total	$11,005	$15,845	$21,689	$25,220

Interest expense, net-Corporate	$5,368	$6,092	$11,432	$12,194

Other expenses, principally debt retirement costs	$2,343	$—	$9,235	$—

Depreciation and amortization:
Restaurant	$3,844	$3,965	$7,694	$7,765
Foodservice	840	746	1,696	1,482
Franchise	68	38	116	77
Corporate	818	997	1,670	2,049
Total	$5,570	$5,746	$11,176	$11,373

Other non-cash (income) expense:
Net periodic pension benefit	$(507)	$(284)	$(1,058)	$(570)
Write-downs of property and equipment	91	—	91	—
Total	$(416)	$(284)	$(967)	$(570)

Income (loss) before (provision for) benefit from income taxes:
Restaurant	$7,580	$10,437	$13,063	$16,718
Foodservice	2,030	4,512	4,707	6,965
Franchise	2,243	1,964	4,286	3,486
Corporate	(13,243)	(11,740)	(32,464)	(23,723)
(Loss) gain on property and equipment, net	(470)	(882)	204	(1,223)
Restructuring expenses	—	—	(2,627)	—
Gain on litigation settlement	—	—	3,644	—
Total	$(1,860)	$4,291	$(9,187)	$2,223

	For the Six Months Ended June 27, 2004	For the Year Ended December 28, 2003
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$7,003	$25,024
Foodservice	845	4,862
Corporate	414	1,830
Total	$8,262	$31,716

	June 27, 2004	December 28, 2003
	(in thousands)
Total assets:
Restaurant	$150,537	$152,228
Foodservice	45,640	39,404
Franchise	8,371	8,644
Corporate	47,397	52,176
Total	$251,945	$252,452

6. RESTRUCTURING RESERVES

During March 2004, the Company recorded a pre-tax restructuring charge of $2,627,000 for severance and outplacement services associated with reduction in force actions taken during the first quarter of 2004 that reduced headcount by approximately 20 permanent positions.

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

The following represents the reserves and activity associated with the March 2004, October 2001 and March 2000 restructurings (in thousands):

	For the Six Months Ended June 27, 2004
	Restructuring Reserves as of December 28, 2003	Expense	Costs Paid	Restructuring Reserves as of June 27, 2004

Rent	$319	$—	$(119)	$200
Utilities and real estate taxes	40	—	(13)	27
Severence pay	—	2,549	(762)	1,787
Outplacement services	—	78	(78)	—
Other	82	—	(41)	41
Total	$441	$2,627	$(1,013)	$2,055

	For the Six Months Ended June 29, 2003
	Restructuring Reserves as of December 29, 2002	Expense	Costs Paid	Restructuring Reserves as of June 29, 2003

Rent	$679	$—	$(128)	$551
Utilities and real estate taxes	121	—	(59)	62
Equipment	77	—	(77)	—
Other	60	—	(24)	36
Total	$937	$—	$(288)	$649

Based on information currently available, management believes that the restructuring reserves as of June 27, 2004 were adequate and not excessive.

7. GAIN ON LITIGATION SETTLEMENT

In January 2004, a settlement was reached in a lawsuit filed by the Company against a former administrator of one of the Company’s benefit plans.  The settlement was based on the administrator’s alleged failure to adhere to the terms of a contract and resulted in a one-time payment to the Company of $3,775,000, which was received on April 2, 2004. As a result of this lawsuit, the Company incurred professional fees of approximately $500,000 which were included in the consolidated statement of operations for the year ended December 28, 2003 and an additional $131,000 in professional fees, which were offset against the payment in the accompanying condensed consolidated statement of operations for the six months ended June 27, 2004.

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

During July 2003, the Company entered into a development agreement granting Jax Family Rest., Inc. (“Jax”) certain limited exclusive rights to operate and develop Friendly’s full-service restaurants in designated areas within Baker, Clay, Nassau, Putnam and St. John’s counties, Florida (the “Jax Agreement”). Pursuant to the Jax Agreement, Jax agreed to open 10 new restaurants over the next seven years. The Company received development fees of $155,000, which represent one-half of the initial franchise fees. The $155,000 will be recognized into income as restaurants are opened. During the quarter ended June 27, 2004, Jax opened one new restaurant.

In December 2000, the Company and its first franchisee, Friendco Restaurants Inc. (“Friendco”), a subsidiary of Davco Restaurants, Inc. (“Davco”), agreed to terminate Friendco’s rights as the exclusive developer of new Friendly’s restaurants in Maryland, Delaware, the District of Columbia and northern Virginia. Friendco also obtained the right to close existing franchised locations subject, however, to liquidated damages on 22 of its 48 franchise agreements. During the year ended December 30, 2001, Friendco transferred its rights to three franchised locations to a third party and closed two restaurants.  During the year ended December 29, 2002, Friendco transferred its rights to 24 additional franchised locations to six separate third parties and closed six restaurants. During the year ended December 28, 2003, Friendco closed five restaurants and transferred its rights to three additional franchised locations to two third parties. During June 2003, the Company entered into a Settlement Agreement and Mutual General Release with Davco releasing Davco from all obligations and guarantees related to leases associated with the franchised locations and providing for a payment of $250,000 to the Company, which was recorded as revenue in the year ended December 28, 2003. During the six months ended June 27, 2004, Friendco transferred its rights to one franchised location to a third party and at June 27, 2004, retained four franchised restaurants.

9. DEFERRED COMPENSATION PLAN

During 2004, the Company established a nonqualified deferred compensation plan (“Deferred Comp Plan”) that was developed as a retirement plan for a select group of management employees that are not allowed to participate in the Company’s Employee Savings and Investment Plan.  There are various types of compensation that can be deferred into the Deferred Comp Plan, e.g., regular salary, annual bonus or long-term bonus.  There is also a Company contribution that is associated with the Deferred Comp Plan for participants that choose to defer a percentage of their salary.

The Company accounts for the Deferred Comp Plan in accordance with Emerging Issues Task Force No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested.” The investments of the rabbi trust are included in other assets in the accompanying condensed consolidated balance sheet as of June 27, 2004. A corresponding liability is included in other long-term liabilities.

The Deferred Comp Plan assets consist of investments in marketable securities, classified as available-for-sale and reported at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ deficit.  The Company follows its investment managers’ methods of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which is the average cost method.  Realized gains and losses are included in other expenses, principally debt retirement costs in the accompanying condensed consolidated statements of operations and the offsetting compensation expense is included in general and administrative expenses. Net unrealized losses of $9,000 were recorded as of June 27, 2004 and net realized losses of $1,000 were recorded during the six months ended June 27, 2004.

10. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligations related to the New Senior Notes are guaranteed fully and unconditionally by one of FICC’s wholly owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Restaurant Insurance Corporation, Friendly’s Realty I, LLC, Friendly’s Realty II, LLC and Friendly’s Realty III, LLC (collectively, the “Non-guarantor Subsidiaries”). All of the LLCs’ assets were owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs’ assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of June 27, 2004 and December 28, 2003 and for the three months and six months ended June 27, 2004 and June 29, 2003 were not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of June 27, 2004

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$8,808	$1,408	$1,995	$—	$12,211
Restricted cash	—	—	2,162	—	2,162
Accounts receivable, net	12,575	1,825	—	—	14,400
Inventories	17,707	—	—	—	17,707
Deferred income taxes	6,559	18	—	70	6,647
Prepaid expenses and other current assets	10,498	1,259	7,778	(14,329)	5,206
Total current assets	56,147	4,510	11,935	(14,259)	58,333
Deferred income taxes	1,332	205	—	(70)	1,467
Property and equipment, net	117,981	—	46,328	—	164,309
Intangibles and deferred costs, net	18,786	—	2,386	—	21,172
Investments in subsidiaries	6,525	—	—	(6,525)	—
Other assets	5,749	10,292	915	(10,292)	6,664

Total assets	$206,520	$15,007	$61,564	$(31,146)	$251,945

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Current maturities of long-term obligations	$9,100	$—	$1,196	$(7,776)	$2,520
Accounts payable	27,488	—	—	—	27,488
Accrued expenses	38,449	3,457	6,120	(6,428)	41,598
Total current liabilities	75,037	3,457	7,316	(14,204)	71,606
Long-term obligations, less current maturities	182,086	—	51,341	—	233,427
Other long-term liabilities	52,734	802	7,130	(10,417)	50,249
Stockholders’ (deficit) equity	(103,337)	10,748	(4,223)	(6,525)	(103,337)

Total liabilities and stockholders’ equity (deficit)	$206,520	$15,007	$61,564	$(31,146)	$251,945

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended June 27, 2004

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$144,863	$2,653	$—	$—	$147,516

Costs and expenses:
Cost of sales	55,959	—	—	—	55,959
Labor and benefits	42,155	—	—	—	42,155
Operating expenses and write-downs of property and equipment	29,633	—	(1,736)	—	27,897
General and administrative expenses	8,599	1,155	—	—	9,754
Depreciation and amortization	5,006	—	564	—	5,570
Gain on franchise sales of restaurant operations and properties	(7)	—	—	—	(7)
Loss on disposals of other property and equipment, net	337	—	—	—	337
Interest expense, net	4,244	—	1,124	—	5,368
Other expenses, principally debt retirement costs	2,343	—	—	—	2,343

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(3,406)	1,498	48	—	(1,860)

Benefit from (provision for) income taxes	1,220	(614)	(48)	—	558

(Loss) income before equity in net income of consolidated subsidiaries	(2,186)	884	—	—	(1,302)

Equity in net income of consolidated subsidiaries	884	—	—	(884)	—

Net (loss) income	$(1,302)	$884	$—	$(884)	$(1,302)

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended June 27, 2004

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$273,053	$5,217	$—	$—	$278,270

Costs and expenses:
Cost of sales	101,547	—	—	—	101,547
Labor and benefits	82,089	—	—	—	82,089
Operating expenses and write-downs of property and equipment	56,421	—	(3,472)	—	52,949
General and administrative expenses	18,141	2,310	—	—	20,451
Restructuring expenses	2,627	—	—	—	2,627
Gain on litigation settlement	(3,644)	—	—	—	(3,644)
Depreciation and amortization	10,049	—	1,127	—	11,176
Gain on franchise sales of restaurant operations and properties	(913)	—	—	—	(913)
Loss on disposals of other property and equipment, net	505	—	3	—	508
Interest expense, net	9,177	—	2,255	—	11,432
Other expenses, principally debt retirement costs	9,235	—	—	—	9,235

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(12,181)	2,907	87	—	(9,187)

Benefit from (provision for) income taxes	4,045	(1,192)	(97)	—	2,756

(Loss) income before equity in net income of consolidated subsidiaries	(8,136)	1,715	(10)	—	(6,431)

Equity in net income of consolidated subsidiaries	1,705	—	—	(1,705)	—

Net (loss) income	$(6,431)	$1,715	$(10)	$(1,705)	$(6,431)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 27, 2004

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(92)	$(765)	$604	$490	$237

Cash flows from investing activities:
Purchases of property and equipment	(8,262)	—	—	—	(8,262)
Proceeds from sales of property and equipment	3,378	—	—	—	3,378
Purchases of marketable securities	(905)	—	—	—	(905)
Proceeds from sales of marketable securities	89	—	—	—	89
Return of investment in subsidiary	367	—	—	(367)	—
Net cash used in investing activities	(5,333)	—	—	(367)	(5,700)

Cash flows from financing activities:
Proceeds from issuance of senior notes	175,000	—	—	—	175,000
Proceeds from other borrowings	11,000	—	—	—	11,000
Repayments of obligations	(187,531)	—	(550)	—	(188,081)
Payments of deferred financing costs	(6,625)	—	—	—	(6,625)
Stock options exercised	749	—	—	—	749
Reinsurance deposits received	—	—	1,131	(1,131)	—
Reinsurance payments made from deposits	—	—	(641)	641	—
Dividends paid	—	—	(367)	367	—
Net cash used in financing activities	(7,407)	—	(427)	(123)	(7,957)

Net (decrease) increase in cash and cash equivalents	(12,832)	(765)	177	—	(13,420)

Cash and cash equivalents, beginning of period	21,640	2,173	1,818	—	25,631

Cash and cash equivalents, end of period	$8,808	$1,408	$1,995	$—	$12,211

Supplemental disclosures:
Interest paid	$9,702	$—	$2,273	$—	$11,975
Income taxes (refunded) paid	(1,591)	1,508	99	—	16
Capital lease obligations incurred	2,280	—	—	—	2,280

Supplemental Condensed Consolidating Balance Sheet

As of December 28, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$21,640	$2,173	$1,818	$—	$25,631
Restricted cash	—	—	1,671	—	1,671
Accounts receivable, net	9,163	1,221	—	—	10,384
Inventories	15,669	—	—	—	15,669
Deferred income taxes	6,559	18	—	70	6,647
Prepaid expenses and other current assets	7,148	1,469	7,778	(14,856)	1,539
Total current assets	60,179	4,881	11,267	(14,786)	61,541
Deferred income taxes	—	205	—	(205)	—
Property and equipment, net	119,759	—	47,350	—	167,109
Intangibles and deferred costs, net	15,396	—	2,494	—	17,890
Investments in subsidiaries	5,187	—	—	(5,187)	—
Other assets	4,997	8,582	915	(8,582)	5,912

Total assets	$205,518	$13,668	$62,026	$(28,760)	$252,452

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$8,687	$—	$1,127	$(7,776)	$2,038
Accounts payable	22,475	—	—	—	22,475
Accrued expenses	38,076	3,893	6,146	(6,910)	41,205
Total current liabilities	69,238	3,893	7,273	(14,686)	65,718
Deferred income taxes	1,424	—	—	(135)	1,289
Long-term obligations, less current maturities	181,750	—	51,960	—	233,710
Other long-term liabilities	51,132	743	6,638	(8,752)	49,761
Stockholders’ (deficit) equity	(98,026)	9,032	(3,845)	(5,187)	(98,026)

Total liabilities and stockholders’ (deficit) equity	$205,518	$13,668	$62,026	$(28,760)	$252,452

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended June 29, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$153,464	$2,184	$—	$—	$155,648

Costs and expenses:
Cost of sales	55,179	—	—	—	55,179
Labor and benefits	43,796	—	—	—	43,796
Operating expenses and write-downs of property and equipment	31,467	—	(1,710)	—	29,757
General and administrative expenses	8,793	1,159	—	—	9,952
Depreciation and amortization	5,173	—	573	—	5,746
Loss on disposals of other property and equipment, net	780	—	55	—	835
Interest expense, net	4,935	—	1,157	—	6,092

Income (loss) before provision for income taxes and equity in net income of consolidated subsidiaries	3,341	1,025	(75)	—	4,291

Provision for income taxes	(737)	(420)	(44)	—	(1,201)

Income (loss) before equity in net income of consolidated subsidiaries	2,604	605	(119)	—	3,090

Equity in net income of consolidated subsidiaries	486	—	—	(486)	—

Net income (loss)	$3,090	$605	$(119)	$(486)	$3,090

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended June 29, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$280,164	$4,174	$—	$—	$284,338

Costs and expenses:
Cost of sales	101,156	—	—	—	101,156
Labor and benefits	81,924	—	—	—	81,924
Operating expenses and write-downs of property and equipment	57,504	—	(3,459)	—	54,045
General and administrative expenses	17,697	2,318	—	—	20,015
Depreciation and amortization	10,225	—	1,148	—	11,373
Loss on disposals of other property and equipment, net	1,291	—	117	—	1,408
Interest expense, net	9,889	—	2,305	—	12,194

Income (loss) before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	478	1,856	(111)	—	2,223

Benefit from (provision for) income taxes	232	(761)	(93)	—	(622)

Income (loss) before equity in net income of consolidated subsidiaries	710	1,095	(204)	—	1,601

Equity in net income of consolidated subsidiaries	891	—	—	(891)	—

Net income (loss)	$1,601	$1,095	$(204)	$(891)	$1,601

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 29, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$15,195	$(1,173)	$(1,365)	$1,162	$13,819

Cash flows from investing activities:
Purchases of property and equipment	(16,201)	—	—	—	(16,201)
Return of investment in subsidiary	357	—	—	(357)	—
Net cash used in investing activities	(15,844)	—	—	(357)	(16,201)

Cash flows from financing activities:
Repayments of obligations	(890)	—	(510)	—	(1,400)
Stock options exercised	188	—	—	—	188
Reinsurance deposits received	—	—	2,207	(2,207)	—
Reinsurance payments made from deposits	—	—	(1,045)	1,045	—
Dividends paid	—	—	(357)	357	—
Net cash (used in) provided by financing activities	(702)	—	295	(805)	(1,212)

Net decrease in cash and cash equivalents	(1,351)	(1,173)	(1,070)	—	(3,594)

Cash and cash equivalents, beginning of period	29,717	1,944	2,680	—	34,341

Cash and cash equivalents, end of period	$28,366	$771	$1,610	$—	$30,747

Supplemental disclosures:
Interest paid	$9,733	$—	$2,323	$—	$12,056
Income taxes (refunded) paid	(706)	1,239	330	—	863
Lease incentive equipment received	243	—	—	—	243

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

Overview

The Company’s revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. As of June 27, 2004, Friendly’s operated 360 full-service restaurants, franchised 179 full-service restaurants and seven non-traditional units and manufactured a full line of premium ice cream desserts distributed through more than 4,500 supermarkets and other retail locations in 13 states.

Following is a summary of the Company-operated and franchised units:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Company Units:
Beginning of period	362	385	380	387
Openings	—	1	—	1
Refranchised closings	(1)	—	(18)	—
Closings	(1)	(4)	(2)	(6)
End of period	360	382	360	382

Franchised Units:
Beginning of period	182	164	163	162
Refranchised openings	1	—	18	—
Openings	3	—	5	2
Closings	—	(2)	—	(2)
End of period	186	162	186	162

Three months ended June 27, 2004 compared with three months ended June 29, 2003

Revenues:

Total revenues decreased $8.2 million, or 5.2%, to $147.5 million for the second quarter ended June 27, 2004 from $155.7 million for the same quarter in 2003. Restaurant revenues decreased $8.6 million, or 7.0%, to $114.4 million for the three months ended June 27, 2004 from $123.0 million for the same period in 2003. Comparable company-operated restaurant revenues decreased 3.0% from the 2003 quarter to the 2004 quarter as decreases occurred in all dayparts. Sales growth in fast food restaurants and higher gas prices may have had a negative impact on comparable sales. This was the first decline in comparable sales since the fourth quarter of fiscal 2000.  Seven and 13 locations were re-imaged during the quarters ended June 27, 2004 and June 29, 2003, respectively.  The opening of three new restaurants over the past 15 months increased restaurant revenues by $1.0 million. The closing of ten locations and the re-franchising of 18 locations over the past 15 months resulted in declines of $1.4 million and $4.9 million, respectively, in restaurant revenues in the second quarter of 2004 as compared to the same period in 2003. Foodservice (product sales to franchisees and retail customers) revenues decreased $0.1 million or 0.4% to $29.8 million for the second quarter ended June 27, 2004 from $29.9 million for the same quarter in 2003. Franchised restaurant product revenues increased by $2.3 million while sales to foodservice retail supermarket customers declined by $2.4 million. Case volume in the Company’s retail supermarket business fell by 14.3% for the quarter ended June 27, 2004 when compared to the quarter ended June 29, 2003. Franchise royalty and fee revenues increased $0.6 million, or 20.1%, to $3.3 million for the three months ended June 27, 2004 compared to $2.7 million for the same period in 2003. Royalties on franchised restaurant sales increased $0.3 million.  Comparable franchised revenues grew 0.8% from the quarter ended June 29, 2003 to the quarter ended June 27, 2004. Including results of the current quarter, the Company has reported thirteen consecutive quarters of positive comparable franchised restaurant sales.  The opening of eight new franchise restaurants and 18 re-franchised restaurants during the last 15 months increased royalty revenues by $0.3 million.  The closing of five under-performing locations during the same period had little impact.  Initial franchise fees were higher by $0.2 million during the three months ended June 27, 2004 when compared to the same period in 2003 due to the refranchising of one company-operated restaurant and the opening of two new restaurants and one new cafe during the quarter ended June 27, 2004 versus no new openings during the quarter ended June 29, 2003. Additionally, an increase in rental income for leased and subleased franchise locations of $0.1 million contributed to the higher revenues. These increases were partially offset by $0.3 million received in the 2003 quarter pursuant to an agreement terminating Friendco’s rights as the exclusive developer of new Friendly’s restaurants in Maryland, Delaware, the District of Columbia and northern Virginia. There were 186 and 162 franchise units open at June 27, 2004 and June 29, 2003, respectively.

Cost of sales:

Cost of sales increased $0.8 million, or 1.4%, to $56.0 million for the second quarter ended June 27, 2004 from $55.2 million for the same period in 2003. Cost of sales as a percentage of total revenues was 37.9% and 35.5% for the quarters ended June 27, 2004 and June 29, 2003, respectively. Higher commodity costs, especially for cream, raw milk and vanilla had an unfavorable impact on cost of sales as a percentage of total revenues. Market losses on options for butter futures contracts were greater in the three months ended June 27, 2004 when compared to the three months ended June 29, 2003. A shift in sales mix from company-operated restaurant sales to foodservice sales also had an unfavorable effect.  Foodservice sales to franchisees and supermarket customers (20.2% and 19.2% of total revenues for the three months ended June 27, 2004 and June 29, 2003, respectively) have a higher food cost as a percentage of revenue than sales in company-operated restaurants to restaurant patrons. The growth in franchise royalty, fee and rental revenues reduced cost of sales, as a percentage of total revenues, by 0.2% for the three months ended June 27, 2004 when compared to the three months ended June 29, 2003. Foodservice retail sales promotional allowances, recorded as offsets to revenues, were increased by 3.8% in the 2004 quarter as a percentage of gross retail sales when compared to the 2003 quarter as a result of a change in mix of promotional activities. This increase had an unfavorable impact on the overall cost of sales as a percentage of total revenues. Distribution costs were higher in the quarter ended June 27, 2004 when compared to the same quarter in 2003 as a result of the unfavorable impact of new federal restrictions imposed on driver hours, higher fuel costs and increases in liability insurance. Restaurant cost of sales as a percentage of restaurant revenues increased to 27.3% in the second quarter of 2004 from 26.6% in the second quarter of 2003. The increase in the 2004 quarter when compared to the 2003 quarter was in part due to commodity cost increases mentioned above that had not yet been offset by menu price increases. The conversion during the first quarter of 2004 from a 64-ounce container to a 56-ounce container only partially offset the increases in ice cream ingredient costs.  The Company expects cream prices to continue to exceed prices experienced in 2003. A table showing the average monthly price of a pound of AA butter obtained from market quotes provided by the USDA’s Agricultural Marketing Service is included elsewhere herein.

Labor and benefits:

Labor and benefits decreased $1.6 million, or 3.7%, to $42.2 million for the three months ended June 27, 2004 from $43.8 million for the three months ended June 29, 2003. Labor and benefits as a percentage of total revenues increased to 28.6% in the 2004 quarter from 28.1% in the 2003 quarter. As a percentage of restaurant revenues, labor and benefits increased to 36.8% in the 2004 quarter from 35.6% in the 2003 quarter. The increase in labor and benefits was due to training costs associated with the rollout of a new point of sale register system in the remaining 159 Company-operated restaurants during the quarter, higher insurance and payroll tax costs and increases in restaurant general manager compensation. In April 2004, the Company initiated a program to reinforce proper labor scheduling techniques. Scheduling improved in the second quarter of 2004 when compared to the same period in 2003.  Revenue derived from franchised locations and retail supermarket customers, which do not have any associated restaurant labor and benefits, reduced the impact of the higher restaurant labor and benefits as a percentage of total revenues.

Operating expenses:

Operating expenses decreased $2.0 million, or 6.6%, to $27.8 million in the three months ended June 27, 2004 from $29.8 million for the three months ended June 29, 2003. Operating expenses as a percentage of total revenues were 18.8% and 19.1% in the 2004 and 2003 periods, respectively. The decrease in dollars resulted from lower restaurant advertising, maintenance costs and utility costs in the 2004 period when compared to the 2003 period. These decreases were partially offset by higher general liability insurance in the 2004 period when compared to the 2003 period.

General and administrative expenses:

General and administrative expenses were $9.8 million and $9.9 million for the quarters ended June 27, 2004 and June 29, 2003, respectively. General and administrative expenses as a percentage of total revenues increased to 6.6% in the 2004 period from 6.4% in the 2003 period. The percentage increase is primarily the result of higher costs for group insurance, computer equipment rentals and legal and professional fees. These increases were partially offset by lower salaries and wages.

Depreciation and amortization:

Depreciation and amortization was $5.6 million and $5.7 million for the quarters ended June 27, 2004 and June 29, 2003, respectively. Depreciation and amortization as a percentage of total revenues was 3.8% and 3.7% in the 2004 and 2003 quarters, respectively.

Loss on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net, was $0.3 million and $0.8 million for the quarters ended June 27, 2004 and June 29, 2003, respectively.  The table below identifies the components of the loss on disposals of other property and equipment, net, as shown on the accompanying condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	June 27, 2004	June 29, 2003

Restaurant assets retired due to remodeling	$173	$455
Restaurant equipment assets retired due to replacement	87	92
Loss on property held for disposition	—	141
Loss on property not held for disposition	62	—
All other	15	147
Loss on disposals of other property and equipment, net	$337	$835

Other expenses, principally debt retirement costs:

Other expenses, principally debt retirement costs represents the $1.7 million premium and the write off of unamortized deferred financing costs of approximately $0.6 million in connection with the tender offer for the $176.0 million of Senior Notes. In March 2004, $127.8 million of aggregate principal amount of Senior Notes were purchased pursuant to the tender offer and in April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.

Interest expense, net:

Interest expense, net of capitalized interest and interest income, was $5.4 million and $6.1 million, respectively, for the quarters ended June 27, 2004 and June 29, 2003, primarily as a result of the lower interest rates associated with the New Senior Notes in the 2004 period as compared to the 2003 period.

Benefit from (provision for) income taxes:

The benefit from income taxes was $0.6 million, or 30.0%, for the three months ended June 27, 2004. At this time, the Company estimates that the effective tax rate for 2004 will be 30.0%. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. The provision for income taxes was $1.2 million, or 28.0%, for the three months ended June 29, 2003. The rate in 2003 was increased in the fourth quarter due to a one-time pension curtailment gain of $8.1 million in 2003. The tax rate for the 2003 fiscal year was 32.5%.

Net (loss) income:

Net loss was $1.3 million for the second quarter ended June 27, 2004 as compared to net income of $3.1 million for the second quarter ended June 29, 2003, for the reasons discussed above.

Six months ended June 27, 2004 compared with six months ended June 29, 2003

Revenues:

Total revenues decreased $6.0 million, or 2.1%, to $278.3 million for the six months ended June 27, 2004 from $284.3 million for the same period in 2003. Restaurant revenues decreased $7.4 million, or 3.3%, to $218.8 million for the six months ended June 27, 2004 from $226.2 million for the same period in 2003. Comparable company-operated restaurant revenues increased 0.2% from the 2003 period to the 2004 period as declines occurred in lunch and afternoon snack dayparts. Record snowfall during the first quarter of 2003 had an unfavorable impact on restaurant revenues in the first quarter of 2003. This had a favorable impact on restaurant revenues when compared to the first quarter of the current year, as operating days lost due to weather closings were minimal in 2004. However, sales growth in the fast food restaurant segment and higher gas prices may have contributed to a decline in comparable restaurant revenues during the second quarter.  Seven and 24 restaurants were re-imaged during the six months ended June 27, 2004 and June 29, 2003, respectively.  The opening of three new restaurants over the past 18 months increased restaurant revenues by $2.1 million. The closing of 12 locations and the re-franchising of 18 restaurants over the past 18 months resulted in declines of $3.2 million and $7.8 million, respectively, in restaurant revenues in the 2004 period as compared to the same period in 2003. Foodservice (product sales to franchisees and retail customers) revenues were $53.2 million for the six months ended June 27, 2004 and June 29, 2003. Franchised restaurant product revenues increased by $3.8 million while sales to foodservice retail supermarket customers declined by $3.8 million. Case volume in the Company’s retail supermarket business fell by 12.6% for the six months ended June 27, 2004 when compared to the six months ended June 29, 2003.  During the quarter ended March 28, 2004, the Company reduced the size of its retail supermarket ice cream container to a 56-ounce product from a 64-ounce product.  Franchise royalty and fee revenues increased $1.3 million, or 27.2%, to $6.3 million for the six months ended June 27, 2004 compared to $5.0 million for the same period in 2003. Royalties on franchised restaurant sales increased $0.6 million as the number of franchised units increased and comparable franchised revenues grew 3.2% from the six months ended June 29, 2003 to the six months ended June 27, 2004. The opening of ten new franchise restaurants and eighteen re-franchised restaurants during the last 18 months increased royalty revenues by $0.4 million while the closing of 5 under-performing locations during the same period had little impact.  Initial franchise fees were higher by $0.4 million during the six months ended June 27, 2004 when compared to the same period in 2003 due to the refranchising of 18 company-operated restaurants, the opening of four new restaurants and the opening of one new café during the six months ended June 27, 2004 versus two new restaurant openings during the six months ended June 29, 2003. Additionally, an increase in rental income for leased and subleased franchise locations of $0.3 million contributed to the higher revenues. These increases were partially offset by $0.3 million received in the 2003 period pursuant to an agreement terminating Friendco’s rights as the exclusive developer of new Friendly’s restaurants in Maryland, Delaware, the District of Columbia and northern Virginia. There were 186 and 162 franchise units open at June 27, 2004 and June 29, 2003, respectively.

Cost of sales:

Cost of sales increased $0.3 million, or 0.4%, to $101.5 million for the six months ended June 27, 2004 from $101.2 million for the same period in 2003. Cost of sales as a percentage of total revenues was 36.5 % and 35.6% for the six months ended June 27, 2004 and June 29, 2003, respectively. Higher commodity costs, especially for cream, raw milk and vanilla had an unfavorable impact on cost of sales as a percentage of total revenues. A shift in sales mix from company-operated restaurant sales to foodservice sales added to the increase in cost of sales as a percentage of total revenues. Foodservice sales to franchisees and retail supermarket customers (19.1% and 18.7% of total revenues for the six months ended June 27, 2004 and June 29, 2003, respectively) have a higher food cost as a percentage of revenue than sales in company-operated restaurants to restaurant patrons. The growth in franchise royalty, fee and rental revenues reduced cost of sales, as a percentage of total revenues, by 0.2% for the six months ended June 27, 2004 when compared to the six months ended June 29, 2003. Foodservice retail sales promotional allowances, recorded as offsets to revenues, increased by 3.0% in the 2004 period as a percentage of gross retail sales when compared to the 2003 period as a result of a change in mix of promotional activities. This increase had an unfavorable impact on the overall cost of sales as a percentage of total revenues. Distribution costs were higher in the six months ended June 27, 2004 when compared to the same period in 2003 as a result of the unfavorable impact of new federal restrictions imposed on driver hours, higher fuel costs and increases in liability insurance. Restaurant cost of sales as a percentage of restaurant revenues increased to 26.8% in the six months ended June 27, 2004 from 26.7% for the same period in 2003 as menu price increases have lagged increases in the commodity costs mentioned above. Cream prices for the six months ended June 27, 2004 were higher than the first six months of 2003. The conversion during the first quarter of 2004 from a 64-ounce container to a 56-ounce container partially offset higher prices for cream and other commodities. The Company expects that cream prices will continue to exceed prices experienced in 2003.  Additionally, the benefits derived from options for butter futures contracts realized in the first quarter of 2004 did not continue in the second quarter and are not likely to benefit the remainder of fiscal 2004.

The table below shows the average monthly price of a pound of AA butter. The prices represented were obtained from market quotes provided by the USDA’s Agricultural Marketing Service.

Month:	2004	2003	2002	2001	2000	1999
January	$1.4320	$1.0815	$1.3454	$1.2531	$0.9090	$1.4222
February	1.7132	1.0405	1.2427	1.3852	0.9245	1.3153
March	2.1350	1.0915	1.2473	1.5708	1.0200	1.2927
April	2.2204	1.0906	1.1712	1.8217	1.0691	1.0298
May	2.0363	1.0919	1.0590	1.8713	1.2450	1.1289
June	1.9300	1.1142	1.0427	1.9783	1.2440	1.4931
July		1.1985	1.0302	1.8971	1.1790	1.3444
August		1.1708	0.9752	2.0880	1.1933	1.3963
September		1.1731	0.9635	2.0563	1.1727	1.3393
October		1.1846	1.0315	1.4070	1.1462	1.1248
November		1.2057	1.0425	1.3481	1.6490	1.0675
December		1.2969	1.1198	1.2793	1.3700	0.9163
Mathematical Avg		$1.1450	$1.1059	$1.6630	$1.1768	$1.2392

The cost of cream, the principal ingredient used in making ice cream, affects cost of sales as a percentage of total revenues, especially in foodservice’s retail business. A $0.10 increase in the cost of a pound of AA butter adversely affects the Company’s annual cost of sales by approximately $1.0 million.  This adverse impact may be offset by price increases or other factors. However, no assurance can be given that the Company will be able to offset any cost increases in the future and future increases in cream prices could have a material adverse effect on the Company’s results of operations. To minimize risk, alternative supply sources continue to be pursued.

The Company purchases butter option contracts to minimize the impact of increases in the cost of cream. When available, options on butter futures are purchased to cover up to 50% of the cream needs of the manufacturing plant.  Option contracts are offered in the months of March, May, July, September, October and December; however, there is often not enough open interest in them to allow the Company to buy even very limited coverage without paying high premiums.

Labor and benefits:

Labor and benefits increased $0.2 million, or 0.2%, to $82.1 million for the six months ended June 27, 2004 from $81.9 million for the six months ended June 29, 2003. Labor and benefits as a percentage of total revenues increased to 29.5% in the 2004 period from 28.8% in the 2003 period. As a percentage of restaurant revenues, labor and benefits increased to 37.5% in the 2004 period from 36.2% in the 2003 period. The increase in labor and benefits was due to training costs associated with the rollout of a new point of sale register system in 300 restaurants during the six month period and declines in labor scheduling efficiencies, especially during off meal periods during the winter months. Day to day weather changes, particularly in the winter months, can result in over scheduling labor when daypart sales fall short of expectations. In April 2004, the Company initiated a program to reinforce proper labor scheduling techniques. Payroll taxes and insurance costs also increased in the 2004 period when compared to the 2003 period. Revenue increases derived from franchised locations and retail supermarket customers, which do not have any associated restaurant labor and benefits, reduced the impact of the higher restaurant labor and benefits as a percentage of total revenues.

Operating expenses:

Operating expenses decreased $1.2 million, or 2.2%, to $52.8 million in the six months ended June 27, 2004 from $54.0 million for the six months ended June 29, 2003. Operating expenses as a percentage of total revenues were 19.0% in the 2004 and 2003 periods. The decrease in dollars resulted from lower advertising, maintenance costs and utility costs.  These decreases were partially offset by higher general liability insurance and restaurant menu and kid premium supply costs in the 2004 period when compared to the 2003 period.

General and administrative expenses:

General and administrative expenses were $20.5 million and $20.0 million for the six months ended June 27, 2004 and June 29, 2003, respectively. General and administrative expenses as a percentage of total revenues increased to 7.3% in the 2004 period from 7.0% in the 2003 period. The dollar increase is primarily the result of higher costs for group insurance, computer equipment rentals and legal and professional fees. These increases were partially offset by lower salaries and wages. The 2004 period also included a charge for future rents associated with a vacated training facility.

Restructuring expenses:

Restructuring expenses of $2.6 million related to severance and other benefits associated with reduction in force actions taken during the first quarter of 2004 that reduced headcount by approximately 20 permanent positions.

Gain on litigation settlement:

In January 2004, a settlement was reached in a lawsuit filed by the Company against a former administrator of one of the Company’s benefit plans.  The settlement was based on the administrator’s alleged failure to adhere to the terms of a contract and resulted in a one-time payment to the Company of approximately $3.8 million, which was received on April 2, 2004. As a result of this lawsuit, the Company incurred professional fees of approximately $0.5 million which were included in the consolidated statement of operations for the year ended December 28, 2003 and an additional $0.2 million in professional fees, which were offset against the payment in the accompanying condensed consolidated statement of operations for the six months ended June 27, 2004.

Depreciation and amortization:

Depreciation and amortization was $11.2 million and $11.4 million for the six months ended June 27, 2004 and June 29, 2003, respectively. Depreciation and amortization as a percentage of total revenues was 4.0% in the 2004 and 2003 periods.

Gain on franchise sales of restaurant operations and properties:

Gain on franchise sales of restaurant operations and properties was $0.9 million in the six months ended June 27, 2004. During the six months ended June 27, 2004, the Company recognized a gain of approximately $0.7 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in 10 existing Company-operated restaurants to franchisees.  Additionally, the Company sold the real property and equipment for one franchised location and assigned the lease and sold the equipment for a second franchised location to the existing franchisee, resulting in a gain of approximately $0.2 million.

Loss on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net, was $0.5 million and $1.4 million for the six months ended June 27, 2004 and June 29, 2003, respectively.  The table below identifies the components of the loss on disposals of other property and equipment, net as shown in the accompanying condensed consolidated statements of operations (in thousands):

	For the Six Months Ended
	June 27, 2004	June 29, 2003

Restaurant assets retired due to remodeling	$173	$898
Restaurant equipment assets retired due to replacement	159	199
Loss on property held for disposition	—	141
Loss on property not held for disposition	63	—
All other	113	170
Loss on disposals of other property and equipment, net	$508	$1,408

Other expenses, principally debt retirement costs:

Other expenses, principally debt retirement costs represents the $6.8 million premium and the write off of unamortized deferred financing costs of approximately $2.5 million in connection with the tender offer for the $176.0 million of Senior Notes. In March 2004, $127.8 million of aggregate principal amount of Senior Notes were purchased pursuant to the tender offer and in April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.

Interest expense, net:

Interest expense, net of capitalized interest and interest income, was $11.4 million and $12.2 million for the six months ended June 27, 2004 and June 29, 2003, respectively. Total outstanding debt, including capital lease and finance obligations, decreased from $237.9 million at June 29, 2003 to $235.9 million at June 27, 2004. In March 2004, $127.8 million of aggregate principal amount of Senior Notes were purchased in a tender offer with the proceeds from the issuance of $175.0 million of New Senior Notes with a lower interest rate and in April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.

Benefit from (provision for) income taxes:

The benefit from income taxes was $2.8 million, or 30.0%, for the six months ended June 27, 2004. At this time, the Company estimates that the effective tax rate for 2004 will be 30.0%. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. The provision for income taxes was $0.6 million, or 28.0%, for the six months ended June 29, 2003. The rate in 2003 was increased in the fourth quarter due to a one-time pension curtailment gain of $8.1 million in 2003. The tax rate for the 2003 fiscal year was 32.5%.

Net (loss) income:

Net loss was $6.4 million for the six months ended June 27, 2004 as compared to net income of $1.6 million for the six months ended June 29, 2003, for the reasons discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash generated from operations and, if needed, borrowings under its revolving credit facility. Net cash provided by operating activities was $0.2 million and $13.8 million for the six months ended June 27, 2004 and June 29, 2003, respectively. Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent FICC’s and its subsidiaries’ debt instruments permit) are sources of cash. The amount of debt financing that FICC will be able to incur is limited by the terms of its New Credit Facility and New Senior Notes Indenture. Below was the financing status of the Company’s operating restaurants at June 27, 2004:

Owned and mortgaged	72
Sold and leased back	61
Owned land and building	35
Leased land, owned building	82
Leased land and building	110
Total Company-operated restaurants	360

The restaurants above not identified as owned and mortgaged or sold and leased back secure the Company’s obligations under the New Credit Facility. In addition to the 72 properties identified as owned and mortgaged, the Company owns an additional three properties in this category that are now operated by a franchisee. Of the 35 restaurant properties identified as owned land and building, six were available to be sold, if necessary, and of the 82 restaurant properties identified as leased land, owned building, one was available to be mortgaged, if necessary.

The Company’s cash flows were used primarily to pay expenses associated with the tender offer for the Senior Notes, to maintain existing restaurant and plant facilities, to continue to renovate and re-image existing restaurants and for general corporate purposes. During the six months ended June 27, 2004 and June 29, 2003, the Company spent $8.3 million and $16.2 million, respectively, on capital expenditures, of which $1.1 million and $4.8 million, respectively, was for the renovation of restaurants under its revitalization and re-imaging programs. Capital expenditures were offset by proceeds from the sales of property and equipment of $3.4 million for the six months ended June 27, 2004.  There were no proceeds from the sales of property and equipment during the six months ended June 29, 2003.

The Company had a working capital deficit of $13.3 million and $4.2 million as of June 27, 2004 and December 28, 2003, respectively. The working capital needs of companies engaged in the restaurant industry are generally low and as a result, restaurants are frequently able to operate with a working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

Net cash used in financing activities was $8.0 million and $1.2 million for the six months ended June 27, 2004 and June 29, 2003, respectively.

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

In February 2004, the Company announced a cash tender offer and consent solicitation for the $176.0 million of Senior Notes to be financed with the proceeds from a private offering of new senior notes (the “New Senior Notes”), available cash and an amended New Credit Facility (the “2004 Refinancing”).  In March 2004, $127.4 million of aggregate principal amount of Senior Notes were purchased at the tender offer and consent solicitation price of 104% of the principal amount and $0.4 million of aggregate principal amount of Senior Notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.  The Senior Notes would have matured on December 1, 2007.  Interest on the Senior Notes was payable at 10.5% per annum semi-annually on June 1 and December 1 of each year.  In connection with the tender offer, the Company wrote off unamortized deferred financing costs and incurred other direct expenses of $9.2 million that were included in the accompanying condensed consolidated statement of operations for the six months ended June 27, 2004.

The $175.0 million of New Senior Notes issued in March 2004 are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The New Senior Notes mature on June 15, 2012. Interest on the New Senior Notes is payable at 8.375% per annum semi-annually on June 15 and December 15 of each year commencing June 15, 2004.  The New Senior Notes are redeemable, in whole or in part, at any time on or after June 15, 2008 at FICC’s option at redemption prices from 104.188% to 100.00%, based on the redemption date.  In addition, at any time prior to June 15, 2007, FICC may redeem, subject to certain conditions, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds of one or more qualified equity offerings, as defined, at a redemption price of 108.375% of the principal amount, plus accrued interest.

In connection with the 2004 Refinancing, the New Credit Facility was amended in March 2004.  The total commitment amount was increased from $30.0 million to $35.0 million and the maturity date was extended from December 17, 2005 to June 30, 2007, in addition to other changes.

The New Credit Facility is secured by substantially all of the assets of FICC and two of its six subsidiaries, Friendly’s Restaurants Franchise, Inc. and Friendly’s International Inc. These two subsidiaries also guarantee FICC’s obligations under the New Credit Facility.

The New Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases and sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires the Company to comply with certain financial covenants. On July 23, 2004, the Company successfully obtained a limited waiver regarding a quarterly EBITDA covenant of its New Credit Facility.

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

The $35.0 million revolving credit commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of June 27, 2004 and December 28, 2003, total letters of credit outstanding were approximately $14.5 million and $13.6 million, respectively. During the six months ended June 27, 2004 and June 29, 2003, there were no drawings against the letters of credit.

The revolving credit loans bear interest at the Company’s option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the “Base Rate”) (6.50% at June 27, 2004) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (5.76% at June 27, 2004).  As of June 27, 2004 and December 28, 2003, there were no revolving credit loans outstanding and $20.5 million and $17.4 million, respectively, was available for borrowing.

The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for 2004, including assets to be acquired under capital leases, are anticipated to be between $20.0 million and $25.0 million in the aggregate, of which $15.0 million to $20.0 million is expected to be spent on restaurant operations. The Company’s actual 2004 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds anticipated to be generated from operating activities and borrowing availability under the New Credit Facility will be sufficient to meet the Company’s anticipated operating requirements, capital requirements and obligations associated with the restructuring reserves.

In January 2004, a settlement was reached in a lawsuit filed by the Company against a former administrator of one of the Company’s benefit plans.  The settlement was based on the administrator’s alleged failure to adhere to the terms of a contract and resulted in a one-time payment to the Company of approximately $3.8 million, which was received on April 2, 2004. As a result of this lawsuit, the Company incurred professional fees of approximately $0.5 million which were included in the consolidated statement of operations for the year ended December 28, 2003 and an additional $0.2 million in professional fees, which were offset against the payment in the accompanying condensed consolidated statement of operations for the six months ended June 27, 2004. The net cash proceeds were used in April 2004 in connection with the redemption of the remaining $48.2 million of Senior Notes.

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

During July 2003, the Company entered into a development agreement granting Jax Family Rest., Inc. (“Jax”) certain limited exclusive rights to operate and develop Friendly’s full-service restaurants in designated areas within Baker, Clay, Nassau, Putnam and St. John’s counties, Florida (the “Jax Agreement”). Pursuant to the Jax Agreement, Jax agreed to open 10 new restaurants over the next seven years. The Company received development fees of $0.2 million, which represent one-half of the initial franchise fees. Jax opened one new restaurant during the three months ended June 27, 2004.

The following represents the contractual obligations and commercial commitments of the Company as of June 27, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Remainder of 2004	Fiscal Years 2005 & 2006	Fiscal Years 2007 & 2008	Fiscal Years Beyond 2008
Short-term and long-term debt	$227,537	$577	$2,636	$3,179	$221,145
Capital lease and finance obligations	11,812	1,050	3,835	3,359	3,568
Operating leases	144,683	9,470	31,610	24,102	79,501
Purchase commitments	62,771	62,410	338	23	—

	Amount of Commitment Expiration by Period
Other Commercial Commitments:	Total	Remainder of 2004	Fiscal Years 2005 & 2006	Fiscal Years 2007 & 2008	Fiscal Years Beyond 2008
Letters of credit	$14,474	$—	$—	$14,474	$—

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

Pension and Other Post-Retirement Benefits -

Certain of the Company’s employees are covered under a noncontributory defined benefit pension plan. The determination of the Company’s obligation and expense for pension and other post-retirement benefits is dependent upon the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among other things, the discount rate, expected long-term rate of return on plan assets and rates of increase in health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other post-retirement obligations and expense.

Long-Lived Assets -

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its Non-Friendly Marks, which were assigned to the Company by Hershey in September 2002, for impairment on a quarterly basis. The Company recognizes impairment has occurred when the carrying value of the Non-Friendly Marks exceeds the estimated future discounted cash flows of the trademarked products. Additionally, the Company reviews long-lived assets related to each restaurant to be held and used in the business quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. The Company evaluates restaurants using a “two-year history of cash flow” as the primary indicator of potential impairment. Based on the best information available, the Company writes down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. Estimated fair market value is based on the Company’s experience selling similar properties and local market conditions, less costs to sell for properties to be disposed of. In addition, restaurants scheduled for closing are reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.

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

The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. As of June 27, 2004 and December 28, 2003, a valuation allowance of $10.1 million existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Due to ever-changing tax laws and income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. Management must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Accordingly, management believes estimates related to income taxes are critical.

Derivative Instruments and Hedging Agreements -

The Company purchases butter option contracts to minimize the impact of increases in the cost of cream. When available, options on butter futures are purchased to cover up to 50% of the cream needs of the manufacturing plant.  Option contracts are offered in the months of March, May, July, September, October and December; however, there is often not enough open interest in them to allow the Company to buy even very limited coverage without paying high premiums.

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

The Company’s commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and, accordingly, are marked to market each period, with the resulting gains or losses recognized in cost of sales. For the quarter ended June 27, 2004, losses of approximately $0.3 million were included in cost of sales related to these option contracts. There were no gains or losses recognized during the quarter ended June 29, 2003. For the six months ended June 27, 2004, gains of approximately $0.5 million were included in cost of sales related to these option contracts as compared to losses of approximately $0.3 million for the six months ended June 29, 2003.

Contingencies -

From time to time the Company is named as a defendant in legal actions arising in the ordinary course of its business. The Company does not believe that the resolutions of these claims will have a material adverse effect on the Company’s consolidated financial condition or consolidated results of operations.

Stock-Based Compensation -

The Company accounts for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Stock-based compensation cost of approximately $0.2 million related to modified option awards was included in net loss for the six months ended June 27, 2004 for the Company’s Stock Option Plan and the Company’s 2003 Incentive Plan. No stock-based compensation cost was included in net income for the six months ended June 29, 2003 for the Company’s Stock Option Plan or the Company’s 2003 Incentive Plan, as all options granted during this period had an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” the Company will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk exposure since the filing of the 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of June 27, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2004.

PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

(a)                An annual meeting of the Company’s shareholders was held on May 19, 2004.

(b)               Not applicable.

(c)                At the Annual Meeting of Shareholders, the shareholders voted on the following matters:

(1)          The election of two directors to serve until the 2007 Annual Meeting of Shareholders and

(2)          The ratification of the appointment of the independent auditors for 2004

The voting results were as follows:

Directors	Affirmative Votes	Votes Withheld
Michael J. Daly	6,183,204	253,495
Burton J. Manning	6,203,624	233,075

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term Expiring in 2005	Term Expiring in 2006
Steven L. Ezzes	Donald N. Smith
Charles A. Ledsinger, Jr.

The proposal to approve the appointment of independent auditors for 2004 was approved by shareholders as follows:

Affirmative Votes	Negative Votes	Votes Withheld
6,311,764	121,305	3,630

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

Friendly Ice Cream Corporation

By:	/s/PAUL V. HOAGLAND
	Name:	Paul V. Hoagland
	Title:	Executive Vice President of Administration
and Chief Financial Officer

Date:	July 30, 2004

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Paul V. Hoagland.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter and Paul V. Hoagland.