Form 10-Q
period 2004-09-26
FRIENDLY ICE CREAM CORP
filed 2004-10-29
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 15, 2004

Common Stock, $.01 par value	7,702,572 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 26, 2004	December 28, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,234	$25,631
Restricted cash	1,936	1,671
Accounts receivable, net	10,301	10,384
Inventories	18,654	15,669
Assets held for sale	1,463	1,448
Deferred income taxes	6,647	6,647
Prepaid expenses and other current assets	4,559	1,539
TOTAL CURRENT ASSETS	60,794	62,989
DEFERRED INCOME TAXES	2,030	—
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	165,536	165,661
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization	20,928	17,890
OTHER ASSETS	6,921	5,912
TOTAL ASSETS	$256,209	$252,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,225	$1,127
Current maturities of capital lease and finance obligations	1,489	911
Accounts payable	27,435	22,475
Accrued salaries and benefits	10,211	9,635
Accrued interest payable	4,824	2,033
Insurance reserves	10,700	10,041
Restructuring reserves	1,472	441
Other accrued expenses	15,258	19,055
TOTAL CURRENT LIABILITIES	72,614	65,718
DEFERRED INCOME TAXES	—	1,289
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	7,596	5,773
LONG-TERM DEBT, less current maturities	226,034	227,937
ACCRUED PENSION COST	14,540	16,127
OTHER LONG-TERM LIABILITIES	34,940	33,634
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock	77	75
Additional paid-in capital	142,180	140,826
Accumulated other comprehensive loss	(19,939)	(19,922)
Accumulated deficit	(221,833)	(219,005)
TOTAL STOCKHOLDERS’ DEFICIT	(99,515)	(98,026)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$256,209	$252,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

REVENUES:
Restaurant	$120,436	$127,605	$339,230	$353,775
Foodservice	29,110	30,174	82,273	83,377
Franchise	3,509	2,571	9,822	7,536
TOTAL REVENUES	153,055	160,350	431,325	444,688

COSTS AND EXPENSES:
Cost of sales	57,368	56,561	158,915	157,717
Labor and benefits	42,990	45,402	125,079	127,326
Operating expenses	29,997	28,739	82,855	82,784
General and administrative expenses	9,054	10,710	29,505	30,725
Restructuring expenses	—	—	2,627	—
Gain on litigation settlement	—	—	(3,644)	—
Write-downs of property and equipment	—	26	91	26
Depreciation and amortization	5,407	5,391	16,583	16,764
Gain on franchise sales of restaurant operations and properties	(189)	—	(1,102)	—
Loss on disposals of other property and equipment, net	153	91	661	1,499

OPERATING INCOME	8,275	13,430	19,755	27,847

OTHER EXPENSES:
Interest expense, net	5,235	6,048	16,667	18,242
Other expenses, principally debt retirement costs	—	—	9,235	—

INCOME (LOSS) BEFORE BENEFIT FROM (PROVISION FOR) INCOME TAXES	3,040	7,382	(6,147)	9,605

Benefit from (provision for) income taxes	563	(2,067)	3,319	(2,689)

NET INCOME (LOSS)	$3,603	$5,315	$(2,828)	$6,916

BASIC NET EARNINGS (LOSS) PER SHARE	$0.47	$0.71	$(0.37)	$0.93

DILUTED NET EARNINGS (LOSS) PER SHARE	$0.46	$0.70	$(0.37)	$0.91

WEIGHTED AVERAGE SHARES:
Basic	7,695	7,452	7,611	7,436
Diluted	7,869	7,606	7,611	7,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 26, 2004	September 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,828)	$6,916
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock compensation expense	427	184
Depreciation and amortization	16,583	16,764
Write-offs of deferred financing costs	2,445	44
Write-downs of property and equipment	91	26
Deferred income tax (benefit) expense	(3,319)	2,323
(Gain) loss on disposals of other property and equipment, net	(459)	1,499
Changes in operating assets and liabilities:
Accounts receivable	83	401
Inventories	(2,985)	1,885
Other assets	(3,585)	(1,707)
Accounts payable	4,960	(1,337)
Accrued expenses and other long-term liabilities	979	(4,086)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,392	22,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,554)	(21,291)
Proceeds from sales of property and equipment	4,048	63
Purchases of marketable securities	(1,022)	—
Proceeds from sales of marketable securites	89	—
NET CASH USED IN INVESTING ACTIVITIES	(12,439)	(21,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	175,000	—
Proceeds from other borrowings	16,750	—
Repayments of debt	(193,555)	(3,510)
Payments of deferred financing costs	(6,625)	—
Repayments of capital lease and finance obligations	(849)	(1,192)
Stock options exercised	929	228
NET CASH USED IN FINANCING ACTIVITIES	(8,350)	(4,474)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,397)	(2,790)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,631	34,341
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,234	$31,551

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$13,298	$13,435
Income taxes	24	961
Capital lease obligations incurred	3,250	680
Lease incentive equipment received	—	243

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information –

The accompanying condensed consolidated financial statements as of September 26, 2004 and for the three and nine months ended September 26, 2004 and September 28, 2003 are unaudited, but, in the opinion of management, include all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive income (loss) of Friendly Ice Cream Corporation (“FICC”) and subsidiaries (unless the context indicates otherwise, collectively, the “Company”). Such adjustments consist solely of normal recurring accruals. Operating results for the three and nine month periods ended September 26, 2004 and September 28, 2003 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company’s business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company’s consolidated financial statements, including the notes thereto, which are contained in the 2003 Annual Report on Form 10-K should be read in conjunction with these condensed consolidated financial statements. Capitalized terms not otherwise defined herein should be referenced to the 2003 Annual Report on Form 10-K.

Use of Estimates in the Preparation of Financial Statements -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, recoverability of accounts receivable, income tax valuation allowances and pension and other post-retirement benefits expense. Actual amounts could differ significantly from the estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts –

At September 26, 2004 and December 28, 2003, accounts receivable of $10,301,000 and $10,384,000 were net of allowances for doubtful accounts totaling $485,000 and $696,000, respectively. Accounts receivable consists primarily of amounts due from the sale of products to franchisees and supermarkets. Accounts receivable also includes amounts related to franchise royalties, rents and other miscellaneous items.

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

Restricted Cash -

RIC is required to hold assets in trust whose value is at least equal to certain of RIC’s outstanding estimated insurance claim liabilities. Accordingly, as of September 26, 2004 and December 28, 2003, cash of $1,936,000 and $1,671,000, respectively, was restricted.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following at September 26, 2004 and December 28, 2003 (in thousands):

	September 26, 2004	December 28, 2003

Raw materials	$2,354	$1,557
Goods in process	68	114
Finished goods	16,232	13,998
Total	$18,654	$15,669

Long-Lived Assets –

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

During the quarter ended September 26, 2004, the Company committed to a plan to close and sell four underperforming restaurants. The Company has determined that the plan of sale criteria in SFAS No. 144 has been met.  Accordingly, the carrying value of these properties is separately presented as Assets Held For Sale in the accompanying condensed consolidated balance sheets as of September 26, 2004 and December 28, 2003. The carrying value of these properties was not adjusted since the carrying value for each property is less than the estimated fair market value less costs to sell.

SFAS No. 144 also requires the results of operations of a component entity that is classified as held for sale or that has been disposed of to be reported as discontinued operations in the statement of operations if certain conditions are met. These conditions include commitment to a plan of disposal after the effective date of this statement, elimination of the operations and cash flows of the component entity from the ongoing operations of the company and no significant continuing involvement in the operations of the component entity after the disposal transaction. The results of operations, and any related gain or loss, of stores meeting all of these conditions that were disposed of in 2004 or classified as held for sale at September 26, 2004 were not material for the quarters or nine months ended September 26, 2004 and September 28, 2003.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs and sublease income. Accordingly, actual results could vary significantly from estimates.

During the nine months ended September 26, 2004, the Company determined that the carrying value of a vacant restaurant land parcel and the carrying value of one restaurant property exceeded their estimated fair market values less cost to sell.  The carrying values were reduced by an aggregate of $91,000. During the nine months ended September 28, 2003, the Company determined that the carrying value of one land parcel exceeded its estimated fair market value less cost to sell.  The carrying value was reduced by $26,000.

Other Assets –

Other assets included notes receivable of $4,554,000 and $4,638,000, which were net of allowances for doubtful accounts totaling $263,000 and $313,000, as of September 26, 2004 and December 28, 2003, respectively. Also included in other assets as of September 26, 2004 and December 28, 2003 were payments made to fronting insurance carriers of $1,402,000 and $1,211,000, respectively, to establish loss escrow funds.

Other Accrued Expenses-

Other accrued expenses consisted of the following at September 26, 2004 and December 28, 2003 (in thousands):

	September 26, 2004	December 28, 2003

Accrued advertising	$3,443	$1,554
Accrued rent	3,155	2,416
Accrued meals and other taxes	2,451	2,947
Gift cards outstanding	1,882	3,975
Accrued construction costs	918	2,331
Unearned revenues	881	894
Accrued bonus	807	2,853
All other	1,721	2,085
Total	$15,258	$19,055

Income Taxes -

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. As of September 26, 2004 and December 28, 2003, a valuation allowance of $10,130,000 existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

Derivative Instruments and Hedging Agreements –

The Company enters into commodity option contracts from time to time to manage dairy cost pressures. The Company’s commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and, accordingly, are marked to market each period, with the resulting gains or losses recognized in cost of sales. There were no gains or losses recognized during the quarters ended September 26, 2004 and September 28, 2003. For the nine months ended September 26, 2004, gains of approximately $523,000 were included in cost of sales related to these option contracts as compared to losses of approximately $290,000 for the nine months ended September 28, 2003.

Marketable Securities -

The Company accounts for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  At September 26, 2004, the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ deficit.  The Company follows its investment managers’ methods of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which is the average cost method.  Realized gains and losses are included in other expenses, principally debt retirement costs in the accompanying condensed consolidated statements of operations.

Lease Guarantees and Contingencies –

Primarily as a result of the Company’s refranchising efforts, the Company remains liable for certain lease assignments and guarantees. These leases have varying terms, the latest of which expires in 2020. As of September 26, 2004, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was $8,140,000. The present value of these potential payments discounted at the Company’s pre-tax cost of debt at September 26, 2004 was $5,904,000. The Company generally has cross-default provisions with franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. The Company believes these cross-default provisions significantly reduce the risk that the Company will be required to make payments under these leases and, historically, the Company has not been required to make such payments. Additionally, as of September 26, 2004, the Company has no reason to believe that the franchisees will be unable to fulfill their obligations. Accordingly, no liability has been recorded for exposure under such leases at September 26, 2004 and December 28, 2003.

(Loss) Earnings Per Share –

Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 133,989 and 158,236 for the three months ended September 26, 2004 and September 28, 2003, respectively. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted (loss) earnings per share because to do so would have been antidilutive, was 271,404 and 195,626 for the nine months ended September 26, 2004 and September 28, 2003, respectively.

Presented below is the reconciliation between basic and diluted weighted average shares for the three and nine months ended September 26, 2004 and September 28, 2003 (in thousands):

	For the Three Months Ended
	Basic		Diluted
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Weighted average number of common shares outstanding during the period	7,695	7,452	7,695	7,452
Adjustments:
Assumed exercise of stock options	—	—	174	154
Weighted average number of shares outstanding	7,695	7,452	7,869	7,606

	For the Nine Months Ended
	Basic		Diluted
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Weighted average number of common shares outstanding during the period	7,611	7,436	7,611	7,436
Adjustments:
Assumed exercise of stock options	—	—	—	141
Weighted average number of shares outstanding	7,611	7,436	7,611	7,577

Stock-Based Compensation –

The Company accounts for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Stock-based compensation cost of approximately $222,000 related to modified option awards was included in net loss for the nine months ended September 26, 2004 for the Company’s Stock Option Plan and the Company’s 2003 Incentive Plan. No stock-based compensation cost was included in net income for the nine months ended September 28, 2003 for the Company’s Stock Option Plan or the Company’s 2003 Incentive Plan, as all options granted during this period had an exercise price equal to the market value of the stock on the date of grant.

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

In accordance with SFAS No. 148, the following table presents the effect on net income (loss) and net income (loss) per share had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Net income (loss) as reported	$3,603	$5,315	$(2,828)	$6,916

Add stock-based compensation expense included in reported net loss, net of related income tax benefit	—	—	131	—
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(103)	(97)	(315)	(273)
Pro forma net income (loss)	$3,500	$5,218	$(3,012)	$6,643

Basic net income (loss) per share, as reported	$0.47	$0.71	$(0.37)	$0.93
Basic net income (loss) per share, pro forma	$0.45	$0.64	$(0.39)	$0.85

Diluted net income (loss) per share, as reported	$0.46	$0.70	$(0.37)	$0.91
Diluted net income (loss) per share, pro forma	$0.44	$0.63	$(0.39)	$0.83

Reclassifications –

Certain prior year amounts have been reclassified to conform with current year presentation, including $771,000 and $2,328,000 from operating expenses to general and administrative expenses for the three and nine months ended September 28, 2003, respectively.

Recently Issued Accounting Pronouncements –

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. On May 19, 2004, the FASB issued Financial Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) to discuss certain accounting and disclosure issues raised by the Act. FSP 106-2 addresses accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans and disclosure requirements for plans for which the employer has not yet been able to determine actuarial equivalency. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004 (the quarter ending September 26, 2004 for the Company).

Actuarial equivalence will be determined under regulations issued by the Centers for Medicare & Medicaid Services (“CMS”).  Based on proposed CMS regulations issued to date, the Company is unable to conclude whether benefits provided are at least actuarially equivalent to benefits available through Medicare Part D.  Therefore, the reported net periodic postretirement benefit cost and the accumulated postretirement benefit obligation of the Company’s postretirement plan in the accompanying condensed consolidated financial statements and notes thereto does not reflect the effects of the Act. The Company does not believe at this time that the effects of the Act, once determined, will materially affect the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost reported in future periods.

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

2. DEBT

Debt at September 26, 2004 and December 28, 2003 consisted of the following (in thousands):

	September 26, 2004	December 28, 2003

New Senior Notes, 8 3/8%, due June 15, 2012	$175,000	$—
Senior Notes, 10 1/2%, originally due December 1, 2007	—	175,977
Revolving credit loans, due June 30, 2007	—	—
Mortgage loans, due October 1, 2004 through January 1, 2022	52,259	53,087
Total debt	227,259	229,064
Less: current portion	(1,225)	(1,127)
Total long-term debt	$226,034	$227,937

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

In February 2004, the Company announced a cash tender offer and consent solicitation for the $175,977,000 of Senior Notes to be financed with the proceeds from a private offering of new senior notes (the “New Senior Notes”), available cash and an amended New Credit Facility (the “2004 Refinancing”).  In March 2004, $127,357,000 of aggregate principal amount of Senior Notes were purchased at the tender offer and consent solicitation price of 104% of the principal amount and $476,000 of aggregate principal amount of Senior Notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48,144,000 of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.  The Senior Notes would have matured on December 1, 2007.  Interest on the Senior Notes was payable at 10.5% per annum semi-annually on June 1 and December 1 of each year.  In connection with the tender offer, the Company wrote off unamortized deferred financing costs of $2,445,000 and paid a premium of $6,790,000 that was included in the accompanying condensed consolidated statement of operations for the nine months ended September 26, 2004.

The $175,000,000 of New Senior Notes issued in March 2004 are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The New Senior Notes mature on June 15, 2012. Interest on the New Senior Notes is payable at 8.375% per annum semi-annually on June 15 and December 15 of each year.  The New Senior Notes are redeemable, in whole or in part, at any time on or after June 15, 2008 at FICC’s option at redemption prices from 104.188% to 100.00%, based on the redemption date.  In addition, at any time prior to June 15, 2007, FICC may redeem, subject to certain conditions, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds of one or more qualified equity offerings, as defined, at a redemption price of 108.375% of the principal amount, plus accrued interest.

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

The New Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases and sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires the Company to comply with certain financial covenants. On July 23, 2004, the Company successfully obtained a limited waiver regarding a quarterly EBITDA covenant of its New Credit Facility as of the June 27, 2004 measurement date.

On October 19, 2004, the Company successfully obtained a limited waiver regarding certain quarterly financial covenants of its New Credit Facility, which the Company was not in full compliance with at September 26, 2004. At this time, the Company believes that it again will not be in compliance with these financial covenants as of January 2, 2005. Based on ongoing discussions with its lenders, its projected limited use of the revolver portion of the facility and its projected liquidity related to the fourth quarter and beyond, the Company believes a covenant waiver, amendment to the existing facility or new credit facility will be secured. In the event that the Company is not able to remedy such covenant violations at January 2, 2005, a technical default could be triggered with the Company's New Senior Notes, which would require a waiver or an amendment of that facility in order to maintain the current payment schedule of those notes.

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

The $35,000,000 revolving credit commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of September 26, 2004 and December 28, 2003, total letters of credit outstanding were $14,474,000 and $13,550,000, respectively. During the nine months ended September 26, 2004 and September 28, 2003, there were no drawings against the letters of credit.

The revolving credit loans bear interest at the Company’s option at either (a) the Base Rate plus the applicable margin in effect from time to time (the “Base Rate”) (7.25% at September 26, 2004) or (b) the Eurodollar rate plus the applicable margin in effect from time to time (the “Eurodollar Rate”) (6.27% at September 26, 2004).  As of September 26, 2004 and December 28, 2003, there were no revolving credit loans outstanding and $20,526,000 and $16,450,000, respectively, was available for borrowing.

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

The Mortgage Financing has a maturity date of January 1, 2022 and is amortized over 20 years. Interest on $10,000,000 of the original $55,000,000 from the Mortgage Financing is variable and is the sum of the 30-day LIBOR rate in effect (1.84% at September 26, 2004) plus 6% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The remaining $45,000,000 of the original $55,000,000 from the Mortgage Financing bears interest at a fixed annual rate of 10.16%. Each promissory note may be prepaid in full. The variable rate notes are subject to prepayment penalties during the first five years. The fixed rate notes may not be prepaid without the Company providing the note holders with a yield maintenance premium.

The Mortgage Financing requires the Company to maintain a fixed charge coverage ratio, as defined, of at least 1.10 to 1 and each LLC to maintain a fixed charge coverage ratio, as defined, on an aggregate restaurant basis of at least 1.25 to 1, in each case calculated as of the last day of each fiscal year. The Company is in compliance with these covenants.

3. INTANGIBLE ASSETS AND DEFERRED COSTS

Intangible assets and deferred costs as of September 26, 2004 and December 28, 2003 were (in thousands):

	September 26, 2004	December 28, 2003

1988 Non-Friendly Marks amortized over 40 years on a straight-line basis	$18,650	$18,650
Deferred financing costs amortized over the terms of the related loans on an effective yield basis	10,121	10,486
Other	1,083	876
Intangible assets and deferred costs	29,854	30,012
Less: accumulated amortization	(8,926)	(12,122)
Net	$20,928	$17,890

In connection with the 2004 Refinancing, the Company wrote off unamortized deferred financing costs related to the tender offer for the Senior Notes in March 2004 and the redemption of the remaining Senior Notes in April 2004 of $1,788,000 and $657,000, respectively. The $2,445,000 was included in other expenses, principally debt retirement costs in the accompanying condensed consolidated statement of operations for the nine months ended September 26, 2004. Additionally, the Company incurred $6,550,000 of costs associated with the issuance of the New Senior Notes and the amendment to the New Credit Facility, which were included in intangible assets and deferred costs in the accompanying condensed consolidated balance sheet as of September 26, 2004. These costs will be amortized over the terms of the New Senior Notes and the amended New Credit Facility.

Amortization expense was $451,000 and $426,000 for the three months ended September 26, 2004 and September 28, 2003, respectively. Amortization expense was $1,349,000 and $1,282,000 for the nine months ended September 26, 2004 and September 28, 2003, respectively.

Future amortization expense related to these intangible assets and deferred costs as of September 26, 2004 was (in thousands):

Year	Amount

2004	$473
2005	1,804
2006	1,798
2007	1,628
2008	1,462
Thereafter	13,763
Total	$20,928

4. WRITE-DOWNS OF PROPERTY AND EQUIPMENT AND PROPERTY HELD FOR SALE

During the quarter ended September 26, 2004, the Company committed to a plan to close and sell four underperforming restaurants. The Company has determined that the plan of sale criteria in SFAS No. 144 has been met.  Accordingly, the carrying value of these properties is separately presented as Assets Held For Sale in the accompanying condensed consolidated balance sheets as of September 26, 2004 and December 28, 2003. The carrying value of these properties was not adjusted since the carrying value for each property is less than the estimated fair market value less costs to sell.

SFAS No. 144 also requires the results of operations of a component entity that is classified as held for sale or that has been disposed of to be reported as discontinued operations in the statement of operations if certain conditions are met. These conditions include commitment to a plan of disposal after the effective date of this statement, elimination of the operations and cash flows of the component entity from the ongoing operations of the company and no significant continuing involvement in the operations of the component entity after the disposal transaction. The Company adopted SFAS No. 144 on December 31, 2001. The results of operations and any related gain or loss associated with all closings or properties held for sale since the adoption of SFAS No. 144 were immaterial. In addition, with the Company’s high market penetration in New England, the closing of these restaurants benefited other Company-operated restaurants. Therefore, the results of operations and any related gain or loss have been included in income from operations in the Company’s financial statements for the three and nine-month periods ended September 26, 2004 and September 28, 2003.

The table below identifies the components of the “Loss on disposals of other property and equipment, net” as shown on the consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Restaurant assets retired due to remodeling	$22	$47	$195	$945
Restaurant equipment assets retired due to replacement	131	103	290	302
Loss on property held for disposition	—	148	—	289
Loss on property not held for disposition	—	—	63	—
All other	—	(207)	113	(37)
Loss on disposals of other property property and equipment, net	$153	$91	$661	$1,499

During the nine months ended September 26, 2004, the Company determined that the carrying value of a vacant restaurant land parcel and the carrying value of one restaurant property exceeded their estimated fair values less cost to sell.  The carrying values were reduced by an aggregate of $91,000. During the nine months ended September 28, 2003, the Company determined that the carrying value of one land parcel exceeded its estimated fair value less cost to sell.  The carrying value was reduced by $26,000.

5. EMPLOYEE BENEFIT PLANS

The components of net periodic pension benefit for the three and nine months ended September 26, 2004 and September 28, 2003 were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Service cost	$—	$553	$—	$1,658
Interest cost	1,651	1,606	4,953	4,818
Expected return on assets	(2,348)	(2,274)	(7,043)	(6,823)
Net amortization:
Unrecognized prior service benefit	—	(319)	—	(959)
Unrecognized net actuarial loss	168	153	503	455

Net periodic pension benefit	$(529)	$(281)	$(1,587)	$(851)

The Company provides health care and life insurance benefits to certain groups of employees upon retirement. The components of the net postretirement benefit cost for the three and nine months ended September 26, 2004 and September 28, 2003 were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Service cost	$28	$25	$84	$74
Interest cost	116	117	348	352
Recognized actuarial loss	23	16	68	47
Net amortization of unrecognized prior service benefit	(35)	(36)	(106)	(107)

Net postretirement benefit cost	$132	$122	$394	$366

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. On May 19, 2004, the FASB issued Financial Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) to discuss certain accounting and disclosure issues raised by the Act. FSP 106-2 addresses accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans and disclosure requirements for plans for which the employer has not yet been able to determine actuarial equivalency. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004 (the quarter ending September 26, 2004 for the Company).

Actuarial equivalence will be determined under regulations issued by the Centers for Medicare & Medicaid Services (“CMS”).  Based on proposed CMS regulations issued to date, the Company is unable to conclude whether benefits provided are at least actuarially equivalent to benefits available through Medicare Part D.  Therefore, the reported net periodic postretirement benefit cost and the accumulated postretirement benefit obligation of the Company’s postretirement plan in the accompanying condensed consolidated financial statements and notes thereto does not reflect the effects of the Act. The Company does not believe at this time that the effects of the Act, once determined, will materially affect the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost reported in future periods.

6. SEGMENT REPORTING

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

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(in thousands)		(in thousands)
Revenues:
Restaurant	$120,436	$127,605	$339,230	$353,775
Foodservice	65,088	66,352	182,364	183,311
Franchise	3,509	2,571	9,822	7,536
Total	$189,033	$196,528	$531,416	$544,622

Intersegment revenues:
Restaurant	$—	$—	$—	$—
Foodservice	(35,978)	(36,178)	(100,091)	(99,934)
Franchise	—	—	—	—
Total	$(35,978)	$(36,178)	$(100,091)	$(99,934)

External revenues:
Restaurant	$120,436	$127,605	$339,230	$353,775
Foodservice	29,110	30,174	82,273	83,377
Franchise	3,509	2,571	9,822	7,536
Total	$153,055	$160,350	$431,325	$444,688

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(in thousands)		(in thousands)

EBITDA:
Restaurant	$11,932	$17,308	$32,688	$41,791
Foodservice	3,323	5,573	9,726	14,020
Franchise	2,506	1,769	6,909	5,332
Corporate	(4,084)	(5,539)	(14,211)	(15,019)
Gain (loss) on property and equipment, net	5	(264)	300	(1,487)
Restructuring expenses	—	—	(2,627)	—
Gain on litigation settlement	—	—	3,644	—
Less pension benefit included in reporting segments	(529)	(281)	(1,587)	(851)
Total	$13,153	$18,566	$34,842	$43,786

Interest expense, net-Corporate	$5,235	$6,048	$16,667	$18,242

Other expenses, principally debt retirement costs	$—	$—	$9,235	$—

Depreciation and amortization:
Restaurant	$3,723	$3,648	$11,417	$11,412
Foodservice	818	770	2,514	2,253
Franchise	67	39	183	116
Corporate	799	934	2,469	2,983
Total	$5,407	$5,391	$16,583	$16,764

Other non-cash (income) expense:
Net periodic pension benefit	$(529)	$(281)	$(1,587)	$(851)
Write-downs of property and equipment	—	26	91	26
Total	$(529)	$(255)	$(1,496)	$(825)

Income (loss) before benefit from (provision for) income taxes:
Restaurant	$8,209	$13,660	$21,271	$30,379
Foodservice	2,505	4,803	7,212	11,767
Franchise	2,439	1,730	6,726	5,216
Corporate	(10,118)	(12,521)	(42,582)	(36,244)
Gain (loss) on property and equipment, net	5	(290)	209	(1,513)
Restructuring expenses	—	—	(2,627)	—
Gain on litigation settlement	—	—	3,644	—
Total	$3,040	$7,382	$(6,147)	$9,605

	For the Nine Months Ended September 26, 2004	For the Year Ended December 28, 2003
	(in thousands)

Capital expenditures, including assets acquired under capital leases:
Restaurant	$16,718	$25,024
Foodservice	1,188	4,862
Corporate	898	1,830
Total	$18,804	$31,716

	September 26, 2004	December 28, 2003
	(in thousands)
Total assets:
Restaurant	$153,924	$152,228
Foodservice	42,548	39,404
Franchise	8,090	8,644
Corporate	51,647	52,176
Total	$256,209	$252,452

7. RESTRUCTURING RESERVES

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

The following represents the reserves and activity associated with the March 2004, October 2001 and March 2000 restructurings (in thousands):

	For the Nine Months Ended September 26, 2004
	Restructuring Reserves as of December 28, 2003	Expense	Costs Paid	Restructuring Reserves as of September 26, 2004

Rent	$319	$—	$(165)	$154
Utilities and real estate taxes	40	—	(16)	24
Severence pay	—	2,549	(1,284)	1,265
Outplacement services	—	78	(78)	—
Other	82	—	(53)	29
Total	$441	$2,627	$(1,596)	$1,472

	For the Nine Months Ended September 28, 2003
	Restructuring Reserves as of December 29, 2002	Expense	Costs Paid	Restructuring Reserves as of September 28, 2003

Rent	$679	$—	$(216)	$463
Utilities and real estate taxes	121	—	(85)	36
Equipment	77	—	(77)	—
Other	60	—	(29)	31
Total	$937	$—	$(407)	$530

Based on information currently available, management believes that the restructuring reserves as of September 26, 2004 were adequate and not excessive.

8. GAIN ON LITIGATION SETTLEMENT

In January 2004, the Company reached a settlement in a lawsuit filed against a former administrator of one of the Company’s benefit plans.  The settlement was based on the administrator’s alleged failure to adhere to the terms of a contract and resulted in a one-time payment to the Company of $3,775,000, which was received on April 2, 2004. As a result of this lawsuit, the Company incurred professional fees of approximately $500,000 which were included in the consolidated statement of operations for the year ended December 28, 2003 and an additional $131,000 in professional fees that were offset against the payment in the accompanying condensed consolidated statement of operations for the nine months ended September 26, 2004.

9. FRANCHISE TRANSACTIONS

On September 13, 2004, the Company sold leasehold improvements and equipment and assigned the lease for one refranchised location and sold equipment at three other refranchised locations to the existing franchisee.  In addition, as part of the Company’s agreement with the franchisee, the franchisee committed to open five new restaurants in the Dayton, OH market over the next six years with an option to open an additional five restaurants in the following five years.  Gross proceeds from the sale were approximately $800,000, of which $130,000 was for franchise fees and $670,000 was for the sale of assets and lease assignment.  In September 2004, the Company recorded $130,000 of franchise fee revenue and recognized a gain of approximately $206,000 related to the sale of assets.

On March 5, 2004, the Company sold the real property and equipment for one refranchised location and assigned the lease and sold the equipment for a second refranchised location to the existing franchisee. Gross proceeds from the sale were approximately $485,000, of which $70,000 was for franchise fees and $415,000 was for the sale of assets and lease assignment. In March 2004, the Company recorded $70,000 as franchise fee revenue and recognized a gain of approximately $248,000 related to the sale of assets.

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

During July 2003, the Company entered into a development agreement granting Jax Family Rest., Inc. (“Jax”) certain limited exclusive rights to operate and develop Friendly’s full-service restaurants in designated areas within Baker, Clay, Nassau, Putnam and St. John’s counties, Florida (the “Jax Agreement”). Pursuant to the Jax Agreement, Jax agreed to open 10 new restaurants over the next seven years. The Company received development fees of $155,000, which represent one-half of the initial franchise fees. The $155,000 will be recognized into income as restaurants are opened. During the nine months ended September 26, 2004, Jax opened one new restaurant.

In December 2000, the Company and its first franchisee, Friendco Restaurants Inc. (“Friendco”), a subsidiary of Davco Restaurants, Inc. (“Davco”), agreed to terminate Friendco’s rights as the exclusive developer of new Friendly’s restaurants in Maryland, Delaware, the District of Columbia and northern Virginia. Friendco also obtained the right to close existing franchised locations subject, however, to liquidated damages on 22 of its 48 franchise agreements. During the year ended December 30, 2001, Friendco transferred its rights to three franchised locations to a third party and closed two restaurants.  During the year ended December 29, 2002, Friendco transferred its rights to 24 additional franchised locations to six separate third parties and closed six restaurants. During the year ended December 28, 2003, Friendco closed five restaurants and transferred its rights to three additional franchised locations to two third parties. During June 2003, the Company entered into a Settlement Agreement and Mutual General Release with Davco releasing Davco from all obligations and guarantees related to leases associated with the franchised locations and providing for a payment of $250,000 to the Company, which was recorded as revenue in the year ended December 28, 2003. During the nine months ended September 26, 2004, Friendco closed two restaurants and transferred its rights to two franchised locations to two third parties and at September 26, 2004, retained one franchised restaurant.

10. DEFERRED COMPENSATION PLAN

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

The Company accounts for the Deferred Comp Plan in accordance with Emerging Issues Task Force No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested.” The investments of the rabbi trust are included in other assets in the accompanying condensed consolidated balance sheet as of September 26, 2004. A corresponding liability is included in other long-term liabilities.

The Deferred Comp Plan assets consisted of investments in marketable securities classified as available-for-sale and reported at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ deficit.  The Company followed its investment managers’ methods of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which was the average cost method.  Realized gains and losses were included in other expenses, principally debt retirement costs in the accompanying condensed consolidated statements of operations for the three and nine months ended September 26, 2004. Compensation expense, which offset the changes in the corresponding liability, was included in general and administrative expenses for the three and nine months ended September 26, 2004. Net unrealized losses of $17,000 were recorded as of September 26, 2004 and net realized losses of $1,000 were recorded during the nine months ended September 26, 2004.

11. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligations related to the New Senior Notes are guaranteed fully and unconditionally by one of FICC’s wholly owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Restaurant Insurance Corporation, Friendly’s Realty I, LLC, Friendly’s Realty II, LLC and Friendly’s Realty III, LLC (collectively, the “Non-guarantor Subsidiaries”). All of the LLCs’ assets were owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs’ assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of September 26, 2004 and December 28, 2003 and for the three months and nine months ended September 26, 2004 and September 28, 2003 were not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of September 26, 2004

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$13,756	$1,383	$2,095	$—	$17,234
Restricted cash	—	—	1,936	—	1,936
Accounts receivable, net	8,530	1,771	—	—	10,301
Inventories	18,654	—	—	—	18,654
Assets held for sale	835	—	628	—	1,463
Deferred income taxes	6,559	18	—	70	6,647
Prepaid expenses and other current assets	10,543	1,992	7,778	(15,754)	4,559
Total current assets	58,877	5,164	12,437	(15,684)	60,794
Deferred income taxes	1,895	205	—	(70)	2,030
Property and equipment, net	120,353	—	45,183	—	165,536
Intangibles and deferred costs, net	18,596	—	2,332	—	20,928
Investments in subsidiaries	7,351	—	—	(7,351)	—
Other assets	6,006	11,456	915	(11,456)	6,921

Total assets	$213,078	$16,825	$60,867	$(34,561)	$256,209

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$9,265	$—	$1,225	$(7,776)	$2,714
Accounts payable	27,435	—	—	—	27,435
Accrued expenses	40,069	4,133	6,125	(7,862)	42,465
Total current liabilities	76,769	4,133	7,350	(15,638)	72,614
Long-term obligations, less current maturities	182,596	—	51,034	—	233,630
Other long-term liabilities	53,228	921	6,903	(11,572)	49,480
Stockholders’ (deficit) equity	(99,515)	11,771	(4,420)	(7,351)	(99,515)

Total liabilities and stockholders’ (deficit) equity	$213,078	$16,825	$60,867	$(34,561)	$256,209

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended September 26, 2004

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$150,164	$2,891	$—	$—	$153,055

Costs and expenses:
Cost of sales	57,368	—	—	—	57,368
Labor and benefits	42,990	—	—	—	42,990
Operating expenses and write-downs of property and equipment	31,736	—	(1,739)	—	29,997
General and administrative expenses	7,899	1,155	—	—	9,054
Depreciation and amortization	4,849	—	558	—	5,407
Gain on franchise sales of restaurant operations and properties	(189)	—	—	—	(189)
Loss on disposals of other property and equipment, net	140	—	13	—	153
Interest expense, net	4,103	—	1,132	—	5,235

Income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	1,268	1,736	36	—	3,040

Benefit from (provision for) income taxes	1,325	(712)	(50)	—	563

Income (loss) before equity in net income of consolidated subsidiaries	2,593	1,024	(14)	—	3,603

Equity in net income of consolidated subsidiaries	1,010	—	—	(1,010)	—

Net income (loss)	$3,603	$1,024	$(14)	$(1,010)	$3,603

Supplemental Condensed Consolidating Statement of Operations

For the Nine months Ended September 26, 2004

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$423,217	$8,108	$—	$—	$431,325

Costs and expenses:
Cost of sales	158,915	—	—	—	158,915
Labor and benefits	125,079	—	—	—	125,079
Operating expenses and write-downs of property and equipment	88,157	—	(5,211)	—	82,946
General and administrative expenses	26,040	3,465	—	—	29,505
Restructuring expenses	2,627	—	—	—	2,627
Gain on litigation settlement	(3,644)	—	—	—	(3,644)
Depreciation and amortization	14,898	—	1,685	—	16,583
Gain on franchise sales of restaurant operations and properties	(1,102)	—	—	—	(1,102)
Loss on disposals of other property and equipment, net	645	—	16	—	661
Interest expense, net	13,280	—	3,387	—	16,667
Other expenses, principally debt retirement costs	9,235	—	—	—	9,235

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(10,913)	4,643	123	—	(6,147)

Benefit from (provision for) income taxes	5,370	(1,904)	(147)	—	3,319

(Loss) income before equity in net income of consolidated subsidiaries	(5,543)	2,739	(24)	—	(2,828)

Equity in net income of consolidated subsidiaries	2,715	—	—	(2,715)	—

Net (loss) income	$(2,828)	$2,739	$(24)	$(2,715)	$(2,828)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine months Ended September 26, 2004

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$11,526	$(790)	$1,392	$264	$12,392

Cash flows from investing activities:
Purchases of property and equipment	(15,554)	—	—	—	(15,554)
Proceeds from sales of property and equipment	4,048	—	—	—	4,048
Purchases of marketable securities	(1,022)	—	—	—	(1,022)
Proceeds from sales of marketable securities	89	—	—	—	89
Return of investment in subsidiary	551	—	—	(551)	—
Net cash used in investing activities	(11,888)	—	—	(551)	(12,439)

Cash flows from financing activities:
Proceeds from issuance of senior notes	175,000	—	—	—	175,000
Proceeds from other borrowings	16,750	—	—	—	16,750
Repayments of obligations	(193,576)	—	(828)	—	(194,404)
Payments of deferred financing costs	(6,625)	—	—	—	(6,625)
Stock options exercised	929	—	—	—	929
Reinsurance deposits received	—	—	1,131	(1,131)	—
Reinsurance payments made from deposits	—	—	(867)	867	—
Dividends paid	—	—	(551)	551	—
Net cash used in financing activities	(7,522)	—	(1,115)	287	(8,350)

Net (decrease) increase in cash and cash equivalents	(7,884)	(790)	277	—	(8,397)

Cash and cash equivalents, beginning of period	21,640	2,173	1,818	—	25,631

Cash and cash equivalents, end of period	$13,756	$1,383	$2,095	$—	$17,234

Supplemental disclosures:
Interest paid	$9,891	$—	$3,407	$—	$13,298
Income taxes (refunded) paid	(1,653)	1,529	148	—	24
Capital lease obligations incurred	3,250	—	—	—	3,250

Supplemental Condensed Consolidating Balance Sheet

As of December 28, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$21,640	$2,173	$1,818	$—	$25,631
Restricted cash	—	—	1,671	—	1,671
Accounts receivable, net	9,163	1,221	—	—	10,384
Inventories	15,669	—	—	—	15,669
Assets held for sale	819	—	629	—	1,448
Deferred income taxes	6,559	18	—	70	6,647
Prepaid expenses and other current assets	7,148	1,469	7,778	(14,856)	1,539
Total current assets	60,998	4,881	11,896	(14,786)	62,989
Deferred income taxes	—	205	—	(205)	—
Property and equipment, net	118,940	—	46,721	—	165,661
Intangibles and deferred costs, net	15,396	—	2,494	—	17,890
Investments in subsidiaries	5,187	—	—	(5,187)	—
Other assets	4,997	8,582	915	(8,582)	5,912

Total assets	$205,518	$13,668	$62,026	$(28,760)	$252,452

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$8,687	$—	$1,127	$(7,776)	$2,038
Accounts payable	22,475	—	—	—	22,475
Accrued expenses	38,076	3,893	6,146	(6,910)	41,205
Total current liabilities	69,238	3,893	7,273	(14,686)	65,718
Deferred income taxes	1,424	—	—	(135)	1,289
Long-term obligations, less current maturities	181,750	—	51,960	—	233,710
Other long-term liabilities	51,132	743	6,638	(8,752)	49,761
Stockholders’ (deficit) equity	(98,026)	9,032	(3,845)	(5,187)	(98,026)

Total liabilities and stockholders’ (deficit) equity	$205,518	$13,668	$62,026	$(28,760)	$252,452

Suspplemental Condensed Consolidating Statement of Operations

For the Three Months Ended September 28, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$158,083	$2,267	$—	$—	$160,350

Costs and expenses:
Cost of sales	56,561	—	—	—	56,561
Labor and benefits	45,402	—	—	—	45,402
Operating expenses and write-downs of property and equipment	30,505	—	(1,740)	—	28,765
General and administrative expenses	9,552	1,158	—	—	10,710
Depreciation and amortization	4,821	—	570	—	5,391
Loss on disposals of other property and equipment, net	88	—	3	—	91
Interest expense, net	4,883	—	1,165	—	6,048

Income before provision for income taxes and equity in net income of consolidated subsidiaries	6,271	1,109	2	—	7,382

Provision for income taxes	(1,561)	(455)	(51)	—	(2,067)

Income (loss) before equity in net income of consolidated subsidiaries	4,710	654	(49)	—	5,315

Equity in net income of consolidated subsidiaries	605	—	—	(605)	—

Net income (loss)	$5,315	$654	$(49)	$(605)	$5,315

Supplemental Condensed Consolidating Statement of Operations

For the Nine months Ended September 28, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$438,247	$6,441	$—	$—	$444,688

Costs and expenses:
Cost of sales	157,717	—	—	—	157,717
Labor and benefits	127,326	—	—	—	127,326
Operating expenses and write-downs of property and equipment	88,009	—	(5,199)	—	82,810
General and administrative expenses	27,249	3,476	—	—	30,725
Depreciation and amortization	15,046	—	1,718	—	16,764
Loss on disposals of other property and equipment, net	1,379	—	120	—	1,499
Interest expense, net	14,772	—	3,470	—	18,242

Income (loss) before provision for income taxes and equity in net income of consolidated subsidiaries	6,749	2,965	(109)	—	9,605

Provision for income taxes	(1,329)	(1,216)	(144)	—	(2,689)

Income (loss) before equity in net income of consolidated subsidiaries	5,420	1,749	(253)	—	6,916

Equity in net income of consolidated subsidiaries	1,496	—	—	(1,496)	—

Net income (loss)	$6,916	$1,749	$(253)	$(1,496)	$6,916

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine months Ended September 28, 2003

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$21,572	$1,004	$(592)	$928	$22,912

Cash flows from investing activities:
Purchases of property and equipment	(21,291)	—	—	—	(21,291)
Proceeds from sales of property and equipment	63	—	—	—	63
Return of investment in subsidiary	535	—	—	(535)	—
Net cash used in investing activities	(20,693)	—	—	(535)	(21,228)

Cash flows from financing activities:
Repayments of obligations	(3,942)	—	(760)	—	(4,702)
Stock options exercised	228	—	—	—	228
Reinsurance deposits received	—	—	2,207	(2,207)	—
Reinsurance payments made from deposits	—	—	(1,279)	1,279	—
Dividends paid	—	—	(535)	535	—
Net cash used in financing activities	(3,714)	—	(367)	(393)	(4,474)

Net (decrease) increase in cash and cash equivalents	(2,835)	1,004	(959)	—	(2,790)

Cash and cash equivalents, beginning of period	29,717	1,944	2,680	—	34,341

Cash and cash equivalents, end of period	$26,882	$2,948	$1,721	$—	$31,551

Supplemental disclosures:
Interest paid	$9,945	$—	$3,490	$—	$13,435
Income taxes (refunded) paid	(653)	1,251	363	—	961
Capital lease obligations incurred	680				680
Lease incentive equipment received	243	—	—	—	243

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

Forward Looking Statements

Statements contained herein that are not historical facts constitute “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “plans,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward-looking statements.  All forward looking statements are subject to known and unknown risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated. Forward looking statements include, but are not limited to, statements relating to the sufficiency of the Company’s capital resources, changes in commodity prices and the Company’s plans with respect to restaurant openings, closings, reimagings and refranchising.  These factors include: the Company’s highly competitive business environment; exposure to commodity prices; risks associated with the foodservice industry, such as changes in consumer tastes and adverse publicity resulting from food quality, illness, injury or other health concerns; the ability to retain and attract new employees; government regulations; the Company’s high geographic concentration in the Northeast and its attendant weather patterns; conditions needed to meet restaurant re-imaging and new opening targets; the Company’s ability to service its debt and other obligations; the Company’s ability to meet ongoing financial covenants contained in the Company’s debt instruments, loan agreements, leases and other long-term commitments; and costs associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company’s prospects in general are included in the Company’s other filings with the Securities and Exchange Commission. The Company is not obligated to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The Company’s revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. As of September 26, 2004, Friendly’s operated 358 full-service restaurants, franchised 179 full-service restaurants and seven non-traditional units and manufactured a full line of premium ice cream desserts distributed through more than 4,500 supermarkets and other retail locations in 13 states.

Following is a summary of the Company-operated and franchised units:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Company Units:
Beginning of period	360	382	380	387
Openings	4	—	4	1
Refranchised closings	—	—	(18)	—
Closings	(6)	(2)	(8)	(8)
End of period	358	380	358	380

Franchised Units:
Beginning of period	186	162	163	162
Refranchised openings	—	—	18	—
Openings	2	1	7	3
Closings	(2)	(2)	(2)	(4)
End of period	186	161	186	161

Three months ended September 26, 2004 compared with three months ended September 28, 2003

Revenues:

Total Revenues - Total revenues decreased $7.3 million, or 4.5%, to $153.1 million for the third quarter ended September 26, 2004 from $160.4 million for the same quarter in 2003.

Restaurant Revenues - Restaurant revenues decreased $7.2 million, or 5.6%, to $120.4 million for the three months ended September 26, 2004 from $127.6 million for the same period in 2003. Comparable company-operated restaurant revenues decreased 1.7% from the 2003 quarter to the 2004 quarter as decreases occurred in all dayparts with the largest decline occurring during the evening snack period. Sales growth in fast food restaurants, higher gas prices and fewer ninety-degree summer days may have had a negative impact on comparable sales. The closing of 12 locations and the re-franchising of 18 locations over the past 15 months resulted in restaurant revenue declines of $1.4 million and $5.3 million, respectively, during the third quarter of 2004 as compared to the same period in 2003. These declines were partially offset by increased restaurant revenues of $1.4 million in the third quarter of 2004 as compared to the same quarter of 2003 due to the opening of six new restaurants over the past 15 months.

Foodservice Revenues - Foodservice revenues (product sales to franchisees and retail customers) decreased $1.1 million or 3.5% to $29.1 million for the third quarter ended September 26, 2004 from $30.2 million for the same quarter in 2003. Franchised restaurant product revenues increased by $2.3 million in the third quarter of 2004 as compared to the same quarter of 2003 due primarily to the increased number of franchised restaurants, while sales to foodservice retail supermarket customers declined by $3.4 million due primarily to a decline in case volume sold to retail supermarkets. Case volume in the Company’s retail supermarket business fell by 14.5% for the quarter ended September 26, 2004 when compared to the quarter ended September 28, 2003. Increases in competitive discounting and a higher non-discounted selling price to final consumers, as a result of higher ingredient costs, may have contributed to the case decline.

Franchise Revenues - Franchise royalty, fee and rental revenues increased $0.9 million, or 36.5%, to $3.5 million for the three months ended September 26, 2004 compared to $2.6 million for the same period in 2003. Royalties on franchised restaurant sales increased $0.4 million in the third quarter of 2004 as compared to the third quarter of 2003.  Comparable franchised restaurant revenues grew 2.7% from the quarter ended September 28, 2003 to the quarter ended September 26, 2004. Including results of the current quarter, franchised restaurants have reported 14 consecutive quarters of positive comparable restaurant sales.  The opening of 11 new franchise restaurants and 18 re-franchised restaurants during the last 15 months increased royalty revenues by $0.3 million.  The closing of five under-performing locations during the last 15 months had little impact on franchised restaurant royalty revenues.  Initial franchise fees increased by $0.2 million during the three months ended September 26, 2004 when compared to the same period in 2003. The increase was due primarily to the receipt of $0.1 million in franchise fees associated with the sale of leasehold improvements and equipment and assignment of the lease for one refranchised location and the sale of equipment at three other refranchised locations to the existing franchisee. In addition, as part of the Company’s agreement with the franchisee, the franchisee committed to open five new restaurants in the Dayton, OH market over the next six years with an option to open an additional five restaurants in the following five years. Gross proceeds from the sale were $0.8 million, of which $0.1 million was for franchise fees and $0.7 million was for the sale of assets and lease assignment.  Franchise fees also increased due to the opening of the two new franchised restaurants in the third quarter of 2004.  There was one new opening during the quarter ended September 28, 2003. Additionally, an increase in rental income for leased and subleased franchise locations of $0.3 million contributed to the higher franchise revenues. There were 186 and 161 franchise units open at September 26, 2004 and September 28, 2003, respectively.

Cost of sales:

Cost of sales increased $0.8 million, or 1.4%, to $57.4 million for the third quarter ended September 26, 2004 from $56.6 million for the same period in 2003. Cost of sales as a percentage of total revenues was 37.5% and 35.3% for the quarters ended September 26, 2004 and September 28, 2003, respectively. Higher commodity costs, especially for cream, raw milk and vanilla had an unfavorable impact on cost of sales as a percentage of total revenues. A shift in sales mix from Company-operated restaurant sales to foodservice sales also had an unfavorable effect.  Foodservice sales to franchisees and supermarket customers (19.0% and 18.8% of total revenues for the three months ended September 26, 2004 and September 28, 2003, respectively) have a higher food cost as a percentage of revenue than sales in Company-operated restaurants to restaurant patrons. Foodservice retail sales promotional allowances, recorded as offsets to revenues, were increased by 8.0% in the 2004 quarter as a percentage of gross retail sales when compared to the 2003 quarter as a result of a change in mix of promotional activities. This increase had an unfavorable impact on the overall cost of sales as a percentage of total revenues. Distribution costs were higher in the quarter ended September 26, 2004 when compared to the same quarter in 2003 as a result of the unfavorable impact of new federal restrictions imposed on driver hours, higher fuel costs, additional operating leases for new equipment and increases in liability insurance. Restaurant cost of sales as a percentage of restaurant revenues increased to 27.5% in the third quarter of 2004 from 26.9% in the third quarter of 2003. The increase in the 2004 quarter when compared to the 2003 quarter was due, in part, to commodity cost increases mentioned above that have not yet been offset by menu price increases. The conversion during the first quarter of 2004 from a 64-ounce container to a 56-ounce container only partially offset the increases in ice cream ingredient costs. The growth in franchise royalty, fee and rental revenues reduced cost of sales, as a percentage of total revenues, by 0.3% for the three months ended September 26, 2004 when compared to the three months ended September 28, 2003.

The Company expects cream prices to continue to exceed prices experienced in 2003. A table showing the average monthly price of a pound of AA butter obtained from market quotes provided by the USDA’s Agricultural Marketing Service is included elsewhere herein.

Labor and benefits:

Labor and benefits decreased $2.4 million, or 5.3%, to $43.0 million for the three months ended September 26, 2004 from $45.4 million for the three months ended September 28, 2003. Labor and benefits as a percentage of total revenues decreased to 28.1% in the 2004 quarter from 28.3% in the 2003 quarter. As a percentage of restaurant revenues, labor and benefits increased to 35.7% in the 2004 quarter from 35.6% in the 2003 quarter. The increase in labor and benefits as a percentage of restaurant revenues was due to higher insurance and payroll tax costs. Revenue derived from franchised locations and retail supermarket customers, which do not have any associated restaurant labor and benefits, reduced the impact of the higher restaurant labor and benefits as a percentage of total revenues.

Operating expenses:

Operating expenses increased $1.3 million, or 4.4%, to $30.0 million in the three months ended September 26, 2004 from $28.7 million for the three months ended September 28, 2003. Operating expenses as a percentage of total revenues were 19.6% and 17.9% in the 2004 and 2003 periods, respectively. The increase in dollars primarily resulted from higher marketing, restaurant supply and general liability insurance costs, new restaurant pre-opening expenses and occupancy costs in the 2004 period when compared to the 2003 period.

General and administrative expenses:

General and administrative expenses were $9.1 million and $10.7 million for the quarters ended September 26, 2004 and September 28, 2003, respectively. General and administrative expenses as a percentage of total revenues decreased to 5.9% in the 2004 period from 6.7% in the 2003 period. The decrease is primarily the result of lower bonus expense and a reduction in salaries and wages, which resulted from the elimination of certain positions during the first quarter of 2004.  The decrease was partially offset by increased group insurance and computer rentals and legal, accounting and recruitment fees.  The Company has and will continue to incur higher accounting fees as it documents and tests its significant processes as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation and amortization:

Depreciation and amortization was $5.4 million for the quarters ended September 26, 2004 and September 28, 2003. Depreciation and amortization as a percentage of total revenues was 3.5% and 3.4% in the 2004 and 2003 quarters, respectively.

Gain on franchise sales of restaurant operations and properties:

Gain on franchise sales of restaurant operations and properties was $0.2 million for the quarter ended September 26, 2004. During the three months ended September 26, 2004, the Company sold leasehold improvements and equipment and assigned the lease for one refranchised location and sold equipment at three other refranchised locations to the existing franchisee, resulting in gains of approximately $0.2 million.

Loss on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net, was $0.2 million and $0.1 million for the quarters ended September 26, 2004 and September 28, 2003, respectively.  The table below identifies the components of the loss on disposals of other property and equipment, net, as shown on the accompanying condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	September 26, 2004	September 28, 2003

Restaurant assets retired due to remodeling	$22	$47
Restaurant equipment assets retired due to replacement	131	103
Loss on property held for disposition	—	148
All other	—	(207)
Loss on disposals of other property and equipment, net	$153	$91

Interest expense, net:

Interest expense, net of capitalized interest and interest income, was $5.2 million and $6.0 million, respectively, for the quarters ended September 26, 2004 and September 28, 2003, primarily as a result of the lower interest rate associated with the New Senior Notes in the 2004 period as compared to interest associated with the old Senior Notes in the 2003 period.

Benefit from (provision for) income taxes:

The benefit from income taxes was $0.6 million, or (18.5%), for the three months ended September 26, 2004. At this time, the Company estimates that the effective tax rate for 2004 will be 54.0%. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. The provision for income taxes was $2.1 million, or 28.0%, for the three months ended September 28, 2003. The rate in 2003 was increased in the fourth quarter due to a one-time pension curtailment gain of $8.1 million in 2003. The tax rate for the 2003 fiscal year was 32.5%.

Net income:

Net income was $3.6 million and $5.3 million for the third quarters ended September 26, 2004 and September 28, 2003, respectively, for the reasons discussed above.

Nine months ended September 26, 2004 compared with nine months ended September 28, 2003

Revenues:

Total Revenues - Total revenues decreased $13.4 million, or 3.0%, to $431.3 million for the nine months ended September 26, 2004 from $444.7 million for the same period in 2003.

Restaurant Revenues - Restaurant revenues decreased $14.6 million, or 4.1%, to $339.2 million for the nine months ended September 26, 2004 from $353.8 million for the same period in 2003. Comparable Company-operated restaurant revenues decreased 0.9% from the 2003 period to the 2004 period as declines occurred in lunch and snack dayparts with the largest occurring during the evening snack period. Record snowfall during the first quarter of 2003 had an unfavorable impact on restaurant revenues in the first quarter of 2003. This had a favorable impact on restaurant revenues when compared to the first quarter of the current year, as operating days lost due to weather closings were minimal in 2004. However, sales growth in the fast food restaurant segment, higher gas prices and fewer ninety-degree summer days in the Northeast may have contributed to a decline in comparable restaurant revenues during the past six months.   Eight and 26 restaurants were re-imaged during the nine months ended September 26, 2004 and September 28, 2003, respectively.  The closing of 18 Company-operated restaurants and the re-franchising of 18 restaurants over the past 21 months resulted in restaurant revenue declines of $4.6 million and $13.0 million, respectively, during the 2004 period as compared to the same period in 2003. These declines were partially offset by a $3.5 million increase in restaurant revenues due to the opening of seven new restaurants over the past 21 months.

Foodservice Revenues - Foodservice revenues (product sales to franchisees and retail customers) decreased $1.1 million, or 1.3%, to $82.3 million for the nine months ended September 26, 2004 from $83.4 million for the nine months ended September 28, 2003. Franchised restaurant product revenues increased by $6.1 million in the nine months ended September 26, 2004 as compared to the same period of 2003 due primarily to the increased number of franchised restaurants, while sales to foodservice retail supermarket customers declined by $7.2 million due primarily to a decline in case volume sold to retail supermarket customers. Case volume in the Company’s retail supermarket business fell by 13.3% for the nine months ended September 26, 2004 when compared to the nine months ended September 28, 2003. Increases in competitive discounting and a higher non-discounted selling price to final consumers, as a result of higher ingredient costs, may have contributed to the case decline. During the quarter ended March 28, 2004, the Company reduced the size of its retail supermarket ice cream container to a 56-ounce product from a 64-ounce product.

Franchise Revenues - Franchise royalty, fee and rental revenues increased $2.3 million, or 30.3%, to $9.8 million for the nine months ended September 26, 2004 compared to $7.5 million for the same period in 2003. Royalties on franchised restaurant sales increased $1.1 million during the nine months ended September 26, 2004 when compared to the same period in 2003 as the number of franchised units increased and comparable franchised revenues grew 2.7% from the nine months ended September 28, 2003 to the nine months ended September 26, 2004. The opening of 13 new franchise restaurants and 18 refranchised restaurants during the last 21 months increased royalty revenues by $0.7 million while the closing of seven under-performing locations during the same period had no material impact on franchised royalty revenues.  Initial franchise fees increased by $0.6 million during the nine months ended September 26, 2004 when compared to the same period in 2003 due primarily to the refranchising of 18 Company-operated restaurants, the opening of six new restaurants and the opening of one new café during the nine months ended September 26, 2004. Additionally, the Company received $0.1 million in franchise fees associated with the sale of leasehold improvements and equipment and assignment of the lease for one refranchised location and the sale of equipment at three other refranchised locations to the existing franchisee.  In addition, as part of the Company’s agreement with the franchisee, the franchisee committed to open five new restaurants in the Dayton, OH market over the next six years with an option to open an additional five restaurants in the following five years. Gross proceeds from the sale were $0.8 million, of which $0.1 million was for franchise fees and $0.7 million was for the sale of assets and lease assignment.  Franchise fees also increased due to the opening of two new franchised restaurants in the third quarter of 2004.  There were three new restaurant openings during the nine months ended September 28, 2003. Additionally, an increase in rental income for leased and subleased franchise locations of $0.9 million contributed to the higher revenues. These increases were partially offset by $0.3 million received in the 2003 period pursuant to an agreement terminating Friendco’s rights as the exclusive developer of new Friendly’s restaurants in Maryland, Delaware, the District of Columbia and northern Virginia. There were 186 and 161 franchise units open at September 26, 2004 and September 28, 2003, respectively.

Cost of sales:

Cost of sales increased $1.2 million, or 0.8%, to $158.9 million for the nine months ended September 26, 2004 from $157.7 million for the same period in 2003. Cost of sales as a percentage of total revenues was 36.8% and 35.5% for the nine months ended September 26, 2004 and September 28, 2003, respectively. Higher commodity costs, especially for cream, raw milk and vanilla had an unfavorable impact on cost of sales as a percentage of total revenues. A shift in sales mix from Company-operated restaurant sales to foodservice sales added to the increase in cost of sales as a percentage of total revenues. Foodservice sales to franchisees and retail supermarket customers (19.1% and 18.7% of total revenues for the nine months ended September 26, 2004 and September 28, 2003, respectively) have a higher food cost as a percentage of revenue than sales in Company-operated restaurants to restaurant patrons. Foodservice retail sales promotional allowances, recorded as offsets to revenues, increased by 4.9% in the 2004 period as a percentage of gross retail sales when compared to the 2003 period as a result of a change in mix of promotional activities. This increase had an unfavorable impact on the overall cost of sales as a percentage of total revenues. Distribution costs were higher in the nine months ended September 26, 2004 when compared to the same period in 2003 as a result of the unfavorable impact of new federal restrictions imposed on driver hours, higher fuel costs, additional operating leases for new equipment and increases in general liability insurance. Restaurant cost of sales as a percentage of restaurant revenues increased to 27.1% in the nine months ended September 26, 2004 from 26.8% for the same period in 2003 as menu price increases have lagged increases in the commodity costs mentioned above. Cream prices for the nine months ended September 26, 2004 were higher than the first nine months of 2003. The conversion during the first quarter of 2004 from a 64-ounce container to a 56-ounce container and gains realized in the first quarter of 2004 due to favorable positions on options for butter futures contracts partially offset higher prices for cream and other commodities. The Company expects that cream prices will continue to exceed prices experienced in 2003.  Additionally, the benefits derived from options for butter futures contracts realized in the first quarter of 2004 did not continue in the second and third quarters and are not likely to benefit the remainder of 2004. The growth in franchise royalty, fee and rental revenues reduced cost of sales as a percentage of total revenues by 0.2% for the nine months ended September 26, 2004 when compared to the nine months ended September 28, 2003.

The table below shows the average monthly price of a pound of AA butter. The prices represented were obtained from market quotes provided by the USDA’s Agricultural Marketing Service.

Month:	2004	2003	2002	2001	2000	1999
January	$1.4320	$1.0815	$1.3454	$1.2531	$0.9090	$1.4222
February	1.7132	1.0405	1.2427	1.3852	0.9245	1.3153
March	2.1350	1.0915	1.2473	1.5708	1.0200	1.2927
April	2.2204	1.0906	1.1712	1.8217	1.0691	1.0298
May	2.0363	1.0919	1.0590	1.8713	1.2450	1.1289
June	1.9300	1.1142	1.0427	1.9783	1.2440	1.4931
July	1.7458	1.1985	1.0302	1.8971	1.1790	1.3444
August	1.5408	1.1708	0.9752	2.0880	1.1933	1.3963
September	1.7656	1.1731	0.9635	2.0563	1.1727	1.3393
October		1.1846	1.0315	1.4070	1.1462	1.1248
November		1.2057	1.0425	1.3481	1.6490	1.0675
December		1.2969	1.1198	1.2793	1.3700	0.9163
Mathematical Avg		$1.1450	$1.1059	$1.6630	$1.1768	$1.2392

The cost of cream, the principal ingredient used in making ice cream, affects cost of sales as a percentage of total revenues, especially in foodservice’s retail business. A $0.10 increase in the cost of a pound of AA butter adversely affects the Company’s annual cost of sales by approximately $1.0 million.  This adverse impact may be offset by price increases or other factors. However, no assurance can be given that the Company will be able to offset any cost increases in the future and future increases in cream prices could have a material adverse effect on the Company’s results of operations. To minimize risk, the Company continues to pursue alternative supply sources.

The Company occasionally purchases butter option contracts to minimize the impact of increases in the cost of cream. When available, options on butter futures are purchased to cover up to 50% of the cream needs of the manufacturing plant.  Option contracts are offered in the months of March, May, July, September, October and December; however, there is often not enough open interest in them to allow the Company to buy even very limited coverage without paying high premiums.

Labor and benefits:

Labor and benefits decreased $2.2 million, or 1.8%, to $125.1 million for the nine months ended September 26, 2004 from $127.3 million for the nine months ended September 28, 2003. Labor and benefits as a percentage of total revenues increased to 29.0% in the 2004 period from 28.6% in the 2003 period. As a percentage of restaurant revenues, labor and benefits increased to 36.9% in the 2004 period from 36.0% in the 2003 period. The increase in labor and benefits as a percentage of restaurant revenues was due to training costs associated with the rollout of a new point of sale register system in 300 restaurants during the nine month period and declines in labor scheduling efficiencies during the first quarter of 2004, especially during off meal periods in the winter months. Day to day weather changes, particularly in the winter months, can result in over scheduling labor when daypart sales fall short of expectations. In April 2004, the Company initiated a program to reinforce proper labor scheduling techniques. Payroll taxes, insurance costs and general manager compensation also increased as a percent of sales in the 2004 period when compared to the 2003 period. Revenue increases derived from franchised locations and retail supermarket customers, which do not have any associated restaurant labor and benefits, reduced the impact of the higher restaurant labor and benefits as a percentage of total revenues.

Operating expenses:

Operating expenses increased $0.1 million, or 0.1%, to $82.9 million in the nine months ended September 26, 2004 from $82.8 million for the nine months ended September 28, 2003. Operating expenses as a percentage of total revenues were 19.2% and 18.6% in the 2004 and 2003 periods, respectively. The percentage increase resulted from higher general liability insurance, restaurant menu costs, kid premium supply costs and new restaurant pre-opening expenses in the 2004 period when compared to the 2003 period.

General and administrative expenses:

General and administrative expenses were $29.5 million and $30.7 million for the nine months ended September 26, 2004 and September 28, 2003, respectively. General and administrative expenses as a percentage of total revenues decreased to 6.8% in the 2004 period from 6.9% in the 2003 period. The dollar decrease is primarily the result of lower bonus expense and a reduction in salaries and wages, which resulted from the elimination of certain positions during the first quarter of 2004.  The decrease was partially offset by increased group insurance and computer rental costs and legal, accounting, recruitment and other professional fees in the 2004 period when compared to the 2003 period.  The 2004 period also included a charge for future rents associated with a vacated training facility.  The Company has and expects to continue to incur higher accounting fees as it documents and tests its significant processes as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Restructuring expenses:

Restructuring expenses of $2.6 million related to severance and other benefits associated with reduction in force actions taken during the first quarter of 2004 that reduced headcount by approximately 20 permanent positions.

Gain on litigation settlement:

In January 2004, the Company reached a settlement in a lawsuit filed against a former administrator of one of the Company’s benefit plans.  The settlement was based on the administrator’s alleged failure to adhere to the terms of a contract and resulted in a one-time payment to the Company of approximately $3.8 million, which was received on April 2, 2004. As a result of this lawsuit, the Company incurred professional fees of approximately $0.5 million that were included in the consolidated statement of operations for the year ended December 28, 2003 and an additional $0.2 million in professional fees that were offset against the payment in the accompanying condensed consolidated statement of operations for the nine months ended September 26, 2004.

Depreciation and amortization:

Depreciation and amortization was $16.6 million and $16.8 million for the nine months ended September 26, 2004 and September 28, 2003, respectively. Depreciation and amortization as a percentage of total revenues was 3.8% in the 2004 and 2003 periods.

Gain on franchise sales of restaurant operations and properties:

Gain on franchise sales of restaurant operations and properties was $1.1 million in the nine months ended September 26, 2004. During the nine months ended September 26, 2004, the Company recognized a gain of approximately $0.7 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in 10 existing Company-operated restaurants to a franchisee.  Additionally, during the nine months ended September 26, 2004, the Company sold leasehold improvements and equipment and assigned the lease for one refranchised location and sold equipment at three other refranchised locations to the existing franchisee, resulting in a gain of approximately $0.2 million. The Company also sold the real property and equipment for one refranchised location and assigned the lease and sold the equipment for a second refranchised location to the existing franchisee, resulting in a gain of approximately $0.2 million.

Loss on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net, was $0.7 million and $1.5 million for the nine months ended September 26, 2004 and September 28, 2003, respectively.  The table below identifies the components of the loss on disposals of other property and equipment, net as shown in the accompanying condensed consolidated statements of operations (in thousands):

	For the Nine Months Ended
	September 26, 2004	September 28, 2003

Restaurant assets retired due to remodeling	$195	$945
Restaurant equipment assets retired due to replacement	290	302
Loss on property held for disposition	—	289
Loss on property not held for disposition	63	—
All other	113	(37)
Loss on disposals of other property and equipment, net	$661	$1,499

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

Interest expense, net:

Interest expense, net of capitalized interest and interest income, was $16.7 million and $18.2 million for the nine months ended September 26, 2004 and September 28, 2003, respectively. Total outstanding debt, including capital lease and finance obligations, increased from $235.2 million at September 28, 2003 to $236.3 million at September 26, 2004. In March 2004, $127.8 million of aggregate principal amount of Senior Notes were purchased in a tender offer with the proceeds from the issuance of $175.0 million of New Senior Notes with a lower interest rate.  In April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.

Benefit from (provision for) income taxes:

The benefit from income taxes was $3.3 million, or 54.0%, for the nine months ended September 26, 2004. At this time, the Company estimates that the effective tax rate for 2004 will be 54.0%. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. The provision for income taxes was $2.7 million, or 28.0%, for the nine months ended September 28, 2003. The rate in 2003 was increased in the fourth quarter due to a one-time pension curtailment gain of $8.1 million in 2003. The tax rate for the 2003 fiscal year was 32.5%.

Net (loss) income:

Net loss was $2.8 million for the nine months ended September 26, 2004 as compared to net income of $6.9 million for the nine months ended September 28, 2003, for the reasons discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash generated from operations and, if needed, borrowings under its revolving credit facility. Net cash provided by operating activities was $12.4 million and $22.9 million for the nine months ended September 26, 2004 and September 28, 2003, respectively. Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent FICC’s and its subsidiaries’ debt instruments permit) are sources of cash. The amount of debt financing that FICC will be able to incur is limited by the terms of its New Credit Facility and New Senior Notes indenture. Below was the financing status of the Company’s operating restaurants at September 26, 2004:

Owned and mortgaged	71
Sold and leased back	61
Owned land and building	31
Leased land, owned building	83
Leased land and building	112
Total Company-operated restaurants	358

The restaurants above not identified as owned and mortgaged or sold and leased back secure the Company’s obligations under the New Credit Facility. In addition to the 71 properties identified as owned and mortgaged, the Company owns an additional three properties in this category that are now operated by a franchisee. Of the 31 restaurant properties identified as owned land and building, six were available to be sold, if necessary, and of the 83 restaurant properties identified as leased land, owned building, two were available to be mortgaged, if necessary. In addition, the Company held four non-operating restaurant properties that were available for sale.

The Company’s cash flows were used primarily to pay expenses associated with the tender offer for the Senior Notes, to maintain existing restaurants and open four new restaurants, to continue to renovate and re-image existing restaurant and plant facilities and for general corporate purposes. During the nine months ended September 26, 2004 and September 28, 2003, the Company spent $18.8 million and $22.2 million, respectively, on capital expenditures, of which 16.7 million and $17.9 million, respectively, was spent on restaurant operations. Capital expenditures were offset by proceeds from the sales of property and equipment of $4.0 million and $0.1 million for the nine months ended September 26, 2004 and September 28, 2003, respectively.

The Company had a working capital deficit of $11.8 million and $4.2 million as of September 26, 2004 and December 28, 2003, respectively. The working capital needs of companies engaged in the restaurant industry are generally low and as a result, restaurants are frequently able to operate with a working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

Net cash used in financing activities was $8.4 million and $4.5 million for the nine months ended September 26, 2004 and September 28, 2003, respectively.

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

In February 2004, the Company announced a cash tender offer and consent solicitation for the $176.0 million of Senior Notes to be financed with the proceeds from a private offering of new senior notes (the “New Senior Notes”), available cash and an amended New Credit Facility (the “2004 Refinancing”).  In March 2004, $127.4 million of aggregate principal amount of Senior Notes were purchased at the tender offer and consent solicitation price of 104% of the principal amount and $0.4 million of aggregate principal amount of Senior Notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.  The Senior Notes would have matured on December 1, 2007.  Interest on the Senior Notes was payable at 10.5% per annum semi-annually on June 1 and December 1 of each year.  In connection with the tender offer, the Company wrote off unamortized deferred financing costs and incurred other direct expenses of $9.2 million that were included in the accompanying condensed consolidated statement of operations for the nine months ended September 26, 2004.

The $175.0 million of New Senior Notes issued in March 2004 are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The New Senior Notes mature on June 15, 2012. Interest on the New Senior Notes is payable at 8.375% per annum semi-annually on June 15 and December 15 of each year.  The New Senior Notes are redeemable, in whole or in part, at any time on or after June 15, 2008 at FICC’s option at redemption prices from 104.188% to 100.00%, based on the redemption date.  In addition, at any time prior to June 15, 2007, FICC may redeem, subject to certain conditions, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds of one or more qualified equity offerings, as defined, at a redemption price of 108.375% of the principal amount, plus accrued interest.

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

The New Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases and sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires the Company to comply with certain financial covenants. On July 23, 2004, the Company successfully obtained a limited waiver regarding a quarterly EBITDA covenant of its New Credit Facility as of the June 27, 2004 measurement date.

On October 19, 2004, the Company successfully obtained a limited waiver regarding certain quarterly financial covenants of its New Credit Facility, which the Company was not in full compliance with at September 26, 2004. At this time, the Company believes that it again will not be in compliance with these financial covenants as of January 2, 2005. Based on ongoing discussions with its lenders, its projected limited use of the revolver portion of the facility and its projected liquidity related to the fourth quarter and beyond, the Company believes a covenant waiver, amendment to the existing facility or new credit facility will be secured. In the event that the Company is not able to remedy such covenant violations at January 2, 2005, a technical default could be triggered with the Company's New Senior Notes, which would require a waiver or an amendment of that facility in order to maintain the current payment schedule of those notes.

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

The $35.0 million revolving credit commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of September 26, 2004 and December 28, 2003, total letters of credit outstanding were $14.5 million and $13.6 million, respectively. During the nine months ended September 26, 2004 and September 28, 2003, there were no drawings against the letters of credit.

The revolving credit loans bear interest at the Company’s option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the “Base Rate”) (7.25% at September 26, 2004) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (6.27% at September 26, 2004).  As of September 26, 2004 and December 28, 2003, there were no revolving credit loans outstanding and $20.5 million and $16.4 million, respectively, was available for borrowing.

The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for 2004, including assets to be acquired under capital leases, are anticipated to be between $20.0 million and $25.0 million in the aggregate, of which $16.0 million to $21.0 million is expected to be spent on restaurant operations. The Company’s actual 2004 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds generated from operating activities and borrowing availability under the New Credit Facility will be sufficient to meet the Company’s anticipated operating requirements, debt service requirements, lease obligations, capital requirements and obligations associated with the restructurings.

In January 2004, the Company reached a settlement in a lawsuit filed against a former administrator of one of the Company’s benefit plans.  The settlement was based on the administrator’s alleged failure to adhere to the terms of a contract and resulted in a one-time payment to the Company of approximately $3.8 million, which was received on April 2, 2004. As a result of this lawsuit, the Company incurred professional fees of approximately $0.5 million that were included in the consolidated statement of operations for the year ended December 28, 2003 and an additional $0.2 million in professional fees that were offset against the payment in the accompanying condensed consolidated statement of operations for the nine months ended September 26, 2004. The net cash proceeds were used in April 2004 in connection with the redemption of the remaining $48.2 million of Senior Notes.

On September 13, 2004, the Company sold leasehold improvements and equipment and assigned the lease for one refranchised location and sold equipment at three other refranchised locations to the existing franchisee.  Gross proceeds from the sale were approximately $0.8 million, of which $0.1 million was for franchise fees and $0.7 million was for the sale of assets and lease assignment.

On March 5, 2004, the Company sold the real property and equipment for one refranchised location and assigned the lease and sold the equipment for a second refranchised location to the existing franchisee. Gross proceeds from the sale were approximately $0.5 million, of which $0.1 million was for franchise fees and $0.4 million was for the sale of assets and lease assignment.

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

During July 2003, the Company entered into a development agreement granting Jax Family Rest., Inc. (“Jax”) certain limited exclusive rights to operate and develop Friendly’s full-service restaurants in designated areas within Baker, Clay, Nassau, Putnam and St. John’s counties, Florida (the “Jax Agreement”). Pursuant to the Jax Agreement, Jax agreed to open 10 new restaurants over the next seven years. The Company received development fees of $0.2 million, which represent one-half of the initial franchise fees. Jax opened one new restaurant during the nine months ended September 26, 2004.

The following represents the contractual obligations and commercial commitments of the Company as of September 26, 2004 (in thousands):

	Payments Due by Period
	Total	Remainder of 2004	Fiscal Years 2005 & 2006	Fiscal Years 2007 & 2008	Fiscal Years Beyond 2008
Contractual Obligations:
Short-term and long-term debt	$227,259	$299	$2,636	$3,179	$221,145
Capital lease and finance obligations	12,624	590	4,360	3,890	3,784
Operating leases	147,820	5,646	33,365	25,783	83,026
Purchase commitments	32,961	32,615	338	8	—

	Amount of Commitment Expiration by Period
	Total	Remainder of 2004	Fiscal Years 2005 & 2006	Fiscal Years 2007 & 2008	Fiscal Years Beyond 2008
Other Commercial Commitments:
Letters of credit	$14,474	$—	$—	$14,474	$—

Seasonality

Due to the seasonality of ice cream consumption, and the effect from time to time of weather on patronage of the restaurants, the Company’s revenues and operating income are typically higher in its second and third quarters.

Geographic Concentration

Approximately 94% of the Company-operated restaurants are located, and substantially all of its retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to this geographic region may adversely affect the Company more than certain of its competitors which are more geographically diverse.

Significant Known Events, Trends or Uncertainties

Defined Benefit Pension Plan

Certain of the Company’s employees are covered under a noncontributory defined benefit pension plan. As disclosed in the Company’s 2003 Annual Report on Form 10-K, as of the 2003 measurement date (i.e., the Company’s fiscal 2003 year end), this plan had an accumulated benefit obligation of $107.0 million, which exceeded the fair value of plan assets of $90.9 million.  As a result of the underfunded status of the plan, the Company recorded a charge to stockholders’ deficit during the year ended December 28, 2003 of $9.1 million ($5.4 million, net of income tax benefit). The Company initially recorded an additional minimum pension liability in 2002, the first measurement date where the accumulated benefit obligation exceeded the fair value of plan assets. As of December 28, 2003, the cumulative additional minimum pension charge included in accumulated other comprehensive loss was $33.8 million, ($19.9 million, net of income tax benefit). Given the sensitivity of the projected benefit obligation to changes in discount rates, future changes in market interest rates may significantly increase or reduce the pension plan funded status. As of the 2004 measurement date, the Company will likely be required to record an additional charge to stockholders’ deficit. Although the Company has not yet determined the exact amount of the charge, the Company currently estimates the increased amount of the unfunded accumulated benefit obligation to be approximately $5.1 million and the net charge to stockholders’ deficit to be less than the amount of this underfunding.

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

Use of Estimates in the Preparation of Financial Statements -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, recoverability of accounts receivable, income tax valuation allowances and pension and other post-retirement benefits expense. Actual amounts could differ significantly from the estimates.

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

The Company’s liabilities for estimated ultimate losses for workers’ compensation, automobile, general liability, employer’s liability and product liability coverages are actuarially determined and recorded in the accompanying condensed consolidated financial statements on an undiscounted basis. The projections of estimated ultimate losses are based on commonly used actuarial procedures.  These procedures take into consideration certain actuarial assumptions or management judgments regarding economic conditions, the frequency and severity of claims and claim settlement practices.  While the estimated ultimate losses are reasonable, any actuarial estimate is subject to uncertainty due to the volatility inherent in casualty exposures and changes in the assumptions.  The Company’s provision for insurance expense reflects estimated amounts for the current year as well as revisions in estimates to prior years.  Actual losses could vary significantly from the estimated losses and would have a material affect on the Company’s insurance expense.

The Company records a liability for its group health insurance programs for all estimated unpaid claims based primarily upon loss development analyses derived from actual claim payment experience provided by the Company’s third party administrators.

Concentration of Credit Risk –

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

Long-Lived Assets –

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

During the nine months ended September 26, 2004, the Company determined that the carrying value of a vacant restaurant land parcel and the carrying value of one restaurant property exceeded their estimated fair values less cost to sell.  The carrying values were reduced by an aggregate of $91,000. During the nine months ended September 28, 2003, the Company determined that the carrying value of one land parcel exceeded its estimated fair value less cost to sell.  The carrying value was reduced by $26,000.

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

The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. As of September 26, 2004 and December 28, 2003, a valuation allowance of $10.1 million existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. Due to ever-changing tax laws and income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. Management must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Accordingly, management believes estimates related to income taxes are critical.

Derivative Instruments and Hedging Agreements –

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

The Company’s commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and, accordingly, are marked to market each period, with the resulting gains or losses recognized in cost of sales. There were no gains or losses recognized during the third quarters ended September 26, 2004 or September 28, 2003. For the nine months ended September 26, 2004, gains of approximately $0.5 million were included in cost of sales related to these option contracts as compared to losses of approximately $0.3 million for the nine months ended September 28, 2003.

Contingencies –

From time to time the Company is named as a defendant in legal actions arising in the ordinary course of its business. The Company does not believe that the resolutions of these claims will have a material adverse effect on the Company’s consolidated financial condition or consolidated results of operations.

Stock-Based Compensation –

The Company accounts for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Stock-based compensation cost of approximately $0.2 million related to modified option awards was included in net loss for the nine months ended September 26, 2004 for the Company’s Stock Option Plan and the Company’s 2003 Incentive Plan. No stock-based compensation cost was included in net income for the nine months ended September 28, 2003 for the Company’s Stock Option Plan or the Company’s 2003 Incentive Plan, as all options granted during this period had an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” the Company will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk exposure since the filing of the 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of September 26, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2004.

PART II – OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

(a)	Exhibits

The exhibit index is incorporated by reference herein.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friendly Ice Cream Corporation (Registrant)

By:	/s/PAUL V. HOAGLAND
	Name:	Paul V. Hoagland
	Title:	Executive Vice President of Administration and Chief
Financial Officer

Date:	October 29, 2004

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Paul V. Hoagland.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter and Paul V. Hoagland.