Form 10-K
period 2005-01-02
FRIENDLY ICE CREAM CORP
filed 2005-03-04
CIK 39135

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2005
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

Title of class
Common Stock, $.01 par value
Rights to Purchase Series A Junior
Preferred Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant on June 25, 2004, based upon the closing sales price of the common stock on the American Stock Exchange, was $88,571,000. For purpose of the foregoing calculation only, all members of the Board of Directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding was 7,713,279 as of January 31, 2005.

Documents Incorporated By Reference:

        Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after January 2, 2005.

Forward Looking Statements

        Statements contained herein that are not historical facts constitute "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. Words such as "believes," "plans," "anticipates," "expects," "will" and similar expressions are intended to identify forward looking statements. All forward looking statements are subject to known and unknown risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated. Forward looking statements include, but are not limited to, statements relating to the sufficiency of the Company's capital resources, changes in commodity prices and the Company's plans with respect to restaurant openings, closings, reimagings and refranchisings. These factors include: the Company's highly competitive business environment; exposure to commodity prices; risks associated with the foodservice industry, such as changes in consumer tastes and adverse publicity resulting from food quality, illness, injury or other health concerns; the ability to retain and attract new employees; government regulations; the Company's high geographic concentration in the Northeast and its attendant weather patterns; conditions needed to meet restaurant re-imaging and new opening targets; risks and uncertainties arising out of accounting adjustments; the Company's ability to service its debt and other obligations; the Company's ability to meet ongoing financial covenants contained in the Company's debt instruments, loan agreements, leases and other long-term commitments; and costs associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company's prospects in general are included in the Company's other filings with the Securities and Exchange Commission. The Company is not obligated to update any forward looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. BUSINESS

  Organization

        Friendly's, founded in 1935, was publicly held from 1968 until January 1979, at which time it was acquired by Hershey Foods Corporation ("Hershey"). In 1988, The Restaurant Company ("TRC"), an investor group led by Donald N. Smith, the Company's current Chairman of the Board, acquired Friendly's from Hershey (the "TRC Acquisition"). In November 1997, Friendly Ice Cream Corporation ("FICC") completed a public offering of 5,000,000 shares of its common stock (the "Common Stock Offering") for gross proceeds of $90.0 million and a public offering of $200 million of senior notes (the "Senior Notes") (collectively, the "Offerings"), and once again became a publicly held company. In December 2001, the Company successfully completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of the $64.5 million outstanding on its then existing term loans and revolving credit facility (the "Old Credit Facility") and the repurchase of approximately $21.3 million in Senior Notes with the proceeds from $55.0 million in long-term mortgage financing (the "Mortgage Financing") and a $33.7 million sale and leaseback transaction (the "Sale/Leaseback Financing"). In addition, FICC secured a new $30.0 million revolving credit facility (the "New Credit Facility"). In a series of transactions during 2003 and 2004, FICC purchased all of the remaining outstanding Senior Notes with the proceeds from a $175 million private offering of new 8.375% senior notes (the "New Senior Notes"), available cash and the New Credit Facility (the "2004 Refinancing"). In connection with the 2004 Refinancing, the New Credit Facility was amended to increase the total commitment amount from $30.0 million to $35.0 million and to extend the maturity date from December 17, 2005 to June 30, 2007, in addition to other changes.

        Unless the context indicates otherwise: (i) references herein to "Friendly's" or the "Company" refer to Friendly Ice Cream Corporation, its predecessors and its consolidated subsidiaries; (ii) references herein to "FICC" refer to Friendly Ice Cream Corporation and not its subsidiaries; and (iii) as used herein, "Northeast" refers to the Company's core markets, which include Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont. The Company's fiscal years ended January 2, 2005, December 28, 2003, December 29, 2002, December 30, 2001 and December 31, 2000 are referred to herein as 2004, 2003, 2002, 2001 and 2000, respectively. Each year included 52 weeks except for 2004, which included 53 weeks.

  General

        As of January 2, 2005, the Company operated 347 full-service restaurants and franchised 188 full-service restaurants and seven non-traditional units. The Company also manufactures a complete line of packaged premium ice cream desserts distributed through more than 4,500 supermarkets and other retail locations in 13 states. Friendly's offers its customers a unique dining experience by serving a variety of high-quality, reasonably-priced breakfast, lunch and dinner items, as well as its signature premium ice cream desserts, in a fun and casual neighborhood setting. For the year ended January 2, 2005, Friendly's generated $574.5 million in total revenues and incurred a $3.4 million net loss, which included $22.3 million of interest expense. For the years ended January 2, 2005, December 28, 2003 and December 29, 2002, restaurant sales were approximately 78%, 79% and 80%, respectively, of the Company's total revenues. As of January 2, 2005, December 28, 2003 and December 29, 2002, approximately 96%, 89% and 89%, respectively, of the Company-operated restaurants were located in the Northeast United States.

        Friendly's restaurants target both families with kids and adults who desire a reasonably-priced meal in a full-service setting. The Company's menu offers a broad selection of freshly prepared foods for all dayparts. Friendly's menu offers over 100 food and dessert items available for breakfast, lunch and dinner plus afternoon and evening snacks. Breakfast items, generally priced from $4.19 to $8.99, include specialty omelettes and combination breakfasts featuring eggs, pancakes, French toast, bacon and sausage. The Company's lunch and dinner menu, generally priced from $3.49 to $10.99, features signature products including Friendly's own SuperMelt™ sandwiches, specialty colossal burgers, award winning clam chowder, entrée salads and a full line of dinner entrées. In addition, the Company offers an award winning kid's menu and a special senior's menu for guests over 60. Entrée selections are complemented by Friendly's ice cream desserts and beverages featuring Fribble® shakes, old fashioned milk shakes, classic ice cream sundaes and banana splits, plus specialty sundaes of many varieties and flavors. Premium ice cream dessert pricing generally ranges from $1.49 to $5.99. Friendly's restaurants also feature special ice cream carryout windows at most locations that are open seasonally providing carryout ice cream cones, sundaes and beverages.

        Despite the Company's capital constraints, management has implemented and continues to support a number of initiatives to restore and improve operational and financial efficiencies at Company-operated restaurants. These initiatives include (i) implementation of a major revitalization, refurbishment and update of the Company's restaurants, (ii) repositioning the Friendly's concept from a sandwich and ice cream shop to a full-service, family-oriented restaurant with broader menu and daypart appeal, (iii) elevating customer service levels by recruiting more qualified managers and expanding the Company's training program, (iv) disposing of under-performing restaurants, (v) capitalizing upon the Company's strong brand name recognition by selling Friendly's unique line of packaged premium ice cream desserts through retail locations and (vi) implementing a franchising strategy to expand its restaurant presence in under-penetrated markets, accelerate restaurant growth in new markets, increase marketing and distribution efficiencies and preempt competition by acquiring restaurant locations in the Company's targeted markets. The Company has also expanded its franchise operations through sales of existing restaurants, which have included development agreements in under-penetrated markets.

  Capital Investment Program

        A significant component of the Company's capital investment program is the Impact initiative, which is designed to establish a consistent, enhanced Friendly's brand image across the Company's entire restaurant operations. The Company's capital spending strategy seeks to increase comparable restaurant revenues and restaurant cash flow through the on-going re-imaging of existing restaurants. The following illustrates the key components of the Company's capital investment program:

        Restaurant Re-imaging.    The Company substantially completed the re-imaging of nine restaurants in 2004 at a cost of approximately $157,000 per restaurant. The Company substantially reduced the number of restaurant re-image projects expected to be completed in 2004 due to liquidity restraints. The Company expects to complete the re-imaging of approximately 10 additional restaurants at an estimated cost of $140,000 per project during 2005.

        New Restaurant Construction.    The Company constructed four new restaurants in 2004 at a cost of approximately $1,000,000 per restaurant. The Company expects to construct four new restaurants in 2005.

        Installation of Restaurant Automation Systems.    The Company began upgrading its existing point of sale ("POS") register system in August 2003 and completed the upgrade of all remaining Company-operated restaurants during 2004. The upgraded POS register system is designed to improve revenue realization, food cost management and labor scheduling while increasing the speed and accuracy of processing customer orders. Additional enhancements to food cost management and labor scheduling are expected to be made to the system beginning in 2005.

  Franchising Program

        In 1996, the Company initiated a franchising strategy to expand its restaurant presence in under-penetrated markets, accelerate restaurant growth in new markets, increase marketing and distribution efficiencies and preempt competition by acquiring restaurant locations in the Company's targeted markets. The Company's wholly-owned subsidiary, Friendly's Restaurants Franchise, Inc. ("FRFI") offers the franchise program for Friendly's restaurants. FRFI generally seeks franchisees that have related business experience, sufficient capital to build-out the Friendly's concept and no other operations which have directly competitive restaurant or food concepts. In addition to certain development and other fees, Friendly's receives from the franchisees (i) a royalty based on franchised restaurant revenues and (ii) revenues and earnings from the sale of Friendly's premium ice cream desserts, toppings and food.

        As part of the development of its franchise system, the Company has sold existing Company-operated restaurants, known as "re-franchising", to franchisees. These re-franchising transactions have included, among other things, the sale of owned real property, leasehold improvements or equipment and the assignment of leases. In addition, these transactions often require the franchisee to commit to open new restaurants in specified locations. In addition, as part of the Company's growth strategy, the Company pursues area development agreements with franchisees for the operation and development of multiple restaurants in a defined period of time within specified geographic areas. Some of the franchising relationships that were developed in recent years include the following:

        During 2004, the Company completed four re-franchising transactions in which four franchisees purchased a total of 17 existing restaurants and agreed to develop a total of 20 new restaurants in future years. Gross proceeds from these transactions were $4,881,000, of which $816,000 was for franchise fees and $4,065,000 was for the sale of certain assets and leasehold rights. In addition, the Company completed three transactions in which three former employees received franchises to operate 10 existing restaurants, with options to purchase the restaurants within two years. If the options are exercised, the franchisees will also agree to develop 14 new restaurants in future years. Proceeds from option transactions will be recognized upon purchase.

        During July 2003, the Company entered into a development agreement granting Jax Family Rest., Inc. ("Jax") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in designated areas within Baker, Clay, Nassau, Putnam and St. John's counties, Florida (the "Jax Agreement"). Pursuant to the Jax Agreement, Jax agreed to open 10 new restaurants over the next seven years. The Company received development fees of $155,000, which represent one-half of future franchise fees. The $155,000 will be recognized into income as restaurants are opened. During the year ended January 2, 2005, Jax opened one new restaurant.

        In December 2000, the Company and its first franchisee, Friendco Restaurants Inc. ("Friendco"), a subsidiary of Davco Restaurants, Inc. ("Davco"), agreed to terminate Friendco's rights as the exclusive developer of new Friendly's restaurants in Maryland, Delaware, the District of Columbia and northern Virginia. Friendco also obtained the right to close or transfer restaurants to another approved franchisee. In June 2003, the Company entered into a Settlement Agreement and Mutual General Release with Davco releasing Davco from all obligations and guarantees related to leases associated with the franchised locations and providing for a payment of $250,000 to the Company, which was recorded as revenue in the year ended December 28, 2003. Between January 2001 and January 2, 2005, Friendco closed a total of fifteen restaurants and transferred its rights to a total of thirty-two franchised locations to other parties. As of January 2, 2005, Friendco retained one franchised restaurant.

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

  Restaurant Carryout Operations

        Through dedicated carryout areas, Friendly's restaurants offer the Company's full line of premium ice cream desserts, including traditional hand-scooped ice cream and soft serve ice cream products and certain of its food menu items. Reserved parking is available at many of the Company's freestanding restaurants to facilitate quick carryout service. During 2004, approximately 11.5% of restaurant revenues in the 347 Company-operated restaurants were derived from its carryout business with a significant portion of these sales occurring during the afternoon and evening snack periods. In addition, approximately 1.8% of 2004 revenues came from sales of packaged premium ice cream in display cases within its restaurants.

  Retail (Packaged Goods) Sales

        The Company offers a branded product line that includes approximately 50 varieties of premium ice cream shop flavors and unique sundae combinations, frozen yogurt and sherbet. Specialty flavors include Royal Banana Split™ Sundae, Magnificent Mud Pie and Caramel Fudge Blast®. Proprietary products include the Jubilee Roll®, Wattamelon Roll®, Orange Crème Roll™ and Friendly's branded ice cream cakes. The Company also licenses from Hershey the right to feature certain candy brands including Reese's Pieces® and Reese's® Peanut Butter Cups.

        The Company focuses its marketing and distribution efforts in the highly developed markets of Albany, Boston, Hartford and Springfield.

        The Company expects to continue building its retail business in its current retail markets. In these markets, the Company intends to increase shelf space with existing accounts, add new accounts and continue to develop its product portfolio beyond the 56-ounce format. Additionally, the Company expects to continue to selectively enter new markets where its brand awareness is high according to market surveys.

        The Company has developed a broker/distributor network designed to protect product quality through proper product handling and to enhance the merchandising of the Company's premium ice cream desserts. The Company's experienced sales force manages this network to serve specific retailer needs on a market-by-market basis.

  Marketing

        The Company's overall marketing strategy is to build on the equity of the brand so as to maximize and leverage its nearly 70-year heritage and "touch" what consumers emotionally feel about Friendly's.

        The Company's marketing objectives are to increase its share of visits from frequent casual and family dining users, to build top-of-mind awareness of Friendly's restaurants and the Friendly's brand and to maintain its leadership position in ice cream. Friendly's advertising builds on the past emotional connections and experiences of families and kids with the brand to present current offers and new menu items. The Company's advertising, media, promotion and product strategies are focused on delivering these objectives.

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

        The Company believes that its integrated restaurant and retail (supermarket) marketing efforts provide significant support for the development of its retail business. Specifically, the retail business benefits from the overall awareness of the Friendly's brand generated by the ongoing restaurant advertising program. This, combined with the use of a common advertising campaign for both restaurant and retail communications, delivers a significantly higher level of consumer exposure and usage compared to the Company's packaged premium ice cream competitors, which have only retail distribution. In turn, sales of the Company's premium ice cream products through more than 4,500 retail locations provide additional consumer awareness which management believes benefits the restaurants. Advertising and promotion expense was approximately $20.7 million for 2004.

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

  Manufacturing

        The Company produces most of its premium ice cream desserts in its Wilbraham, MA Company-operated manufacturing plant. As of January 2, 2005, the Wilbraham, MA plant employed a total of approximately 150 people. During 2004, the Wilbraham plant operated at an average capacity of 77%, attaining 83% capacity for the months of June through August, and produced (i) over 14.3 million gallons of ice cream, sherbets and yogurt in bulk and 56-ounce packages, (ii) 5.2 million sundae cups, (iii) 2.2 million premium ice cream dessert rolls, pies and cakes and (iv) 0.9 million gallons of fountain syrups and toppings. The production of ice cream, sherbets and yogurt declined in 2004 to 14.3 million gallons from 17.0 million gallons in 2003 due to the package size conversion from half-gallons to 56-ounces. The quality of the Company's products is important both to sustain Friendly's image and to enable the Company to satisfy customer expectations. Wherever possible, the Company "engineers in" quality by installing modern processes such as computerized mix-making equipment and monitoring devices to ensure all storage tanks and rooms are kept at proper temperatures for maximum quality.

  Purchasing and Distribution

        The primary raw materials for the manufacture of the Company's premium ice cream desserts are dairy components and sweeteners. The Company's purchasing department procures other food products such as coffee, beef, pork and poultry in large quantities and sometimes uses commodity option contracts to hedge its positions on one or more of these agricultural commodities. Additionally, the Company will forward-contract where appropriate for as long as two-year periods of time. Since not all of the Company's purchases are hedgeable or have adequate open interest to fully hedge the Company's needs, sudden price increases will pose substantial price risks, such as that which occurred in 1998 and 2004 to the price of cream, which could have a material adverse effect on the Company in the future.

        The purchasing department in conjunction with the Company's product development department evaluates the cost and quality of all major food items on a rotating schedule basis. The Company purchases of food raw materials through numerous vendors, many of which the Company has a long-term relationship. Purchase contracts are executed with vendors on an annual, semi-annual, or monthly basis depending on the nature of the item to be purchased and the opportunities within the marketplace. In order to promote competitive pricing and uninterrupted supply, the Company routinely works with prospective vendors on existing products as well as on items that may make up a new menu offering. In order to maximize its purchasing power, the Company purchases directly from manufacturers and service providers and avoids as much as possible any third party participation.

        The Company owns one distribution center and leases two others. The Company distributes most product lines to its restaurants from warehouses in Chicopee and Wilbraham, MA and York, PA with a combined non-union workforce of approximately 200 employees. Based on fleet availability and economics, the Company distributes its packaged premium ice cream desserts to its retail customers. The Company's private truck fleet delivers most of the product lines required to 97% of its Company-operated and franchised restaurants. For efficiency of economics, since 2000 the Company has contracted with a third party distributor to provide distribution services to restaurants located in Florida markets. In May 1999, the Company extended its distribution product lines to also include fresh produce and dairy items. The Company is currently distributing produce and dairy products to approximately 77% of its restaurants. The Chicopee, Wilbraham and York warehouses encompass approximately 60,000, 127,000 and 85,000 square feet, respectively. In 2003, the Company constructed an 18,000 square foot freezer addition to its Wilbraham facility. The Company believes that these distribution facilities operate at or above industry standards with respect to timeliness and accuracy of deliveries.

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

  Human Resources and Training

        The average Company-operated Friendly's restaurant employs between two and six management team members, which may include one General Manager and one to two Assistant Managers, depending on sales volume, and one to four Managers-in-Training in each of the Company's 47 training restaurants. The General Manager is directly responsible for day-to-day operations. General Managers report to a District Manager who typically has responsibility for an average of five to 10 restaurants. District Managers report to a Regional Director or Regional Vice President who typically has responsibility for approximately 45 to 85 restaurants. Regional Directors or Regional Vice Presidents report to the Vice President, Company Restaurant Operations who oversees all Company-operated restaurants, as well as the training function.

        The average Friendly's restaurant is staffed with four to 28 employees per shift, including the salaried restaurant management. Shift staffing levels vary by sales volume level, building configuration and time of day. The average restaurant typically utilized approximately 46,650 hourly-wage labor hours in 2004 in addition to salaried management.

  Employees

        The total number of employees at the Company varies between 14,000 and 17,000 depending on the season of the year. As of January 2, 2005, the Company employed approximately 14,500 employees, of which approximately 13,900 were employed in Friendly's restaurants (including approximately 50 in field management), approximately 350 were employed at the Company's manufacturing and three distribution facilities and approximately 200 were employed at the Company's corporate headquarters and other offices. None of the Company's employees is a party to a collective bargaining agreement.

  Licenses and Trademarks

        The Company is the owner or licensee of the trademarks and service marks (the "Marks") used in its business. The Marks "Friendly®" and "Friendly's®" are owned by the Company and are registered with the U.S. Patent and Trademark Office (the "PTO"). The Mark Friendly's® is critically important to the Company and, subject to the Company's continued use of that Mark, the Company has the right to perpetually renew the federal registration of such Mark with the PTO. The Company intends to exercise its rights to renew this Mark.

        Hershey entered into non-exclusive licenses with the Company for certain candy trademarks used by the Company in its premium ice cream sundae cups (the "Cup License") and pints (the "Pint License"). The Cup License and Pint License automatically renew for unlimited one-year terms subject to certain non-renewal rights held by both parties. Hershey is subject to a non-compete provision in the sundae cup business for a period of two years if the Cup License is terminated by Hershey without cause, provided that the Company maintains its current level of market penetration in the sundae cup business. However, Hershey is not subject to a non-compete provision if it terminates the Pint License without cause. The Company has not produced pints since 2001.

        The Company also has a non-exclusive license agreement with Leaf, Inc. ("Leaf"), a subsidiary of Hershey, for use of the Heath® Bar candy trademark. The term of the royalty-free Leaf license continues indefinitely subject to termination by Leaf upon 60 days notice.

        Excluding the Marks subject to the licenses with Hershey and Leaf, the Company is the owner of its Marks.

  Competition

        The restaurant business is highly competitive and is affected by changes in the public's eating habits and preferences, population trends and traffic patterns, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond the Company's control. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image and restaurant locations. Each of the Company's restaurants competes directly or indirectly with locally-owned restaurants as well as restaurants with national or regional images and, to a limited extent, restaurants operated by its franchisees. A number of the Company's significant competitors are larger or more diversified and have substantially greater resources than the Company. The Company's retail operations compete with national and regional manufacturers of premium ice cream desserts, many of which have greater financial resources and more established channels of distribution than the Company. Key competitive factors in the retail food business include brand awareness, access to retail locations, price and quality.

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

        The Company's relationship with its current and potential franchisees is governed by the laws of the several states which regulate substantive aspects of the franchisor-franchisee relationship. Substantive state laws that regulate the franchisor-franchisee relationship presently exist or are being considered in a significant number of states. In addition, bills may be introduced in Congress that would provide for federal regulation of substantive aspects of the franchisor-franchisee relationship. These current and proposed franchise relationship laws limit, among other things, the rights of a franchisor to approve the transfer of a franchise, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

        The Company's operations are also subject to federal and state laws governing such matters as wages, hours, working conditions, civil rights and eligibility to work. Some states have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at the Company's restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage at a federal and/or state level could increase labor costs at the Company's restaurants. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect the Company as well as the restaurant industry in general. The Company is also subject to the Americans with Disabilities Act of 1990 which, among other things, may require certain renovations to its restaurants to meet federally-mandated requirements. The cost of these renovations is not expected to be material to the Company. In addition, the Company's employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency.

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

Item 2. PROPERTIES

        The table below identifies the location of the 535 restaurants operating as of January 2, 2005.

	Company-Operated Restaurants		Franchised Restaurants
State	Freestanding	Other (a)	Leased/Owned by Franchisees	Leased to Franchisees By FICC	Total Restaurants
Connecticut	37	9	—	—	46
Delaware	—	—	5	2	7
Florida	—	—	5	10	15
Maine	12	—	—	—	12
Maryland	—	—	14	7	21
Massachusetts	89	26	3	—	118
New Hampshire	12	2	—	—	14
New Jersey	32	11	18	1	62
New York	29	11	72	3	115
North Carolina	—	—	1	—	1
Ohio	7	—	4	14	25
Pennsylvania	37	9	16	1	63
Rhode Island	5	1	—	—	6
South Carolina	—	—	4	—	4
Vermont	9	1	—	—	10
Virginia	8	—	6	2	16

Total	277	70	148	40	535

(a)
Includes primarily malls and strip centers.

        The 277 freestanding restaurants range in size from approximately 2,400 square feet to approximately 5,000 square feet. The 70 mall and strip center restaurants range in size from approximately 2,200 square feet to approximately 4,500 square feet. Of the 347 restaurants operated by the Company at January 2, 2005, the Company owned the buildings and the land for 94 restaurants, owned the buildings and leased the land for 79 restaurants and leased both the buildings and the land for 174 restaurants. The Company's leases generally provide for the payment of fixed monthly rentals and related occupancy costs (e.g., property taxes and insurance). Additionally, most mall and strip center leases require the payment of common area maintenance charges and incremental rent of between 2% and 6% of the restaurant's sales.

        In addition to the Company's restaurants, the Company owns an approximately 240,000 square foot facility on 46 acres in Wilbraham, MA, which houses the corporate headquarters, a training facility, a manufacturing and distribution facility and a warehouse. The Company leases (i) an approximately 60,000 square foot distribution facility in Chicopee, MA and (ii) an approximately 85,000 square foot distribution and office facility in York, PA.

Item 3. LEGAL PROCEEDINGS

        From time to time the Company is named as a defendant in legal actions arising in the ordinary course of its business. The Company does not believe that the resolutions of these claims will have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations.

        In addition, on February 25, 2003, S. Prestley Blake ("Blake"), holder of approximately 10% of the Company's outstanding common stock, sued the Company and its Chairman in a purported derivative action in Hampden Superior Court, Massachusetts. The suit alleges breach of fiduciary duty and misappropriation of corporate assets in that the Company paid certain expenses relating to a corporate jet and the Chairman's use of that jet and use of an office in Illinois. The suit seeks to require the Chairman to reimburse the Company and the Company to pay Blake's attorneys' fees. The Company and its Chairman have denied Blake's allegations and are vigorously defending the lawsuit.

        On September 28, 2004 the Company was served with a civil lawsuit filed in Connecticut Superior Court, Judicial District of Hartford by three employees from a Connecticut restaurant on behalf of themselves and other similarly situated individuals. The plaintiffs allege that they were not properly paid for their non-service work under the state wage and hour laws. The plaintiffs seek class certification and damages for the purported class members. The Company has denied the allegations and is vigorously defending the lawsuit.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        None

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company and their respective ages and positions with the Company are as follows:

        John L. Cutter, 60, has been the Chief Executive Officer and President since February 2003. He served as the President and Chief Operating Officer from December 1998 to February 2003. Prior to joining the Company, Mr. Cutter served as the Chief Operating Officer of Boston Chicken, Inc. from March 1997 to October 1998.

        Paul V. Hoagland, 52, has been the Executive Vice President of Administration and Chief Financial Officer, Treasurer and Assistant Clerk since February 2003. He served as the Senior Vice President, Chief Financial Officer, Treasurer and Assistant Clerk from May 2001 to February 2003. Prior to joining the Company, Mr. Hoagland served as the Executive Vice President and Chief Financial Officer of New England Restaurant Company, Inc. from October 1992 to January 2001.

        Lawrence A. Rusinko, 43, has been the Senior Vice President of Marketing since July 2003. Prior to joining the Company, Mr. Rusinko served as the Vice President of Marketing of Panera Bread Company from April 1997 to July 2003 and as Panera Bread Company's Director of Marketing from May 1995 to March 1997.

        Gregory A. Pastore, 40, has been the Vice President, General Counsel and Clerk since February 2004. Prior to joining the Company, Mr. Pastore served as the Vice President of Development, General Counsel and Secretary of Bertucci's Corporation from April 1999 to February 2004. Prior to April 1999, Mr. Pastore was affiliated with the law firm of Hutchins, Wheeler & Dittmar from April 1994 to April 1999.

        Garrett J. Ulrich, 54, has been the Vice President of Human Resources since September 1991. Prior to joining the Company, Mr. Ulrich served as the Vice President of Human Resources of Dun & Bradstreet Information Services, North America from 1988 to 1991. From 1978 to 1988, Mr. Ulrich held various human resource executive and managerial positions at Pepsi Cola Company, a division of PepsiCo.

        Kenneth D. Green, 41, has been the Vice President of Company Restaurant Operations since August 2004. He served as a Regional Director of Restaurant Operations from April 2003 to August 2004. Prior to joining the Company, Mr. Green served as Vice President of Operations of Cosi, Inc. from March 2001 to April 2003. From June 1996 to January 2003, Mr. Green served as President and Owner of Dine West, Inc.

        Allan J. Okscin, 53, has been the Vice President and Corporate Controller since July 2003. He served as Corporate Controller from 1989 to July 2003. Mr. Okscin is a certified public accountant.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "FRN." The following table sets forth the high and low sale price per share of the Company's common stock during each fiscal quarter within the two most recent fiscal years as reported on AMEX:

MARKET PRICE OF COMMON STOCK

	High	Low
2004
First Quarter	$16.00	$9.58
Second Quarter	19.30	12.05
Third Quarter	13.38	8.56
Fourth Quarter	9.95	7.67
2003
First Quarter	$6.98	$5.61
Second Quarter	6.94	5.61
Third Quarter	8.00	6.11
Fourth Quarter	11.22	7.62

        The number of shareholders of record of the Company's common stock as of January 31, 2005 was 543.

        The Company currently intends to retain any earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future. Any determination as to the payment of dividends will depend upon the future results of operations, capital requirements and financial condition of the Company and its subsidiaries and such other facts as the Board of Directors of the Company may consider, including any contractual or statutory restrictions on the Company's ability to pay dividends. The Company's New Credit Facility and the indenture relating to its New Senior Notes each limit the Company's ability to pay dividends on its common stock, and the Company is currently prohibited from paying any dividends (other than stock dividends) under these provisions. The Company has not paid any dividends in the last five years.

        The Company did not repurchase any of its equity securities during the fourth quarter of 2004.

Item 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

        The following table sets forth selected consolidated historical financial information, which has been derived from the Company's audited Consolidated Financial Statements for each of the five most recent years ended January 2, 2005. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the basis of the presentation and significant accounting policies of the consolidated historical financial information set forth below. No dividends were declared or paid for any period presented.

	Fiscal Year (a)
(in thousands, except per share data)	2004	2003	2002	2001	2000
	(53 weeks)	(restated)	(restated)	(restated)	(restated)
				(unaudited)	(unaudited)
Statement of Operations Data:
Revenues:
Restaurant	$448,661	$459,758	$454,569	$447,953	$508,976
Foodservice	112,637	110,190	106,331	95,368	76,635
Franchise	13,199	9,822	9,472	9,174	8,710

Total revenues	574,497	579,770	570,372	552,495	594,321

Costs and expenses:
Cost of sales	215,264	207,071	202,418	198,049	196,378
Labor and benefits	165,675	166,982	161,647	157,312	187,641
Operating expenses	109,549	108,632	109,095	103,061	113,616
General and administrative expenses (b)	40,006	41,657	39,462	39,661	44,936
Pension settlement expense (curtailment gain) (c)	2,204	(8,113)	—	—	—
Restructuring expenses (reversal of restructuring expenses), net (d)	2,627	—	(400)	636	12,056
Gain on litigation settlement (e)	(3,644)	—	—	—	—
Write-downs of property and equipment (d,f)	91	26	976	800	20,834
Depreciation and amortization	23,231	23,387	25,148	29,893	31,654
Gain on franchise sales of restaurant operations and properties (g)	(1,302)	—	(675)	(4,591)	(5,307)
Loss (gain) on disposals of other property and equipment, net	213	2,044	578	(2,021)	(5,507)

Operating income (loss)	20,583	38,084	32,123	29,695	(1,980)
Other expenses:
Interest expense, net (h)	22,295	24,157	24,870	27,310	31,053
Other expenses, principally debt retirement costs (i)	9,235	—	—	—	—

(Loss) income before benefit from (provision for) income taxes and extraordinary item	(10,947)	13,927	7,253	2,385	(33,033)
Benefit from (provision for) income taxes	7,530	(4,424)	(1,593)	124	21,634

(Loss) income before extraordinary item	(3,417)	9,503	5,660	2,509	(11,399)
Extraordinary item, net of income tax effect (j)	—	—	—	547	—

Net (loss) income	$(3,417)	$9,503	$5,660	$3,056	$(11,399)

Basic (loss) income per share:
(Loss) income before extraordinary item	$(0.45)	$1.28	$0.77	$0.34	$(1.53)
Extraordinary item, net of income tax effect	—	—	—	0.07	—

Net (loss) income	$(0.45)	$1.28	$0.77	$0.41	$(1.53)

Diluted (loss) income per share:
(Loss) income before extraordinary item	$(0.45)	$1.25	$0.75	$0.34	$(1.53)
Extraordinary item, net of income tax effect	—	—	—	0.07	—

Net (loss) income	$(0.45)	$1.25	$0.75	$0.41	$(1.53)

Other Data:
Net cash provided by (used in) operating activities	$7,427	$25,846	$32,471	$15,472	$(2,961)
Net cash (used in) provided by investing activities	$(14,677)	$(29,712)	$(11,614)	$42,753	$25,049
Net cash used in financing activities	$(4,976)	$(4,844)	$(2,858)	$(56,467)	$(19,566)
Capital expenditures:
Cash	$19,734	$29,791	$17,877	$13,922	$18,773
Non-cash (k)	3,445	1,925	215	—	3,674

Total capital expenditures	$23,179	$31,716	$18,092	$13,922	$22,447

	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000
		(restated)	(restated)	(restated)	(restated)
				(unaudited)	(unaudited)
Balance Sheet Data:
Working capital (deficit)	$(13,703)	$(4,915)	$13	$(19,757)	$(35,727)
Total assets	$248,884	$247,288	$252,163	$246,876	$292,797
Total long-term debt and capital lease obligations, excluding current maturities	$233,132	$233,710	$236,874	$239,064	$283,658
Total stockholders' deficit	$(105,026)	$(103,152)	$(108,145)	$(99,930)	$(103,288)

Note: The Company has restated its consolidated financial statements for changes in operating expenses and depreciation expense for all previous years presented due to the treatment of lease accounting and leasehold depreciation. See Note 4 of Notes to Consolidated Financial Statements. The consolidated financial statements and related schedule of Friendly Ice Cream Corporation as of December 30, 2001 and December 31, 2000 and for the years then ended, were audited by auditors who have ceased operations. As a result of the restatement discussed above, the audit report of the auditors who have ceased operations should no longer be relied upon.

(a)
2004 included 53 weeks of operations. All other years presented included 52 weeks of operations.

(b)
General and administrative expenses included stock compensation expense of $223, $330, $531, $298 and $527 for 2004, 2003, 2002, 2001 and 2000, respectively.

(c)
In 2004, lump-sum cash payments to pension plan participants were in excess of the interest cost component of net periodic pension cost. As a result, the Company recorded additional pension expense of $2,204 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

  In November 2003, the Company announced that effective December 31, 2003, all benefits accrued under the pension plan would be frozen at the level attained on that date. The benefits accrued through December 31, 2003 were not reduced and will continue to be credited with interest. As a result, the Company recognized a one-time pension curtailment gain of $8,113 in 2003.

(d)
In March 2004, the Company recorded a pre-tax restructuring charge of $2,627 for severance and outplacement services associated with reduction in force actions taken during the first quarter.

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

  In March 2000, the Company's Board of Directors approved a restructuring plan that provided for the immediate closing of 81 restaurants at the end of March 2000 and the disposition of an additional 70 restaurants over the next 24 months. As a result of this plan, the Company reported a pre-tax restructuring charge of $12,056 for severance, rent, utilities and real estate taxes, demarking, lease termination costs and certain other costs associated with the closing of the locations, along with a pre-tax write-down of property and equipment for these locations of approximately $17,000 in the year ended December 31, 2000. The Company reduced the restructuring reserve by $400 and $1,900 during the years ended December 29, 2002 and December 30, 2001, respectively, since the reserve exceeded estimated remaining payments.

(e)
In January 2004, the Company reached a settlement in a lawsuit filed against a former administrator of one of the Company's benefit plans. The settlement was based on the administrator's alleged failure to adhere to the terms of a contract and resulted in a one-time payment to the Company of $3,775, which was received on April 2, 2004. As a result of this lawsuit, the Company incurred professional fees of approximately $500 which were included in the accompanying consolidated statement of operations for the year ended December 28, 2003 and an additional $131 in professional fees that were offset against the payment in the accompanying consolidated statement of operations for the year ended January 2, 2005.

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

(h)
Interest expense was net of capitalized interest of $61, $144, $0, $93 and $109 and interest income of $702, $838, $808, $581 and $219 for 2004, 2003, 2002, 2001 and 2000, respectively.

(i)
In March 2004, $127,357 of aggregate principal amount of Senior Notes were purchased at the tender offer and consent solicitation price of 104% of the principal amount and $476 of aggregate principal amount of Senior Notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48,144 of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount. In connection with the tender offer, the Company wrote off unamortized deferred financing costs of $2,445 and paid a premium of $6,790 that was included in the accompanying consolidated statement of operations for the year ended January 2, 2005.

(j)
Extraordinary item, net represents the $4,255 gain on the repurchase of Senior Notes net of (i) $2,806 of deferred financing costs which were expensed as a result of the repayment of term loans in July 2001 and the repayment of the Old Credit Facility and the repurchase of $21,300 of Senior Notes in December 2001, (ii) $522 of expenses associated with releasing mortgages, etc. in connection with the repayment of the Old Credit Facility and (iii) $380 of income taxes.

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

  Overview

        The Company's revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. As of January 2, 2005, Friendly's operated 347 full-service restaurants, franchised 188 full-service restaurants and seven non-traditional units and manufactured a full line of premium ice cream desserts distributed through more than 4,500 supermarkets and other retail locations in 13 states. The Company was publicly held from 1968 until January 1979, at which time it was acquired by Hershey Foods Corporation ("Hershey"). Under Hershey's ownership, the number of Company restaurants increased from 601 to 849. Hershey subsequently sold the Company in September 1988 to The Restaurant Company ("TRC") in a highly-leveraged transaction (the "TRC Acquisition").

        Beginning in 1989, the new management focused on improving operating performance through revitalizing and renovating restaurants, upgrading and expanding the menu and improving management hiring, training, development and retention. Also in 1989, the Company introduced its signature premium ice cream desserts into retail locations in the Northeast. Since the beginning of 1989, 54 new restaurants have been opened while 397 under-performing restaurants have been closed and 158 restaurants have been refranchised.

        The high leverage associated with the TRC Acquisition has severely impacted the liquidity and profitability of the Company. As of January 2, 2005, the Company had a stockholders' deficit of $105.0 million. Cumulative net interest expense of $585.5 million since the TRC Acquisition has significantly contributed to the deficit. The Company's net loss in 2004 of $3.4 million included $22.3 million of interest expense, net. The degree to which the Company is leveraged could have important consequences, including the following: (i) potential impairment of the Company's ability to obtain additional financing in the future; (ii) because borrowings under the Company's New Credit Facility and Mortgage Financing in part bear interest at floating rates, the Company could be adversely affected by any increase in prevailing rates; (iii) the Company is more leveraged than certain of its principal competitors, which may place the Company at a competitive disadvantage; and (iv) the Company's substantial leverage may limit its ability to respond to changing business and economic conditions and make it more vulnerable to a downturn in general economic conditions.

        The Company's revenue and operating income have improved significantly since the Company became publicly held in 1997. With the closing of underperforming restaurants, average revenue per restaurant has increased 43.0% from $0.9 million in 1997 to $1.2 million in 2004. Foodservice operations manufactures premium ice cream dessert products and distributes such manufactured products and purchased finished goods to both Company-operated and franchised restaurants. Additionally, it sells premium ice cream dessert products to distributors and retail and institutional locations. Foodservice (franchise, retail and institutional) revenues and franchise revenues have increased from $10.5 million and $0.4 million, respectively, in 1997 to $112.6 million and $13.2 million, respectively, in 2004. As a result of the closing of under-performing restaurants, the costs associated with the March 2000 restructuring, the growth of the foodservice business and the commencement in July 1997 of the Company's franchising program, period-to-period comparisons may not be meaningful. Largely as a result of its high leverage and interest expense, the Company has reported net (loss) income of ($3.4 million), $9.5 million, $5.7 million, $3.1 million and ($11.4 million) for 2004, 2003, 2002, 2001 and 2000, respectively.

        Following is a summary of the Company-operated and franchised units:

	For the Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Company Units:
Beginning of period	380	387	393
Openings	4	3	—
Refranchised closings	(27)	—	—
Closings	(10)	(10)	(6)

End of period	347	380	387

Franchised Units:
Beginning of period	163	162	167
Refranchised openings	27	—	—
Openings	8	6	5
Closings	(3)	(5)	(10)

End of period	195	163	162

  Restatement of Financial Statements

        The Company has restated its consolidated financial statements for changes in operating expenses and depreciation expense for all previous years presented due to the treatment of lease accounting and leasehold depreciation. See Note 4 of Notes to Consolidated Financial Statements.

  2004 Compared to 2003

  Revenues:

        Total Revenues—Total revenues decreased $5.3 million, or 0.9%, to $574.5 million in 2004 from $579.8 million for 2003. Fiscal 2004 included a 53rd week of operations. The additional week contributed $10.7 million in total revenues as restaurants, foodservice and franchise segments provided $9.0 million, $1.5 million and $0.2 million, respectively.

        Restaurant Revenues—Restaurant revenues decreased $11.1 million, or 2.4%, to $448.7 million for 2004 from $459.8 million for 2003. Excluding the impact of the 53rd week of operations, comparable Company-operated restaurant revenues decreased 0.6% from 2003 to 2004 as declines occurred in lunch and snack dayparts with the largest occurring during the evening snack period. The unfavorable impact of record snowfall during the first quarter of 2003 had a favorable impact on restaurant revenues when compared to the first quarter of the current year, as operating days lost due to weather closings were minimal in 2004. However, sales growth in the fast food restaurant segment, higher gas prices and fewer ninety-degree summer days in the Northeast may have contributed to a decline in comparable restaurant revenues during 2004. Nine and 34 restaurants were re-imaged during 2004 and 2003, respectively. The closing of 20 Company-operated restaurants and the refranchising of 27 restaurants over the past 24 months resulted in restaurant revenue declines of $6.0 million and $18.0 million, respectively, during 2004 as compared to 2003. These declines were partially offset by a $5.6 million increase in restaurant revenues due to the opening of seven new restaurants over the past 24 months. Four of the new restaurants were opened in 2004.

        Foodservice Revenues—Foodservice revenues (product sales to franchisees and retail customers) increased $2.4 million, or 2.2%, to $112.6 million in 2004 from $110.2 million in 2003. Franchised restaurant product revenues increased by $9.3 million in 2004 as compared to 2003 due primarily to the increased number of franchised restaurants and selling price increases related to increased costs of dairy and other manufacturing ingredients and food and supply items. Sales to foodservice retail supermarket customers declined by $6.9 million from 2003 to 2004 due primarily to a decline in case volume sold to retail supermarket customers. Case volume in the Company's retail supermarket business fell by 8.7% in 2004 when compared to 2003. Increases in competitive discounting and a higher non-discounted selling price to final consumers, as a result of higher ingredient costs, may have contributed to the case decline. During the quarter ended March 28, 2004, the Company reduced the size of its retail ice cream container to a 56-ounce product from a 64-ounce product.

        Franchise Revenues—Franchise royalty, fee and rental revenues increased $3.4 million, or 34.4%, to $13.2 million in 2004 compared to $9.8 million in 2003.

        Royalties on franchised restaurant sales increased $1.6 million in 2004 when compared to 2003 as the number of franchised units increased and comparable franchised restaurant revenues grew 2.7% from 2003 to 2004. The opening of 14 new franchised restaurants and the refranchising of 27 Company-operated restaurants during the last 24 months increased royalty revenues by $1.1 million while the closing of eight under-performing locations during the same period had no material impact on royalty revenues.

        Franchise fees increased by $0.7 million during 2004 when compared to 2003 due primarily to the refranchising of 27 Company-operated restaurants, the opening of seven new restaurants and the opening of one new café during 2004. There were six new franchised restaurants opened and no Company-operated restaurants refranchised in 2003.

        An increase in rental income for leased and subleased franchise locations of $1.1 million in 2004 when compared to 2003 also contributed to the higher franchise revenues. This increase was partially offset by $0.3 million received in 2003 pursuant to an agreement releasing Davco from all obligations and guarantees related to certain leases associated with franchised locations. There were 195 and 163 franchise units open at January 2, 2005 and December 28, 2003, respectively.

  Cost of sales:

        Cost of sales increased $8.2 million, or 4.0%, to $215.3 million in 2004 from $207.1 million in 2003. Cost of sales as a percentage of total revenues was 37.5% and 35.7% in 2004 and 2003, respectively. Higher commodity costs, especially for cream, raw milk and vanilla had an unfavorable impact on cost of sales as a percentage of total revenues. A shift in sales mix from Company-operated restaurant sales to foodservice sales added to the increase in cost of sales as a percentage of total revenues. Foodservice sales to franchisees and retail supermarket customers (19.6% and 19.0% of total revenues in 2004 and 2003, respectively) have a higher food cost as a percentage of revenue than sales in Company-operated restaurants to restaurant patrons. Foodservice retail sales promotional allowances, recorded as offsets to revenues, increased by 4.6% in 2004 as a percentage of gross retail sales when compared to 2003 as a result of a change in mix of promotional activities. This increase had an unfavorable impact on the overall cost of sales as a percentage of total revenues. Distribution costs were higher in 2004 when compared to 2003 as a result of the unfavorable impact of new federal restrictions imposed on driver hours, higher fuel costs, additional operating leases for new equipment and increases in general liability insurance. Restaurant cost of sales as a percentage of restaurant revenues increased to 27.3% in 2004 from 26.8% in 2003 as menu price increases have lagged increases in the commodity costs mentioned above. Cream prices for 2004 were higher than 2003. The conversion during the first quarter of 2004 from a 64-ounce container to a 56-ounce container and gains realized in the first quarter of 2004 due to favorable positions on options for butter futures contracts partially offset higher prices for cream and other commodities. The benefits derived from options for butter futures contracts realized in the first quarter of 2004 did not continue during the remainder of 2004.

The growth in franchise royalty, fee and rental revenues reduced cost of sales as a percentage of total revenues by 0.2% in 2004 when compared to 2003.

        The table below shows the average monthly price of a pound of AA butter. These prices were obtained from market quotes provided by the USDA's Agricultural Marketing Service.

Month:	2004	2003	2002	2001	2000
January	$1.4320	$1.0815	$1.3454	$1.2531	$0.9090
February	1.7132	1.0405	1.2427	1.3852	0.9245
March	2.1350	1.0915	1.2473	1.5708	1.0200
April	2.2204	1.0906	1.1712	1.8217	1.0691
May	2.0363	1.0919	1.0590	1.8713	1.2450
June	1.9300	1.1142	1.0427	1.9783	1.2440
July	1.7458	1.1985	1.0302	1.8971	1.1790
August	1.5408	1.1708	0.9752	2.0880	1.1933
September	1.7656	1.1731	0.9635	2.0563	1.1727
October	1.6475	1.1846	1.0315	1.4070	1.1462
November	1.9238	1.2057	1.0425	1.3481	1.6490
December	1.7083	1.2969	1.1198	1.2793	1.3700

Mathematical Avg	$1.8166	$1.1450	$1.1059	$1.6630	$1.1768

        The cost of cream, the principal ingredient used in making ice cream, affects cost of sales as a percentage of total revenues, especially in foodservice's retail business. A $0.10 increase in the cost of a pound of AA butter adversely affects the Company's annual cost of sales by approximately $1.0 million. This adverse impact may be offset by price increases or other factors. However, no assurance can be given that the Company will be able to offset any cost increases in the future and future increases in cream prices could have a material adverse effect on the Company's results of operations. To minimize risk, the Company continues to pursue alternative supply sources.

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

  Labor and benefits:

        Labor and benefits decreased $1.3 million, or 0.8%, to $165.7 million in 2004 from $167.0 million in 2003. Labor and benefits as a percentage of total revenues was 28.8% in 2004 and 2003. As a percentage of restaurant revenues, labor and benefits increased to 36.9% in 2004 from 36.3% in 2003. The increase in labor and benefits as a percentage of restaurant revenues was due to training costs associated with the rollout of a new point of sale register system in 300 restaurants during 2004 and declines in labor scheduling efficiencies during the first quarter of 2004, especially during off meal periods in the winter months. Day to day weather changes, particularly in the winter months, can result in over scheduling labor when daypart sales fall short of expectations. In April 2004, the Company initiated a program to reinforce proper labor scheduling techniques. Accordingly, labor and benefits as a percentage of restaurant revenues improved in the latter half of 2004 when compared to the same period in 2003. Payroll taxes, insurance costs and general manager compensation also increased as a percentage of sales in 2004 when compared to 2003. Revenue increases derived from franchised locations and retail supermarket customers, which do not have any associated restaurant labor and benefits, reduced the impact of the higher restaurant labor and benefits as a percentage of total revenues.

  Operating expenses:

        Operating expenses increased $0.9 million, or 0.8%, to $109.5 million in 2004 from $108.6 million in 2003. Operating expenses as a percentage of total revenues were 19.1% and 18.7% in 2004 and 2003, respectively. The percentage increase primarily resulted from increased general liability insurance costs, restaurant menu costs, kid premium supply costs and new restaurant pre-opening expenses in 2004 when compared to 2003.

  General and administrative expenses:

        General and administrative expenses were $40.0 million and $41.7 million in 2004 and 2003, respectively. General and administrative expenses as a percentage of total revenues decreased to 7.0% in 2004 from 7.2% in 2003. The dollar decrease is primarily the result of lower bonus expense and a reduction in salaries and wages, which resulted from the elimination of certain positions during the first quarter of 2004. The decrease was partially offset by increased medical insurance and computer rental costs and legal, accounting, recruitment and other professional fees in 2004 when compared to 2003. During 2004, the Company also recorded a charge for future rents associated with a vacated training facility. The Company has incurred and expects to continue to incur higher accounting fees as it documents and tests its internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

  Pension settlement expense (curtailment gain):

        Certain of the Company's employees are covered under a noncontributory defined benefit pension plan. During 2004, lump-sum cash payments to participants exceeded the interest cost component of net periodic pension cost for the plan year. As a result of the settlement volume, the Company recorded additional pension expense of $2.2 million.

        In November 2003, the Company announced that effective December 31, 2003, all benefits accrued under the pension plan would be frozen at the level attained on that date. The benefits accrued through December 31, 2003 were not reduced and cash balance accounts will continue to be credited with interest after that date. As a result, the Company recognized a one-time pension curtailment gain of $8.1 million in 2003 equal to the unamortized balances as of December 31, 2003 from all plan changes prior to that date.

  Restructuring expenses:

        Restructuring expenses of $2.6 million related to severance and other benefits associated with reduction in force actions taken during the first quarter of 2004 that reduced headcount by approximately 20 permanent positions.

  Gain on litigation settlement:

        In January 2004, the Company reached a settlement in a lawsuit filed against a former administrator of one of the Company's benefit plans. The settlement was based on the administrator's alleged failure to adhere to the terms of a contract and resulted in a one-time payment to the Company of approximately $3.8 million, which was received on April 2, 2004. As a result of this lawsuit, the Company incurred professional fees of approximately $0.5 million that were included in the consolidated statement of operations for the year ended December 28, 2003 and an additional $0.2 million in professional fees that were offset against the payment in the accompanying condensed consolidated statement of operations for the year ended January 2, 2005.

  Write-downs of property and equipment:

        Write-downs of property and equipment were $0.1 million and $26,000 in 2004 and 2003, respectively. During 2004, it was determined that the carrying value of one property and a vacant land parcel exceeded their estimated fair values less costs to sell. The 2003 write down related to a vacant land parcel.

  Depreciation and amortization:

        Depreciation and amortization was $23.2 million and $23.4 million in 2004 and 2003, respectively. Depreciation and amortization as a percentage of total revenues was 4.0% in 2004 and 2003.

  Gain on franchise sales of restaurant operations and properties:

        Gain on franchise sales of restaurant operations and properties was $1.3 million in 2004 due primarily to the sale of certain equipment assets, lease and sublease rights and franchise rights in 10 existing Company-operated restaurants to a franchisee.

  Loss on disposals of other property and equipment, net:

        The loss on disposals of other property and equipment, net was $0.2 million and $2.0 million in 2004 and 2003, respectively. The table below identifies the components of the loss on disposals of other property and equipment, net as shown in the accompanying consolidated statements of operations (in thousands):

	For the Years Ended
	January 2, 2005	December 28, 2003
Restaurant equipment assets retired due to replacement	$442	$387
Restaurant assets retired due to remodeling	195	1,235
Loss on property not held for disposition	63	—
(Gain) loss on property held for disposition	(782)	280
All other	295	142
Loss on disposals of other property and equipment, net	$213	$2,044

  Interest expense, net:

        Interest expense, net of capitalized interest and interest income, was $22.3 million and $24.2 million in 2004 and 2003, respectively. In March 2004, $127.8 million of aggregate principal amount of the Company's 10 1/2% Senior Notes were purchased in a tender offer with the proceeds from the issuance of $175.0 million of 8 3/8% New Senior Notes. In April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount. When compared to 2003, interest expense related to the New Senior Notes was reduced by $2.6 million compared to interest expense related to the Senior Notes, including an additional $0.3 million related to the 53rd week of operations in 2004. Interest associated with capital lease obligations increased $0.4 million with the rollout of a new point of sale register system in 300 restaurants during 2004.

  Other expenses, principally debt retirement costs:

        Other expenses, principally debt retirement costs represents the $6.8 million premium and the write off of unamortized deferred financing costs of approximately $2.4 million in connection with the tender offer for the $176.0 million of Senior Notes. In March 2004, $127.8 million of aggregate principal amount of Senior Notes were purchased pursuant to the tender offer and in April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.

  Benefit from (provision for) income taxes:

        The benefit from income taxes for 2004 included a $2.2 million reversal of income tax accruals recorded in prior years. This accrual related to tax matters that, based upon additional information obtained during the fourth quarter of 2004, was no longer necessary. The reversal was recorded in the fourth quarter of 2004. The benefit from income taxes was $7.5 million, or 68.8%, in 2004. The provision for income taxes was $4.4 million, or 31.8%, for 2003. The benefit from income tax in 2004 and the provision for income tax in 2003 were favorably impacted by the generation of Federal General Business Credits. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change.

  Net (loss) income:

        Net loss was $3.4 million in 2004 as compared to net income of $9.5 million in 2003 for the reasons discussed above.

  2003 Compared to 2002

  Revenues:

        Total Revenues—Total revenues increased $9.4 million, or 1.6%, to $579.8 million in 2003 from $570.4 million in 2002.

        Restaurant Revenues—Restaurant revenues increased $5.2 million, or 1.1%, to $459.8 million in 2003 from $454.6 million in 2002. Comparable Company-operated restaurant revenues increased 2.3% from 2002 to 2003 as increases occurred in all dayparts except breakfast, which decreased. Record snowfall during the first quarter of 2003 and increased rainfall during the second and third quarters of 2003 had an unfavorable impact on restaurant revenues when compared to 2002. Operating days in comparable operating units during 2003 were reduced by 0.3% due to construction period closings associated with the Company's re-imaging program. Thirty-four locations were re-imaged during 2003. The opening of three new restaurants in 2003 increased restaurant revenues by $1.2 million. The closing of 16 locations over the past 24 months resulted in a $5.7 million decline in restaurant revenues in 2003 as compared to 2002.

        Foodservice Revenues—Foodservice (product sales to franchisees and retail customers) revenues increased by $3.9 million, or 3.6%, to $110.2 million in 2003 from $106.3 million in 2002. Franchised restaurant product revenues and sales to foodservice retail supermarket customers increased by $2.6 million and $1.3 million, respectively. Case volume in the Company's retail supermarket business increased by 2.7% in 2003 when compared to 2002.

        Franchise Revenues—Franchise royalty and fee revenues increased $0.3 million, or 3.7%, to $9.8 million in 2003 compared to $9.5 million in 2002. Royalties on franchised sales increased $0.6 million, or 7.3%, as comparable franchised restaurant revenues grew 5.3% from 2002 to 2003. Initial franchise fees associated with transfers of existing franchised locations and forfeited development fees were lower by $0.2 million in 2003 when compared to 2002. Declines in rental income for leased and subleased locations of $0.4 million were partially offset by $0.3 million received in 2003 pursuant to an agreement releasing Davco from all obligations and guarantees related to certain leases associated with franchised locations. There were 163 and 162 franchise units open at December 28, 2003 and December 29, 2002, respectively.

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

  Labor and benefits:

        Labor and benefits increased $5.4 million, or 3.3%, to $167.0 million in 2003 from $161.6 million in 2002. Labor and benefits as a percentage of total revenues increased to 28.8% in 2003 from 28.3% in 2002. As a percentage of restaurant revenues, labor and benefits increased to 36.3% in 2003 from 35.6% in 2002. The increase in labor and benefits as a percentage of restaurant revenue was partially due to increased payroll taxes and a reduced restaurant pension benefit in 2003 when compared to 2002. Minimum staffing requirements during the breakfast daypart and other service initiatives also had an adverse impact on labor costs in 2003 when compared to 2002. Revenue increases derived from franchised locations and retail supermarket customers, which do not have any associated restaurant labor and benefits, reduced the impact of the higher restaurant labor and benefits as a percentage of total revenues.

  Operating expenses:

        Operating expenses decreased $0.5 million, or 0.4%, to $108.6 million in 2003 from $109.1 million in 2002. Operating expenses as a percentage of total revenues were 18.7% and 19.1% in 2003 and 2002, respectively. The decrease in dollars resulted from lower restaurant maintenance costs, as many deferred maintenance projects were completed in 2002, and a reduction in general liability insurance claims. Costs for snow removal and natural gas were higher in 2003 when compared to 2002. Total advertising costs increased by $1.4 million when compared to 2002 but were mostly offset by a $1.0 million charge in 2002 associated with the termination of a cost sharing arrangement for a corporate aircraft. In August 2003, the Company terminated the cost sharing arrangement.

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

  Pension curtailment gain:

        In November 2003, the Company announced that effective December 31, 2003, all benefits accrued under the pension plan would be frozen at the level attained on that date. The benefits accrued through December 31, 2003 were not reduced and cash balance accounts will continue to be credited with interest after that date. As a result, the Company recognized a one-time pension curtailment gain of $8.1 million in 2003 equal to the unamortized balances as of December 31, 2003 from all plan changes prior to that date.

  (Reversal of restructuring expenses) restructuring expenses:

        Reversal of restructuring expenses was $0.4 million in 2002. The Company reduced the restructuring reserve by $0.4 million during 2002 since the reserve exceeded estimated remaining payments.

  Write-downs of property and equipment:

        Write-downs of property and equipment were $26,000 and $1.0 million in 2003 and 2002, respectively. The 2003 write-down related to a vacant land parcel. During 2002, it was determined that the carrying values of nine properties exceeded their estimated fair values less costs to sell.

  Depreciation and amortization:

        Depreciation and amortization decreased $1.7 million, or 7.0%, to $23.4 million in 2003 from $25.1 million in 2002. Depreciation and amortization as a percentage of total revenues was 4.0% and 4.4% in 2003 and 2002, respectively. The decline in depreciation expense was associated with certain purchased software at the Company's headquarters and fully depreciated restaurant equipment.

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

  Loss on disposals of other property and equipment, net:

        The loss on disposals of other property and equipment, net was $2.0 million and $0.6 million in 2003 and 2002, respectively. The loss in 2003 primarily resulted from disposals related to the re-imaging of restaurants and the replacement of inoperative equipment. The loss during 2002 resulted from the sale of idle land and two closed locations as well as disposals related to the re-imaging of restaurants and the replacement of inoperative equipment. Losses in 2002 were largely offset by gains of $1.3 million on the sales of six locations. The table below identifies the components of the loss on disposals of other property and equipment, net as shown in the accompanying consolidated statements of operations (in thousands):

	For the Years Ended
	December 28, 2003	December 29, 2002
Restaurant assets retired due to remodeling	$1,235	$1,117
Restaurant equipment assets retired due to replacement	387	335
Loss (gain) on property held for disposition	280	(1,080)
All other	142	206

Loss on disposals of other property and equipment, net	$2,044	$578

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

  Provision for income taxes:

        The provision for income taxes was $4.4 million, or 31.8%, in 2003 compared to $1.6 million, or 22.0%, in 2002. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. In 2003, the provision for income taxes was favorably impacted by the generation of Federal General Business Credits.

  Net income:

        Net income was $9.5 million and $5.7 million in 2003 and 2002, respectively, for the reasons discussed above.

  Liquidity and Capital Resources

        The Company's primary sources of liquidity and capital resources are cash generated from operations and, if needed, borrowings under its revolving credit facility. Net cash provided by operating activities was $7.4 million and $25.8 million in 2004 and 2003, respectively. Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent FICC's and its subsidiaries' debt instruments permit) are sources of cash. The amount of debt financing that FICC will be able to incur is limited by the terms of its New Credit Facility and New Senior Notes indenture. Below was the financing status of the Company's operating restaurants at January 2, 2005:

Owned and mortgaged	67
Sold and leased back	61
Owned land and building	27
Leased land, owned building	79
Leased land and building	113

Total Company-operated restaurants	347

        The restaurants above not identified as owned and mortgaged or sold and leased back secure the Company's obligations under the New Credit Facility. In addition to the 67 properties identified as owned and mortgaged, the Company owns an additional eight properties in this category that are now operated by franchisees. Of the 27 restaurant properties identified as owned land and building, six were available to be sold, if necessary, and of the 79 restaurant properties identified as leased land, owned building, two were available to be mortgaged, if necessary.

        During 2004, the Company's cash flows were used primarily to pay expenses associated with the tender offer for the Senior Notes, to maintain existing restaurants and open four new restaurants, to continue to renovate and re-image existing restaurant and plant facilities and for general corporate purposes. The Company spent $23.2 million, $31.7 million and $18.1 million on capital expenditures in 2004, 2003 and 2002, respectively, including assets acquired under capital leases and lease incentives, of which $1.4 million, $5.8 million and $6.5 million was incurred in 2004, 2003 and 2002, respectively, for the renovation of restaurants under its revitalization and re-imaging programs. Capital expenditures were offset by proceeds from sales of property and equipment of $6.0 million, $0.1 million and $6.3 million in 2004, 2003 and 2002, respectively.

        The Company had a working capital deficit of $13.7 million and $4.9 million as of January 2, 2005 and December 28, 2003, respectively. The working capital needs of companies engaged in the restaurant industry are generally low and as a result, restaurants are frequently able to operate with a working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

        Net cash used in financing activities was $5.0 million and $4.8 million in 2004 and 2003, respectively.

        In December 2001, the Company completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of all amounts outstanding under the Company's then existing credit facility and the purchase of approximately $21.3 million of its 10 1/2% senior notes due December 1, 2007 (the "Senior Notes") with the proceeds from $55.0 million in long-term mortgage financing (the "Mortgage Financing") and a $33.7 million sale and leaseback transaction (the "Sale/Leaseback Financing"). In addition, FICC secured a new $30.0 million revolving credit facility (the "New Credit Facility") of which up to $20.0 million is available to support letters of credit.

        The Mortgage Financing has a maturity date of January 1, 2022 and is amortized over 20 years. Interest on $10.0 million of the original $55.0 million from the Mortgage Financing is variable and is the sum of the 30-day LIBOR rate in effect (2.41% at January 2, 2005) plus 6% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The remaining $45.0 million of the original $55.0 million from the Mortgage Financing bears interest at a fixed annual rate of 10.16%. The variable rate notes are subject to prepayment penalties during the first five years. The fixed rate notes may not be prepaid without the Company providing the note holders with a yield maintenance premium. In connection with the Mortgage Financing, three new limited liability companies ("LLCs") were organized, each of which is a borrower in the financing. Friendly Ice Cream Corporation is the sole member of each LLC. The Mortgage Financing requires the Company to maintain a fixed charge coverage ratio, as defined, of at least 1.10 to 1 and each LLC to maintain a fixed charge coverage ratio, as defined, on an aggregate restaurant basis of at least 1.25 to 1, in each case calculated as of the last day of each fiscal year. The Company is in compliance with these covenants.

        In connection with the Sale/Leaseback Financing, the Company sold 44 properties operating as Friendly's restaurants and entered into a master lease with the buyer to lease the 44 properties for an initial term of 20 years under a triple net lease. There are four five-year renewal options and lease payments are subject to escalator provisions every five years based upon increases in the Consumer Price Index.

        In 2003 and 2004, FICC purchased all of the remaining outstanding Senior Notes in a series of transactions. In July 2003, FICC purchased approximately $2.7 million in aggregate principal amount of the Senior Notes for approximately $2.8 million, the then current market value. In February 2004, the Company announced a cash tender offer and consent solicitation for $176 million of Senior Notes to be financed with the proceeds from a $175 million private offering of new 8.375% senior notes (the "New Senior Notes"), available cash and an amended New Credit Facility (the "2004 Refinancing"). In March 2004, $127.4 million of aggregate principal amount of Senior Notes were purchased at the tender offer and consent solicitation price of 104% of the principal amount and $0.4 million of aggregate principal amount of Senior Notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount. Interest on the Senior Notes was payable at 10.5% per annum semi-annually on June 1 and December 1 of each year. In connection with the tender offer, the Company wrote off unamortized deferred financing costs and incurred other direct expenses of $9.2 million that were included in the accompanying consolidated statement of operations for the year ended January 2, 2005.

        The $175 million of New Senior Notes issued in March 2004 are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC's Friendly's Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The New Senior Notes mature on June 15, 2012. Interest on the New Senior Notes is payable at 8.375% per annum semi-annually on June 15 and December 15 of each year. The New Senior Notes are redeemable, in whole or in part, at any time on or after June 15, 2008 at FICC's option at redemption prices from 104.188% to 100.00%, based on the redemption date. In addition, at any time prior to June 15, 2007, FICC may redeem, subject to certain conditions, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds of one or more qualified equity offerings, as defined, at a redemption price of 108.375% of the principal amount, plus accrued interest.

        In connection with the 2004 Refinancing, the New Credit Facility was amended to increase the total commitment amount from $30.0 million to $35.0 million and to extend the maturity date from December 17, 2005 to June 30, 2007, in addition to other changes. The $35.0 million revolving credit commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of January 2, 2005 and December 28, 2003, total letters of credit outstanding were $15.2 million and $13.6 million, respectively. During 2004 and 2003, there were no drawings against the letters of credit. The revolving credit loans bear interest at the Company's option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the "Base Rate") (7.75% at January 2, 2005) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the "Eurodollar Rate") (6.82% at January 2, 2005). As of January 2, 2005, $4.0 million of revolving credit loans were outstanding. As of December 28, 2003, there were no revolving credit loans outstanding. As of January 2, 2005 and December 28, 2003, $15.8 million and $16.4 million, respectively, was available for borrowing. The average unused portion of the revolving credit commitment was $18.6 million, $16.1 million and $15.8 million for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.

        The New Credit Facility has an annual "clean-up" provision, which obligates the Company to repay in full any and all outstanding revolving credit loans on or before September 30, 2005 and maintain a zero balance on such revolving credit for at least 30 consecutive days, to include September 30, 2005 immediately following the date of such repayment. Commencing in 2006, the annual "clean-up" provision will change and will require the Company to repay in full any and all outstanding revolving credit loans on or before June 15 (or if June 15 is not a business day, as defined, then the next business day) of each year and maintain a zero balance on such revolving credit for at least 15 consecutive days, to include June 15, immediately following the date of such repayment.

        The New Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases and sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires the Company to comply with certain financial covenants. On July 23, 2004 and October 19, 2004, the Company obtained limited waivers regarding certain financial covenants of its New Credit Facility, which the Company was not in full compliance with as of June 27, 2004 and September 26, 2004. On December 17, 2004, the Company amended the New Credit Facility to, among other things, (i) revise certain financial covenants and eliminate the minimum quarterly EBITDA requirement, (ii) amend the Company's annual capital expenditures limit and (iii) increase the commitment fee from 0.50% to 0.75% of the unused commitment amount. The Company was in compliance with the covenants under the New Credit Facility as of January 2, 2005.

        The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for 2005 are anticipated to be between $20.0 million and $25.0 million in the aggregate, of which between $17.0 million and $21.0 million is expected to be spent on restaurant operations. The Company's actual 2005 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds generated from operating activities and borrowing availability under the New Credit Facility will be sufficient to meet the Company's anticipated operating requirements, debt service requirements, lease obligations, capital requirements and obligations associated with the restructurings.

        In January 2004, the Company reached a settlement in a lawsuit filed against a former administrator of one of the Company's benefit plans. The settlement was based on the administrator's alleged failure to adhere to the terms of a contract and resulted in a one-time payment to the Company of approximately $3.8 million, which was received on April 2, 2004. As a result of this lawsuit, the Company incurred professional fees of approximately $0.5 million that were included in the consolidated statement of operations for the year ended December 28, 2003 and an additional $0.2 million in professional fees that were offset against the payment in the accompanying consolidated statement of operations for the year ended January 2, 2005. The net cash proceeds were used in April 2004 in connection with the redemption of the remaining $48.2 million of Senior Notes.

        During 2004, the Company completed four re-franchising transactions in which four franchisees purchased a total of 17 existing restaurants and agreed to develop a total of 20 new restaurants in future years. Gross proceeds from these transactions were $4.9 million, of which $0.8 million was for franchise fees and $4.1 million was for the sale of certain assets and leasehold rights. In addition, the Company completed three transactions in which three former employees received franchises to operate 10 existing restaurants, with options to purchase the restaurants within two years. If the options are exercised, the franchisees will also agree to develop 14 new restaurants in future years. Proceeds from option transactions will be recognized upon purchase.

        The following represents the contractual obligations and commercial commitments of the Company as of January 2, 2005 (in thousands):

	Payments Due by Period
		Fiscal Years
Contractual Obligations:	Total	2005	2006 & 2007	2008 & 2009	Fiscal Years Beyond 2009
Short-term and long-term debt	$230,976	$5,224	$2,838	$3,442	$219,472
Capital lease and finance obligations	12,481	2,377	4,107	2,926	3,071
Operating leases	144,345	17,695	30,366	23,756	72,528
Purchase commitments	97,213	96,258	955	—	—
	Amount of Commitment Expiration by Period
		Fiscal Years
Other Commercial Commitments:	Total	2005	2006 & 2007	2008 & 2009	Fiscal Years Beyond 2009
Letters of credit	$15,224	$—	$15,224	$—	$—

  Inflation

        The inflationary factors which have historically affected the Company's results of operations include increases in the costs of cream, sweeteners, purchased food, labor and other operating expenses. Approximately 13% of wages paid in the Company's restaurants are impacted by changes in the federal or state minimum hourly wage rates. Accordingly, changes in the federal or state minimum hourly wage rates directly affect the Company's labor cost. The Company is able to minimize the impact of inflation on occupancy costs by owning the underlying real estate for approximately 27% of its restaurants. The Company and the restaurant industry typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that the Company will be able to offset such inflationary cost increases in the future.

  Seasonality

        Due to the seasonality of ice cream consumption, and the effect from time to time of weather on patronage of the restaurants, the Company's revenues and operating income are typically higher in its second and third quarters.

  Geographic Concentration

        Approximately 96% of the Company-operated restaurants are located, and substantially all of its retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to this geographic region may adversely affect the Company more than certain of its competitors which are more geographically diverse.

  Significant Known Events, Trends or Uncertainties

  Defined Benefit Pension Plan

        Certain of the Company's employees are covered under a noncontributory defined benefit pension plan. As of December 31, 2004, the 2004 measurement date, this plan had an accumulated benefit obligation of $110.0 million, which exceeded the fair value of plan assets of $92.5 million. As a result of the underfunded status of the plan, the Company recorded a charge to stockholders' deficit during the year ended January 2, 2005 of $1.3 million ($0.8 million, net of income tax benefit). The Company initially recorded an additional minimum pension liability in 2002, the first measurement date where the accumulated benefit obligation exceeded the fair value of plan assets. The Company also recorded a charge to stockholders' deficit during the year ended December 28, 2003 of $9.1 million ($5.4 million, net of income tax benefit). As of January 2, 2005, the cumulative additional minimum pension charge included in accumulated other comprehensive loss was $35.1 million, ($20.7 million, net of income tax benefit). Given the sensitivity of the projected benefit obligation to changes in discount rates, future changes in market interest rates may significantly increase or reduce the pension plan funded status.

        During 2004, lump-sum cash payments to participants exceeded the interest cost component of net periodic pension cost. As a result of the settlement volume, the Company recorded additional pension expense of $2.2 million during the year ended January 2, 2005.

  Critical Accounting Policies

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

  Use of Estimates in the Preparation of Financial Statements—

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, recoverability of accounts receivable, income tax valuation allowances and pension and post-retirement medical and life insurance benefits expense. Actual amounts could differ significantly from the estimates.

  Revenue Recognition—

        The Company's revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue, net of discounts and allowances, upon delivery of product. Reserves for discounts and allowances from retail sales (trade promotions) are estimated and accrued when revenue is recorded based on promotional planners prepared by the Company's retail sales force. Due to the high volume of trade promotion activity and the difficulty of coordinating trade promotion pricing with its customers, differences between the Company's accrual and the subsequent settlement amount occur frequently. Usually these differences are individually insignificant. To address the financial impact of these differences, the Company's estimating methodology takes these smaller differences into account. The Company believes its methodology has been reasonably reliable in recording trade promotion accruals. The accrual for future trade promotion settlements as of January 2, 2005 and December 28, 2003 was $4.9 million and $3.7 million, respectively. A variation of five percent in the 2004 accrual would change retail sales by approximately $247,000. Franchise royalty income, generally calculated as 4% of net sales of franchisees, is recorded monthly based upon the actual sales reported by each franchisee for the month just completed. Franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

  Insurance Reserves—

        The Company is self-insured through retentions or deductibles for the majority of its workers' compensation, automobile, general liability, employer's liability, product liability and group health insurance programs. Self-insurance amounts vary up to $0.5 million per occurrence. Insurance with third parties, some of which is then reinsured through Restaurant Insurance Corporation ("RIC"), the Company's wholly owned subsidiary, is in place for claims in excess of these self-insured amounts. RIC reinsures 100% of the risk from $0.5 million to $1.0 million per occurrence through September 2, 2000 for FICC's workers' compensation, general liability, employer's liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims.

        The Company's liabilities for estimated ultimate losses for workers' compensation, automobile, general liability, employer's liability and product liability coverages are actuarially determined and recorded in the accompanying condensed consolidated financial statements on an undiscounted basis. The projections of estimated ultimate losses are based on commonly used actuarial procedures. These procedures take into consideration certain actuarial assumptions or management judgments regarding economic conditions, the frequency and severity of claims and claim settlement practices. While the estimated ultimate losses are reasonable, any actuarial estimate is subject to uncertainty due to the volatility inherent in casualty exposures and changes in the assumptions. The Company's provision for insurance expense reflects estimated amounts for the current year as well as revisions in estimates to prior years. Actual losses could vary significantly from the estimated losses and would have a material affect on the Company's insurance expense.

        The Company records a liability for its group health insurance programs for all estimated unpaid claims based primarily upon loss development analyses derived from actual claim payment experience provided by the Company's third party administrators.

  Concentration of Credit Risk—

        Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. The credit review is based on both financial and non-financial factors. The Company maintains a reserve for potentially uncollectible accounts receivable based on its assessment of the collectibility of accounts receivable. The Company's reserves have historically been within the range of management's expectations.

  Pension and Post-Retirement Medical and Life Insurance Benefits—

        Certain of the Company's employees are covered under a noncontributory defined benefit pension plan. The determination of the Company's obligation and expense for pension and post-retirement medical and life insurance benefits is dependent upon the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among other things, the discount rate, expected long-term rate of return on plan assets and rates of increase in health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and post-retirement medical and life insurance obligations and expense.

        The Company used a discount rate assumption of 6.25%, 6.75% and 7.25% in the calculation of net periodic pension benefit cost for 2004, 2003 and 2002, respectively. A one percentage point decrease in the discount rate assumption would have increased 2004 net periodic pension cost by $0.8 million and a one percentage point increase in the discount rate assumption would have decreased 2004 net periodic pension cost by $0.6 million.

        The Company reduced its discount rate assumption to 6.0% for valuing obligations as of January 2, 2005 from 6.25% at December 28, 2003, due to the declining interest rate environment. A one percentage point decrease in the discount rate assumption from 6.0% would have increased the January 2, 2005 pension benefit obligation by $16.9 million and a one percentage point increase in the discount rate assumption from 6.0% would have decreased the January 2, 2005 pension benefit obligation by $14.1 million.

        For 2004, 2003 and 2002, an asset return assumption of 9.00%, 9.50% and 10.00%, respectively, was used in the calculation of net periodic pension cost and the expected return on plan assets component of net periodic pension benefit cost was based on the market-related value of pension plan assets. A one percentage point decrease in the long term asset return assumption would have increased 2004 net periodic pension cost by $1.0 million and a one percentage point increase in the long term asset return assumption would have decreased 2004 net periodic pension cost by $1.0 million.

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

        During the year ended January 2, 2005, the Company determined that the carrying value of a vacant restaurant land parcel and the carrying value of one restaurant property exceeded their estimated fair values less costs to sell. The carrying values were reduced by an aggregate of $91,000. During the year ended December 28, 2003, the Company determined that the carrying value of one land parcel exceeded its estimated fair value less cost to sell. The carrying value was reduced by $26,000.

  Leases and deferred straight-line rent payable—

        The Company leases many of its restaurant properties. Leases are accounted for under the provisions of SFAS No. 13, "Accounting for Leases," as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

        For leases that contain rent escalations, the Company records the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred straight-line rent payable.

        Certain leases contain provisions that require additional rental payments based upon restaurant sales volume ("contingent rentals"). Contingent rentals are accrued each period as the liabilities are incurred utilizing prorated periodic sales targets.

  Income Taxes—

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Management records deferred tax assets to the extent it believes there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets may be unable to be utilized, the Company records a valuation allowance against the potentially unrealizable amount and records a charge against earnings.

        The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. As of January 2, 2005 and December 28, 2003, a valuation allowance of $3.0 million and $10.1 million, respectively, existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. The reduction of the valuation allowance is due to the expiration of many of the carryforwards. Due to ever-changing tax laws and income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. Management must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Accordingly, management believes estimates related to income taxes are critical.

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

        In addition to hedging, the Company pursues fixed price cream contracts to manage dairy cost pressures. The Company was unable to find a supplier interested in an agreement for a fixed-price load of cream for part of the year or the full year of 2003 and 2004. The situation surrounding the supply of cream (which depends on milk production, milk per cow, number of cows, butter inventories, etc.) is very uncertain in the wake of the National Milk Producers Federation's "Cooperatives Working Together" program.

        The Company's commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and, accordingly, are marked to market each period with the resulting gains or losses recognized in cost of sales. During 2004, gains of approximately $0.6 million were included in cost of sales related to these option contracts as compared to losses of approximately $0.3 million for both 2003 and 2002.

  Contingencies—

        From time to time the Company is named as a defendant in legal actions arising in the ordinary course of its business. The Company does not believe that the resolutions of these claims will have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations.

  Stock-Based Compensation—

        The Company accounts for stock-based compensation for employees under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and elected the disclosure-only alternative under SFAS No. 123, "Accounting for Stock-Based Compensation." Stock-based compensation cost of approximately $0.2 million and $0.1 million related to modified option awards was included in net (loss) income in 2004 and 2003, respectively, for the Company's Stock Option Plan and the Company's 2003 Incentive Plan. No stock-based compensation cost was recorded in 2002. In accordance with SFAS No. 148, "Accounting for Stock Based Compensation-Transition and

Disclosure," the Company will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

  Recently Issued Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the first interim or annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123R on July 5, 2005 using the modified-prospective method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date. As of January 2, 2005, there were no awards granted to employees that remain unvested.

        As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R's fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the overall financial position. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net (loss) income and (loss) earnings per share pursuant to SFAS No. 123 in Note 3 of Notes to Consolidated Financial Statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.8 million, $0.2 million and $0 in 2004, 2003 and 2002, respectively.

        On December 20, 2004, the Company's Board of Directors approved the vesting of all outstanding and unvested options for the Company's Stock Option Plan and the Company's 2003 Incentive Plan. This action was taken to reduce, or eliminate to the extent permitted, the transition expense related to outstanding stock option awards under SFAS No. 123R. The 259,850 options that were vested included 145,239 options with exercise prices greater than the Company's closing stock price on the modification date. Under the accounting guidance of APB Opinion No. 25, the accelerated vesting resulted in stock-based compensation cost of approximately $9,400 (net of related income tax benefit of $6,600), which was included in net loss for the year ended January 2, 2005. Additionally, the effect of the accelerated vesting in the Company's pro-forma disclosure (Note 3 of Notes to Consolidated Financial Statements) was incremental stock-based compensation of approximately $0.7 million (net of related income tax benefit of $0.5 million). This stock-based compensation expense would otherwise have been recognized in accordance with SFAS No. 123R in the Company's consolidated statements of operations over the next three fiscal years.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4". The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        The Company has market risk exposure to interest rates on its fixed and variable rate debt obligations. The Company does not enter into contracts for trading purposes. The information below summarizes the Company's market risk associated with its debt obligations as of January 2, 2005. The table presents principal cash flows and related interest rates by expected year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate monthly spot rate observations as of year end. Because the mortgage loans are privately held, the Company believes that the carrying value of the mortgage loans as of January 2, 2005 approximated the fair value.

EXPECTED YEAR OF MATURITY
(dollars in thousands)

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed Rate:
Senior Notes	$—	$—	$—	$—	$—	$175,000	$175,000	$169,313
Fixed interest rate						8.38%	8.38%
Mortgage loans	$969	$1,074	$1,190	$1,306	$1,459	$36,685	$42,683	$42,683
Fixed interest rate	10.16%	10.16%	10.16%	10.16%	10.16%	10.16%	10.16%
Variable Rate:
Mortgage loans	$255	$275	$299	$323	$354	$7,787	$9,293	$9,293
Average interest rates	8.96%	9.72%	10.09%	10.44%	10.81%	11.04%	10.88%
Revolving credit loans	$4,000	$—	$—	$—	$—	$—	$4,000	$4,000
Average interest rate	8.67%

        The Company is subject to volatility in food costs as a result of market risk associated with commodity prices. The Company's ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which it operates. The Company manages exposure to this risk primarily through contractual commitments to purchase raw materials, food products and supplies used in the normal course of business. The majority of the commitments cover periods of one to 12 months. Additionally, on a limited basis, the Company occasionally purchases butter option contracts to minimize the impact of increases in the cost of cream. Option contracts entered into for the fiscal years ended January 2, 2005 and December 28, 2003 did not significantly impact the Company's cost of sales.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is included in a separate section of this report. See "Index to Consolidated Financial Statements" on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

Item 9A. CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures—The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        In connection with the preparation of this Annual Report on Form 10-K, as of January 2, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this evaluation, management reviewed the Company's lease accounting and leasehold depreciation practices partially in light of the recent attention and focus on such practices by restaurant and retail companies. As a result of this review, the Company concluded that its previously established lease accounting and leasehold depreciation practices were not appropriate and determined that the Company's annual rent and depreciation expense over the last several years had been understated. Accordingly, as described below, the Company determined to restate certain of its previously issued financial statements to reflect the correction in the Company's lease accounting and leasehold depreciation practices. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of January 2, 2005.

        Management's Annual Report on Internal Control over Financial Reporting—Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management has assessed the effectiveness of the Company's internal control over financial reporting as of January 2, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework.

        In performing this assessment, management reviewed the Company's lease accounting and leasehold depreciation practices partially in light of the recent attention and focus on such practices by restaurant and retail companies. As a result of this review, management concluded that the Company's controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices were insufficient, and, as a result, management has determined that the Company's annual rent and depreciation expense over the last several years had been understated. On February 28, 2005, the Audit Committee of the Board of Directors (the

"Committee") and senior management determined to restate certain of the Company's previously issued financial statements to reflect the correction in its lease accounting and leasehold depreciation practices.

        Management evaluated the impact of this restatement on the Company's assessment of its system of internal control and has concluded that the control deficiency that resulted in the incorrect lease accounting and leasehold depreciation practices represented a material weakness. As a result of this material weakness in the Company's internal control over financial reporting, management has concluded that, as of January 2, 2005, the Company's internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement.

        The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management's assessment of the Company's internal control over financial reporting. This report appears below.

        Remediation Steps to Address Material Weakness—To remediate the material weakness in the Company's internal control over financial reporting, subsequent to year end the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation accounting practices.

        Change in Internal Control Over Financial Reporting—There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

        We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Friendly Ice Cream Corporation did not maintain an effective internal control over financial reporting as of January 2, 2005, because of the effect of the Company's insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Friendly Ice Cream Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: In its assessment as of January 2, 2005, management identified as a material weakness the Company's insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices. As a result of this material weakness in internal control, Friendly Ice Cream Corporation concluded the Company's previously reported annual depreciation expense and rent expense had been understated and that previously issued financial statements should be restated. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 2, 2005 on those financial statements.

        In our opinion, management's assessment that Friendly Ice Cream Corporation did not maintain effective internal control over financial reporting as of January 2, 2005 is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Friendly Ice Cream Corporation has not maintained effective internal control over financial reporting as of January 2, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP Ernst & Young LLP
Boston, Massachusetts March 2, 2005

Item 9B. OTHER INFORMATION

        None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this Item 10 relating to the directors of the Company is incorporated herein by reference to the section entitled "ELECTION OF DIRECTORS" of the Company's definitive proxy statement which will be filed no later than 120 days after January 2, 2005. The information required by this Item 10 relating to the Company's executive officers is set forth under the heading "Executive Officers of the Registrant" following Item 4 of Part I of this report. The information required by this Item 10 under Item 405 of Regulation S-K is incorporated herein by reference to the Section entitled "STOCK OWNERSHIP—Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement which will be filed no later than 120 days after January 2, 2005.

        The Company has adopted a code of ethics that applies to the Chief Executive Officer, the Chief Financial Officer and the Controller. The Company has posted a copy of the code on the Company's Internet website at the Internet address http://www.friendlys.com. Copies of the code may be obtained free of charge from the Company's website at the above Internet address. The Company intends to satisfy the disclosure requirement under Item 5.05 of Current Report of Form 8-K regarding an amendment to, or waiver from, a provision of this code by posting such information on our website, at the address specified above.

Item 11. EXECUTIVE COMPENSATION

        Information required by this Item 11 is incorporated herein by reference to the sections entitled "ELECTION OF DIRECTORS—Director Compensation" and "EXECUTIVE COMPENSATION" of the Company's definitive proxy statement which will be filed no later than 120 days after January 2, 2005.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information related to security ownership required by this Item 12 is incorporated herein by reference to the Sections entitled "STOCK OWNERSHIP," "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "PERFORMANCE GRAPH" of the Company's definitive proxy statement which will be filed no later than 120 days after January 2, 2005.

        Securities authorized under equity compensation plans as of January 2, 2005 were as follows:

Equity Compensation Plan Information

	Column a	Column b	Column c
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	272,929	$8.86	200,863	(1)
Equity compensation plans not approved by security holders	412,737	$5.88	85,945	(2)

Total	685,666	$7.06	286,808

(1)
Represents 803 unissued shares available under the 1997 Restricted Stock Plan which provides for the issuance of restricted stock and 200,060 unissued shares available under the 2003 Incentive Plan and the 1997 Stock Option Plan.

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

        On April 9, 2003, the Board of Directors adopted a long-term incentive plan (the "2003 Incentive Plan"), subject to approval by the Company's shareholders. On May 14, 2003, the shareholders approved the 2003 Incentive Plan, which became effective as of March 30, 2003. Pursuant to the 2003 Incentive Plan, the shares reserved for issuance under the Company's Restricted Stock Plan were reduced by 156,217 shares of stock. The 2003 Incentive Plan allows for a maximum of 307,000 shares of common stock to be issued.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this Item 13 is incorporated herein by reference to the section entitled "EXECUTIVE COMPENSATION—Certain Relationships and Related Transactions" of the Company's definitive proxy statement which will be filed no later than 120 days after January 2, 2005.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this Item 14 is incorporated herein by reference to the Section entitled "Independent Public Accountants" of the Company's definitive proxy statement which will be filed no later than 120 days after January 2, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial statements:
For a listing of consolidated financial statements which are included in this document, see page F-1.
	2.	Financial statement schedules:

The following consolidated financial statement schedule is included pursuant to Item 15(c): Schedule II—Valuation and Qualifying Accounts. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
	3.	Exhibits:
The exhibit index is incorporated by reference herein.
(b)		Exhibits:
Included in Item 15(a)(3) above.
(c)		Financial Statement Schedules:
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
Date: March 4, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title (Capacity)	Date

/s/ JOHN L. CUTTER John L. Cutter	Chief Executive Officer and President (Principal Executive Officer and Director)	March 4, 2005
/s/ PAUL V. HOAGLAND Paul V. Hoagland	Executive Vice President of Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2005
/s/ DONALD N. SMITH Donald N. Smith	Chairman of the Board	March 4, 2005
/s/ STEVEN L. EZZES Steven L. Ezzes	Director	March 4, 2005
/s/ BURTON J. MANNING Burton J. Manning	Director	March 4, 2005
/s/ MICHAEL J. DALY Michael J. Daly	Director	March 4, 2005

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Friendly Ice Cream Corporation

        We have audited the accompanying consolidated balance sheets of Friendly Ice Cream Corporation and subsidiaries as of January 2, 2005 and December 28, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended January 2, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friendly Ice Cream Corporation and subsidiaries at January 2, 2005 and December 28, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Friendly Ice Cream Corporation and subsidiaries internal control over financial reporting as of January 2 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP ERNST & YOUNG LLP
Boston, Massachusetts March 2, 2005

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 2, 2005	December 28, 2003
		(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,405	$25,631
Restricted cash	1,711	1,671
Accounts receivable, net	10,448	10,384
Inventories	17,545	15,669
Deferred income taxes	6,853	7,160
Prepaid expenses and other current assets	4,382	1,539

TOTAL CURRENT ASSETS	54,344	62,054
DEFERRED INCOME TAXES	10,619	1,761
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	156,412	159,671
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization of $9,389 and $12,122 at January 2, 2005 and December 28, 2003, respectively	20,510	17,890
OTHER ASSETS	6,999	5,912

TOTAL ASSETS	$248,884	$247,288

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$5,224	$1,127
Current maturities of capital lease and finance obligations	1,533	911
Accounts payable	21,536	22,475
Accrued salaries and benefits	8,740	9,635
Accrued interest payable	1,427	2,033
Insurance reserves	9,927	10,041
Restructuring reserves	1,078	441
Other accrued expenses	18,582	20,306

TOTAL CURRENT LIABILITIES	68,047	66,969

CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	7,380	5,773
LONG-TERM DEBT, less current maturities	225,752	227,937
ACCRUED PENSION COST	17,532	16,127
OTHER LONG-TERM LIABILITIES	35,199	33,634
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, par value $.01 per share; authorized 50,000,000 shares 7,713,279 and 7,489,478 shares issued and outstanding at January 2, 2005 and December 28, 2003, respectively	77	75
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	143,115	140,826
Accumulated other comprehensive loss	(20,670)	(19,922)
Accumulated deficit	(227,548)	(224,131)

TOTAL STOCKHOLDERS' DEFICIT	(105,026)	(103,152)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$248,884	$247,288

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
	(53 weeks)	(Restated)	(Restated)
REVENUES:
Restaurant	$448,661	$459,758	$454,569
Foodservice	112,637	110,190	106,331
Franchise	13,199	9,822	9,472

TOTAL REVENUES	574,497	579,770	570,372

COSTS AND EXPENSES:
Cost of sales	215,264	207,071	202,418
Labor and benefits	165,675	166,982	161,647
Operating expenses	109,549	108,632	109,095
General and administrative expenses	40,006	41,657	39,462
Pension settlement expense (curtailment gain) (Note 12)	2,204	(8,113)	—
Restructuring expenses (reversal of restructuring expenses), net (Note 10)	2,627	—	(400)
Gain on litigation settlement (Note 20)	(3,644)	—	—
Write-downs of property and equipment (Note 6)	91	26	976
Depreciation and amortization	23,231	23,387	25,148
Gain on franchise sales of restaurant operations and properties	(1,302)	—	(675)
Loss on disposals of other property and equipment, net	213	2,044	578

OPERATING INCOME	20,583	38,084	32,123
OTHER EXPENSES:
Interest expense, net of capitalized interest of $61, $144 and $0 and interest income of $702, $838 and $808 for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively	22,295	24,157	24,870
Other expenses, principally debt retirement costs	9,235	—	—

(LOSS) INCOME BEFORE BENEFIT FROM (PROVISION FOR) INCOME TAXES	(10,947)	13,927	7,253
Benefit from (provision for) income taxes	7,530	(4,424)	(1,593)

NET (LOSS) INCOME	$(3,417)	$9,503	$5,660

BASIC NET (LOSS) INCOME PER SHARE	$(0.45)	$1.28	$0.77

DILUTED NET (LOSS) INCOME PER SHARE	$(0.45)	$1.25	$0.75

WEIGHTED AVERAGE SHARES:
Basic	7,637	7,447	7,372

Diluted	7,637	7,609	7,551

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands, except share data)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount				Total
BALANCE, DECEMBER 30, 2001 (as previously reported)	7,353,435	$74	$139,290	$—	$(235,378)	$(96,014)
Cumulative effect of restatement on prior years (Note 4)	—	—	—	—	(3,916)	(3,916)

BALANCE, DECEMBER 30, 2001 (as restated)	7,353,435	74	139,290	—	(239,294)	(99,930)

Comprehensive (loss) income:
Net income	—	—	—	—	5,660	5,660
Minimum pension liability (net of income tax benefit of $10,117)	—	—	—	(14,559)	—	(14,559)

Total comprehensive (loss) income	—	—	—	(14,559)	5,660	(8,899)
Shares forfeited in connection with the Restricted Stock Plan	(7,846)	—	—	—	—	—
Stock options exercised	46,552	—	153	—	—	153
Stock compensation expense	—	—	531	—	—	531

BALANCE, DECEMBER 29, 2002	7,392,141	74	139,974	(14,559)	(233,634)	(108,145)

Comprehensive (loss) income:
Net income	—	—	—	—	9,503	9,503
Minimum pension liability (net of income tax benefit of $3,727)	—	—	—	(5,363)	—	(5,363)

Total comprehensive (loss) income	—	—	—	(5,363)	9,503	4,140
Shares forfeited in connection with the Restricted Stock Plan	(1,609)	—	—	—	—	—
Stock options exercised	98,946	1	357	—	—	358
Income tax benefit of stock options exercised	—	—	165	—	—	165
Stock compensation expense	—	—	330	—	—	330

BALANCE, DECEMBER 28, 2003	7,489,478	$75	$140,826	$(19,922)	$(224,131)	$(103,152)

Comprehensive (loss) income:
Net loss	—	—	—	—	(3,417)	(3,417)
Minimum pension liability (net of income tax benefit of $540)	—	—	—	(777)	—	(777)
Net unrealized gains on marketable securities (net of income tax expense of $20)	—	—	—	29	—	29

Total comprehensive loss	—	—	—	(748)	(3,417)	(4,165)
Stock options exercised	223,801	2	976	—	—	978
Income tax benefit of stock options exercised	—	—	818	—	—	818
Stock compensation expense	—	—	495	—	—	495

BALANCE, JANUARY 2, 2005	7,713,279	$77	$143,115	$(20,670)	$(227,548)	$(105,026)

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
	(53 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,417)	$9,503	$5,660
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock compensation expense	495	330	531
Depreciation and amortization	23,231	23,387	25,148
Write-offs of deferred financing costs	2,445	44	—
Write-downs of property and equipment	91	26	976
Deferred income tax (benefit) expense	(7,383)	4,192	588
(Gain) loss on disposals of property and equipment, net	(1,107)	2,044	(104)
Pension settlement expense (curtailment gain)	2,204	(8,113)	—
Changes in operating assets and liabilities:
Accounts receivable	(64)	469	(884)
Inventories	(1,876)	1,609	(4,291)
Other assets	(3,000)	(76)	(2,693)
Accounts payable	(939)	(1,427)	3,397
Accrued expenses and other long-term liabilities	(3,253)	(6,142)	4,143

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,427	25,846	32,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,734)	(29,791)	(17,877)
Proceeds from sales of property and equipment	6,035	79	6,263
Purchases of marketable securities	(1,130)	—	—
Proceeds from sales of marketable securities	152	—	—

NET CASH USED IN INVESTING ACTIVITIES	(14,677)	(29,712)	(11,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of New Senior Notes	175,000	—	—
Proceeds from other borrowings	26,250	—	—
Repayments of debt	(199,338)	(3,797)	(1,004)
Payments related to deferred financing costs	(6,650)	—	(80)
Repayments of capital lease and finance obligations	(1,216)	(1,404)	(1,927)
Stock options exercised	978	357	153

NET CASH USED IN FINANCING ACTIVITIES	(4,976)	(4,844)	(2,858)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,226)	(8,710)	17,999
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,631	34,341	16,342

CASH AND CASH EQUIVALENTS, END OF YEAR	$13,405	$25,631	$34,341

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$21,953	$23,981	$23,764
Income taxes	70	1,246	398
Income tax benefit of stock options exercised	818	165	—
Capital lease obligations incurred	3,445	1,682	215
Lease incentive equipment received	—	243	—

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

        In December 2001, the Company completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of the $64,545,000 outstanding on the Old Credit Facility and the repurchase of approximately $21,273,000 in Senior Notes with the proceeds from $55,000,000 in long-term mortgage financing (the "Mortgage Financing") and a $33,700,000 sale and leaseback transaction (the "Sale/Leaseback Financing"). In addition, FICC secured a new $30,000,000 revolving credit facility (the "New Credit Facility"). In connection with the Mortgage Financing, three new limited liability companies ("LLCs") were organized. Friendly Ice Cream Corporation is the sole member of each LLC. On July 3, 2003, FICC obtained a limited waiver to the New Credit Facility allowing the purchase of certain of the Senior Notes in an amount up to $3,000,000, subject to certain conditions. In July 2003, FICC purchased $2,750,000 in aggregate principal amount of the Senior Notes for $2,826,000, the then current market value.

        In February 2004, the Company announced a cash tender offer and consent solicitation for the $175,977,000 of the remaining outstanding Senior Notes to be financed with the proceeds from a private offering of new senior notes (the "New Senior Notes"), available cash and an amended New Credit Facility (the "2004 Refinancing"). In March 2004, $127,357,000 of aggregate principal amount of Senior Notes were purchased at the tender offer and consent solicitation price of 104% of the principal amount and $476,000 of aggregate principal amount of Senior Notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48,144,000 of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.

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

2. NATURE OF OPERATIONS

        As of January 2, 2005, Friendly's operated 347 full-service restaurants and franchised 188 full-service restaurants and seven non-traditional units. The Company manufactures and distributes a full line of premium ice cream dessert products. These products are distributed to Friendly's restaurants, supermarkets and other retail locations in 13 states. The restaurants offer a wide variety of breakfast, lunch and dinner menu items as well as premium ice cream dessert products. For the years ended January 2, 2005, December 28, 2003 and December 29, 2002, restaurant sales were approximately 78%, 79% and 80%, respectively, of the Company's total revenues. As of January 2, 2005, December 28, 2003 and December 29, 2002, approximately 96%, 89% and 89%, respectively, of the Company-operated restaurants were located in the Northeast United States.

3.  SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation—

        The consolidated financial statements include the accounts of FICC and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

  Fiscal Year—

        Friendly's fiscal year ends on the last Sunday in December, unless that day is earlier than December 27, in which case the fiscal year ends on the following Sunday. The fiscal year ended January 2, 2005 included 53 weeks. All other years presented included 52 weeks. The additional week in 2004 contributed $10,689,000 in total revenues.

  Use of Estimates in the Preparation of Financial Statements—

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, recoverability of accounts receivable, income tax valuation allowances and pension and post-retirement medical and life insurance benefits expense. Actual amounts could differ significantly from the estimates.

  Revenue Recognition—

        The Company's revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. The Company recognizes restaurant revenue upon receipt of payment from the customer and retail revenue, net of discounts and allowances, upon delivery of product. Reserves for discounts and allowances from retail sales (trade promotions) are estimated and accrued when revenue is recorded based on promotional planners prepared by the Company's retail sales force. Due to the high volume of trade promotion activity and the difficulty of coordinating trade promotion pricing with its customers, differences between the Company's accrual and the subsequent settlement amount occur frequently. Usually these differences are individually insignificant. To address the financial impact of these differences, the Company's estimating methodology takes these smaller differences into account. The Company believes its methodology has been reasonably reliable in recording trade promotion accruals. The accrual for future trade promotion settlements as of January 2, 2005 and December 28, 2003 was $4,930,000 and $3,672,000, respectively. A variation of five percent in the 2004 accrual would change retail sales by approximately $247,000. Franchise royalty income, generally calculated as 4% of net sales of franchisees, is recorded monthly based upon the actual sales reported by each franchisee for the month just completed. Franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

  Shipping and Handling Costs—

        Costs related to shipping and handling are included in cost of sales in the accompanying consolidated statements of operations for all periods presented.

  Insurance Reserves—

        The Company is self-insured through retentions or deductibles for the majority of its workers' compensation, automobile, general liability, employer's liability, product liability and group health insurance programs. Self-insurance amounts vary up to $500,000 per occurrence. Insurance with third parties, some of which is then reinsured through Restaurant Insurance Corporation ("RIC"), the Company's wholly owned subsidiary, is in place for claims in excess of these self-insured amounts. RIC reinsures 100% of the risk from $500,000 to $1,000,000 per occurrence through September 2, 2000 for FICC's workers' compensation, general liability, employer's liability and product liability insurance. Subsequent to September 2, 2000, the Company discontinued its use of RIC as a captive insurer for new claims. FICC's and RIC's liabilities for estimated incurred losses are actuarially determined and recorded in the accompanying consolidated financial statements on an undiscounted basis. Actual incurred losses may vary from the estimated incurred losses and could have a material effect on the Company's insurance expense.

  Accounts Receivable and Allowance for Doubtful Accounts—

        At January 2, 2005 and December 28, 2003, accounts receivable of $10,448,000 and $10,384,000 were net of allowances for doubtful accounts totaling $539,000 and $696,000, respectively. Accounts receivable consists primarily of amounts due from the sale of products to franchisees and supermarkets. Accounts receivable also includes amounts related to franchise royalties, rents and other miscellaneous items.

        The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances change, estimates of the recoverability of receivables would be further adjusted.

  Pension and Post-Retirement Medical and Life Insurance Benefits—

        The determination of the Company's obligation and expense for pension and post-retirement medical and life insurance benefits is dependent upon the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among other things, the discount rate, expected long-term rate of return on plan assets and rates of increase in health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and post-retirement medical and life insurance obligations and expense.

  Cash and Cash Equivalents—

        The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

  Restricted Cash—

        RIC is required to hold assets in trust whose value is at least equal to certain of RIC's outstanding estimated insurance claim liabilities. Accordingly, as of January 2, 2005 and December 28, 2003, cash of $1,711,000 and $1,671,000, respectively, was restricted.

  Inventories—

        Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following at January 2, 2005 and December 28, 2003 (in thousands):

	January 2, 2005	December 28, 2003
Raw materials	$2,685	$1,557
Goods in process	157	114
Finished goods	14,703	13,998

Total	$17,545	$15,669

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

  Property and Equipment—

        Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

        Buildings—30 years

        Building improvements and leasehold improvements—lesser of lease term or 20 years

        Equipment—3 to 10 years

        At January 2, 2005 and December 28, 2003, property and equipment included (in thousands):

	January 2, 2005	December 28, 2003
Land	$30,227	$31,189
Buildings and improvements	97,566	94,870
Leasehold improvements	37,716	37,002
Assets under capital leases	14,602	10,769
Equipment	230,275	237,408
Construction in progress	4,177	4,775

Property and equipment	414,563	416,013
Less: accumulated depreciation and amortization	(258,151)	(256,342)

Property and equipment, net	$156,412	$159,671

        Depreciation expense was $21,419,000, $21,679,000 and $23,236,000 for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.

        Major renewals and betterments are capitalized. Replacements and maintenance and repairs which do not extend the lives of the assets are charged to operations as incurred.

  Other Assets—

        Other assets included notes receivable of $4,524,000 and $4,638,000, which were net of allowances for doubtful accounts totaling $263,000 and $313,000 as of January 2, 2005 and December 28, 2003, respectively. Also included in other assets as of January 2, 2005 and December 28, 2003 were payments made to fronting insurance carriers of $1,402,000 and $1,211,000, respectively, to establish loss escrow funds.

  Other Accrued Expenses—

        Other accrued expenses consisted of the following at January 2, 2005 and December 28, 2003 (in thousands):

	January 2, 2005	December 28, 2003
Gift cards outstanding	$4,068	$3,975
Accrued rent	4,781	3,667
Accrued meals and other taxes	2,766	2,947
Accrued advertising	1,824	1,554
Accrued construction costs	1,236	2,331
Unearned revenues	1,056	894
Accrued bonus	751	2,853
All other	2,100	2,085

Total	$18,582	$20,306

  Income Taxes—

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. The Company records income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change. As of January 2, 2005 and December 28, 2003, a valuation allowance of $2,985,000 and $10,130,000 existed related to state NOL carryforwards due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states. The reduction of the valuation allowance is due to the expiration of many of the carryforwards. Taxable income by state for future periods is difficult to estimate. The amount and timing of any future taxable income may affect the usage of such carryforwards, which could result in a material change in the valuation allowance.

  Derivative Instruments and Hedging Agreements—

        The Company enters into commodity option contracts from time to time to manage dairy cost pressures. The Company's commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and, accordingly, are marked to market each period with the resulting gains or losses recognized in cost of sales. During 2004, gains of approximately $623,000 were included in cost of sales related to these option contracts as compared to losses of approximately $277,000 and $253,000 in 2003 and 2002, respectively.

  Advertising—

        The Company expenses advertising costs as incurred. For the years ended January 2, 2005, December 28, 2003 and December 29, 2002, advertising expenses were $20,734,000, $21,700,000 and $20,264,000, respectively.

  Marketable Securities—

        The Company accounts for marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders' deficit. The Company follows its investment managers' methods of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which is the average cost method. Realized gains and losses are included in other expenses, principally debt retirement costs in the accompanying consolidated statements of operations (See Note 14).

  Leases and deferred straight-line rent payable—

        The Company leases many of its restaurant properties. Leases are accounted for under the provisions of SFAS No. 13, "Accounting for Leases," as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

        For leases that contain rent escalations, the Company records the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred straight-line rent payable.

        Certain leases contain provisions that require additional rental payments based upon restaurant sales volume ("contingent rentals"). Contingent rentals are accrued each period as the liabilities are incurred utilizing prorated periodic sales targets.

  Lease Guarantees and Contingencies—

        Primarily as a result of the Company's refranchising efforts, the Company remains liable for certain lease assignments and guarantees. These leases have varying terms, the latest of which expires in 2020. As of January 2, 2005, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was $7,613,000. The present value of these potential payments discounted at the Company's pre-tax cost of debt at January 2, 2005 was $5,886,000. The Company generally has cross-default provisions with franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. The Company believes these cross-default provisions significantly reduce the risk that the Company will be required to make payments under these leases and, historically, the Company has not been required to make such payments. Additionally, as of January 2, 2005, the Company has no reason to believe that the franchisees will be unable to fulfill their obligations. Accordingly, no liability has been recorded for exposure under such leases at January 2, 2005 and December 28, 2003.

  (Loss) Earnings Per Share—

        Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted income per share because to do so would have been antidilutive, was 320,000, 163,000 and 108,000 for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.

        Presented below is the reconciliation between basic and diluted weighted average shares (in thousands):

	For the Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Basic weighted average number of common shares outstanding during the period	7,637	7,447	7,372
Adjustments:
Assumed exercise of stock options	—	162	179

Diluted weighted average number of common shares outstanding during the period	7,637	7,609	7,551

  Stock-Based Compensation—

        The Company accounts for stock-based compensation for employees under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and elected the disclosure-only alternative under SFAS No. 123, "Accounting for Stock-Based Compensation." Stock-based compensation cost of approximately $238,000 and $71,000 related to modified option awards was included in net (loss) income for the years ended January 2, 2005 and December 28, 2003, respectively, for the Company's Stock Option Plan and the Company's 2003 Incentive Plan. There was no stock-based compensation cost recorded during 2002.

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

        In accordance with SFAS No. 148, the following table presents the effect on net (loss) income and net (loss) income per share had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123 (in thousands, except per share data):

	For the Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Net (loss) income as reported	$(3,417)	$9,503	$5,660
Add stock-based compensation expense included in reported net (loss) income, net of related income tax effect	140	42	—
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit (a)	(1,082)	(370)	(385)

Pro forma net (loss) income	$(4,359)	$9,175	$5,275

Basic net (loss) income per share, as reported	$(0.45)	$1.28	$0.77
Basic net (loss) income per share, pro forma	$(0.57)	$1.23	$0.72
Diluted net (loss) income per share, as reported	$(0.45)	$1.25	$0.75
Diluted net (loss) income per share, pro forma	$(0.57)	$1.21	$0.70

(a)
On December 20, 2004, the Company's Board of Directors approved the vesting of all outstanding and unvested options for the Company's Stock Option Plan and the Company's 2003 Incentive Plan. This action was taken to reduce, or eliminate to the extent permitted, the transition expense related to outstanding stock option awards under SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). The 259,850 options that were vested included 145,239 options with exercise prices greater than the Company's closing stock price on the modification date. Under the accounting guidance of APB Opinion No. 25, the accelerated vesting resulted in stock-based compensation cost of $9,400 (net of related income tax benefit of $6,600), which was included in net loss for the year ended January 2, 2005. Additionally, the effect of the accelerated vesting in the Company's pro-forma disclosure was incremental stock-based compensation of approximately $666,000 (net of related income tax benefit of $463,000). This stock-based compensation expense would otherwise have been recognized in accordance with SFAS No. 123R in the Company's consolidated statements of operations over the next three fiscal years.

        Fair value was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk free interest rate	3.03%-3.87%	3.04%-3.21%	3.60%
Expected life	4-5 years	5 years	5 years
Expected volatility	71.23%-73.59%	74.23%-75.47%	79.97%
Dividend yield	0.00%	0.00%	0.00%
Fair value	$5.03-$7.72	$4.27-$5.63	$4.99

  Recently Issued Accounting Pronouncements—

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the first interim or annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123R on July 5, 2005 using the modified-prospective method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date. As of January 2, 2005, there were no awards granted to employees that remain unvested.

        As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R's fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the overall financial position. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net (loss) income and (loss) earnings per share pursuant to SFAS No. 123 in Note 3 of Notes to Consolidated Financial Statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.8 million, $0.2 million and $0 in 2004, 2003 and 2002, respectively.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4". The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), which introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. On May 19, 2004, the FASB issued Financial Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2") to discuss certain accounting and disclosure issues raised by the Act. FSP 106-2 addresses accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans and disclosure requirements for plans for which the employer has not yet been able to determine actuarial equivalency. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004 (the quarter ended September 26, 2004 for the Company).

        Actuarial equivalence will be determined under regulations issued by the Centers for Medicare & Medicaid Services ("CMS"). Based on proposed CMS regulations issued to date, the Company is unable to conclude whether benefits provided are at least actuarially equivalent to benefits available through Medicare Part D. Therefore, the reported net benefit cost and the accumulated benefit obligation of the Company's postretirement medical and life insurance plan in the accompanying consolidated financial statements and notes thereto does not reflect the effects of the Act. The Company does not believe at this time that the effects of the Act, once determined, will materially affect the accumulated benefit obligation or the net benefit cost reported in future periods.

4. RESTATEMENT OF FINANCIAL STATEMENTS

        Following a review of the Company's lease accounting and leasehold depreciation practices, the Company restated its previously reported financial statements. The Company has corrected its computation of straight-line rent expense and the related deferred rent liability as well as depreciation expense. Historically, when accounting for lease renewal options, rent expense was recorded on a straight-line basis over the non-cancelable lease term. The depreciable lives of certain leasehold improvements and other long-lived assets on those properties were not aligned with the non-cancelable lease term.

        The Company believed that its accounting treatment was permitted under generally accepted accounting principles ("GAAP") and that such treatment was consistent with the practices of other public companies. Following a review of its lease accounting treatment and relevant accounting literature, the Company determined that it should: i) conform the depreciable lives for buildings on leased land and other leasehold improvements to the shorter of the economic life of the asset or the lease term used for determining the capital versus operating lease classification and calculating straight-line rent and ii) include option periods in the depreciable lives assigned to leased buildings and leasehold improvements and in the calculation of straight-line rent expense only in instances in the which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty. The Company has restated its financial statements to accelerate depreciation for certain leasehold improvements and to record additional rent expense (the "Restatement").

        The cumulative effect of the Restatement relating to fiscal years 1988 through 2003 is an increase in the deferred rent liability of $1,251,000, an increase in depreciation expense of $7,438,000 and an increase in deferred income tax assets of $3,563,000. As a result, retained deficit at the end of 2003 increased by $5,126,000, net of taxes. Rent expense for the years ended December 28, 2003 and December 29, 2002 increased by $310,000 and $266,000, respectively. Depreciation expense increased by $848,000 and $627,000 for the years ended December 28, 2003 and December 29, 2002, respectively. The Restatement decreased reported diluted net earnings per share by $0.09 and $0.07 for the years ended December 28, 2003 and December 29, 2002, respectively. The cumulative effect of the Restatement for all years prior to 2002 was $3,916,000, net of taxes, which was recorded as an adjustment to opening stockholders' deficit at December 31, 2001. The Restatement did not have any impact on the Company's previously reported cash flows, sales or compliance with any covenant under its New Credit Facility or other debt instruments.

        The following is a summary of the impact of the Restatement on the Company's consolidated balance sheet at December 28, 2003 and the consolidated statements of operations for the years ended December 28, 2003 and December 29, 2002 (in thousands):

	As of December 28, 2003
	As Previously Reported	Adjustments	Restated
Short-term deferred income taxes	$6,647	$513	$7,160
Total current assets	61,541	513	62,054
Long-term deferred income taxes	—	1,761	1,761
Property and equipment, net of accumulated depreciation	167,109	(7,438)	159,671
Total assets	252,452	(5,164)	247,288
Other accrued expenses	19,055	1,251	20,306
Total current liabilities	65,718	1,251	66,969
Long-term deferred income taxes	1,289	(1,289)	—
Accumulated deficit	(219,005)	(5,126)	(224,131)
Total stockholders' deficit	(98,026)	(5,126)	(103,152)
Total liabilities and stockholders' deficit	252,452	(5,164)	247,288

	For the Year Ended December 28, 2003
	As Previously Reported	Adjustments	Restated
Operating expenses	$108,322	$310	$108,632
Depreciation and amortization	22,539	848	23,387
Operating income	39,242	(1,158)	38,084
Income before provision for income taxes	15,085	(1,158)	13,927
Provision for income taxes	(4,899)	475	(4,424)

Net income	$10,186	$(683)	$9,503

BASIC NET INCOME PER SHARE	$1.37	$(0.09)	$1.28

DILUTED NET INCOME PER SHARE	$1.34	$(0.09)	$1.25

	For the Year Ended December 29, 2002
	As Previously Reported	Adjustments	Restated
Operating expenses	$108,829	$266	$109,095
Depreciation and amortization	24,521	627	25,148
Operating income	33,016	(893)	32,123
Income before provision for income taxes	8,146	(893)	7,253
Provision for income taxes	(1,959)	366	(1,593)

Net income	$6,187	$(527)	$5,660

BASIC NET INCOME PER SHARE	$0.84	$(0.07)	$0.77

DILUTED NET INCOME PER SHARE	$0.82	$(0.07)	$0.75

        The Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to January 2, 2005. For this reason, the consolidated financial statements, auditors' reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

        Refer to Note 21 for the impact of the Restatement on 2004 and 2003 quarterly information. In addition, certain amounts in Notes 3, 7, 8, 9, 19 and 22 have been restated to reflect the Restatement adjustments described above.

5. INTANGIBLE ASSETS AND DEFERRED COSTS

        Intangible assets and deferred costs as of January 2, 2005 and December 28, 2003 were (in thousands):

	January 2, 2005	December 28, 2003
1988 Non-Friendly Marks license agreement fee amortized over 40 years on a straight-line basis	$18,650	$18,650
Deferred financing costs amortized over the terms of the related loans on an effective yield basis	10,146	10,486
Other	1,103	876

Intangible assets and deferred costs	29,899	30,012
Less: accumulated amortization	(9,389)	(12,122)

Net	$20,510	$17,890

        Amortization expense was $1,812,000, $1,708,000 and $1,912,000 for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.

        Future amortization expense related to these intangible assets and deferred costs as of January 2, 2005 was (in thousands):

Year	Amount
2005	$1,865
2006	1,859
2007	1,648
2008	1,440
2009	1,433
Thereafter	12,265

Total	$20,510

        Upon the sale of the Company by Hershey Foods Corporation ("Hershey") in 1988, all of the trademarks and service marks used in the Company's business at that time which did not contain the word "Friendly" (the "Non-Friendly Marks") were licensed by Hershey to the Company. The Non-Friendly Marks license agreement fee was being amortized over the term of the agreement, which expired on September 2, 2028. In September 2002, Hershey assigned the Non-Friendly Marks to the Company. The Company will continue to amortize the Non-Friendly Marks license agreement fee over the original term of 40 years. The Company reviews the estimated future cash flows related to each trademarked product on a quarterly basis to determine whether any impairment has occurred. For the years ended January 2, 2005, December 28, 2003 and December 29, 2002, no impairments were recorded.

        In July 2003, the Company repurchased $2,750,000 in aggregate principal amount of its Senior Notes. Accordingly, the related unamortized deferred financing costs of $44,000 were written off and included in operating expenses in the accompanying consolidated statement of operations for the year ended December 28, 2003.

        In connection with the 2004 Refinancing, the Company wrote off unamortized deferred financing costs related to the tender offer for the Senior Notes in March 2004 and the redemption of the remaining Senior Notes in April 2004 of $1,788,000 and $657,000, respectively. The $2,445,000 was included in other expenses, principally debt retirement costs in the accompanying consolidated statement of operations for the year ended January 2, 2005. Additionally, the Company incurred $6,374,000 of costs associated with the issuance of the New Senior Notes and the amendment to the New Credit Facility, which were included in intangible assets and deferred costs in the accompanying consolidated balance sheet as of January 2, 2005. These costs will be amortized over the terms of the New Senior Notes and the amended New Credit Facility.

6. WRITE-DOWNS OF PROPERTY AND EQUIPMENT

        During the third quarter of 2004, the Company committed to a plan to close and sell four underperforming restaurants. The Company determined that the plan of sale criteria in SFAS No. 144 had been met and separately presented the properties as assets held for sale in the condensed consolidated balance sheets as of September 26, 2004 and December 28, 2003. During the fourth quarter of 2004, the Company sold two of these properties in separate transactions. Aggregate gross proceeds from the sales were $1,795,000. The Company recognized an aggregate gain of $782,000 related to the sales.

        In December of 2004, the Company closed two additional properties. At that time, the Company decided to pursue ground lease opportunities rather than a strategy of selling assets. Based on this decision, the two properties closed in December did not meet the plan of sale criteria in SFAS No. 144. Additionally, the carrying values of the remaining two properties that were presented as assets held for sale in the condensed consolidated balance sheets as of September 26, 2004 and December 28, 2003 have been reclassified to Property and Equipment for the years ended January 2, 2005 and December 28, 2003. The carrying values of these properties was not adjusted since the carrying value for each property is less than the estimated fair market value less costs to sell.

        At December 28, 2003 the properties held for disposition included a vacant land parcel, an abandoned warehouse, an abandoned restaurant office and one leased restaurant property related to the March 2000 restructuring (Note 10).

        SFAS No. 144 also requires the results of operations of a component entity that is classified as held for sale or that has been disposed of to be reported as discontinued operations in the statement of operations if certain conditions are met. These conditions include commitment to a plan of disposal after the effective date of this statement, elimination of the operations and cash flows of the component entity from the ongoing operations of the company and no significant continuing involvement in the operations of the component entity after the disposal transaction. The results of operations and any related gain or loss associated with all closings or properties held for sale since the adoption of SFAS No. 144 were immaterial. In addition, with the Company's high market penetration in New England, the closing of these restaurants benefited other Company-operated restaurants. Therefore, the results of operations and any related gain or loss have been included in income from operations in the Company's financial statements for the years ended January 2, 2005, December 28, 2003 and December 29, 2002.

        The table below identifies the components of the "Loss on disposals of other property and equipment, net" as shown on the consolidated statements of operations (in thousands):

	For the Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Restaurant assets retired due to remodeling	$195	$1,235	$1,117
Restaurant equipment assets retired due to replacement	442	387	335
(Gain) loss on property held for disposition	(782)	280	(1,080)
Loss on property not held for disposition	63	—	—
All other	295	142	206

Loss on disposals of other property and equipment, net	$213	$2,044	$578

        During the year ended January 2, 2005, the Company determined that the carrying value of a vacant restaurant land parcel and the carrying value of one restaurant property exceeded their estimated fair values less costs to sell. The carrying values were reduced by an aggregate of $91,000. During the year ended December 28, 2003, it was determined that the carrying value of a vacant restaurant land parcel exceeded its estimated fair value less costs to sell. During the year ended December 29, 2002, it was determined that the carrying values of nine restaurant properties exceeded their estimated fair values less costs to sell. The carrying values of the 2003 and 2002 properties were reduced by an aggregate of $26,000 and $976,000, respectively.

7. DEBT

        Debt at January 2, 2005 and December 28, 2003 consisted of the following (in thousands):

	January 2, 2005	December 28, 2003
New Senior Notes, 8 3/8%, due June 15, 2012	$175,000	$—
Senior Notes, 10 1/2%, originally due December 1, 2007	—	175,977
Revolving credit loans, due September 30, 2005	4,000	—
Mortgage loans, due January 3, 2005 through January 1, 2022	51,976	53,087

Total debt	230,976	229,064
Less: current portion	(5,224)	(1,127)

Total long-term debt	$225,752	$227,937

        Principal payments due as of January 2, 2005 were as follows (in thousands):

Year	Amount
2005	$5,224
2006	1,349
2007	1,489
2008	1,629
2009	1,813
Thereafter	219,472

Total	$230,976

        In December 2001, the Company completed a financial restructuring plan (the "Refinancing Plan") which included the repayment of all amounts outstanding under the Company's then existing credit facility and the purchase of approximately $21,273,000 of its 10 1/2% senior notes due December 1, 2007 (the "Senior Notes") with the proceeds from $55,000,000 in long-term mortgage financing (the "Mortgage Financing") and a $33,700,000 sale and leaseback transaction (the "Sale/Leaseback Financing"). In addition, FICC secured a new $30,000,000 revolving credit facility (the "New Credit Facility") of which up to $20,000,000 is available to support letters of credit.

        The Mortgage Financing has a maturity date of January 1, 2022 and is amortized over 20 years. Interest on $10,000,000 of the original $55,000,000 from the Mortgage Financing is variable and is the sum of the 30-day LIBOR rate in effect (2.41% at January 2, 2005) plus 6% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The remaining $45,000,000 of the original $55,000,000 from the Mortgage Financing bears interest at a fixed annual rate of 10.16%. The variable rate notes are subject to prepayment penalties during the first five years. The fixed rate notes may not be prepaid without the Company providing the note holders with a yield maintenance premium. In connection with the Mortgage Financing, three new limited liability companies ("LLCs") were organized, each of which is a borrower under the Mortgage Financing. Friendly Ice Cream Corporation is the sole member of each LLC. The Mortgage Financing requires the Company to maintain a fixed charge coverage ratio, as defined, of at least 1.10 to 1 and each LLC to maintain a fixed charge coverage ratio, as defined, on an aggregate restaurant basis of at least 1.25 to 1, in each case calculated as of the last day of each fiscal year. The Company is in compliance with these covenants.

        In 2003 and 2004, FICC purchased all of the remaining outstanding Senior Notes in a series of transactions. In July 2003, FICC purchased approximately $2,750,000 in aggregate principal amount of the Senior Notes for approximately $2,826,000, the then current market value. In February 2004, the Company announced a cash tender offer and consent solicitation for $175,977,000 of Senior Notes to be financed with the proceeds from a $175,000,000 private offering of new 8.375% senior notes (the "New Senior Notes"), available cash and an amended New Credit Facility (the "2004 Refinancing"). In March 2004, $127,357,000 of aggregate principal amount of Senior Notes was purchased at the tender offer and consent solicitation price of 104% of the principal amount and $476,000 of aggregate principal amount of Senior Notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48,144,000 of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount. Interest on the Senior Notes was payable at 10.5% per annum semi-annually on June 1 and December 1 of each year. In connection with the tender offer, the Company wrote off unamortized deferred financing costs of $2,445,000 and paid a premium of $6,790,000 that was included in the accompanying consolidated statement of operations for the year ended January 2, 2005.

        The $175,000,000 of New Senior Notes issued in March 2004 are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC's Friendly's Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility. The New Senior Notes mature on June 15, 2012. Interest on the New Senior Notes is payable at 8.375% per annum semi-annually on June 15 and December 15 of each year. The New Senior Notes are redeemable, in whole or in part, at any time on or after June 15, 2008 at FICC's option at redemption prices from 104.188% to 100.00%, based on the redemption date. In addition, at any time prior to June 15, 2007, FICC may redeem, subject to certain conditions, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds of one or more qualified equity offerings, as defined, at a redemption price of 108.375% of the principal amount, plus accrued interest.

        In connection with the 2004 Refinancing, the New Credit Facility was amended to increase the total commitment amount from $30,000,000 to $35,000,000 and to extend the maturity date from December 17, 2005 to June 30, 2007, in addition to other changes. The $35,000,000 revolving credit commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of January 2, 2005 and December 28, 2003, total letters of credit outstanding were $15,224,000 and $13,550,000, respectively. During 2004 and 2003, there were no drawings against the letters of credit. The revolving credit loans bear interest at the Company's option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the "Base Rate") (7.75% at January 2, 2005) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the "Eurodollar Rate") (6.82% at January 2, 2005). As of January 2, 2005, $4,000,000 of revolving credit loans were outstanding. As of December 28, 2003, there were no revolving credit loans outstanding. As of January 2, 2005 and December 28, 2003, $15,776,000 and $16,450,000, respectively, was available for borrowing.

        The New Credit Facility has an annual "clean-up" provision, which obligates the Company to repay in full any and all outstanding revolving credit loans on or before September 30, 2005 and maintain a zero balance on such revolving credit for at least 30 consecutive days, to include September 30, 2005 immediately following the date of such repayment. Commencing in 2006, the annual "clean-up" provision will change and will require the Company to repay in full any and all outstanding revolving credit loans on or before June 15 (or if June 15 is not a business day, as defined, then the next business day) of each year and maintain a zero balance on such revolving credit for at least 15 consecutive days, to include June 15, immediately following the date of such repayment.

        The New Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases and sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires the Company to comply with certain financial covenants. On July 23, 2004 and October 19, 2004, the Company obtained limited waivers regarding certain financial covenants of its New Credit Facility, which the Company was not in full compliance with as of June 27, 2004 and September 26, 2004. On December 17, 2004, the Company amended the New Credit Facility to, among other things, (i) revise certain financial covenants and eliminate the minimum quarterly EBITDA requirement, (ii) amend the Company's annual capital expenditures limit and (iii) increase the commitment fee under the New Credit Facility from 0.50% to 0.75% of the unused commitment amount (the "Amendment"). The Company was in compliance with the covenants under the New Credit Facility as of January 2, 2005 and December 28, 2003.

        The financial covenant requirements, as defined under the New Credit Facility, and actual ratios/amounts as of and for the years ended January 2, 2005 and December 28, 2003 were (dollars in thousands):

	January 2, 2005		December 28, 2003
	Requirement	Actual	Requirement	Actual
Leverage ratio	5.50 to 1	5.22 to 1	4.75 to 1	4.15 to 1
Interest coverage ratio	2.00 to 1	2.16 to 1	2.00 to 1	2.32 to 1
Fixed charge coverage ratio	1.00 to 1	1.15 to 1	1.05 to 1	1.20 to 1
Consolidated tangible net worth (deficit)	$(107,611)	$(99,213)	$(112,979)	$(95,994)
Capital expenditures (a)	$23,500	$22,179	$21,000	$18,971
Consolidated EBITDA (b)	$46,500	$48,190	$48,700	$56,288

Note: The covenant calculations were based upon accounting practices in place at December 31, 2000 and therefore did not include the effects of the restatement described in Note 4.

(a)
The New Credit Facility's definition of capital expenditures differs from the Company's total capital expenditures.

(b)
The New Credit Facility's definition of consolidated EBITDA allows non-cash losses and capitalized interest to be added back to net income (loss) which differs from the Company's internal EBITDA computation presented elsewhere herein.

        The fair values of the Company's long-term debt at January 2, 2005 and December 28, 2003 were as follows (in thousands):

	January 2, 2005		December 28, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
New Senior Notes and Senior Notes	$175,000	$169,313	$175,977	$182,031
Revolving credit loans	4,000	4,000	—	—
Mortgage loans	51,976	51,976	53,087	53,087

Total	$230,976	$225,289	$229,064	$235,118

        The fair values of the New Senior Notes and the Senior Notes were determined based on the actual trade prices occurring closest to January 2, 2005 and December 28, 2003. As the interest on the revolving credit loans is variable, the carrying value approximated the fair value. Because the mortgage loans are privately held, the Company believes that the carrying value of the mortgage loans as of January 2, 2005 and December 28, 2003 approximated the fair value.

8. LEASES

        As of January 2, 2005 and December 28, 2003, the Company operated 347 and 380 restaurants, respectively. These operations were conducted in premises owned or leased as follows:

	January 2, 2005	December 28, 2003
Land and building owned	94	113
Land leased and building owned	79	92
Land and building leased	174	175

	347	380

        Restaurants in shopping centers are generally leased for a term of 10 to 20 years. Leases of freestanding restaurants generally are for a 15 or 20 year lease term and provide for renewal options for three or four five-year renewals at the then current fair market value. Additionally, the Company leases certain equipment over lease terms from three to seven years.

        In connection with the Refinancing Plan, the Company entered into and accounted for the Sale/Leaseback Financing, which provided approximately $33,700,000 of proceeds to the Company. The Company sold 44 properties operating as Friendly's restaurants and entered into a master lease with the buyer to lease the 44 properties for an initial term of 20 years under a triple net lease. There are four five-year renewal options and lease payments are subject to escalator provisions every five years based upon increases in the Consumer Price Index. In accordance with SFAS No. 66, "Accounting for Sales of Real Estate" and SFAS No. 98, "Accounting for Leases", the Company recognized an aggregate loss of $428,000 on two properties which was included in gain on disposals of other properties and equipment, net in 2001. The aggregate gain of $11,377,000 on the remaining 42 properties was deferred and the unamortized balance of $11,089,000 was included in other accrued expenses and other long-term liabilities. The deferred gain is being amortized straight-line over 20 years.

        Future minimum lease payments and amounts to be received as lessor or sublessor under noncancelable leases with an original term in excess of one year as of January 2, 2005 were (in thousands):

	Commitments
Year	Operating Leases	Capital Lease and Finance Obligations	Operating Lease Receivables
2005	$17,695	$2,377	$2,529
2006	16,306	2,082	2,215
2007	14,060	2,025	1,562
2008	12,429	1,965	1,489
2009	11,327	961	1,445
Thereafter	72,528	3,071	12,581

Total future minimum lease payments	$144,345	12,481	$21,821

Less amounts representing interest		(3,568)

Present value of minimum lease payments		8,913
Less current maturities of capital lease and finance obligations		(1,533)

Long-term maturities of capital lease and finance obligations		$7,380

        Capital lease and finance obligations reflected in the accompanying consolidated balance sheets have effective interest rates ranging from 6.00% to 12.00% and are payable in monthly installments through 2016. Maturities of such obligations as of January 2, 2005 were (in thousands):

Year	Amount
2005	$1,533
2006	1,395
2007	1,491
2008	1,592
2009	738
Thereafter	2,164

Total	$8,913

        Rent expense included in the accompanying consolidated statements of operations for operating leases was (in thousands):

	For the Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Minimum rentals	$20,668	$19,154	$19,307
Contingent rentals	968	1,022	1,129

Total	$21,636	$20,176	$20,436

9. INCOME TAXES

        During the year ended January 2, 2005, the Company generated a federal net operating loss ("NOL") of approximately $5,296,000. The Company intends to carry the 2004 federal NOL back to the 2003 and 2002 tax years.

        As of December 30, 2001, the Company had aggregate federal NOL carryforwards of approximately $13,000,000, which would have expired between 2010 and 2019. During the year ended December 29, 2002, the Company utilized all of its federal NOL carryforwards. Due to restrictions on the usage of state NOL carryforwards and short carryforward periods for certain states, valuation allowances of $2,985,000 and $10,130,000 existed related to state NOL carryforwards as of January 2, 2005 and December 28, 2003, respectively. The reduction of the valuation allowance was due to the expiration of many of the carryforwards.

        As of January 2, 2005 and December 28, 2003, the Company had federal general business credit carryforwards of $11,238,000 and $8,374,000, respectively, which expire between 2011 and 2024. The Company also had $813,000 of federal alternative minimum tax credit carryforwards as of December 28, 2003. There is no federal alternative minimum tax credit carryforward as of January 2, 2005 due to the expected carryback of the 2004 federal NOL.

        The Company had $2,430,000 and $2,013,000 of state tax credit carryforwards as of January 2, 2005 and December 28, 2003, respectively, which either expire between 2005 and 2009 or have no expiration date. A full valuation allowance existed related to these carryforwards due to short carryforward periods for certain states and restrictions on the usage of carryforwards.

        Taxes refundable and credit and state loss carryforwards were increased by $818,000 and taxes payable were reduced by $165,000 in 2004 and 2003, respectively, as a result of stock options exercised.

        The benefit from income taxes for the year ended January 2, 2005 included a $2,156,000 reversal of income tax accruals recorded in prior years. This accrual related to tax matters that, based upon additional information obtained during the fourth quarter, was no longer necessary. The reversal was recorded in the fourth quarter of 2004. This reversal accounted for approximately 19.7% of the Company's effective tax rate of 68.8%.

        The benefit from (provision for) income taxes for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 were as follows (in thousands):

	For the Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Current benefit (provision):
Federal	$837	$(88)	$(720)
State	(89)	(144)	(285)
Reversal of tax accruals	(601)	—	—

Total current benefit (provision)	$147	$(232)	$(1,005)

Deferred benefit (provision):
Federal	$3,662	$(3,649)	$(785)
State	964	(543)	197
Reversal of tax accruals	2,757	—	—

Total deferred benefit (provision)	$7,383	$(4,192)	$(588)

Total benefit from (provision for) income taxes	$7,530	$(4,424)	$(1,593)

        A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows:

	For the Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	6.0	6.0	6.0
Effect of change in valuation allowance	0.1	(0.6)	(2.0)
Tax credits	8.3	(6.7)	(18.0)
Nondeductible expenses	(2.1)	1.1	3.0
Reversal of income tax accruals	19.7	—	—
Other	1.8	(3.0)	(2.0)

Effective tax rate	68.8%	31.8%	22.0%

        Deferred tax assets and liabilities are determined as the difference between the financial statement and tax bases of the assets and liabilities multiplied by the enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets (liabilities) at January 2, 2005 and December 28, 2003 were as follows (in thousands):

	January 2, 2005	December 28, 2003
Property and equipment	$(15,683)	$(18,171)
Net operating loss carryforwards (net of valuation allowance of $2,985 and $10,130 at January 2, 2005 and December 28, 2003, respectively)	720	117
Insurance reserves	8,670	8,321
Inventories	248	344
Pension	7,590	6,675
Intangible assets	(4,524)	(4,715)
Tax credit carryforwards (net of valuation allowance of $2,430 and $2,013 at January 2, 2005 and December 28, 2003, respectively)	11,238	9,176
Deferred gain	4,192	4,454
Other	5,021	2,720

Net deferred tax asset	$17,472	$8,921

Total deferred tax assets	$38,265	$35,073
Total deferred tax liabilities	(20,793)	(26,152)

Net deferred tax asset	$17,472	$8,921

10. RESTRUCTURINGS

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

        The following represents the reserves and activity associated with the March 2004, October 2001 and March 2000 restructurings (in thousands):

	For the Year Ended January 2, 2005
	Restructuring Reserve as of December 28, 2003	Expense	Costs Paid and Reclassified	Restructuring Reserve as of January 2, 2005
Rent	$319	$—	$(227)	$92
Utilities and real estate taxes	40	—	(40)	—
Severence pay	—	2,549	(1,597)	952
Outplacement services	—	78	(78)	—
Other	82	—	(48)	34

Total	$441	$2,627	$(1,990)	$1,078

	For the Year Ended December 28, 2003
	Restructuring Reserve as of December 29, 2002	Expense	Costs Paid and Reclassified	Restructuring Reserve as of December 28, 2003
Rent	$679	$—	$(360)	$319
Utilities and real estate taxes	121	—	(81)	40
Equipment	77	—	(77)	—
Other	60	—	22	82

Total	$937	$—	$(496)	$441

        Based on information currently available, management believes that the restructuring reserve as of January 2, 2005 was adequate and not excessive.

11. FRANCHISE TRANSACTIONS

        On September 13, 2004, the Company sold leasehold improvements and equipment and assigned the lease for one refranchised location and sold equipment at three other refranchised locations to the existing franchisee. In addition, as part of the Company's agreement with the franchisee, the franchisee committed to open five new restaurants in the Dayton, OH market over the next six years with an option to open an additional five restaurants in the following five years. Gross proceeds from the sale were approximately $875,000, of which $205,000 was for franchise fees, and $670,000 was for the sale of assets and lease assignment. During the year ended January 2, 2005, the Company recorded $130,000 of franchise fee revenue for the initial refranchised locations and deferred $75,000 related to future development. The $75,000, which represents one-half of future franchise fees, will be recognized into income as restaurants are opened. In addition, the Company recognized a gain of approximately $292,000 related to the sale of assets.

        On September 9, 2004, the Company entered into an agreement granting NL Ark Development, Inc. ("NL Ark") certain limited exclusive rights to operate and develop Friendly's Restaurants in designated areas within Palm Beach County, Florida. NL Ark has committed to open five new Friendly's Restaurants over the next five years. The Company received development fees of $80,000, which represent one-half of future franchise fees. The $80,000 will be recognized into income as restaurants are opened.

        On March 5, 2004, the Company sold the real property and equipment for one refranchised location and assigned the lease and sold the equipment for a second refranchised location to the existing franchisee. Gross proceeds from the sale were approximately $485,000, of which $70,000 was for franchise fees and $415,000 was for the sale of assets and lease assignment. In 2004, the Company recorded $70,000 as franchise fee revenue and recognized a gain of approximately $250,000 related to the sale of assets.

        On January 15, 2004, the Company entered into an agreement granting Central Florida Restaurants LLC ("Central Florida") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in designated areas within the Orlando, Florida market (the "Central Florida Agreement"). Pursuant to the Central Florida Agreement, Central Florida purchased certain equipment assets, lease and sublease rights and franchise rights in 10 existing Friendly's restaurants and committed to open an additional 10 restaurants over the next six years with an option for 15 more restaurants in the following five years. Gross proceeds from the sale were approximately $3,150,000 of which $310,000 was for franchise fees for the initial 10 restaurants. In 2004, the Company recorded $310,000 as franchise fee revenue and recognized a gain of approximately $679,000 related to the sale of the assets for the 10 locations.

        During July 2003, the Company entered into a development agreement granting Jax Family Rest., Inc. ("Jax") certain limited exclusive rights to operate and develop Friendly's full-service restaurants in designated areas within Baker, Clay, Nassau, Putnam and St. John's counties, Florida (the "Jax Agreement"). Pursuant to the Jax Agreement, Jax agreed to open 10 new restaurants over the next seven years. The Company received development fees of $155,000, which represent one-half of future franchise fees. The $155,000 will be recognized into income as restaurants are opened. During the year ended January 2, 2005, Jax opened one new restaurant.

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

        In December 2000, the Company and its first franchisee, Friendco Restaurants Inc. ("Friendco"), a subsidiary of Davco Restaurants, Inc. ("Davco"), agreed to terminate Friendco's rights as the exclusive developer of new Friendly's restaurants in Maryland, Delaware, the District of Columbia and northern Virginia. Friendco also obtained the right to close or transfer restaurants to another approved franchisee. In June 2003, the Company entered into a Settlement Agreement and Mutual General Release with Davco releasing Davco from all obligations and guarantees related to leases associated with the franchised locations and providing for a payment of $250,000 to the Company, which was recorded as revenue in the year ended December 28, 2003. Between January 2001 and January 2, 2005, Friendco closed a total of fifteen restaurants and transferred its rights to a total of thirty-two franchised locations to other parties. As of January 2, 2005, Friendco retained one franchised restaurant.

12. PENSION PLAN

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

        In November 2003, the Company announced that effective December 31, 2003, all benefits accrued under the pension plan would be frozen at the level attained on that date. The benefits accrued through December 31, 2003 were not reduced and cash balance accounts will continue to be credited with interest after that date. As a result, the Company recognized a one-time pension curtailment gain of $8,113,000 in 2003 equal to the unamortized balances as of December 31, 2003 from all plan changes prior to that date.

        During 2004, lump-sum cash payments to participants exceeded the interest cost component of net periodic pension cost. As a result of the unusual settlement volume, the Company recorded additional pension expense of $2,204,000 during the year ended January 2, 2005.

        As of December 31, 2004, the latest measurement date, the accumulated benefit obligation of the pension plan exceeded the fair value of plan assets. Accordingly, in accordance with SFAS No. 87, "Employer's Accounting for Pensions", the Company recorded an additional minimum pension liability of $1,317,000 ($777,000, net of income tax benefit). The Company initially recorded an additional minimum pension liability in 2002, the first measurement date where the accumulated benefit obligation exceeded the fair value of plan assets. The Company also recorded an additional minimum pension liability during the year ended December 28, 2003 of $9,090,000 ($5,363,000, net of income tax benefit). These adjustments were included in other accumulated comprehensive loss as a direct charge to stockholders' deficit. As of January 2, 2005, the cumulative additional minimum pension charge included in accumulated other comprehensive loss was $35,083,000 ($20,699,000, net of income tax benefit).

        For the years ended January 2, 2005 and December 28, 2003, the reconciliation of the projected benefit obligation was (in thousands):

	January 2, 2005	December 28, 2003
Beginning of year benefit obligation	$106,998	$98,881
Service cost	—	2,211
Interest cost	6,603	6,425
Actuarial loss	5,010	7,484
Plan amendments	—	(1,791)
Disbursements	(8,569)	(6,212)

End of year benefit obligation	$110,042	$106,998

        The reconciliation of the fair value of assets of the plan as of January 2, 2005 and December 28, 2003 was (in thousands):

	January 2, 2005	December 28, 2003
Beginning of year fair value of assets	$90,871	$81,881
Actual return on plan assets	10,208	15,202
Disbursements	(8,569)	(6,212)

End of year fair value of assets	$92,510	$90,871

        The reconciliation of the funded status of the pension plan as of January 2, 2005 and December 28, 2003 included the following components (in thousands):

	January 2, 2005	December 28, 2003
Projected benefit obligation	$110,042	$106,998
Fair value of plan assets	92,510	90,871

Funded status	(17,532)	(16,127)
Unrecognized net actuarial loss	35,083	33,766

Prepaid benefit cost	$17,551	$17,639

        The amounts recognized in the consolidated balance sheets and the consolidated statements of changes in stockholders' deficit were (in thousands):

	January 2, 2005	December 28, 2003
Projected benefit obligation	$110,042	$106,998
Additional benefits based on future salary increases	—	—

Accumulated benefit obligation	110,042	106,998
Fair value of plan assets	92,510	90,871

Minimum pension liability	(17,532)	(16,127)
Prepaid benefit cost	(17,551)	(17,639)

Accrued benefit liability	(35,083)	(33,766)
Income tax benefit	14,384	13,844

Accumulated other comprehensive loss	$(20,699)	$(19,922)

        The components of net periodic pension cost (benefit) for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 were (in thousands):

	January 2, 2005	December 28, 2003	December 29, 2002
Service cost	$—	$2,211	$3,241
Interest cost	6,604	6,425	6,634
Expected return on assets	(9,391)	(9,097)	(11,590)
Net amortization:
Unrecognized prior service benefit	—	(1,278)	(728)
Unrecognized net actuarial loss (gain)	671	608	(275)

Periodic pension benefit before adjustments	(2,116)	(1,131)	(2,718)
Settlement expense (curtailment gain)	2,204	(8,113)	—

Net periodic pension cost (benefit)	$88	$(9,244)	$(2,718)

        A summary of the Company's key actuarial assumptions used to determine benefit obligations as of January 2, 2005 and December 28, 2003 follows:

	January 2, 2005	December 28, 2003
Discount rate	6.00%	6.25%
Salary increase rate	3.25-4.75%	3.25-4.75%
Expected long-term rate of return	8.75%	9.00%

        A summary of the Company's key actuarial assumptions used to determine net periodic pension cost (benefit) for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 follows:

	January 2, 2005	December 28, 2003	December 29, 2002
Discount rate	6.25%	6.75%	7.25%
Salary increase rate	3.25-4.75%	3.25-4.75%	3.25-4.75%
Expected long-term rate of return	9.00%	9.50%	10.00%

        The Company determines its expected long-term rate of return based on the Company's expectations of future returns for the pension plan's investments based on target allocations of the pension plan's investments. Additionally, the Company considers historical returns on comparable equity, fixed income and real estate investments and adjusts its estimate as deemed appropriate. As of January 2, 2005, point estimates of the Company's long-term target allocation to equity (57.5%), fixed income (32.0%), real estate (10.0%) and other (0.5%) is expected to provide real rates of return of 7.23%, 2.21%, 1.90% and 1.50%, respectively. In addition, the long-term inflation assumption is 3.75%. The resulting weighted expected long-term rate of return on plan assets was 8.75%.

        The Company's pension plan weighted average asset allocations at January 2, 2005 and December 28, 2003 by asset category were as follows:

Asset Category	January 2, 2005	December 28, 2003
Equity securities	65%	61%
Debt securities	19%	21%
Real estate	11%	11%
Other	5%	7%

Total	100%	100%

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

        Equity securities of the plan did not include any investment in the Company's common stock at January 2, 2005 or December 28, 2003.

        The Company does not expect to contribute any cash to its pension plan in 2005.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year	Amount
2005	$3,369
2006	3,347
2007	3,598
2008	4,402
2009	4,085
2010-2014	29,316

Total	$48,117

13. POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

        The Company provides health care and life insurance benefits to certain groups of employees upon retirement. Eligible employees may continue their coverages if they are receiving a pension benefit, are at least 55 years of age and have completed ten years of service. The plan requires contributions for health care coverage from participants who retired after September 1, 1989. Health care coverage may continue until age 65. Life insurance benefits are contributory for participants who retired after July 1, 2002. Medical benefits under the plan are provided through the Company's general assets.

        The Company uses a December 31 measurement date for the plan.

        The Company accrues the cost of postretirement medical and life insurance benefits over the years employees provide services to the date of their full eligibility for such benefits. The reconciliation of the accumulated benefit obligation for the years ended January 2, 2005 and December 28, 2003 was as follows (in thousands):

	January 2, 2005	December 28, 2003
Beginning of year benefit obligation	$7,897	$7,187
Service cost	141	99
Interest cost	456	470
Plan participants' contributions	199	170
Actuarial (gain) loss	(36)	595
Disbursements	(672)	(624)

End of year benefit obligation	$7,985	$7,897

        The reconciliation of the funded status of the plan as of January 2, 2005 and December 28, 2003 included the following components (in thousands):

	January 2, 2005	December 28, 2003
Accumulated benefit obligation	$(7,985)	$(7,897)
Fair value of plan assets	—	—

Funded status	(7,985)	(7,897)
Unrecognized prior service benefit	(1,505)	(1,647)
Unrecognized net actuarial loss	2,216	2,322

Accrued benefit liability	$(7,274)	$(7,222)

        The components of the net postretirement medical and life insurance benefit cost for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 were (in thousands):

	January 2, 2005	December 28, 2003	December 29, 2002
Service cost	$141	$99	$123
Interest cost	456	470	500
Recognized actuarial loss	70	62	49
Net amortization of unrecognized prior service benefit	(142)	(142)	(112)

Net benefit cost	$525	$489	$560

        A summary of the Company's key actuarial assumptions used to determine benefit obligations as of January 2, 2005 and December 28, 2003 follows:

	January 2, 2005	December 28, 2003
Discount rate	6.00%	6.25%
Salary increase rate	3.25-4.75%	3.25-4.75%
Medical cost trend:
First year	9.50%	8.50%
Ultimate	5.50%	5.50%
Years to reach ultimate	4	3

        A summary of the Company's key actuarial assumptions used to determine net periodic benefit cost for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 follows:

	January 2, 2005	December 28, 2003	December 29, 2002
Discount rate	6.25%	6.75%	7.25%
Salary increase rate	3.25-4.75%	3.25-4.75%	3.25-4.75%
Medical cost trend:
First year	8.50%	8.50%	9.50%
Ultimate	5.50%	5.50%	5.50%
Years to reach ultimate	3	3	3

        Assumed health care cost trends have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total of service and interest cost	$57,144	$(53,420)
Effect on accumulated benefit obligation	$553,545	$(507,651)

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year	Amount
2005	$617
2006	626
2007	638
2008	645
2009	642
2010-2014	3,310

Total	$6,478

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), which introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. On May 19, 2004, the FASB issued Financial Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2") to discuss certain accounting and disclosure issues raised by the Act. FSP 106-2 addresses accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans and disclosure requirements for plans for which the employer has not yet been able to determine actuarial equivalency. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004 (the quarter ended September 26, 2004 for the Company).

        Actuarial equivalence will be determined under regulations issued by the Centers for Medicare & Medicaid Services ("CMS"). Based on proposed CMS regulations issued to date, the Company is unable to conclude whether benefits provided are at least actuarially equivalent to benefits available through Medicare Part D. Therefore, the reported net benefit cost and the accumulated benefit obligation of the Company's postretirement medical and life insurance plan in the accompanying consolidated financial statements and notes thereto does not reflect the effects of the Act. The Company does not believe at this time that the effects of the Act, once determined, will materially affect the accumulated benefit obligation or the net benefit cost reported in future periods.

14. OTHER RETIREMENT BENEFIT PLANS

        The Company's Employee Savings and Investment Plan (the "Plan") covers all eligible employees and is intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. For the years ended January 2, 2005 and December 28, 2003, the Company made matching contributions in an amount equal to 75% of the sum of the participants' contributions that do not exceed 6% of the participant's compensation for employees above the position of secondary management, as defined in the Plan. For the Plan year ending December 29, 2002, the Company made matching contributions at the rate of 75% of the first 2% of the participants' contributions and 50% of the next 4% of the participants' contributions for employees of certain job classifications. For other employees of the Company, the Company made matching contributions at the rate of 75% of the first 2% of the participants' contributions and 50% of the next 2% of the participants' contributions. All employee contributions are fully vested. Company contributions are vested at the completion of three years of service or at retirement, death, disability or termination at age 65 or over, as defined by the Plan. Company contributions and administrative expenses for the Plan were approximately $972,000, $755,000 and $729,000 for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.

        During 2004, the Company established a nonqualified deferred compensation plan ("Deferred Comp Plan") that was developed as a retirement plan for a select group of management employees that are not allowed to participate in the Company's Employee Savings and Investment Plan. There are various types of compensation that can be deferred into the Deferred Comp Plan, e.g., regular salary, annual bonus or long-term bonus. There is also a Company contribution that is paid into the Deferred Comp Plan for participants that choose to defer a percentage of their base salary.

        The Company accounts for the Deferred Comp Plan in accordance with Emerging Issues Task Force No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested." The investments of the rabbi trust were included in other assets in the accompanying consolidated balance sheet as of January 2, 2005. A corresponding liability was included in other long-term liabilities.

        The Deferred Comp Plan assets consisted of investments in marketable securities, including mutual funds and money markets, classified as available-for-sale and reported at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders' deficit. The aggregate fair value of these investments was $1,028,000 as of January 2, 2005. The Company followed its investment managers' methods of determining the cost basis in computing realized gains and losses on the sale of its securities, which was the average cost method. Realized gains and losses were included in other expenses, principally debt retirement costs in the accompanying consolidated statement of operations for the year ended January 2, 2005. Compensation expense, which offset the changes in the corresponding liability, was included in general and administrative expenses for the year ended January 2, 2005. Net unrealized gains of $29,000, net of tax, were recorded as of January 2, 2005 and net realized losses were immaterial during the year ended January 2, 2005.

15. INSURANCE RESERVES

        At January 2, 2005 and December 28, 2003 insurance reserves of approximately $32,435,000 and $30,952,000, respectively, had been recorded. Insurance reserves at January 2, 2005 and December 28, 2003 included RIC's reserves for the Company's insurance liabilities of approximately $8,524,000 and $8,139,000, respectively. Reserves also included accruals related to post employment benefits and postretirement medical and life insurance benefits. While management believes these reserves were adequate, it is reasonably possible that the ultimate liabilities may exceed such estimates.

        Classification of the reserves was as follows (in thousands):

	January 2, 2005	December 28, 2003
Current	$9,927	$10,041
Long-term	22,508	20,911

Total	$32,435	$30,952

        Following is a summary of the activity in the insurance reserves for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 (in thousands):

	January 2, 2005	December 28, 2003	December 29, 2002
Beginning balance	$30,952	$30,986	$30,562
Provision	12,621	10,684	11,352
Payments	(11,138)	(10,718)	(10,928)

Ending balance	$32,435	$30,952	$30,986

        The provision for insurance reserves each year was actuarially determined and reflected amounts for the current year as well as revisions in estimates to open reserves for prior years. Payments included amounts paid on open claims for all years.

16. STOCKHOLDERS' DEFICIT

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

        A summary of the shares issued under the Restricted Stock Plan is presented below:

Number of Shares
Shares outstanding at December 30, 2001	223,720
Forfeited	(7,846)

Shares outstanding at December 29, 2002	215,874
Forfeited	(1,609)

Shares outstanding at December 28, 2003	214,265
Forfeited	—

Shares outstanding at January 2, 2005	214,265

        The issued shares vest on a straight-line basis over eight years or on an accelerated basis if certain performance criteria are met. The Company recorded the fair value of the shares issued at the issuance dates as compensation expense over the estimated vesting periods. During the years ended January 2, 2005, December 28, 2003, and December 29, 2002, the Company recorded stock compensation expense of approximately $257,000, $330,000 and $531,000, respectively, which was included in general and administrative expenses in the accompanying consolidated statements of operations. The stock compensation expense recognized in 2002 included expense for accelerated vesting.

        In connection with the Recapitalization, the Board of Directors adopted a stock option plan (the "Stock Option Plan"), pursuant to which 395,000 shares of common stock options were authorized for issuance. The Board of Directors amended the Stock Option Plan to increase the shares available by 200,000 options and 439,970 options on October 24, 2001 and March 27, 2000, respectively. The Stock Option Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code) and stock appreciation rights ("SARs"). As of January 2, 2005, no SARs had been issued. The Board of Directors determines the employees who will receive awards under the Stock Option Plan and the terms of such awards. The exercise price of a stock option or SAR shall not be less than the fair market value of one share of common stock on the date the stock option or SAR is granted. The options generally expire 10 years from the date of grant. Options were issued on July 23, 2003 and July 24, 2002 with a five-year expiration date, which was approved by the Board of Directors. Options issued prior to February 10, 2000 vest over five years, options issued subsequent to that date vest over three years.

        On April 9, 2003, the Board of Directors adopted a long-term incentive plan (the "2003 Incentive Plan"), subject to approval by the Company's shareholders. On May 14, 2003, the shareholders approved the 2003 Incentive Plan, which became effective as of March 30, 2003. The 2003 Incentive Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code), SARs, bonus stock, stock units, performance shares, performance units, restricted stock and restricted stock units. No more than 307,000 shares of common stock may be delivered to participants and their beneficiaries under the 2003 Incentive Plan. The Board of Directors determines the employees who will receive awards under the 2003 Incentive Plan and the terms of such awards. The exercise price of a stock option or SAR shall not be less than the fair market value of one share of common stock on the date the stock option or SAR is granted. The options generally expire five years from the date of grant. The Board of

Directors may designate whether any such award being granted to any participant is intended to be performance-based compensation as that term is used in Section 162(m) of the Internal Revenue Code. Any such awards designated as intended to be performance-based compensation shall be conditioned on the achievement of one or more performance measures, to the extent required by Internal Revenue Code Section 162(m). Options were issued on July 23, 2003 and February 23, 2004; performance-based compensation performance unit awards were issued on May 14, 2003 and July 23, 2003, February 23, 2004 and May 18, 2004. As of January 2, 2005, no SARs had been issued.

        A summary of the stock options outstanding pursuant to the Company's Stock Option Plan and 2003 Incentive Plan is presented below:

	Number of Shares	Average Exercise Price
Options outstanding at December 30, 2001	801,829	$4.55
Granted	127,000	7.54
Forfeited	(86,603)	4.99
Exercised	(46,552)	3.30

Options outstanding at December 29, 2002	795,674	5.05
Granted	166,311	6.88
Forfeited	(53,964)	5.12
Exercised	(98,946)	3.61

Options outstanding at December 28, 2003	809,075	5.60
Granted	160,819	11.43
Forfeited	(60,427)	9.02
Exercised	(223,801)	4.37

Options outstanding at January 2, 2005	685,666	$7.06

        The following table summarizes information related to outstanding options as of January 2, 2005:

Range of Exercise Prices	Number Outstanding as of January 2, 2005	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.00 - $2.48	106,675	6.3	$2.20
2.48 - 4.95	140,521	5.2	3.76
4.95 - 7.43	165,653	3.6	6.42
7.43 - 9.90	138,828	3.2	8.25
9.90 - 12.38	550	3.6	12.00
12.38 - 14.85	95,239	4.1	12.52
17.33 - 19.80	36,900	2.7	17.38
22.28 - 24.75	1,300	3.4	24.75

	685,666	4.3	$7.06

        The following table summarizes information related to outstanding exercisable options as of January 2, 2005:

Range of Exercise Prices	Number Exercisable as of January 2, 2005	Weighted Average Exercise Price
$ 0.00 - $ 2.48	106,675	$2.20
2.48 - 4.95	140,521	3.76
4.95 - 7.43	165,653	6.42
7.43 - 9.90	138,828	8.25
9.90 - 12.38	550	12.00
12.38 - 14.85	95,239	12.52
17.33 - 19.80	36,900	17.38
22.28 - 24.75	1,300	24.75

	685,666	$7.06

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

17. RELATED PARTY TRANSACTIONS

        FICC's Chairman of the Board is an officer of TRC. FICC previously entered into a sublease for certain land, building and equipment from a subsidiary of TRC. For the years ended January 2, 2005, December 28, 2003 and December 29, 2002, rent expense related to the sublease was approximately $69,000, $69,000 and $68,000, respectively. On January 15, 2004, the Company subleased this property in connection with the Central Florida Agreement (Note 11).

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

        The Company purchased certain food products used in the normal course of business from a division of TRC at cost plus a mark-up. For the years ended January 2, 2005, December 28, 2003 and December 29, 2002, purchases were approximately $340,000, $322,000 and $463,000, respectively.

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

18. COMMITMENTS AND CONTINGENCIES

        The Company is a party to various legal proceedings arising in the ordinary course of business which management believes, after consultation with legal counsel, will not have a material adverse effect on the Company's consolidated financial position or future operating results.

        As of January 2, 2005, the Company had commitments to purchase approximately $97,000,000 of raw materials, food products and supplies used in the normal course of business. The majority of the commitments cover periods of one to 12 months. Most of these commitments are noncancelable.

19. SEGMENT REPORTING

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

        EBITDA represents net (loss) income before (i) benefit from (provision for) income taxes, (ii) other expenses, principally debt retirement costs, (iii) interest expense, net, (iv) depreciation and amortization, (v) write-downs of property and equipment, (vi) net periodic pension benefit and (vii) other non-cash items. The Company has included information concerning EBITDA in this Form 10-K because the Company's management incentive plan pays bonuses based on achieving EBITDA targets and the Company believes that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company's operating performance.

	For the Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
	(53 weeks)
	(in thousands)
Revenues:
Restaurant	$448,661	$459,758	$454,569
Foodservice	245,484	240,313	233,978
Franchise	13,199	9,822	9,472

Total	$707,344	$709,893	$698,019

Intersegment revenues:
Restaurant	$—	$—	$—
Foodservice	(132,847)	(130,123)	(127,647)
Franchise	—	—	—

Total	$(132,847)	$(130,123)	$(127,647)

External revenues:
Restaurant	$448,661	$459,758	$454,569
Foodservice	112,637	110,190	106,331
Franchise	13,199	9,822	9,472

Total	$574,497	$579,770	$570,372

	For the Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
	(53 weeks)
	(in thousands)
EBITDA:
Restaurant	$41,806	$51,099	$52,239
Foodservice	12,983	18,378	17,809
Franchise	9,384	6,763	6,240
Corporate	(19,973)	(20,656)	(18,455)
Gain (loss) on property and equipment, net	892	(2,200)	14
(Restructuring expenses) reversal of restructuring expenses	(2,627)	—	400
Gain on litigation settlement	3,644	—	—
Less pension benefit included in reporting segments	(2,116)	(1,131)	(2,718)

Total	$43,993	$52,253	$55,529

Interest expense, net-Corporate	$22,295	$24,157	$24,870

Other expenses, principally debt retirement costs	$9,235	$—	$—

Depreciation and amortization:
Restaurant	$16,275	$16,270	$16,004
Foodservice	3,376	3,084	3,242
Franchise	286	153	251
Corporate	3,294	3,880	5,651

Total	$23,231	$23,387	$25,148

Other non-cash (income) expenses:
Pension benefit	$(2,116)	$(1,131)	$(2,718)
Pension settlement expense (curtailment gain)	2,204	(8,113)	—
Write-downs of property and equipment	91	26	976

Total	$179	$(9,218)	$(1,742)

Income (loss) before (provision for) benefit from income taxes:
Restaurant	$25,531	$34,829	$36,235
Foodservice	9,607	15,294	14,567
Franchise	9,098	6,610	5,989
Corporate	(54,797)	(48,693)	(48,976)
Gain (loss) on property and equipment, net	801	(2,226)	(962)
Pension (settlement expense) curtailment gain	(2,204)	8,113	—
(Restructuring expenses) reversal of restructuring expenses	(2,627)	—	400
Gain on litigation settlement	3,644	—	—

Total	$(10,947)	$13,927	$7,253

	For the Years Ended
	January 2, 2005	December 28, 2003
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$20,309	$25,024
Foodservice	1,700	4,862
Corporate	1,170	1,830

Total	$23,179	$31,716

	January 2, 2005	December 28, 2003
	(in thousands)
Total assets:
Restaurant	$142,366	$145,140
Foodservice	40,567	39,054
Franchise	7,726	8,644
Corporate	58,225	54,450

Total	$248,884	$247,288

20. GAIN ON LITIGATION SETTLEMENT

        In January 2004, the Company reached a settlement in a lawsuit filed against a former administrator of one of the Company's benefit plans. The settlement was based on the administrator's alleged failure to adhere to the terms of a contract and resulted in a one-time payment to the Company of $3,775,000, which was received on April 2, 2004. As a result of this lawsuit, the Company incurred professional fees of approximately $500,000 which were included in the consolidated statement of operations for the year ended December 28, 2003 and an additional $131,000 in professional fees that were offset against the payment in the accompanying consolidated statement of operations for the year ended January 2, 2005.

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Quarters Ended
(in thousands, except per share amounts)	March 28, 2004 (a) (b)	June 27, 2004 (b)	September 26, 2004	January 2, 2005 (c,d,e)
	(restated)	(restated)	(restated)
2004 (g)
Revenues	$130,754	$147,516	$153,055	$143,172
Operating income	$5,439	$5,651	$8,062	$1,431
Net (loss) income	$(5,242)	$(1,420)	$3,478	$(233)
Basic and diluted (loss) income per share:
Basic net (loss) income	$(0.70)	$(0.19)	$0.45	$(0.03)
Diluted net (loss) income	$(0.70)	$(0.19)	$0.44	$(0.03)
Weighted average shares:
Basic	7,520	7,611	7,695	7,709

Diluted	7,520	7,611	7,869	7,709

(in thousands, except per share amounts)	March 30, 2003	June 29, 2003	September 28, 2003	December 28, 2003 (f)
	(restated)	(restated)	(restated)	(restated)
2003 (h)
Revenues	$128,690	$155,648	$160,350	$135,082
Operating income	$3,748	$10,099	$13,142	$11,095
Net (loss) income	$(1,657)	$2,922	$5,145	$3,093
Basic and diluted (loss) income per share:
Basic net (loss) income	$(0.22)	$0.39	$0.69	$0.41
Diluted net (loss) income	$(0.22)	$0.39	$0.68	$0.40
Weighted average shares:
Basic	7,415	7,441	7,452	7,476

Diluted	7,415	7,574	7,606	7,710

(a)
During March 2004, the Company recorded a pre-tax restructuring charge of $2,627,000 for severance and outplacement services associated with reduction in force actions taken during the first quarter of 2004 that reduced headcount by approximately 20 permanent positions.

In January 2004, the Company reached a settlement in a lawsuit filed against a former administrator of one of the Company's benefit plans. The settlement was based on the administrator's alleged failure to adhere to the terms of a contract and resulted in a one-time payment to the Company of $3,775,000, which was received on April 2, 2004. As a result of this lawsuit, the Company incurred professional fees of approximately $500,000 which were included in the consolidated statement of operations for the year ended December 28, 2003 and an additional $131,000 in professional fees that were offset against the payment in the accompanying consolidated statement of operations for the year ended January 2, 2005.

(b)
In March 2004, $127,357,000 of aggregate principal amount of Senior Notes were purchased at the tender offer and consent solicitation price of 104% of the principal amount and $476,000 of aggregate principal amount of Senior Notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48,144,000 of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount. In connection with the tender offer, the Company wrote off unamortized deferred financing costs of $2,445,000 and paid a premium of $6,790,000 that was included in the accompanying consolidated statement of operations for the year ended January 2, 2005.

(c)
The quarter ended January 2, 2005 included 14 weeks. All other quarters presented included 13 weeks. The additional week in 2004 contributed $10,689,000 in total revenues.

(d)
During 2004, lump-sum cash payments to pension plan participants exceeded the interest cost component of net periodic pension cost. As a result of the settlement volume, the Company recorded additional pension expense of $2,204,000 during the fourth quarter ended January 2, 2005.

(e)
The benefit from income taxes for the year ended January 2, 2005 included a $2,156,000 reversal of income tax accruals recorded in prior years related to tax matters that were resolved and recorded in the fourth quarter of 2004.

(f)
In November 2003, the Company announced that effective December 31, 2003, all benefits accrued under the pension plan would be frozen at the level attained on that date. The benefits accrued through December 31, 2003 were not reduced and cash balance accounts will continue to be credited with interest after that date. As a result, the Company recognized a one-time pension curtailment gain of $8,113,000 in the fourth quarter of 2003 equal to the unamortized balances as of December 31, 2003 from all plan changes prior to that date.

(g)
As described in Note 4, the Company has restated its consolidated statements of operations related to the calculation of straight-line rent expense and depreciation expense. The effect of the restatement on operating income is ($190), ($200) and ($213) for the quarters ended March 28, 2004, June 27, 2004 and September 26, 2004, respectively. The effect of the restatement on the quarterly net (loss) income is ($113), ($118) and ($125) for the quarters ended March 28, 2004, June 27, 2004 and September 26, 2004, respectively. The effect on reported quarterly basic and diluted net (loss) income per share is ($0.02) for each of the quarters ended March 28, 2004, June 27, 2004 and September 26, 2004.

(h)
As described in Note 4, the Company has restated its consolidated statements of operations related to the calculation of straight-line rent expense and depreciation expense. The effect of the restatement on operating income is ($286), ($284), ($288) and ($300) for the quarters ended March 30, 2003, June 29, 2003, September 28, 2003 and December 28, 2003, respectively. The effect of the restatement on the quarterly net (loss) income is ($168), ($168), ($170) and ($177) for the quarters ended March 30, 2003, June 29, 2003, September 28, 2003 and December 28, 2003, respectively. The effect on reported quarterly basic net (loss) income per share is ($0.02), ($0.03), ($0.02) and ($0.03) for the quarters ended March 30, 2003, June 29, 2003, September 28, 2003 and December 28, 2003, respectively. The effect on reported quarterly diluted net (loss) income per share is ($0.02) for each of the quarters ended March 30, 2003, June 29, 2003, September 28, 2003 and December 28, 2003.

22. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        FICC's obligation related to the New Senior Notes is guaranteed fully and unconditionally by one of FICC's wholly-owned subsidiaries. There are no restrictions on FICC's ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the "Parent Company"), Friendly's Restaurants Franchise, Inc. (the "Guarantor Subsidiary") and Friendly's International, Inc., Restaurant Insurance Corporation, Friendly's Realty I, LLC, Friendly's Realty II, LLC and Friendly's Realty III, LLC (collectively, the "Non-guarantor Subsidiaries"). All of the LLCs' assets were owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs' assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of January 2, 2005 and December 28, 2003 and for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 are not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet
As of January 2, 2005
(in thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,873	$1,360	$2,172	$—	$13,405
Restricted cash	—	—	1,711	—	1,711
Accounts receivable, net	8,548	1,900	—	—	10,448
Inventories	17,545	—	—	—	17,545
Deferred income taxes	6,705	18	—	130	6,853
Prepaid expenses and other current assets	10,991	2,512	7,782	(16,903)	4,382

Total current assets	53,662	5,790	11,665	(16,773)	54,344
Deferred income taxes	10,383	366	—	(130)	10,619
Property and equipment, net	110,887	—	45,525	—	156,412
Intangibles and deferred costs, net	18,234	—	2,276	—	20,510
Investments in subsidiaries	(3,117)	—	—	3,117	—
Other assets	6,083	1,216	915	(1,215)	6,999

Total assets	$196,132	$7,372	$60,381	$(15,001)	$248,884

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current maturities of long-term obligations	$13,309	$—	$1,224	$(7,776)	$6,757
Accounts payable	21,536	—	—	—	21,536
Accrued expenses	38,085	4,829	5,650	(8,810)	39,754

Total current liabilities	72,930	4,829	6,874	(16,586)	68,047
Long-term obligations, less current maturities	182,380	—	50,752	—	233,132
Other long-term liabilities	45,848	891	7,524	(1,532)	52,731
Stockholders' (deficit) equity	(105,026)	1,652	(4,769)	3,117	(105,026)

Total liabilities and stockholders' (deficit) equity	$196,132	$7,372	$60,381	$(15,001)	$248,884

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended January 2, 2005
(in thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$563,742	$10,755	$—	$—	$574,497
Costs and expenses:
Cost of sales	215,264	—	—	—	215,264
Labor and benefits	165,675	—	—	—	165,675
Operating expenses and write-downs of property and equipment	116,229	—	(6,589)	—	109,640
General and administrative expenses	35,386	4,620	—	—	40,006
Restructuring expenses	2,627	—	—	—	2,627
Gain on litigation settlement	(3,644)	—	—	—	(3,644)
Pension settlement expense	2,204	—	—	—	2,204
Depreciation and amortization	20,972	—	2,259	—	23,231
Gain on franchise sales of restaurant operations and properties	(1,302)	—	—	—	(1,302)
Loss (gain) on disposals of other property and equipment, net	430	—	(217)	—	213
Interest expense, net	17,760	—	4,535	—	22,295
Other expenses, principally debt retirement costs	9,235	—	—	—	9,235

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(17,094)	6,135	12	—	(10,947)
Benefit from (provision for) income taxes	10,247	(2,515)	(202)	—	7,530

(Loss) income before equity in net income of consolidated subsidiaries	(6,847)	3,620	(190)	—	(3,417)
Equity in net income of consolidated subsidiaries	3,430	—	—	(3,430)	—

Net (loss) income	$(3,417)	$3,620	$(190)	$(3,430)	$(3,417)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended January 2, 2005
(in thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(4,959)	$10,187	$2,159	$40	$7,427

Cash flows from investing activities:
Purchases of property and equipment	(19,734)	—	—	—	(19,734)
Proceeds from sales of property and equipment	6,035	—	—	—	6,035
Purchases of marketable securities	(1,130)	—	—	—	(1,130)
Proceeds from sales of marketable securities	152	—	—	—	152
Return of investment in subsidiary	11,734	—	—	(11,734)	—

Net cash used in investing activities	(2,943)	—	—	(11,734)	(14,677)

Cash flows from financing activities:
Proceeds from issuance of New Senior Notes	175,000	—	—	—	175,000
Proceeds from other borrowings	26,250	—	—	—	26,250
Repayments of obligations	(199,443)	—	(1,111)	—	(200,554)
Payments of deferred financing costs	(6,650)	—	—	—	(6,650)
Stock options exercised	978	—	—	—	978
Reinsurance deposits received	—	—	1,132	(1,132)	—
Reinsurance payments made from deposits	—	—	(1,092)	1,092	—
Dividends paid	—	(11,000)	(734)	11,734	—

Net cash used in financing activities	(3,865)	(11,000)	(1,805)	11,694	(4,976)

Net (decrease) increase in cash and cash equivalents	(11,767)	(813)	354	—	(12,226)
Cash and cash equivalents, beginning of period	21,640	2,173	1,818	—	25,631

Cash and cash equivalents, end of period	$9,873	$1,360	$2,172	$—	$13,405

Supplemental disclosures:
Interest paid	$17,417	$—	$4,536	$—	$21,953
Income taxes (refunded) paid	(1,705)	1,576	199	—	70
Income tax benefit of stock options exercised	818	—	—	—	818
Capital lease obligations incurred	3,445	—	—	—	3,445

Supplemental Condensed Consolidating Balance Sheet
As of December 28, 2003
(in thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$21,640	$2,173	$1,818	$—	$25,631
Restricted cash	—	—	1,671	—	1,671
Accounts receivable, net	9,163	1,221	—	—	10,384
Inventories	15,669	—	—	—	15,669
Deferred income taxes	7,072	18	—	70	7,160
Prepaid expenses and other current assets	7,148	1,469	7,778	(14,856)	1,539

Total current assets	60,692	4,881	11,267	(14,786)	62,054
Deferred income taxes	1,761	205	—	(205)	1,761
Property and equipment, net	112,321	—	47,350	—	159,671
Intangibles and deferred costs, net	15,396	—	2,494	—	17,890
Investments in subsidiaries	5,187	—	—	(5,187)	—
Other assets	4,997	8,582	915	(8,582)	5,912

Total assets	$200,354	$13,668	$62,026	$(28,760)	$247,288

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current maturities of long-term obligations	$8,687	$—	$1,127	$(7,776)	$2,038
Accounts payable	22,475	—	—	—	22,475
Accrued expenses	39,327	3,893	6,146	(6,910)	42,456

Total current liabilities	70,489	3,893	7,273	(14,686)	66,969
Deferred income taxes	135	—	—	(135)	—
Long-term obligations, less current maturities	181,750	—	51,960	—	233,710
Other long-term liabilities	51,132	743	6,638	(8,752)	49,761
Stockholders' (deficit) equity	(103,152)	9,032	(3,845)	(5,187)	(103,152)

Total liabilities and stockholders' (deficit) equity	$200,354	$13,668	$62,026	$(28,760)	$247,288

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 28, 2003
(in thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$571,260	$8,510	$—	$—	$579,770
Costs and expenses:
Cost of sales	207,071	—	—	—	207,071
Labor and benefits	166,982	—	—	—	166,982
Operating expenses and write-downs of property and equipment	115,306	—	(6,648)	—	108,658
General and administrative expenses	36,995	4,662	—	—	41,657
Pension curtailment gain	(8,113)	—	—	—	(8,113)
Depreciation and amortization	21,103	—	2,284	—	23,387
Loss on disposals of other property and equipment, net	1,892	—	152	—	2,044
Interest expense, net	19,548	—	4,609	—	24,157

Income (loss) before provision for income taxes and equity in net income of consolidated subsidiaries	10,476	3,848	(397)	—	13,927
Provision for income taxes	(2,652)	(1,578)	(194)	—	(4,424)

Income (loss) before equity in net income of consolidated subsidiaries	7,824	2,270	(591)	—	9,503
Equity in net income of consolidated subsidiaries	1,679	—	—	(1,679)	—

Net income (loss)	$9,503	$2,270	$(591)	$(1,679)	$9,503

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 28, 2003
(in thousands)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$24,718	$229	$246	$653	$25,846

Cash flows from investing activities:
Purchases of property and equipment	(29,791)	—	—	—	(29,791)
Proceeds from sales of property and equipment	79	—	—	—	79
Return of investment in subsidiary	714	—	—	(714)	—

Net cash used in investing activities	(28,998)	—	—	(714)	(29,712)

Cash flows from financing activities:
Repayments of obligations	(4,154)	—	(1,047)	—	(5,201)
Stock options exercised	357	—	—	—	357
Reinsurance deposits received	—	—	2,206	(2,206)	—
Reinsurance payments made from deposits	—	—	(1,553)	1,553	—
Dividends paid	—	—	(714)	714	—

Net cash used in financing activities	(3,797)	—	(1,108)	61	(4,844)

Net (decrease) increase in cash and cash equivalents	(8,077)	229	(862)	—	(8,710)
Cash and cash equivalents, beginning of period	29,717	1,944	2,680	—	34,341

Cash and cash equivalents, end of period	$21,640	$2,173	$1,818	$—	$25,631

Supplemental disclosures:
Interest paid	$19,361	$—	$4,620	$—	$23,981
Income taxes (refunded) paid	(431)	1,264	413	—	1,246
Income tax benefit of stock options exercised	165	—	—	—	165
Capital lease obligations incurred	1,682	—	—	—	1,682
Lease incentive equipment received	243	—	—	—	243

ANNUAL REPORT ON FORM 10-K
ITEM 15(c)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED JANUARY 2, 2005, DECEMBER 28, 2003 and DECEMBER 29, 2002
(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
2004
Reserve for restructuring costs	$441	$2,627	$—	$1,990	$1,078

Allowance for doubtful accounts—accounts receivable	$696	$88	$(245)	$—	$539

Allowance for doubtful accounts—notes receivable	$313	$—	$—	$50	$263

2003
Reserve for restructuring costs	$937	$—	$—	$496	$441

Allowance for doubtful accounts—accounts receivable	$767	$233	$(304)	$—	$696

Allowance for doubtful accounts—notes receivable	$313	$—	$—	$—	$313

2002
Reserve for restructuring costs	$3,056	$(400)	$—	$1,719	$937

Allowance for doubtful accounts—accounts receivable	$588	$359	$68	$248	$767

Allowance for doubtful accounts—notes receivable	$914	$—	$(68)	$533	$313

EXHIBIT INDEX

3.1	Restated Articles of Organization of Friendly Ice Cream Corporation (the "Company") (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3(II) to the Company's current report on Form 8-K filed September 2, 2003, File No. 001-13579).
4.1
Revolving Credit Agreement among the Company, Fleet National Bank and certain other banks and financial institutions ("Credit Agreement") dated as of December 17, 2001 (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 001-13579).
4.2
Consent, Limited Waiver and Amendment No. 1 to Revolving Credit Agreement dated as of February 15, 2002 (Incorporated by reference to Exhibit 4.1(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 001-13579).
4.3
Limited Waiver and Amendment No. 2 to Revolving Credit Agreement dated as of December 27, 2002 (Incorporated by reference to Exhibit 4.1(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 001-13579).
4.4	Limited Waiver to Revolving Credit Agreement dated as of July 3, 2003.
4.5	Consent and Amendment No. 3 to Revolving Credit Agreement dated as of January 16, 2004.
4.6
Amended and Restated Amendment No. 4 to Revolving Credit Agreement dated as of February 17, 2004 (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13579).
4.7	Limited Waiver to Revolving Credit Agreement dated as of October 19, 2004.
4.8	Amendment No. 5 to Revolving Credit Agreement dated as of December 17, 2004 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated December 17, 2004, File No. 001-13579).
4.9
Loan Agreement between the Company's subsidiary, Friendly's Realty I, LLC and G.E. Capital Franchise Finance Corporation effective as of December 19, 2001 (Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 001-13579).
4.10
Loan Agreement between the Company's subsidiary, Friendly's Realty II, LLC and G.E. Capital Franchise Finance Corporation effective as of December 19, 2001 (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 001-13579).
4.11
Loan Agreement between the Company's subsidiary, Friendly's Realty III, LLC and G.E. Capital Franchise Finance Corporation effective as of December 19, 2001 (Incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 001-13579).
4.12	Rights Agreement between the Company and The Bank of New York, a Rights Agent (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).

4.13
Indenture Dated as of March 8, 2004, among Friendly Ice Cream Corporation, Friendly's Restaurants Franchise, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13579).
10.1	The Company's 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).*
10.2
The Company's 1997 Stock Option Plan (as amended effective March 27, 2000) (Incorporated by reference to Exhibit 10.1(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 001-13579).*
10.3
The Company's 1997 Stock Option Plan (as amended effective October 24, 2001) (Incorporated by reference to Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 001-13579).*
10.4	The Company's 1997 Restricted Stock Plan (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).*
10.5
The Company's 2003 Incentive Plan (as amended July 23, 2003) (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2003, File No. 001-13579).*
10.6
Purchase Agreement between Realty Income Corporation as buyer and the Company as seller dated December 13, 2001 (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 001-13579).
10.7
Sublease between SSP Company, Inc. and the Company, as amended, for the Chicopee, Massachusetts Distribution Center (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).
10.8	TRC Management Contract between the Company and The Restaurant Company (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, Reg. No. 333-34633).
10.9
Termination of Aircraft Reimbursement Agreement between the Company and TRC Realty Co. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2003, File No. 001-13579).
10.10
Agreement between the Company and Aaron B. Parker effective as of September 26, 2003 (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 001-13579).*
10.11
Memorandum of Agreement Between Michael A. Maglioli and Friendly Ice Cream Corporation effective March 25, 2004 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13579).*
10.12	Form of Change of Control Agreement between the Company and the employees listed on the schedule attached thereto.*
10.13	The Company's Form of Stock Option Agreement for Executive Officers and Directors.*
10.14	The Company's Annual Incentive Plan for Corporate Employees.*
10.15	2004 Annual Incentive Plan for Corporate and Company Restaurants Group.*

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 001-13579).
23.1	Consent of Ernst & Young LLP.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Paul V. Hoagland.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter and Paul V. Hoagland.

*
—Management Contract or Compensatory Plan or Arrangement

QuickLinks

Forward Looking Statements
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET PRICE OF COMMON STOCK
  Item 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Balance Sheet As of January 2, 2005 (in thousands)
Supplemental Condensed Consolidating Statement of Operations For the Year Ended January 2, 2005 (in thousands)
Supplemental Condensed Consolidating Statement of Cash Flows For the Year Ended January 2, 2005 (in thousands)
Supplemental Condensed Consolidating Balance Sheet As of December 28, 2003 (in thousands)
Supplemental Condensed Consolidating Statement of Operations For the Year Ended December 28, 2003 (in thousands)
Supplemental Condensed Consolidating Statement of Cash Flows For the Year Ended December 28, 2003 (in thousands)
ANNUAL REPORT ON FORM 10-K ITEM 15(c)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES FOR THE YEARS ENDED JANUARY 2, 2005, DECEMBER 28, 2003 and DECEMBER 29, 2002 (In thousands)