Form 10-K/A
period 2005-01-02
FRIENDLY ICE CREAM CORP
filed 2005-03-08
CIK 39135

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Introductory Note:

        This Amendment No. 1 to Form 10-K for the year ended January 2, 2005 ("Form 10-K/A") has been filed by Friendly Ice Cream Corporation (the "Company") to include the following sentence which was unintentionally omitted in the fourth paragraph of the Report of Independent Registered Public Accounting Firm: "As discussed in Note 4 to the accompanying financial statements, the Company has restated its financial statements for the years ended December 28, 2003 and December 29, 2002." This Form 10-K/A does not amend, modify or update any other information.

2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDLY ICE CREAM CORPORATION
By:	/s/ PAUL V. HOAGLAND Name: Paul V. Hoagland Title: Executive Vice President of Administration and Chief Financial Officer
Date: March 8, 2005

3

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friendly Ice Cream Corporation and subsidiaries at January 2, 2005 and December 28, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 4 to the accompanying financial statements, the Company has restated its financial statements for the years ended December 28, 2003 and December 29, 2002.

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
4.4
Limited Waiver to Revolving Credit Agreement dated as of July 3, 2003 (Incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2005, File No. 001-13579).
4.5
Consent and Amendment No. 3 to Revolving Credit Agreement dated as of January 16, 2004 (Incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2005, File No. 001-13579).
4.6
Amended and Restated Amendment No. 4 to Revolving Credit Agreement dated as of February 17, 2004 (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13579).
4.7
Limited Waiver to Revolving Credit Agreement dated as of October 19, 2004 (Incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2005, File No. 001-13579).
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
10.10
Agreement between the Company and Aaron B. Parker effective as of September 26, 2003 (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 001-13579).*
10.11
Memorandum of Agreement Between Michael A. Maglioli and Friendly Ice Cream Corporation effective March 25, 2004 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13579).*
10.12
Form of Change of Control Agreement between the Company and the employees listed on the schedule attached thereto (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2005, File No. 001-13579).*

10.13
The Company's Form of Stock Option Agreement for Executive Officers and Directors (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2005, File No. 001-13579).*
10.14
The Company's Annual Incentive Plan for Corporate Employees (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2005, File No. 001-13579).*
10.15
2004 Annual Incentive Plan for Corporate and Company Restaurants Group (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2005, File No. 001-13579).*
21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 001-13579).
23.1	Consent of Ernst & Young LLP (Incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2005, File No. 001-13579).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Paul V. Hoagland.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter and Paul V. Hoagland.

*
—Management Contract or Compensatory Plan or Arrangement

QuickLinks

Introductory Note
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