Form 10-Q
period 2005-04-03
FRIENDLY ICE CREAM CORP
filed 2005-05-02
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 15, 2005
Common Stock, $.01 par value	7,742,989 shares

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	April 3,	January 2,
	2005	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,150	$13,405
Restricted cash	1,470	1,711
Accounts receivable, net	12,406	10,448
Inventories	15,866	17,545
Deferred income taxes	6,853	6,853
Prepaid expenses and other current assets	4,622	4,382
TOTAL CURRENT ASSETS	52,367	54,344
DEFERRED INCOME TAXES	11,622	10,619
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	152,499	156,412
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization	20,055	20,510
OTHER ASSETS	7,030	6,999
TOTAL ASSETS	$243,573	$248,884

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,160	$5,224
Current maturities of capital lease and finance obligations	1,539	1,533
Accounts payable	21,314	21,536
Accrued salaries and benefits	9,796	8,740
Accrued interest payable	4,709	1,427
Insurance reserves	10,899	9,927
Restructuring reserves	668	1,078
Other accrued expenses	16,586	18,582
TOTAL CURRENT LIABILITIES	66,671	68,047
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	6,997	7,380
LONG-TERM DEBT, less current maturities	225,410	225,752
ACCRUED PENSION COST	17,476	17,532
OTHER LONG-TERM LIABILITIES	34,906	35,199
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Common stock	77	77
Additional paid-in capital	143,251	143,115
Accumulated other comprehensive loss	(20,681)	(20,670)
Accumulated deficit	(230,534)	(227,548)
TOTAL STOCKHOLDERS’ DEFICIT	(107,887)	(105,026)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$243,573	$248,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	April 3,	March 28,
	2005	2004
		(Restated)
REVENUES:
Restaurant	$96,092	$104,353
Foodservice	25,306	23,343
Franchise	3,250	3,058
TOTAL REVENUES	124,648	130,754

COSTS AND EXPENSES:
Cost of sales	47,755	45,588
Labor and benefits	36,533	39,934
Operating expenses	24,521	25,131
General and administrative expenses	9,449	10,697
Restructuring expenses	—	2,627
Gain on litigation settlement	—	(3,644)
Depreciation and amortization	6,324	5,717
Gain on franchise sales of restaurant operations and properties	(1,309)	(906)
Loss on disposals of other property and equipment, net	70	171

OPERATING INCOME	1,305	5,439

OTHER EXPENSES:
Interest expense, net	5,298	6,064
Other (income) expense, principally debt retirement costs	(12)	6,892

LOSS BEFORE BENEFIT FROM INCOME TAXES	(3,981)	(7,517)

Benefit from income taxes	995	2,275

NET LOSS	$(2,986)	$(5,242)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.39)	$(0.70)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES	7,717	7,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	April 3,	March 28,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,986)	$(5,242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation expense	—	333
Depreciation and amortization	6,324	5,717
Write-offs of deferred financing costs	—	1,788
Deferred income tax benefit	(995)	(2,275)
Gain on disposals of other property and equipment, net	(1,243)	(735)
Changes in operating assets and liabilities:
Accounts receivable	(1,958)	(5,797)
Inventories	1,679	(1,146)
Other assets	92	(2,946)
Accounts payable	(222)	(570)
Accrued expenses and other long-term liabilities	2,555	973
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,246	(9,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,408)	(2,255)
Proceeds from sales of property and equipment	1,706	2,897
Purchases of marketable securities	(183)	—
Proceeds from sales of marketable securities	42	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(843)	642

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of New Senior Notes	—	175,000
Proceeds from revolving credit facility	15,250	—
Repayments of debt	(19,656)	(128,112)
Payments related to deferred financing costs	(11)	(6,625)
Repayments of capital lease and finance obligations	(377)	(230)
Stock options exercised	136	244
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,658)	40,277

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,255)	31,019

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,405	25,631

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,150	$56,650

SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) during the period for:
Interest	$1,755	$4,927
Income taxes	(5)	7
Capital lease obligations incurred	—	2,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information —

The accompanying condensed consolidated financial statements as of April 3, 2005 and for the three months ended April 3, 2005 and March 28, 2004 are unaudited, but have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive loss of Friendly Ice Cream Corporation (“FICC”) and subsidiaries (unless the context indicates otherwise, collectively, the “Company”) have been included. Such adjustments consist solely of normal recurring accruals. Operating results for the three month periods ended April 3, 2005 and March 28, 2004 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company’s business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company’s consolidated financial statements, including the notes thereto, which are contained in the 2004 Annual Report on Form 10-K/A for the fiscal year ended January 2, 2005 (“2004 Annual Report on Form 10-K/A”) should be read in conjunction with these condensed consolidated financial statements. Capitalized terms not otherwise defined herein should be referenced to the 2004 Annual Report on Form 10-K/A.

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

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following at April 3, 2005 and January 2, 2005 (in thousands):

	April 3,	January 2,
	2005	2005

Raw materials	$1,948	$2,685
Goods in process	156	157
Finished goods	13,762	14,703
Total	$15,866	$17,545

Other Accrued Expenses-

Other accrued expenses consisted of the following at April 3, 2005 and January 2, 2005 (in thousands):

	April 3,	January 2,
	2005	2005

Accrued rent	$4,355	$4,781
Gift cards outstanding	2,910	4,068
Accrued meals and other taxes	2,493	2,766
Accrued advertising	2,039	1,824
Unearned revenues	1,020	1,056
Accrued construction costs	915	1,236
Accrued bonus	511	751
All other	2,343	2,100
Total	$16,586	$18,582

Lease Guarantees and Contingencies —

Primarily as a result of the Company’s re-franchising efforts, the Company remains liable for certain lease assignments and guarantees. These leases have varying terms, the latest of which expires in 2020. As of April 3, 2005, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was $7,106,000. The present value of these potential payments discounted at the Company’s pre-tax cost of debt at April 3, 2005 was $5,500,000. The Company generally has cross-default provisions with franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. The Company believes these cross-default provisions significantly reduce the risk that the Company will be required to make payments under these leases and, historically, the Company has not been required to make such payments. Additionally, as of April 3, 2005, the Company has no reason to believe that the franchisees will be unable to fulfill their obligations. Accordingly, no liability has been recorded for exposure under such leases at April 3, 2005 and January 2, 2005.

Net Loss Per Share —

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. There were no common stock equivalents included in diluted net loss per share for the three months ended April 3, 2005 and March 28, 2004.  The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 376,000 and 328,000 for the three months ended April 3, 2005 and March 28, 2004, respectively.

During the quarter ended April 3, 2005, the Company granted employee stock options to purchase approximately 114,000 shares of common stock at an exercise price equal to the closing market price on the date of grant. During the quarter ended April 3, 2005, 29,710 employee stock options were exercised. The weighted-average exercise prices of the options granted and options exercised were $8.86 and $4.59, respectively.

Stock-Based Compensation —

The Company accounts for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Stock-based compensation cost of approximately $222,000 related to modified option awards was included in net loss for the three months ended March 28, 2004 for the Company’s Stock Option Plan and the Company’s 2003 Incentive Plan. No stock-based compensation cost was included in net loss for the three months ended April 3, 2005 for the Company’s Stock Option Plan or the Company’s 2003 Incentive Plan, as all options granted during this period had an exercise price equal to the market value of the stock on the date of grant.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123. SFAS No. 148 allowed for three methods of transition for those companies that adopt SFAS No. 123’s provisions for fair value recognition. SFAS No. 148’s transition guidance and provisions for annual disclosures were effective for fiscal years ending after December 15, 2002. In accordance with SFAS No. 148, the Company continued to disclose the required pro-forma information in the notes to the condensed consolidated financial statements.

In accordance with SFAS No. 148, the following table presents the effect on net loss and net loss per share had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123 (in thousands, except per share data):

	For the Three Months Ended
	April 3,	March 28,
	2005	2004

Net loss as reported	$(2,986)	$(5,242)

Add stock-based compensation expense included in reported net loss, net of related income tax benefit	—	131
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(14)	(105)
Pro forma net loss	$(3,000)	$(5,216)

Basic and diluted net loss per share:
Basic and diluted net loss per share, as reported	$(0.39)	$(0.70)
Basic and diluted net loss per share, pro forma	$(0.39)	$(0.69)

Recently Issued Accounting Pronouncements —

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the first annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. SFAS 123R allows companies to choose between the modified-prospective and modified-retrospective transition alternatives in adopting SFAS 123R. Under the modified-prospective transition method, compensation cost will be recognized in financial statements issued subsequent to the date of adoption for all shared-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Under the modified-retrospective transition method, compensation cost will be recognized in a manner consistent with the modified-prospective transition method, however, prior period financial statements will also be restated by recognizing compensation cost as previously reported in the pro forma disclosures under SFAS 123. The restatement provisions can be applied to either a) all periods presented or b) to the beginning of the fiscal year in which SFAS 123R is adopted. The Company expects to adopt SFAS No. 123R on January 2, 2006 using the modified-prospective method. As the Company previously adopted only the pro forma disclosure provisions of SFAS 123, the Company will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the overall financial position. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net loss and loss per share pursuant to SFAS No. 123.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years for such excess tax deductions were $0.8 million and $0.2 million in 2004 and 2003, respectively.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4”. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

2. RESTATEMENT OF FINANCIAL STATEMENTS

Following a review of the Company’s lease accounting and leasehold depreciation practices in 2004, the Company restated its previously reported financial statements in its 2004 Annual Report on Form 10-K/A.  The Company has corrected its computation of straight-line rent expense and the related deferred rent liability as well as depreciation expense. Historically, when accounting for lease renewal options, rent expense was recorded on a straight-line basis over the non-cancelable lease term. The depreciable lives of certain leasehold improvements and other long-lived assets on those properties were not aligned with the non-cancelable lease term.

The Company believed that its accounting treatment was permitted under GAAP and that such treatment was consistent with the practices of other public companies. Following a review of its lease accounting treatment and relevant accounting literature, the Company determined that it should: i) conform the depreciable lives for buildings on leased land and other leasehold improvements to the shorter of the economic life of the asset or the lease term used for determining the capital versus operating lease classification and calculating straight-line rent and ii) include option periods in the depreciable lives assigned to leased buildings and leasehold improvements and in the calculation of straight-line rent expense only in instances in the which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty. The Company has restated its financial statements in its 2004 Annual Report on Form 10-K/A to accelerate depreciation for certain leasehold improvements and to record additional rent expense (the “Restatement”).

The following is a summary of the impact of the Restatement on the Company’s condensed consolidated statement of operations for the three months ended March 28, 2004 (in thousands):

	For the Three Months Ended March 28, 2004
	As Previously
	Reported	Adjustments	Restated

Operating expenses	$25,052	$79	$25,131
Depreciation and amortization	5,606	111	5,717
Operating income	5,629	(190)	5,439
Loss before benefit from income taxes	(7,327)	(190)	(7,517)
Benefit from income taxes	2,198	77	2,275
Net loss	(5,129)	(113)	(5,242)

Basic and diluted net loss per share	(0.68)	(0.02)	(0.70)

3. EMPLOYEE BENEFIT PLANS

The components of net periodic pension benefit for the three months ended April 3, 2005 and March 28, 2004 were (in thousands):

	April 3,	March 28,
	2005	2004

Interest cost	$1,627	$1,627
Expected return on assets	(2,097)	(2,331)
Net amortization:
Unrecognized net actuarial loss	414	154

Net periodic pension benefit	$(56)	$(550)

The components of the net postretirement medical and life insurance benefit cost for the three months ended April 3, 2005 and March 28, 2004 were (in thousands):

	April 3,	March 28,
	2005	2004

Service cost	$40	$28
Interest cost	115	116
Recognized actuarial loss	21	23
Net amortization of unrecognized prior service benefit	(36)	(36)

Net postretirement benefit cost	$140	$131

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which introduced a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. On May 19, 2004, the FASB issued Financial Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) to discuss certain accounting and disclosure issues raised by the Act. FSP 106-2 addresses accounting for the federal subsidy for the sponsors of single employer postretirement health care plans and disclosure requirements for plans for which the employer has not yet been able to determine actuarial equivalency. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004 (the quarter ended September 26, 2004 for the Company).

Based on regulations issued by the Centers for Medicare & Medicaid Services, the Company has concluded that, for certain participants, the benefits provided are at least actuarially equivalent to benefits available through Medicare Part D.  The Company has determined that the effects of the Act are not significant. Therefore, the reported net benefit cost and the accumulated benefit obligation of the Company’s postretirement medical and life insurance plan in the accompanying condensed consolidated financial statements and notes thereto does not reflect the effects of the Act. The Company will recognize the effect on the next measurement date, which will be included in the consolidated financial statements for the year ended January 1, 2006.

4. SEGMENT REPORTING

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is the Chief Executive Officer and President of the Company. The Company’s operating segments include restaurant, foodservice and franchise. The revenues from these segments include both sales to unaffiliated customers and inter-segment sales, which generally are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other inter-segment transactions have been eliminated in the accompanying condensed consolidated financial statements.

The Company’s restaurants target families with kids and adults who desire a reasonably-priced meal in a full-service setting. The Company’s menu offers a broad selection of freshly-prepared foods which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items. Foodservice operations manufactures premium ice cream dessert products and distributes such manufactured products and purchased finished goods to the Company’s restaurants and franchised operations. Additionally, it sells premium ice cream dessert products to distributors and retail and institutional locations. The Company’s franchise segment includes a royalty based on franchise restaurant revenue. In addition, the Company receives rental income from various franchised restaurants. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment. These costs include expenses of legal, accounting, information systems and other headquarter functions.

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

EBITDA represents net loss before (i) benefit from income taxes, (ii) other (income) expense, principally debt retirement costs, (iii) interest expense, net, (iv) depreciation and amortization, (v) write-downs of property and equipment, (vi) net periodic pension benefit and (vii) other non-cash items. The Company has included information concerning EBITDA in this Form 10-Q because the Company’s management incentive plan pays bonuses based on achieving EBITDA targets and the Company believes that such information is used by certain investors as one measure of a company’s historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company’s operating performance.

	For the Three Months Ended
	April 3,	March 28,
	2005	2004
	(in thousands)
Revenues:
Restaurant	$96,092	$104,353
Foodservice	54,163	53,362
Franchise	3,250	3,058
Total	$153,505	$160,773

Intersegment revenues:
Restaurant	$—	$—
Foodservice	(28,857)	(30,019)
Franchise	—	—
Total	$(28,857)	$(30,019)

External revenues:
Restaurant	$96,092	$104,353
Foodservice	25,306	23,343
Franchise	3,250	3,058
Total	$124,648	$130,754

	For the Three Months Ended
	April 3,	March 28,
	2005	2004
		(Restated)
	(in thousands)

EBITDA:
Restaurant	$6,769	$9,254
Foodservice	2,148	3,532
Franchise	2,266	2,091
Corporate	(4,787)	(5,412)
Gain on property and equipment, net	1,233	674
Restructuring expenses	—	(2,627)
Gain on litigation settlement	—	3,644
Less pension benefit included in reporting segments	(56)	(550)
Total	$7,573	$10,606

Interest expense, net-Corporate	$5,298	$6,064

Other (income) expense, principally debt retirement costs	$(12)	$6,892

Depreciation and amortization:
Restaurant	$4,643	$3,966
Foodservice	823	852
Franchise	40	47
Corporate	818	852
Total	$6,324	$5,717

Net periodic pension benefit	$(56)	$(550)

Income (loss) before benefit from income taxes:
Restaurant	$2,126	$5,288
Foodservice	1,325	2,680
Franchise	2,226	2,044
Corporate	(10,891)	(19,220)
Gain on property and equipment, net	1,233	674
Restructuring expenses	—	(2,627)
Gain on litigation settlement	—	3,644
Total	$(3,981)	$(7,517)

	For the Three	For the Year
	Months Ended	Ended
	April 3,	January 2,
	2005	2005
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$1,977	$20,309
Foodservice	244	1,700
Corporate	187	1,170
Total	$2,408	$23,179

	April 3,	January 2,
	2005	2005
	(in thousands)
Total assets:
Restaurant	$141,504	$142,366
Foodservice	40,646	40,567
Franchise	6,845	7,726
Corporate	54,578	58,225
Total	$243,573	$248,884

5. RESTRUCTURING RESERVES

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

The following represents the reserve and activity associated with the March 2004, October 2001 and March 2000 restructurings (in thousands):

	For the Three Months Ended April 3, 2005
	Restructuring			Restructuring
	Reserves as of			Reserves as of
	January 2, 2005	Expense	Costs Paid	April 3, 2005

Rent	$92	$—	$(32)	$60
Severence pay	952	—	(344)	608
Other	34	—	(34)	—
Total	$1,078	$—	$(410)	$668

	For the Three Months Ended March 28, 2004
	Restructuring			Restructuring
	Reserves as of			Reserves as of
	December 28, 2003	Expense	Costs Paid	March 28, 2004

Rent	$319	$—	$(65)	$254
Utilities and real estate taxes	40	—	(14)	26
Severence pay	—	2,549	(295)	2,254
Outplacement services	—	78	(13)	65
Other	82	—	(15)	67
Total	$441	$2,627	$(402)	$2,666

Based on information currently available, management believes that the restructuring reserves as of April 3, 2005 were adequate and not excessive.

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligations related to its $175 million 8.375% senior notes (the “New Senior Notes”) issued in March 2004 are guaranteed fully and unconditionally by one of FICC’s wholly owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Restaurant Insurance Corporation, Friendly’s Realty I, LLC, Friendly’s Realty II, LLC and Friendly’s Realty III, LLC (collectively, the “Non-guarantor Subsidiaries”). All of the LLCs’ assets were owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs’ assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of April 3, 2005 and January 2, 2005 and for the three months ended April 3, 2005 and March 28, 2004 were not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of April 3, 2005

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$8,578	$826	$1,746	$—	$11,150
Restricted cash	—	—	1,470	—	1,470
Accounts receivable, net	10,531	1,875	—	—	12,406
Inventories	15,866	—	—	—	15,866
Deferred income taxes	6,705	18	—	130	6,853
Prepaid expenses and other current assets	9,276	592	7,782	(13,028)	4,622
Total current assets	50,956	3,311	10,998	(12,898)	52,367
Deferred income taxes	11,386	366	—	(130)	11,622
Property and equipment, net	107,480	—	45,019	—	152,499
Intangibles and deferred costs, net	17,831	—	2,224	—	20,055
Investments in subsidiaries	(2,492)	—	—	2,492	—
Other assets	6,115	2,046	915	(2,046)	7,030

Total assets	$191,276	$5,723	$59,156	$(12,582)	$243,573

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$9,315	$—	$1,160	$(7,776)	$2,699
Accounts payable	21,314	—	—	—	21,314
Accrued expenses	40,039	2,349	5,223	(4,953)	42,658
Total current liabilities	70,668	2,349	6,383	(12,729)	66,671
Long-term obligations, less current maturities	181,997	—	50,410	—	232,407
Other long-term liabilities	46,498	945	7,284	(2,345)	52,382
Stockholders’ (deficit) equity	(107,887)	2,429	(4,921)	2,492	(107,887)

Total liabilities and stockholders’ (deficit) equity	$191,276	$5,723	$59,156	$(12,582)	$243,573

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended April 3, 2005

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues.	$122,176	$2,472	$—	$—	$124,648

Costs and expenses:
Cost of sales	47,755	—	—	—	47,755
Labor and benefits	36,533	—	—	—	36,533
Operating expenses	26,260	—	(1,739)	—	24,521
General and administrative expenses	8,293	1,156	—	—	9,449
Depreciation and amortization	5,766	—	558	—	6,324
Gain on franchise sales of restaurant operations and properties	(1,309)	—	—	—	(1,309)
Loss on disposals of other property and equipment, net	70	—	—	—	70
Interest expense, net	4,179	—	1,119	—	5,298
Other income	(12)	—	—	—	(12)

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(5,359)	1,316	62	—	(3,981)

Benefit from (provision for) income taxes	1,586	(540)	(51)	—	995

(Loss) income before equity in net income of consolidated subsidiaries	(3,773)	776	11	—	(2,986)

Equity in net income of consolidated subsidiaries	787	—	—	(787)	—

Net (loss) income	$(2,986)	$776	$11	$(787)	$(2,986)

 Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 3, 2005

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$3,638	$(534)	$383	$(241)	$3,246

Cash flows from investing activities:
Purchases of property and equipment	(2,408)	—	—	—	(2,408)
Proceeds from sales of property and equipment	1,706	—	—	—	1,706
Purchases of marketable securities	(183)	—	—	—	(183)
Proceeds from sales of marketable securities	42				42
Return of investment in subsidiary	162	—	—	(162)	—
Net cash used in investing activities	(681)	—	—	(162)	(843)

Cash flows from financing activities:
Proceeds from revolving credit facility	15,250	—	—	—	15,250
Repayments of obligations	(19,627)	—	(406)	—	(20,033)
Payments related to deferred financing costs	(11)	—	—	—	(11)
Stock options exercised	136	—	—	—	136
Reinsurance payments made from deposits	—	—	(241)	241	—
Dividends paid	—	—	(162)	162	—
Net cash used in financing activities	(4,252)	—	(809)	403	(4,658)

Net decrease in cash and cash equivalents	(1,295)	(534)	(426)	—	(2,255)

Cash and cash equivalents, beginning of period	9,873	1,360	2,172	—	13,405

Cash and cash equivalents, end of period	$8,578	$826	$1,746	$—	$11,150

Supplemental disclosures:
Interest paid	$198	$—	$1,557	$—	$1,755
Income taxes (refunded) paid	(2,552)	2,495	52	—	(5)

Supplemental Condensed Consolidating Balance Sheet

As of January 2, 2005

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$9,873	$1,360	$2,172	$—	$13,405
Restricted cash	—	—	1,711	—	1,711
Accounts receivable, net	8,548	1,900	—	—	10,448
Inventories	17,545	—	—	—	17,545
Deferred income taxes	6,705	18	—	130	6,853
Prepaid expenses and other current assets	10,991	2,512	7,782	(16,903)	4,382
Total current assets	53,662	5,790	11,665	(16,773)	54,344
Deferred income taxes	10,383	366	—	(130)	10,619
Property and equipment, net	110,887	—	45,525	—	156,412
Intangibles and deferred costs, net	18,234	—	2,276	—	20,510
Investments in subsidiaries	(3,117)	—	—	3,117	—
Other assets	6,083	1,216	915	(1,215)	6,999

Total assets	$196,132	$7,372	$60,381	$(15,001)	$248,884

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$13,309	$—	$1,224	$(7,776)	$6,757
Accounts payable	21,536	—	—	—	21,536
Accrued expenses	38,085	4,829	5,650	(8,810)	39,754
Total current liabilities	72,930	4,829	6,874	(16,586)	68,047
Long-term obligations, less current maturities	182,380	—	50,752	—	233,132
Other long-term liabilities	45,848	891	7,524	(1,532)	52,731
Stockholders’ (deficit) equity	(105,026)	1,652	(4,769)	3,117	(105,026)

Total liabilities and stockholders’ (deficit) equity	$196,132	$7,372	$60,381	$(15,001)	$248,884

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended March 28, 2004

(Restated)

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$128,190	$2,564	$—	$—	$130,754

Costs and expenses:
Cost of sales	45,588	—	—	—	45,588
Labor and benefits	39,934	—	—	—	39,934
Operating expenses	26,867	—	(1,736)	—	25,131
General and administrative expenses	9,542	1,155	—	—	10,697
Restructuring expenses	2,627	—	—	—	2,627
Gain on litigation settlement	(3,644)	—	—	—	(3,644)
Depreciation and amortization	5,154	—	563	—	5,717
Gain on franchise sales of restaurant operations and properties	(906)	—	—	—	(906)
Loss on disposals of other property and equipment, net	168	—	3	—	171
Interest expense, net	4,933	—	1,131	—	6,064
Other expense, principally debt retirement costs	6,892	—	—	—	6,892

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(8,965)	1,409	39	—	(7,517)

Benefit from (provision for) income taxes	2,902	(578)	(49)	—	2,275

(Loss) income before equity in net income of consolidated subsidiaries	(6,063)	831	(10)	—	(5,242)

Equity in net income of consolidated subsidiaries	821	—	—	(821)	—

Net (loss) income	$(5,242)	$831	$(10)	$(821)	$(5,242)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 28, 2004

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(9,362)	$(1,102)	$945	$(381)	$(9,900)

Cash flows from investing activities:
Purchases of property and equipment	(2,255)	—	—	—	(2,255)
Proceeds from sales of property and equipment	2,897	—	—	—	2,897
Return of investment in subsidiary	183	—	—	(183)	—
Net cash provided by investing activities	825	—	—	(183)	642

Cash flows from financing activities:
Proceeds from issuance of New Senior Notes	175,000	—	—	—	175,000
Repayments of obligations	(128,063)	—	(279)	—	(128,342)
Payments related to deferred financing costs	(6,625)	—	—	—	(6,625)
Stock options exercised	244	—	—	—	244
Reinsurance payments made from deposits	—	—	(381)	381	—
Dividends paid	—	—	(183)	183	—
Net cash provided by (used in) financing activities	40,556	—	(843)	564	40,277

Net increase (decrease) in cash and cash equivalents	32,019	(1,102)	102	—	31,019

Cash and cash equivalents, beginning of period	21,640	2,173	1,818	—	25,631

Cash and cash equivalents, end of period	$53,659	$1,071	$1,920	$—	$56,650

Supplemental disclosures:
Interest paid	$3,794	$—	$1,133	$—	$4,927
Income taxes (refunded) paid	(1,502)	1,460	49	—	7
Capital lease obligations incurred	2,280	—	—	—	2,280

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

Forward Looking Statements

Statements contained herein that are not historical facts constitute “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “plans,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward looking statements.  All forward looking statements are subject to known and unknown risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated. Forward looking statements include, but are not limited to, statements relating to the sufficiency of the Company’s capital resources, changes in commodity prices, anticipated capital expenditures and the Company’s plans with respect to restaurant openings, closings, reimagings and re-franchisings.  These factors include: the Company’s highly competitive business environment; exposure to commodity prices; risks associated with the foodservice industry, such as changes in consumer tastes and adverse publicity resulting from food quality, illness, injury or other health concerns; the ability to retain and attract new employees; government regulations; the Company’s high geographic concentration in the Northeast and its attendant weather patterns; conditions needed to meet restaurant re-imaging and new opening targets; risks and uncertainties arising out of accounting adjustments; the Company’s ability to service its debt and other obligations; the Company’s ability to meet ongoing financial covenants contained in the Company’s debt instruments, loan agreements, leases and other long-term commitments; and costs associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company’s prospects in general are included in the Company’s other filings with the Securities and Exchange Commission. The Company is not obligated to update any forward looking statements, whether as a result of new information, future events or otherwise.

Overview

The Company’s revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. As of April 3, 2005, Friendly’s operated 337 full-service restaurants, franchised 194 full-service restaurants and seven non-traditional units and manufactured a full line of premium ice cream desserts distributed through more than 4,500 supermarkets and other retail locations in 13 states.

Following is a summary of the Company-operated and franchised units:

	For the Three Months Ended
	April 3,	March 28,
	2005	2004

Company Units:
Beginning of period	347	380
Refranchised closings	(7)	(17)
Closings	(3)	(1)
End of period	337	362

Franchised Units:
Beginning of period	195	163
Refranchised openings	7	17
Openings	—	2
Closings	(1)	—
End of period	201	182

Three months ended April 3, 2005 compared with three months ended March 28, 2004

Revenues:

Total Revenues - Total revenues decreased $6.2 million, or 4.7%, to $124.6 million for the first quarter ended April 3, 2005 from $130.8 million for the same quarter in 2004.

Restaurant Revenues - Restaurant revenues decreased $8.3 million, or 7.9%, to $96.1 million for the three months ended April 3, 2005 from $104.4 million for the same period in 2004. Comparable Company-operated restaurant revenues decreased 3.3% from the 2004 quarter to the 2005 quarter as declines occurred in all dayparts with the largest occurring during the breakfast and evening snack periods. Restaurant revenues were impacted by an unfavorable shift in the timing of the year-end holiday period.  New Year’s Day was included in the three months ended March 28, 2004 and is not included in the 2005 quarter.  The estimated impact on Company-operated restaurants due to the timing of the holiday represented approximately one-half of the 3.3% decline in first quarter comparable restaurant sales.  Operating days lost due to weather closings were greater in 2005 when compared to 2004 as most markets in New England recorded higher than normal snowfall.  Additionally, the closing of 13 locations and the re-franchising of 34 locations over the past 15 months resulted in declines of $1.4 million and $4.4 million, respectively, in restaurant revenues in the first quarter of 2005 as compared to the same period in 2004. These declines were partially offset by increased revenues of $1.3 million in the first quarter of 2005 as compared to the same period in 2004 due to the opening of four new restaurants over the past 15 months. There were no new restaurant openings during the first quarter of 2005; however, two mall restaurants were remodeled during the quarter.

Foodservice Revenues - Foodservice (product sales to franchisees and retail customers) revenues increased $2.0 million, or 8.4% to $25.3 million for the quarter ended April 3, 2005 from $23.3 million for the quarter ended March 28, 2004. This increase was primarily due to a $1.8 million increase in franchised restaurant product revenue resulting from the increased number of franchised restaurants in the first quarter of 2005 compared to the same period in 2004.  Sales to foodservice retail supermarket customers increased $0.2 million in the first quarter of 2005 compared to the same period in 2004. During the quarter ended March 28, 2004, the Company reduced the size of its retail supermarket ice cream container to a 56-ounce product from a 64-ounce product.  Case volume in the Company’s retail supermarket business remained relatively unchanged for the quarter ended April 3, 2005 when compared to the quarter ended March 28, 2004.

Franchise Revenues - Franchise royalty and fee revenues increased $0.2 million, or 6.3%, to $3.3 million for the three months ended April 3, 2005 compared to $3.1 million for the same period in 2004.

Royalties on franchised sales increased $0.3 million in the first quarter of 2005 as compared to the same period in 2004. Comparable franchised revenues grew 1.9% from the quarter ended March 28, 2004 to the quarter ended April 3, 2005. The opening of eight new franchise restaurants and 34 re-franchised restaurants during the last 15 months increased royalty revenues by $0.3 million while the closing of four under-performing locations during the same period had little impact.

Initial franchise fees declined by $0.4 million during the three months ended April 3, 2005 when compared to the same period in 2004 due to the refranchising of 17 Company-operated locations and the opening of two new locations during the quarter ended March 28, 2004 versus seven re-franchise openings during the quarter ended April 3, 2005.

Additionally, an increase in rental income for leased and subleased franchise locations of $0.3 million contributed to the higher revenues. There were 201 and 182 franchise units open at April 3, 2005 and March 28, 2004, respectively.

Cost of sales:

Cost of sales increased $2.2 million, or 4.8%, to $47.8 million for the first quarter ended April 3, 2005 from $45.6 million for the same period in 2004. Cost of sales as a percentage of total revenues was 38.3% and 34.9% for the quarters ended April 3, 2005 and March 28, 2004, respectively.  A shift in sales mix from Company-operated restaurant sales to foodservice sales added to the increase in cost. Foodservice sales to franchisees and retail supermarket customers (20.3% and 17.9% of total revenues for the three months ended April 3, 2005 and March 28, 2004, respectively) have a higher food cost as a percentage of revenue than sales in Company-operated restaurants to restaurant patrons. Foodservice retail sales promotional allowances, recorded as offsets to revenues, increased by 1.6% in the 2005 quarter as a percentage of gross retail sales when compared to the 2004 quarter as a result of a more competitive climate in the northeast. This increase also had an unfavorable impact on the overall cost of sales as a percentage of total revenues. These increases were partially offset by the growth in franchise revenues, which reduced cost of sales as a percentage of total revenues by 0.1% for the quarter ended April 3, 2005 when compared to the 2004 quarter.

Restaurant cost of sales as a percentage of restaurant revenues increased to 27.4% in the first quarter of 2005 from 26.4% in the first quarter of 2004. The increase in the 2005 quarter when compared to the 2004 quarter was in part due to stronger dinner sales when compared to breakfast in the current period. Breakfast products have a lower food cost than lunch and dinner products. The relatively high price of butter in December 2004 resulted in unfavorable cream costs in the first quarter of 2005, as the market price of butter is generally reflected in the Company’s cost of sales approximately 30 days later.  Additionally, in the 2005 period, market losses of $0.2 million were realized due to unfavorable positions on options for butter futures contracts while market gains of $0.8 million were realized in the 2004 period.

For the remainder of 2005, the Company expects that cream prices will be lower than the prices experienced in 2004.  Additionally, the results derived from options for butter futures contracts are more likely to be unfavorable in 2005 when compared to the gains experienced in 2004.

The table below shows the average monthly price of a pound of AA butter. The prices represented were obtained from market quotes provided by the USDA’s Agricultural Marketing Service.

Month:	2005	2004	2003	2002	2001	2000
January	1.5775	$1.4320	$1.0815	$1.3454	$1.2531	$0.9090
February	1.6145	1.7132	1.0405	1.2427	1.3852	0.9245
March	1.5527	2.1350	1.0915	1.2473	1.5708	1.0200
April		2.2204	1.0906	1.1712	1.8217	1.0691
May		2.0363	1.0919	1.0590	1.8713	1.2450
June		1.9300	1.1142	1.0427	1.9783	1.2440
July		1.7458	1.1985	1.0302	1.8971	1.1790
August		1.5408	1.1708	0.9752	2.0880	1.1933
September		1.7656	1.1731	0.9635	2.0563	1.1727
October		1.6475	1.1846	1.0315	1.4070	1.1462
November		1.9238	1.2057	1.0425	1.3481	1.6490
December		1.7083	1.2969	1.1198	1.2793	1.3700
Mathematical Avg		$1.8166	$1.1450	$1.1059	$1.6630	$1.1768

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

Labor and benefits:

Labor and benefits decreased $3.4 million, or 8.5%, to $36.5 million for the three months ended April 3, 2005 from $39.9 million for the three months ended March 28, 2004. Labor and benefits as a percentage of total revenues decreased to 29.3% in the 2005 quarter from 30.5% in the 2004 quarter. As a percentage of restaurant revenues, labor and benefits decreased to 38.0% in the 2005 quarter from 38.3% in the 2004 quarter. The decrease in labor and benefits was primarily due to the restructuring of the restaurant management team, with fewer guest service supervisors and more servers, resulting in lower average hourly rates.  Revenue increases derived from franchised locations, which do not have any associated restaurant labor and benefits, also contributed to the lower restaurant labor and benefits as a percentage of total revenues.  Partially offsetting these benefits were increases in unemployment taxes, workers compensation insurance costs and group insurance costs in the 2005 period when compared to the 2004 period.

Operating expenses:

Operating expenses decreased $0.6 million, or 2.4%, to $24.5 million for the three months ended April 3, 2005 from $25.1 million for the three months ended March 28, 2004. Operating expenses as a percentage of total revenues were 19.7% and 19.2% in the 2005 and 2004 periods, respectively. The increase as a percent of sales resulted from higher costs for snow removal, maintenance, restaurant supplies, heating and electricity in the 2005 period when compared to the 2004 period. Advertising costs as a percentage of total revenues were lower in the 2005 period when compared to the same period in 2004.

General and administrative expenses:

General and administrative expenses were $9.4 million and $10.7 million for the quarters ended April 3, 2005 and March 28, 2004, respectively. General and administrative expenses as a percentage of total revenues decreased to 7.6% in the 2005 period from 8.2% in the 2004 period. The decrease is primarily the result of the staff reduction in March 2004 and lower costs for recruitment, restaurant mystery shopping service, bonuses and legal fees. The 2004 period also included a charge for future rents associated with a vacated training facility.

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

Depreciation and amortization:

Depreciation and amortization was $6.3 million and $5.7 million for the quarters ended April 3, 2005 and March 28, 2004, respectively. Depreciation and amortization as a percentage of total revenues was 5.1% and 4.4% in the 2005 and 2004 quarters, respectively. The increase in depreciation expense is primarily the result of the opening of four new restaurants over the last 15 months and the reduction of the lives of leasehold improvement assets as a result of management decisions to close certain leased properties sooner than previously anticipated.

Gain on franchise sales of restaurant operations and properties:

Gain on franchise sales of restaurant operations and properties was $1.3 million and $0.9 million in the quarters ended April 3, 2005 and March 28, 2004, respectively. During the first quarter ended April 3, 2005, the Company recognized a gain of $1.3 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in one existing Friendly’s restaurant. During the first quarter ended March 28, 2004, the Company recognized a gain of $0.7 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in 10 existing Friendly’s restaurants.  Additionally in the first quarter of 2004, the Company sold the real property and equipment for one franchised location and assigned the lease and sold the equipment for a second franchised location to the existing franchisee, resulting in a gain of $0.2 million.

Loss on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net, was $0.1 million and $0.2 million for the quarters ended April 3, 2005 and March 28, 2004, respectively.  The table below identifies the components of the loss on disposals of other property and equipment, net as shown on the accompanying condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	April 3,	March 28,
	2005	2004

Restaurant equipment assets retired due to replacement	$(52)	$(72)
Loss due to restaurant fire	—	(14)
All other	(18)	(85)
Loss on disposals of other property and equipment, net	$(70)	$(171)

Interest expense, net:

Interest expense, net of capitalized interest and interest income was $5.3 million and $6.1 million for the quarters ended April 3, 2005 and March 28, 2004, respectively. The decrease in interest expense in the first quarter of 2005 compared to the same period in 2004 is primarily due to reduced amounts of debt and lower interest rates on such debt. Total outstanding debt, including capital lease and finance obligations, decreased from $284.7 million at March 28, 2004 to $235.1 million at April 3, 2005. The decrease in the total outstanding debt was due to the refinancing of $176.0 million of the Company’s 10½% senior notes (the “Senior Notes”). In March 2004, $127.8 million of aggregate principal amount of the Senior Notes were purchased in a cash tender offer with the proceeds from the issuance of $175.0 million of New Senior Notes with a lower interest rate. In April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount. Interest associated with capital lease obligations increased $0.1 million with the rollout of a new point of sale register system in 300 restaurants during 2004.

Other (income) expense, principally debt retirement costs:

Other (income) expense, principally debt retirement costs represents the $5.1 million premium and the write off of unamortized deferred financing costs of approximately $1.8 million in connection with the cash tender offer for the $176.0 million of Senior Notes in 2004. In March 2004, $127.8 million of aggregate principal amount of Senior Notes were purchased pursuant to the tender offer and in April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.

Benefit from income taxes:

The benefit from income taxes was $1.0 million, or 25.0%, for the three months ended April 3, 2005. At this time, the Company estimates that the effective tax rate for 2005 will be 25.0%. The Company records income taxes based on the effective rate for the year with any changes in valuation allowance reflected in the period of change. The benefit from income taxes was $2.3 million, or 30.3%, for the three months ended March 28, 2004.

The tax rate for the 2004 fiscal year was 68.8%, as the final benefit from income taxes for 2004 included a $2.2 million reversal of income tax accruals recorded in prior years. These accruals related to tax matters that, based upon additional information obtained during the fourth quarter of 2004, were no longer necessary.  The reversal was recorded in the fourth quarter of 2004.

Net loss:

Net loss was $3.0 million and $5.2 million for the first quarters ended April 3, 2005 and March 28, 2004, respectively, for the reasons discussed above.

Liquidity and Capital Resources

General:

The Company’s primary sources of liquidity and capital resources are cash generated from operations and, if needed, borrowings under its revolving credit facility. Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent FICC’s and its subsidiaries’ debt instruments permit) are sources of cash. The amount of debt financing that FICC will be able to incur is limited by the terms of its New Credit Facility and New Senior Notes indenture. Below was the financing status of the Company’s operating restaurants at April 3, 2005:

Owned and mortgaged	64
Sold and leased back	61
Owned land and building	26
Leased land, owned building	76
Leased land and building	110
Total Company-operated restaurants	337

The restaurants above not identified as owned and mortgaged or sold and leased back secure the Company’s obligations under the New Credit Facility. In addition to the 64 properties identified as owned and mortgaged, the Company owns an additional 11 properties in this category, 10 of which are now operated by franchisees and one that was closed in March 2005. Of the 26 restaurant properties identified as owned land and building, six were available to be sold, if necessary, and of the 76 restaurant properties identified as leased land, owned building, two were available to be mortgaged, if necessary.

Operating Cash Flows:

Net cash provided by operating activities was $3.2 million for the three months ended April 3, 2005 compared to net cash used in operating activities of $9.9 million for the three months ended March 28, 2004. The increase of $13.1 in cash provided by operating activities was largely due to changes in operating assets and liabilities. During the first three months of 2005, inventory levels were reduced by $1.7 million while inventories increased by $1.1 million during the first three months of 2004 as the Company anticipated rising cream prices in the second quarter of 2004. Accounts receivable at March 28, 2004 included a settlement for $3.8 million reached in January 2004 in a lawsuit filed by the Company against a former administrator of one of the Company’s benefit plans.  The settlement was based on the administrator’s alleged failure to adhere to the terms of a contract and resulted in a one-time payment on April 2, 2004. The timing of rent payments, fees for retail supermarket shelf space and interest payments in the first quarter of 2005 versus the first quarter of 2004 provided an improvement of $1.4 million, $1.1 million and $2.2 million, respectively.

The Company had a working capital deficit of $14.3 million and $13.7 million as of April 3, 2005 and January 2, 2005, respectively. The working capital needs of companies engaged in the restaurant industry are generally low and as a result, restaurants are frequently able to operate with a working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

Investing Cash Flows:

Net cash used in investing activities was $0.8 million for the first quarter ended April 3, 2005 as compared to net cash provided by investing activities of $0.6 million for the first quarter ended March 28, 2004.

During the three months ended April 3, 2005 and March 28, 2004, the Company spent $2.4 million and $2.3 million, respectively, on capital expenditures, of which $1.6 million and $1.0 million was for the maintenance of existing restaurants. Capital expenditures were offset by proceeds from the sales of property and equipment of $1.7 million and $2.9 million for the quarters ended April 3, 2005 and March 28, 2004, respectively. The proceeds were primarily the result of re-franchising transactions.

During the first quarter of 2005, the Company completed one re-franchising transaction in which an existing franchisee purchased one existing Company restaurant and agreed to develop a total of three new restaurants in future years.  Gross proceeds from this transaction were $1.8 million, of which $30,000 was for franchise fees and $1.7 million was for the sale of certain assets and leasehold rights.  In addition, the Company completed three transactions in which three former employees received franchises to operate six existing restaurants with options to purchase the restaurants within two years.  If the options are exercised, one franchisee will also agree to develop two new restaurants in future years.  Proceeds from option transactions will be recognized upon purchase.

During the first quarter of 2004, the Company completed one re-franchising transaction in which a franchisee purchased a total of 10 existing restaurants and agreed to develop a total of 10 new restaurants in future years.  Gross proceeds from the sale were $3.2 million of which $0.3 million was for franchise fees for the initial 10 restaurants. In addition, the Company sold the real property and equipment for one franchised location and assigned the lease and sold the equipment for a second franchised location to the existing franchisee. Gross proceeds from the sale were $0.5 million, of which $0.1 million was for franchise fees and $0.4 million was for the sale of assets and lease assignment.

Financing Cash Flows:

Net cash used in financing activities was $4.7 million for the first quarter ended April 3, 2005 as compared to net cash provided by financing activities of $40.3 million for the first quarter ended March 28, 2004.

In February 2004, the Company announced a cash tender offer and consent solicitation for $176 million of its 10.50% senior notes (the “Senior Notes”) to be financed with the proceeds from a $175 million private offering of new 8.375% senior notes (the “New Senior Notes”), available cash and an amended revolving credit facility. In March 2004, $127.4 million of aggregate principal amount of Senior Notes were purchased at the tender offer and consent solicitation price of 104% of the principal amount and $0.4 million of aggregate principal amount of Senior Notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.  In connection with the tender offer, the Company wrote off unamortized deferred financing costs and incurred other direct expenses of $6.9 million that were included in the accompanying condensed consolidated statement of operations for the first quarter ended March 28, 2004.  In April 2004, the Company wrote off unamortized deferred financing costs and incurred other direct expenses of $2.3 million that were included in the results for the second fiscal quarter ended June 27, 2004.

The Company has a $35.0 million revolving credit facility (the “New Credit Facility”).  The $35.0 million revolving credit commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of April 3, 2005 and January 2, 2005, total letters of credit outstanding were $15.6 million and $15.2 million, respectively. During 2005 and 2004, there were no drawings against the letters of credit.  The revolving credit loans bear interest at the Company’s option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the “Base Rate”) (8.25% at April 3, 2005) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (7.32% at April 3, 2005). As of April 3, 2005 there were no revolving credit loans outstanding. As of January 2, 2005 $4.0 million of revolving credit loans were outstanding. As of April 3, 2005 and January 2, 2005, $19.4 million and $15.8 million, respectively, was available for borrowing.

The New Credit Facility has an annual “clean-up” provision, which obligates the Company to repay in full any and all outstanding revolving credit loans on or before September 30, 2005 and maintain a zero balance on such revolving credit for at least 30 consecutive days, to include September 30, 2005 immediately following the date of such repayment.  Commencing in 2006, the annual “clean-up” provision will change and will require the Company to repay in full any and all outstanding revolving credit loans on or before June 15 (or if June 15 is not a business day, as defined, then the next business day) of each year and maintain a zero balance on such revolving credit for at least 15 consecutive days, to include June 15, immediately following the date of such repayment.

The New Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases and sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires the Company to comply with certain financial covenants. On July 23, 2004 and October 19, 2004, the Company obtained limited waivers regarding certain financial covenants of its New Credit Facility, which the Company was not in full compliance with as of June 27, 2004 and September 26, 2004.  On December 17, 2004, the Company amended the New Credit Facility to, among other things, (i) revise certain financial covenants and eliminate the minimum quarterly EBITDA requirement, (ii) amend the Company’s annual capital expenditures limit and (iii) increase the commitment fee from 0.50% to 0.75% of the unused commitment amount.  The Company was in compliance with the covenants under the New Credit Facility as of April 3, 2005. See Note 7 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K/A for the fiscal year ended January 2, 2005 for additional information regarding the Company’s long-term debt.

The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for 2005 are anticipated to be between $20.0 million and $25.0 million in the aggregate, of which between $17.0 million and $21.0 million is expected to be spent on restaurants. The Company’s actual 2005 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds generated from operating activities and borrowing availability under its revolving credit facility will be sufficient to meet the Company’s anticipated operating requirements, debt service requirements, lease obligations, capital requirements and obligations associated with the restructurings.

There have been no material changes to the Company’s contractual obligations and commitments from those disclosed in the Company’s 2004 Annual Report on Form 10-K/A.

Seasonality

Due to the seasonality of ice cream consumption, and the effect from time to time of weather on patronage of the restaurants, the Company’s revenues and operating income are typically higher in its second and third quarters.

Geographic Concentration

Approximately 98% of the Company-operated restaurants are located, and substantially all of its retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to this geographic region may adversely affect the Company more than certain of its competitors which are more geographically diverse.

Critical Accounting Estimates

The discussion and analysis of the Company’s consolidated financial condition and results of operations are based upon the Company’s interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, insurance reserves, recoverability of accounts receivable, income tax valuation allowances and pension and other post-retirement benefits expense.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The critical accounting estimates that the Company believes affect the more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements presented in this report are described in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 2, 2005. There have been no material changes to the critical accounting estimates.

Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on the Company’s financial condition and results of operations. For a discussion of how these and other factors may affect the Company’s business, see the “Forward Looking Statement” above and other factors included in the Company’s other filings with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the first annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. SFAS 123R allows companies to choose between the modified-prospective and modified-retrospective transition alternatives in adopting SFAS 123R. Under the modified-prospective transition method, compensation cost will be recognized in financial statements issued subsequent to the date of adoption for all shared-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Under the modified-retrospective transition method, compensation cost will be recognized in a manner consistent with the modified-prospective transition method, however, prior period financial statements will also be restated by recognizing compensation cost as previously reported in the pro forma disclosures under SFAS 123. The restatement provisions can be applied to either a) all periods presented or b) to the beginning of the fiscal year in which SFAS 123R is adopted. The Company expects to adopt SFAS No. 123R on January 2, 2006 using the modified-prospective method. As the Company previously adopted only the pro forma disclosure provisions of SFAS 123, the Company will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the overall financial position. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net loss and loss per share pursuant to SFAS No. 123.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years for such excess tax deductions were $0.8 million and $0.2 million in 2004 and 2003, respectively.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4”. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk exposure since the filing of the 2004 Annual Report on Form 10-K/A.

Item 4. Controls and Procedures

As of April 3, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2005.

During the first quarter of 2005, the Company implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation accounting practices.  There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.  Exhibits

(a) Exhibits

The exhibit index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friendly Ice Cream Corporation

By:	/s/ PAUL V. HOAGLAND
Name: Paul V. Hoagland
Title: Executive Vice President of Administration
and Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2005

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Paul V. Hoagland.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter and Paul V. Hoagland.

* - Management Contract or Compensatory Plan or Arrangement