Form 10-Q
period 2005-07-03
FRIENDLY ICE CREAM CORP
filed 2005-08-04
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 22, 2005

Common Stock, $.01 par value	7,775,173 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	July 3,	January 2,
	2005	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,385	$13,405
Restricted cash	1,306	1,711
Accounts receivable, net	14,681	10,448
Inventories	16,276	17,545
Deferred income taxes	6,853	6,853
Prepaid expenses and other current assets	6,078	4,382
TOTAL CURRENT ASSETS	60,579	54,344
DEFERRED INCOME TAXES	10,718	10,619
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	151,038	156,412
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization	19,589	20,510
OTHER ASSETS	7,108	6,999
TOTAL ASSETS	$249,032	$248,884

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,175	$5,224
Current maturities of capital lease and finance obligations	1,484	1,533
Accounts payable	24,000	21,536
Accrued salaries and benefits	10,666	8,740
Accrued interest payable	1,169	1,427
Insurance reserves	11,588	9,927
Restructuring reserves	410	1,078
Other accrued expenses	19,577	18,582
TOTAL CURRENT LIABILITIES	70,069	68,047
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	6,666	7,380
LONG-TERM DEBT, less current maturities	225,087	225,752
ACCRUED PENSION COST	17,675	17,532
OTHER LONG-TERM LIABILITIES	34,634	35,199
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ DEFICIT:
Common stock	78	77
Additional paid-in capital	143,512	143,115
Accumulated other comprehensive loss	(20,672)	(20,670)
Accumulated deficit	(228,017)	(227,548)
TOTAL STOCKHOLDERS’ DEFICIT	(105,099)	(105,026)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$249,032	$248,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
		(Restated)		(Restated)
REVENUES:
Restaurant	$112,799	$114,441	$208,891	$218,794
Foodservice	31,748	29,820	57,054	53,163
Franchise	3,876	3,255	7,126	6,313
TOTAL REVENUES	148,423	147,516	273,071	278,270

COSTS AND EXPENSES:
Cost of sales	55,502	55,959	103,257	101,547
Labor and benefits	39,903	42,155	76,436	82,089
Operating expenses	28,495	27,894	53,016	53,025
General and administrative expenses	10,528	9,754	19,977	20,451
Restructuring expenses	—	—	—	2,627
Gain on litigation settlement	—	—	—	(3,644)
Write-downs of property and equipment	289	91	289	91
Depreciation and amortization	5,809	5,682	12,133	11,399
Gain on franchise sales of restaurant operations and properties	(1,219)	(7)	(2,528)	(913)
Loss on disposals of other property and equipment, net	298	337	368	508

OPERATING INCOME	8,818	5,651	10,123	11,090

OTHER EXPENSES:
Interest expense, net	5,233	5,368	10,531	11,432
Other (income) expense, principally debt retirement costs	(4)	2,343	(16)	9,235

INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	3,589	(2,060)	(392)	(9,577)

(Provision for) benefit from income taxes	(1,072)	640	(77)	2,915

NET INCOME (LOSS)	$2,517	$(1,420)	$(469)	$(6,662)

BASIC NET INCOME (LOSS) PER SHARE	$0.32	$(0.19)	$(0.06)	$(0.88)

DILUTED NET INCOME (LOSS) PER SHARE	$0.32	$(0.19)	$(0.06)	$(0.88)

WEIGHTED AVERAGE SHARES:
Basic	7,753	7,611	7,735	7,569
Diluted	7,893	7,611	7,735	7,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	July 3,	June 27,
	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(469)	$(6,662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	68	380
Depreciation and amortization	12,133	11,399
Write-offs of deferred financing costs	—	2,445
Write-downs of property and equipment	289	91
Deferred income tax benefit	(99)	(2,915)
Gain on disposals of other property and equipment, net	(2,166)	(405)
Changes in operating assets and liabilities:
Accounts receivable	(4,233)	(4,016)
Inventories	1,269	(2,038)
Other assets	(1,200)	(4,103)
Accounts payable	2,464	5,013
Accrued expenses and other long-term liabilities	3,234	1,048
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,290	237

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,309)	(8,262)
Proceeds from sales of property and equipment	3,359	3,378
Purchases of marketable securities	(345)	(905)
Proceeds from sales of marketable securities	143	89
NET CASH USED IN INVESTING ACTIVITIES	(4,152)	(5,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of New Senior Notes	—	175,000
Proceeds from borrowings under revolving credit facility	16,250	11,000
Repayments of debt	(20,964)	(187,527)
Payments of deferred financing costs	(11)	(6,625)
Principal payments of capital lease and finance obligations	(763)	(554)
Stock options exercised	330	749
NET CASH USED IN FINANCING ACTIVITIES	(5,158)	(7,957)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,980	(13,420)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,405	25,631

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,385	$12,211

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$10,275	$11,975
Income taxes	50	16
Capital lease obligations incurred	—	2,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information –

The accompanying condensed consolidated financial statements as of July 3, 2005 and for the three and six months ended July 3, 2005 and June 27, 2004 are unaudited, but have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive income (loss) of Friendly Ice Cream Corporation (“FICC”) and subsidiaries (unless the context indicates otherwise, collectively, the “Company”) have been included. Such adjustments consist solely of normal recurring accruals. Operating results for the three and six month periods ended July 3, 2005 and June 27, 2004 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company’s business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company’s consolidated financial statements, including the notes thereto, which are contained in the 2004 Annual Report on Form 10-K/A for the fiscal year ended January 2, 2005 (“2004 Annual Report on Form 10-K/A”), should be read in conjunction with these condensed consolidated financial statements. Capitalized terms not otherwise defined herein should be referenced to the 2004 Annual Report on Form 10-K/A.

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

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following at July 3, 2005 and January 2, 2005 (in thousands):

	July 3,	January 2,
	2005	2005

Raw materials	$1,703	$2,685
Goods in process	142	157
Finished goods	14,431	14,703
Total	$16,276	$17,545

Other Assets –

Other assets included notes receivable of $4,490,000 and $4,524,000, which were net of allowances for doubtful accounts totaling $263,000 as of July 3, 2005 and January 2, 2005, respectively. As of July 3, 2005, notes receivable included a balloon payment of $3,903,460, due from a franchisee on April 15, 2006, for a subordinated promissory note. On June 30, 2005, the franchisee requested that the term of the note be extended for one year, with a new balloon payment of $3,796,303 due on April 15, 2007. On July 29, 2005, the Company agreed to the extension.

Also included in other assets as of as of July 3, 2005 and January 2, 2005 were payments made to fronting insurance carriers of $1,343,000 and $1,402,000, respectively, to establish loss escrow funds.

Other Accrued Expenses -

Other accrued expenses consisted of the following at July 3, 2005 and January 2, 2005 (in thousands):

	July 3,	January 2,
	2005	2005

Accrued rent	$4,515	$4,781
Accrued meals and other taxes	2,685	2,766
Gift cards outstanding	2,583	4,068
Accrued advertising	2,433	1,824
Accrued construction costs	2,216	1,236
Unearned revenues	1,391	1,056
Accrued bonus	1,350	751
All other	2,404	2,100
Total	$19,577	$18,582

Lease Guarantees and Contingencies –

Primarily as a result of the Company’s re-franchising efforts, the Company remains liable for certain lease assignments and guarantees. These leases have varying terms, the latest of which expires in 2020. As of July 3, 2005, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was $6,598,249. The present value of these potential payments discounted at the Company’s pre-tax cost of debt at July 3, 2005 was $5,105,000. The Company generally has cross-default provisions with franchisees that would put the franchisee in default of its franchise agreement in the event of non-payment under the lease. The Company believes these cross-default provisions significantly reduce the risk that the Company will be required to make payments under these leases and, historically, the Company has not been required to make such payments. Additionally, as of July 3, 2005, the Company has no reason to believe that any franchisee will be unable to fulfill its obligations. Accordingly, no liability had been recorded for exposure under such leases at July 3, 2005 and January 2, 2005.

Income (Loss) Per Share –

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. There were 140,169 common stock equivalents included in diluted net income per share for the three months ended July 3, 2005 and no common stock equivalents included in diluted net loss per share for the six months ended July 3, 2005 and the three and six months ended June 27, 2004.  The number of common stock options which could dilute basic net income (loss) per share in the future, that were not included in the computation of diluted net income (loss) per share because to do so would have been antidilutive, was 129,817 and 284,289 for the three months ended July 3, 2005 and June 27, 2004, respectively. The number of common stock options which could dilute basic net income (loss) per share in the future, that were not included in the computation of diluted net income (loss) per share because to do so would have been antidilutive, was 284,651 and 289,195 for the six months ended July 3, 2005 and June 27, 2004, respectively.

During the six months ended July 3, 2005, the Company granted employee stock options to purchase approximately 120,000 shares of common stock at an exercise price equal to the closing market prices on the date of grants. During the six months ended July 3, 2005, 60,194 employee stock options were exercised. The weighted-average exercise prices of the options granted and options exercised were $8.87 and $5.49, respectively.

Presented below is the reconciliation between basic and diluted weighted average shares for the three and six months ended July 3, 2005 and June 27, 2004 (in thousands):

	For the Three Months Ended
	Basic		Diluted
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Weighted average number of common shares outstanding during the period	7,753	7,611	7,753	7,611
Adjustments:
Assumed exercise of stock options	—	—	140	—
Weighted average number of shares outstanding	7,753	7,611	7,893	7,611

	For the Six Months Ended
	Basic		Diluted
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Weighted average number of common shares outstanding during the period	7,735	7,569	7,735	7,569
Adjustments:
Assumed exercise of stock options	—	—	—	—
Weighted average number of shares outstanding	7,735	7,569	7,735	7,569

Stock-Based Compensation –

The Company accounts for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  Stock-based compensation cost of $68,000 and $222,000 related to modified option awards was included in net loss for the six months ended July 3, 2005 and June 27, 2004, respectively, for the Company’s Stock Option Plan and the Company’s 2003 Incentive Plan.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure,” which amended SFAS No. 123. SFAS No. 148 allowed for three methods of transition for those companies that adopt SFAS No. 123’s provisions for fair value recognition. SFAS No. 148’s transition guidance and provisions for annual disclosures were effective for fiscal years ending after December 15, 2002. In accordance with SFAS No. 148, the Company continued to disclose the required pro-forma information in the notes to the condensed consolidated financial statements.

In accordance with SFAS No. 148, the following table presents the effect on net income (loss) and net income (loss) per share had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Net income (loss) as reported	$2,517	$(1,420)	$(469)	$(6,662)

Add stock-based compensation expense included in reported net income (loss), net of related income tax (expense) benefit	40	—	40	131
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(50)	(106)	(64)	(211)
Pro forma net income (loss)	$2,507	$(1,526)	$(493)	$(6,742)

Basic net income (loss) per share, as reported	$0.32	$(0.19)	$(0.06)	$(0.88)
Basic net income (loss) per share, pro forma	$0.32	$(0.19)	$(0.06)	$(0.88)

Diluted net income (loss) per share, as reported	$0.32	$(0.19)	$(0.06)	$(0.88)
Diluted net income (loss) per share, pro forma	$0.32	$(0.19)	$(0.06)	$(0.88)

Recently Issued Accounting Pronouncements –

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections–A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable. SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate affected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the first annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. SFAS No. 123R allows companies to choose between the modified-prospective and modified-retrospective transition alternatives in adopting SFAS No. 123R. Under the modified-prospective transition method, compensation cost will be recognized in financial statements issued subsequent to the date of adoption for all shared-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Under the modified-retrospective transition method, compensation cost will be recognized in a manner consistent with the modified-prospective transition method, however, prior period financial statements will also be restated by recognizing compensation cost as previously reported in the pro forma disclosures under SFAS No. 123. The restatement provisions can be applied to either a) all periods presented or b) to the beginning of the fiscal year in which SFAS No. 123R is adopted. The Company expects to adopt SFAS No. 123R on January 2, 2006 using the modified-prospective method. As the Company previously adopted only the pro forma disclosure provisions of SFAS No. 123, the Company will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the overall financial position. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net income (loss) and net income (loss) per share pursuant to SFAS No. 123.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years for such excess tax deductions were $818,000 and $165,000 in 2004 and 2003, respectively.

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

Following a review of the Company’s lease accounting and leasehold depreciation practices in 2004, the Company restated its previously reported financial statements in its 2004 Annual Report on Form 10-K/A.  The Company corrected its computation of straight-line rent expense and the related deferred rent liability as well as depreciation expense. Historically, when accounting for lease renewal options, rent expense was recorded on a straight-line basis over the non-cancelable lease term. The depreciable lives of certain leasehold improvements and other long-lived assets on those properties were not aligned with the non-cancelable lease term.

The Company believed that its accounting treatment was permitted under GAAP and that such treatment was consistent with the practices of other public companies. Following a review of its lease accounting treatment and relevant accounting literature, the Company determined that it should: i) conform the depreciable lives for buildings on leased land and other leasehold improvements to the shorter of the economic life of the asset or the lease term used for determining the capital versus operating lease classification and calculating straight-line rent and ii) include option periods in the depreciable lives assigned to leased buildings and leasehold improvements and in the calculation of straight-line rent expense only in instances in the which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty. The Company restated its financial statements in its 2004 Annual Report on Form 10-K/A to accelerate depreciation for certain leasehold improvements and to record additional rent expense (the “Restatement”).

The following is a summary of the impact of the Restatement on the Company’s condensed consolidated statement of operations for the three and six months ended June 27, 2004 (in thousands):

	For the Three Months Ended June 27, 2004
	As Previously
	Reported	Adjustments	Restated

Operating expenses	$27,806	$88	$27,894
Depreciation and amortization	5,570	112	5,682
Operating income	5,851	(200)	5,651
Loss before benefit from income taxes	(1,860)	(200)	(2,060)
Benefit from income taxes	558	82	640
Net loss	(1,302)	(118)	(1,420)

Basic and diluted net loss per share	(0.17)	(0.02)	(0.19)

	For the Six Months Ended June 27, 2004
	As Previously
	Reported	Adjustments	Restated

Operating expenses	$52,858	$167	$53,025
Depreciation and amortization	11,176	223	11,399
Operating income	11,480	(390)	11,090
Loss before benefit from income taxes	(9,187)	(390)	(9,577)
Benefit from income taxes	2,756	159	2,915
Net loss	(6,431)	(231)	(6,662)

Basic and diluted net loss per share	(0.85)	(0.03)	(0.88)

3. EMPLOYEE BENEFIT PLANS

The components of net periodic pension expense (benefit) for the three and six months ended July 3, 2005 and June 27, 2004 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Interest cost	$1,715	$1,675	$3,342	$3,302
Expected return on assets	(2,047)	(2,364)	(4,144)	(4,695)
Net amortization:
Unrecognized net actuarial loss	531	182	945	335

Net periodic pension expense (benefit)	$199	$(507)	$143	$(1,058)

The components of the net postretirement medical and life insurance benefit cost for the three and six months ended July 3, 2005 and June 27, 2004 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Service cost	$41	$28	$81	$56
Interest cost	115	116	230	232
Recognized actuarial loss	20	23	41	45
Net amortization of unrecognized prior service benefit	(35)	(35)	(71)	(71)

Net postretirement benefit cost	$141	$132	$281	$262

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

4. WRITE-DOWNS OF PROPERTY

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted in 2002, the Company reviews long-lived assets related to each restaurant to be held and used in the business quarterly for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. The Company evaluates restaurants using a “two-year history of cash flow” as the primary indicator of potential impairment. Based on the best information available, the Company writes down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. Estimated fair market value is based on the Company’s experience selling similar properties and local market conditions, less costs to sell for properties to be disposed of. In addition, restaurants scheduled for closing are reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.  SFAS No. 144 requires a long-lived asset to be disposed of other than by sale to be classified as held and used until it is disposed of.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs and sublease income. Accordingly, actual results could vary from estimates.

During the quarter ended July 3, 2005, the Company identified two restaurant properties to be disposed of other than by sale.  The Company determined that the carrying value of these restaurant properties exceeded their estimated undiscounted cash flows and the carrying values were reduced by an aggregate of $289,000 accordingly. During the six months ended June 27, 2004, the Company determined that the carrying value of a vacant restaurant land parcel and the carrying value of one restaurant property exceeded their estimated fair values less cost to sell.  The carrying values were reduced by an aggregate of $91,000.

The table below identifies the components of the “Loss on disposals of other property and equipment, net” as shown on the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Restaurant equipment assets retired due to remodeling	$220	$173	$220	$173
Restaurant equipment assets retired due to replacement	43	87	95	159
Loss on property not held for disposition	26	62	40	63
All other	9	15	13	113
Loss on disposals of other property and equipment, net	$298	$337	$368	$508

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

EBITDA represents net income (loss) before (i) provision for (benefit from) income taxes, (ii) other (income) expense, principally debt retirement costs, (iii) interest expense, net, (iv) depreciation and amortization, (v) write-downs of property and equipment, (vi) net periodic pension expense (benefit) and (vii) other non-cash items. The Company has included information concerning EBITDA in this Form 10-Q because the Company’s management incentive plan pays bonuses based on achieving EBITDA targets and the Company believes that such information is used by certain investors as one measure of a company’s historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, income (loss) from operations or other traditional indications of a company’s operating performance.

	For the Three Months Ended		For the Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Restaurant	$112,799	$114,441	$208,891	$218,794
Foodservice	65,220	63,915	119,384	117,277
Franchise	3,876	3,255	7,126	6,313
Total	$181,895	$181,611	$335,401	$342,384

Intersegment revenues:
Restaurant	$—	$—	$—	$—
Foodservice	(33,472)	(34,095)	(62,330)	(64,114)
Franchise	—	—	—	—
Total	$(33,472)	$(34,095)	$(62,330)	$(64,114)

External revenues:
Restaurant	$112,799	$114,441	$208,891	$218,794
Foodservice	31,748	29,820	57,054	53,163
Franchise	3,876	3,255	7,126	6,313
Total	$148,423	$147,516	$273,071	$278,270

	For the Three Months Ended		For the Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(in thousands)		(in thousands)

EBITDA:
Restaurant	$12,303	$11,336	$19,072	$20,590
Foodservice	4,234	2,870	6,382	6,403
Franchise	2,845	2,311	5,112	4,402
Corporate	(5,376)	(4,714)	(10,163)	(10,127)
Gain (loss) on property and equipment, net	910	(379)	2,142	295
Restructuring expenses	—	—	—	(2,627)
Gain on litigation settlement	—	—	—	3,644
Net Periodic pension expense (benefit) included in reporting segments	199	(507)	143	(1,058)
Total	$15,115	$10,917	$22,688	$21,522

Interest expense, net-Corporate	$5,233	$5,368	$10,531	$11,432

Other (income) expense, principally debt retirement costs	$(4)	$2,343	$(16)	$9,235

Depreciation and amortization:
Restaurant	$4,168	$3,959	$8,812	$7,925
Foodservice	804	837	1,627	1,688
Franchise	40	68	79	116
Corporate	797	818	1,615	1,670
Total	$5,809	$5,682	$12,133	$11,399

Other non-cash expense (income):
Net periodic pension expense (benefit)	$199	$(507)	$143	$(1,058)
Write-downs of property and equipment	289	91	289	91
Total	$488	$(416)	$432	$(967)

Income (loss) before (provision for) benefit from income taxes:
Restaurant	$8,135	$7,377	$10,260	$12,665
Foodservice	3,430	2,033	4,755	4,715
Franchise	2,805	2,243	5,033	4,286
Corporate	(11,402)	(13,243)	(22,293)	(32,464)
Gain (loss) on property and equipment, net	621	(470)	1,853	204
Restructuring expenses	—	—	—	(2,627)
Gain on litigation settlement	—	—	—	3,644
Total	$3,589	$(2,060)	$(392)	$(9,577)

	For the Six	For the Year
	Months Ended	Ended
	July 3,	January 2,
	2005	2005
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$6,222	$20,309
Foodservice	784	1,700
Corporate	303	1,170
Total	$7,309	$23,179

	July 3,	January 2,
	2005	2005
	(in thousands)
Total assets:
Restaurant	$140,483	$142,366
Foodservice	43,914	40,567
Franchise	7,545	7,726
Corporate	57,090	58,225
Total	$249,032	$248,884

6. RESTRUCTURING RESERVES

In March 2004, the Company recorded a pre-tax restructuring charge of $2,627,000 for severance and outplacement services associated with reduction in force actions taken during the first quarter of 2004 that reduced headcount by approximately 20 permanent positions.

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

The following represents the reserve and activity associated with the March 2004, October 2001 and March 2000 restructurings (in thousands):

	For the Six Months Ended July 3, 2005
	Restructuring			Restructuring
	Reserves as of			Reserves as of
	January 2, 2005	Expense	Costs Paid	July 3, 2005

Rent	$92	$—	$(36)	$56
Severence pay	952	—	(598)	354
Other	34	—	(34)	—
Total	$1,078	$—	$(668)	$410

	For the Six Months Ended June 27, 2004
	Restructuring			Restructuring
	Reserves as of			Reserves as of
	December 28, 2003	Expense	Costs Paid	June 27, 2004

Rent	$319	$—	$(119)	$200
Utilities and real estate taxes	40	—	(13)	27
Severence pay	—	2,549	(762)	1,787
Outplacement services	—	78	(78)	—
Other	82	—	(41)	41
Total	$441	$2,627	$(1,013)	$2,055

Based on information currently available, management believes that the restructuring reserves as of July 3, 2005 were adequate and not excessive.

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligations related to its $175,000,000 8.375% senior notes (the “New Senior Notes”) issued in March 2004 are guaranteed fully and unconditionally by one of FICC’s wholly owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Restaurant Insurance Corporation, Friendly’s Realty I, LLC, Friendly’s Realty II, LLC and Friendly’s Realty III, LLC (collectively, the “Non-guarantor Subsidiaries”). All of the LLCs’ assets were owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs’ assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of July 3, 2005 and January 2, 2005 and for the three and six months ended July 3, 2005 and June 27, 2004 are not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of July 3, 2005

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$11,954	$1,389	$2,042	$—	$15,385
Restricted cash	—	—	1,306	—	1,306
Accounts receivable, net	12,389	2,292	—	—	14,681
Inventories	16,276	—	—	—	16,276
Deferred income taxes	6,705	18	—	130	6,853
Prepaid expenses and other current assets	11,439	1,412	7,782	(14,555)	6,078
Total current assets	58,763	5,111	11,130	(14,425)	60,579
Deferred income taxes	10,482	366	—	(130)	10,718
Property and equipment, net	106,524	—	44,514	—	151,038
Intangibles and deferred costs, net	17,416	—	2,173	—	19,589
Investments in subsidiaries	(1,537)	—	—	1,537	—
Other assets	6,193	2,962	915	(2,962)	7,108

Total assets	$197,841	$8,439	$58,732	$(15,980)	$249,032

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$9,260	$—	$1,175	$(7,776)	$2,659
Accounts payable	24,000	—	—	—	24,000
Accrued expenses	40,540	3,897	5,414	(6,441)	43,410
Total current liabilities	73,800	3,897	6,589	(14,217)	70,069
Long-term obligations, less current maturities	181,666	—	50,087	—	231,753
Other long-term liabilities	47,474	1,016	7,119	(3,300)	52,309
Stockholders’ (deficit) equity	(105,099)	3,526	(5,063)	1,537	(105,099)

Total liabilities and stockholders’ (deficit) equity	$197,841	$8,439	$58,732	$(15,980)	$249,032

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended July 3, 2005

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$145,409	$3,014	$—	$—	$148,423

Costs and expenses:
Cost of sales	55,502	—	—	—	55,502
Labor and benefits	39,903	—	—	—	39,903
Operating expenses and write-downs of property and equipment	30,543	—	(1,759)	—	28,784
General and administrative expenses	9,374	1,154	—	—	10,528
Depreciation and amortization	5,252	—	557	—	5,809
Gain on franchise sales of restaurant operations and properties	(1,219)	—	—	—	(1,219)
Loss on disposals of other property and equipment, net	298	—	—	—	298
Interest expense, net	4,107	—	1,126	—	5,233
Other income	(4)	—	—	—	(4)

Income before provision for income
taxes and equity in net income of consolidated subsidiaries	1,653	1,860	76	—	3,589

Provision for income taxes	(254)	(762)	(56)	—	(1,072)

Income before equity in net income of consolidated subsidiaries	1,399	1,098	20	—	2,517

Equity in net income of consolidated subsidiaries	1,118	—	—	(1,118)	—

Net income	$2,517	$1,098	$20	$(1,118)	$2,517

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended July 3, 2005

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$267,585	$5,486	$—	$—	$273,071

Costs and expenses:
Cost of sales	103,257	—	—	—	103,257
Labor and benefits	76,436	—	—	—	76,436
Operating expenses and write-downs of property and equipment	56,803	—	(3,498)	—	53,305
General and administrative expenses	17,667	2,310	—	—	19,977
Depreciation and amortization	11,018	—	1,115	—	12,133
Gain on franchise sales of restaurant operations and properties	(2,528)	—	—	—	(2,528)
Loss on disposals of other property and equipment, net	368	—	—	—	368
Interest expense, net	8,286	—	2,245	—	10,531
Other income	(16)	—	—	—	(16)

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(3,706)	3,176	138	—	(392)

Benefit from (provision for) income taxes	1,332	(1,302)	(107)	—	(77)

(Loss) income before equity in net income of consolidated subsidiaries	(2,374)	1,874	31	—	(469)

Equity in net income of consolidated subsidiaries	1,905	—	—	(1,905)	—

Net (loss) income	$(469)	$1,874	$31	$(1,905)	$(469)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended July 3, 2005

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$10,354	$29	$1,312	$(405)	$11,290

Cash flows from investing activities:
Purchases of property and equipment	(7,309)	—	—	—	(7,309)
Proceeds from sales of property and equipment	3,359	—	—	—	3,359
Purchases of marketable securities	(345)	—	—	—	(345)
Proceeds from sales of marketable securities	143	—	—	—	143
Return of investment in subsidiary	324	—	—	(324)	—
Net cash used in investing activities	(3,828)	—	—	(324)	(4,152)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	16,250	—	—	—	16,250
Repayments of obligations	(21,014)	—	(713)	—	(21,727)
Payments of deferred financing costs	(11)	—	—	—	(11)
Stock options exercised	330	—	—	—	330
Reinsurance deposits received	—	—	114	(114)	—
Reinsurance payments made from deposits	—	—	(519)	519	—
Dividends paid	—	—	(324)	324	—
Net cash used in financing activities	(4,445)	—	(1,442)	729	(5,158)

Net increase (decrease) in cash and cash equivalents	2,081	29	(130)	—	1,980

Cash and cash equivalents, beginning of period	9,873	1,360	2,172	—	13,405

Cash and cash equivalents, end of period	$11,954	$1,389	$2,042	$—	$15,385

Supplemental disclosures:
Interest paid	$7,790	$—	$2,485	$—	$10,275
Income taxes (refunded) paid	(2,607)	2,552	105	—	50

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

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended June 27, 2004

(Restated)

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$144,863	$2,653	$—	$—	$147,516

Costs and expenses:
Cost of sales	55,959	—	—	—	55,959
Labor and benefits	42,155	—	—	—	42,155
Operating expenses and write-downs of property and equipment	29,721	—	(1,736)	—	27,985
General and administrative expenses	8,599	1,155	—	—	9,754
Depreciation and amortization	5,118	—	564	—	5,682
Gain on franchise sales of restaurant operations and properties	(7)	—	—	—	(7)
Loss on disposals of other property and equipment, net	337	—	—	—	337
Interest expense, net	4,244	—	1,124	—	5,368
Other expenses, principally debt retirement costs	2,343	—	—	—	2,343

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(3,606)	1,498	48	—	(2,060)

Benefit from (provision for) income taxes	1,302	(614)	(48)	—	640

(Loss) income before equity in net income of consolidated subsidiaries	(2,304)	884	—	—	(1,420)

Equity in net income of consolidated subsidiaries	884	—	—	(884)	—

Net (loss) income	$(1,420)	$884	$—	$(884)	$(1,420)

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended June 27, 2004

(Restated)

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$273,053	$5,217	$—	$—	$278,270

Costs and expenses:
Cost of sales	101,547	—	—	—	101,547
Labor and benefits	82,089	—	—	—	82,089
Operating expenses and write-downs of property and equipment	56,588	—	(3,472)	—	53,116
General and administrative expenses	18,141	2,310	—	—	20,451
Restructuring expenses	2,627	—	—	—	2,627
Gain on litigation settlement	(3,644)	—	—	—	(3,644)
Depreciation and amortization	10,272	—	1,127	—	11,399
Gain on franchise sales of restaurant operations and properties	(913)	—	—	—	(913)
Loss on disposals of other property and equipment, net	505	—	3	—	508
Interest expense, net	9,177	—	2,255	—	11,432
Other expenses, principally debt retirement costs	9,235	—	—	—	9,235

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(12,571)	2,907	87	—	(9,577)

Benefit from (provision for) income taxes	4,204	(1,192)	(97)	—	2,915

(Loss) income before equity in net income of consolidated subsidiaries	(8,367)	1,715	(10)	—	(6,662)

Equity in net income of consolidated subsidiaries	1,705	—	—	(1,705)	—

Net (loss) income	$(6,662)	$1,715	$(10)	$(1,705)	$(6,662)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 27, 2004

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(92)	$(765)	$604	$490	$237

Cash flows from investing activities:
Purchases of property and equipment	(8,262)	—	—	—	(8,262)
Proceeds from sales of property and equipment	3,378	—	—	—	3,378
Purchases of marketable securities	(905)	—	—	—	(905)
Proceeds from sales of marketable securities	89	—	—	—	89
Return of investment in subsidiary	367	—	—	(367)	—
Net cash used in investing activities	(5,333)	—	—	(367)	(5,700)

Cash flows from financing activities:
Proceeds from issuance of New Senior Notes	175,000	—	—	—	175,000
Proceeds from borrowings under revolving credit facility	11,000	—	—	—	11,000
Repayments of obligations	(187,531)	—	(550)	—	(188,081)
Payments of deferred financing costs	(6,625)	—	—	—	(6,625)
Stock options exercised	749	—	—	—	749
Reinsurance deposits received	—	—	1,131	(1,131)	—
Reinsurance payments made from deposits	—	—	(641)	641	—
Dividends paid	—	—	(367)	367	—
Net cash used in financing activities	(7,407)	—	(427)	(123)	(7,957)

Net (decrease) increase in cash and cash equivalents	(12,832)	(765)	177	—	(13,420)

Cash and cash equivalents, beginning of period	21,640	2,173	1,818	—	25,631

Cash and cash equivalents, end of period	$8,808	$1,408	$1,995	$—	$12,211

Supplemental disclosures:
Interest paid	$9,702	$—	$2,273	$—	$11,975
Income taxes (refunded) paid	(1,591)	1,508	99	—	16
Capital lease obligations incurred	2,280	—	—	—	2,280

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

Forward Looking Statements

Statements contained herein that are not historical facts constitute “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “plans,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward looking statements.  Forward looking statements include, but are not limited to, statements relating to the sufficiency of the Company’s capital resources, changes in commodity prices, anticipated capital expenditures and the Company’s plans with respect to restaurant openings, closings, reimagings and re-franchisings.  All forward looking statements are subject to known and unknown risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated. These factors include: the Company’s highly competitive business environment; exposure to fluctuating commodity prices; risks associated with the foodservice industry, such as changes in consumer tastes and adverse publicity resulting from food quality, illness, injury or other health concerns; the ability to retain and attract new employees; government regulations; the Company’s high geographic concentration in the Northeast and its attendant weather patterns; conditions needed to meet restaurant re-imaging and new opening targets; risks and uncertainties arising out of accounting adjustments; the Company’s ability to service its debt and other obligations; the Company’s ability to meet ongoing financial covenants contained in the Company’s debt instruments, loan agreements, leases and other long-term commitments; and costs associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect the Company’s prospects in general are included in the Company’s other filings with the Securities and Exchange Commission. The Company is not obligated to update any forward looking statements, whether as a result of new information, future events or otherwise.

Overview

The Company’s revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. As of July 3, 2005, Friendly’s operated 332 full-service restaurants, franchised 198 full-service restaurants and seven non-traditional units and manufactured a full line of premium ice cream desserts distributed through more than 4,500 supermarkets and other retail locations in 13 states.

Following is a summary of the Company-operated and franchised units:

	For the Three Months Ended		For the Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Company Units:
Beginning of period	337	362	347	380
Openings	1	—	1	—
Refranchised closings	(3)	(1)	(10)	(18)
Closings	(3)	(1)	(6)	(2)
End of period	332	360	332	360

Franchised Units:
Beginning of period	201	182	195	163
Refranchised openings	3	1	10	18
Openings	1	3	2	5
Closings	—	—	(2)	—
End of period	205	186	205	186

Three months ended July 3, 2005 compared with three months ended June 27, 2004

Revenues:

Total Revenues - Total revenues increased $0.9 million, or 0.6%, to $148.4 million for the three months ended July 3, 2005 from $147.5 million for the same period in 2004.

Restaurant Revenues - Restaurant revenues decreased $1.6 million, or 1.4%, to $112.8 million for the three months ended July 3, 2005 from $114.4 million for the same period in 2004. Comparable Company-operated restaurant revenues increased 3.4%, from the 2004 quarter to the 2005 quarter. Five and seven locations were re-imaged during the three months ended July 3, 2005 and June 27, 2004, respectively.  The closing of 15 locations and the re-franchising of 20 locations over the past 15 months resulted in declines of $2.1 million and $5.1 million, respectively, in restaurant revenues in the second quarter of 2005 as compared to the same period in 2004. These declines were partially offset by increased revenues of $1.6 million in the second quarter of 2005 as compared to the same period in 2004 due to the opening of five new restaurants over the past 15 months. There was one new restaurant opened during the second quarter of 2005.

Foodservice Revenues - Foodservice (product sales to franchisees and retail customers) revenues increased $1.9 million, or 6.5% to $31.7 million for the three months ended July 3, 2005 from $29.8 million for the three months ended June 27, 2004. This increase was primarily due to a $1.9 million increase in franchised restaurant product revenue resulting from the increased number of franchised restaurants in the second quarter of 2005 compared to the same period in 2004.  Sales to foodservice retail supermarket customers and case volume in the Company’s retail supermarket business increased 0.3% and 3.3%, respectively, for the three months ended July 3, 2005 when compared to the three months ended June 27, 2004. Case volume increased primarily as a result of higher volume of individual sundae cups and the introduction of decorative cakes.

Franchise Revenues - Franchise royalty and fee revenues increased $0.6 million, or 19.0%, to $3.9 million for the three months ended July 3, 2005 compared to $3.3 million for the same period in 2004.

Royalties on franchised sales increased $0.4 million for the three months ended July 3, 2005 as compared to the same period in 2004. Comparable franchised revenues grew 5.4% from the three months ended June 27, 2004 to the three months ended July 3, 2005. The opening of eight new franchise restaurants and 20 re-franchised restaurants during the last 15 months increased royalty revenues by $0.2 million while the closing of five under-performing locations during the same period had little impact.

Initial franchise fees remained relatively unchanged during the three months ended July 3, 2005 when compared to the same period in 2004. For the three months ended June 27, 2004, one Company-operated location was refranchised and two new restaurants and one cafe were opened compared to the three months ended July 3, 2005 in which three Company-operated locations were refranchised and two new locations were opened.

Additionally, an increase in rental income for leased and subleased franchise locations of $0.2 million due primarily to an increased number of leased and subleased franchised locations contributed to the higher revenues for the three months ended July 3, 2005 compared to the same period in 2004. There were 205 and 186 franchise units open at July 3, 2005 and June 27, 2004, respectively.

Cost of sales:

Cost of sales decreased $0.5 million, or 0.8%, to $55.5 million for the three months ended July 3, 2005 from $56.0 million for the same period in 2004. Cost of sales as a percentage of total revenues was 37.4% and 37.9% for the three months ended July 3, 2005 and June 27, 2004, respectively.  Lower cream prices during the current quarter when compared to the same quarter in 2004 was the primary reason for the reduction in the percentage of cost of sales to total revenues. A decline in market losses realized due to unfavorable positions on commodity option contracts also reduced cost of sales as a percentage of total revenues, as market losses of $0.2 million were realized in the 2004 period and insignificant market losses were realized in the current period.  The Company enters into commodity option contracts from time to time to manage dairy cost pressures. The Company’s commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and, accordingly, are marked to market each period with the resulting gains or losses recognized in cost of sales.

The growth in franchise revenues reduced cost of sales as a percentage of total revenues by 0.2% for the three months ended July 3, 2005 when compared to the 2004 period because franchise revenues have only limited costs associated with such revenues. The $0.5 million decrease in cost of sales for the three months ended July 3, 2005 compared to the same period in 2004 was partially offset by a shift in sales mix from Company-operated restaurant sales to foodservice sales, which added to the increase in cost. Foodservice sales to franchisees and retail supermarket customers (21.4% and 20.2% of total revenues for the three months ended July 3, 2005 and June 27, 2004, respectively) have a higher cost as a percentage of revenue than sales in Company-operated restaurants to restaurant patrons. Foodservice retail sales promotional allowances, recorded as offsets to revenues, increased by 0.8% in the 2005 quarter as a percentage of sales to foodservice retail supermarket customers when compared to the 2004 quarter as a result of a more competitive climate in the northeast. This increase also had an unfavorable impact on the overall cost of sales as a percentage of total revenues.

Restaurant cost of sales as a percentage of restaurant revenues decreased to 26.6% in the second quarter of 2005 from 27.3% in the second quarter of 2004. The decrease in the 2005 quarter when compared to the 2004 quarter was in part due to lower cream prices in the current period when compared the same period a year ago and fewer free dessert promotions in the 2005 quarter.

For the remainder of 2005, the Company expects that cream prices will be lower than the prices experienced in 2004.  A table showing the average monthly price of a pound of AA butter obtained from market quotes provided by the USDA’s Agricultural Marketing Service is included elsewhere herein.

Labor and benefits:

Labor and benefits decreased $2.3 million, or 5.3%, to $39.9 million for the three months ended July 3, 2005 from $42.2 million for the three months ended June 27, 2004. Labor and benefits as a percentage of total revenues decreased to 26.9% in the 2005 quarter from 28.6% in the 2004 quarter. As a percentage of restaurant revenues, labor and benefits decreased to 35.4% in the 2005 quarter from 36.8% in the 2004 quarter. The decrease in labor and benefits was primarily due to the restructuring of the restaurant management team, with fewer guest service supervisors and more servers, resulting in lower average hourly rates. Restaurant general manager bonuses were also lower during the 2005 period when compared to the same period in 2004 due primarily to a change in the bonus plan.  Revenue increases derived from franchised locations, which do not have any associated restaurant labor and benefits, also contributed to the lower labor and benefits as a percentage of total revenues.  Partially offsetting these benefits were increases in pension expense, unemployment taxes and workers compensation insurance costs in the 2005 period when compared to the 2004 period.

Operating expenses:

Operating expenses increased $0.6 million, or 2.2%, to $28.5 million for the three months ended July 3, 2005 from $27.9 million for the three months ended June 27, 2004. Operating expenses as a percentage of total revenues were 19.2% and 18.9% in the 2005 and 2004 periods, respectively.  The increase resulted from higher restaurant costs for maintenance, occupancy and supplies in the 2005 period when compared to the 2004 period. An increase in rent expense for leased and subleased franchise locations of $0.3 million also contributed to the higher operating expenses in the 2005 period when compared to the 2004 period. Total advertising costs as a percentage of total revenues were lower in the 2005 period when compared to the same period in 2004.

General and administrative expenses:

General and administrative expenses were $10.5 million and $9.8 million for the three months ended July 3, 2005 and June 27, 2004, respectively. General and administrative expenses as a percentage of total revenues increased to 7.1% in the 2005 period from 6.6% in the 2004 period. The increase is primarily the result of increases in headquarter and field supervisor bonus expense, severance costs and professional fees. This increase was partially offset by lower costs for recruitment and restaurant mystery shopping service.

Write-downs of property and equipment:

Write-downs of property and equipment were $0.3 million and $0.1 million in the three months ended July 3, 2005 and June 27, 2004, respectively. During the three months ended July 3, 2005, the Company identified two restaurant properties to be disposed of other than by sale and determined that the carrying value of these restaurant properties exceeded their estimated undiscounted cash flows.  The carrying values were reduced by an aggregate of $0.3 million accordingly. During the three months ended June 27, 2004, it was determined that the carrying value of one property and a vacant land parcel exceeded their estimated fair values less costs to sell and the carrying values were reduced by an aggregate of $0.1 million accordingly.

Depreciation and amortization:

Depreciation and amortization was $5.8 million and $5.7 million for the three months ended July 3, 2005 and June 27, 2004, respectively. Depreciation and amortization as a percentage of total revenues was 3.9% in the 2005 and 2004 quarters.

Gain on franchise sales of restaurant operations and properties:

Gain on franchise sales of restaurant operations and properties was $1.2 million in the three months ended July 3, 2005 associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in three existing Friendly’s restaurants.

Loss on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net, was $0.3 for the three months ended July 3, 2005 and June 27, 2004.  The table below identifies the components of the loss on disposals of other property and equipment, net as shown on the accompanying condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	July 3,	June 27,
	2005	2004

Restaurant equipment assets retired due to remodeling	$220	$173
Restaurant equipment assets retired due to replacement	43	87
Loss on property not held for disposition	26	62
All other	9	15
Loss on disposals of other property and equipment, net	$298	$337

Interest expense, net:

Interest expense, net of capitalized interest and interest income, was $5.2 million and $5.4 million for the three months ended July 3, 2005 and June 27, 2004, respectively. The decrease in interest expense in the second quarter of 2005 compared to the same period in 2004 is primarily due to reduced amounts of debt and lower interest rates on such debt.

Other (income) expense, principally debt retirement costs:

Other (income) expense, principally debt retirement costs for the three months ended June 27, 2004 represents the $1.7 million premium and the write-off of unamortized deferred financing costs of $0.6 million in connection with the tender offer for the $176.0 million of Senior Notes. In March 2004, $127.8 million of aggregate principal amount of Senior Notes were purchased pursuant to the tender offer and in April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.

Provision for (benefit from) income taxes:

The provision for income taxes was $1.1 million, an effective tax rate of 29.9%, for the three months ended July 3, 2005. At this time, the Company estimates that the effective tax rate for 2005 will be 25.0%. During the second quarter of 2005, the Company increased the provision for income taxes by $0.2 million due to certain items discussed with the Internal Revenue Service (“IRS”).  Currently, the IRS is auditing the Company’s fiscal years 2002 through 2004. The Company records income taxes based on the effective rate for the year with any changes in valuation allowance reflected in the period of change.

The benefit from income taxes was $0.6 million, an effective tax rate of 31.1%, for the three months ended June 27, 2004.  The tax rate for the 2004 fiscal year was 68.8%, as the final benefit from income taxes for 2004 included a $2.2 million reversal of income tax accruals recorded in prior years. These accruals related to tax matters that, based upon additional information obtained during the fourth quarter of 2004, were no longer necessary.  The reversal was recorded in the fourth quarter of 2004.

Net income (loss):

Net income was $2.5 million for the three months ended July 3, 2005 as compared to net loss of $1.4 million for the three months ended June 27, 2004 for the reasons discussed above.

Six months ended July 3, 2005 compared with six months ended June 27, 2004

Revenues:

Total Revenues - Total revenues decreased $5.2 million, or 1.9%, to $273.1 million for the six months ended July 3, 2005 from $278.3 million for the same period in 2004.

Restaurant Revenues - Restaurant revenues decreased $9.9 million, or 4.5%, to $208.9 million for the six months ended July 3, 2005 from $218.8 million for the same period in 2004. Comparable Company-operated restaurant revenues increased 0.2% from the 2004 period to the 2005 period. During the first quarter of 2005, restaurant revenues were impacted by an unfavorable shift in the timing of the year-end holiday period.  New Year’s Day was included in the six months ended June 27, 2004 but was not included in the 2005 period.  The estimated impact on Company-operated restaurants due to the timing of the holiday reduced the six-month comparable restaurant sales increase by 1.3%.  Operating days lost due to weather closings were greater in 2005 when compared to 2004 as most markets in New England recorded higher than normal snowfall.  Additionally, the closing of 16 locations and the re-franchising of 37 locations over the past 18 months resulted in declines of $3.4 million and $9.5 million, respectively, in restaurant revenues in the six months ended July 3, 2005 as compared to the same period in 2004. These declines were partially offset by increased revenues of $2.9 million in the six months ended July 3, 2005 as compared to the same period in 2004 due to the opening of five new restaurants over the past 18 months. There was one new restaurant opened during the six months ended July 3, 2005.

Foodservice Revenues - Foodservice (product sales to franchisees and retail customers) revenues increased $3.9 million, or 7.3%, to $57.1 million for the six months ended July 3, 2005 from $53.2 million for the six months ended June 27, 2004. This increase was primarily due to a $3.7 million increase in franchised restaurant product revenue resulting from the increased number of franchised restaurants in the six months ended July 3, 2005 compared to the same period in 2004.  Sales to foodservice retail supermarket customers increased $0.2 million, or 1.1%, during the six months ended July 3, 2005 compared to the same period in 2004. Case volume in the Company’s retail supermarket business increased 1.9% for the six months ended July 3, 2005 when compared to the six months ended June 27, 2004 primarily as a result of higher volume of individual sundae cups and the introduction of decorative cakes.

Franchise Revenues - Franchise royalty and fee revenues increased $0.8 million, or 12.9%, to $7.1 million for the six months ended July 3, 2005 compared to $6.3 million for the same period in 2004.

Royalties on franchised sales increased $0.7 million in the six months ended July 3, 2005 as compared to the same period in 2004. Comparable franchised revenues grew 3.5% from the six months ended June 27, 2004 to the six months ended July 3, 2005. The opening of 10 new franchise restaurants and 37 re-franchised restaurants during the last 18 months increased royalty revenues by $0.5 million while the closing of five under-performing locations during the same period had little impact.

Initial franchise fees declined by $0.4 million during the six months ended July 3, 2005 when compared to the same period in 2004 due to the refranchising of 18 Company-operated locations, the opening of four new restaurants and the opening of one new cafe during the six months ended June 27, 2004 versus the refranchising of 10 Company-operated locations and the opening of two new locations during the six months ended July 3, 2005.

Additionally, an increase in rental income for leased and subleased franchise locations of $0.5 million due primarily to an increased number of leased and subleased franchised locations contributed to the higher revenues in the six months ended July 3, 2005 compared to the six months ended June 27, 2004.  There were 205 and 186 franchise units open at July 3, 2005 and June 27, 2004, respectively.

Cost of sales:

Cost of sales increased $1.8 million, or 1.7%, to $103.3 million for the six months ended July 3, 2005 from $101.5 million for the same period in 2004. Cost of sales as a percentage of total revenues was 37.8% and 36.5% for the six months ended July 3, 2005 and June 27, 2004, respectively.  A shift in sales mix from Company-operated restaurant sales to foodservice sales added to the increase in cost. Foodservice sales to franchisees and retail supermarket customers (20.9% and 19.1% of total revenues for the six months ended July 3, 2005 and June 27, 2004, respectively) have a higher food cost as a percentage of revenue than sales in Company-operated restaurants to restaurant patrons. Foodservice retail sales promotional allowances, recorded as offsets to revenues, increased by 1.1% in the 2005 period as a percentage of gross retail sales when compared to the 2004 period as a result of a more competitive climate in the northeast. This increase also had an unfavorable impact on the overall cost of sales as a percentage of total revenues. These increases were partially offset by the growth in franchise revenues, which reduced cost of sales as a percentage of total revenues by 0.2% for the six months ended July 3, 2005 when compared to the 2004 period because franchise revenues have only limited costs associated with such revenues.

Restaurant cost of sales as a percentage of restaurant revenues increased to 27.0% in the six months ended July 3, 2005 from 26.8% in the same period of 2004. The increase in the 2005 period when compared to the 2004 period was in part due to stronger dinner sales when compared to breakfast in the current period. Breakfast products have a lower food cost than lunch and dinner products.  Additionally, inefficiencies associated with the introduction of server banking had an unfavorable impact in the 2005 period.

The relatively high price of butter in December 2004 resulted in unfavorable cream costs in the first quarter of 2005, as the market price of butter is generally reflected in the Company’s cost of sales approximately 30 days later. During the second quarter of 2005, butter prices had a favorable impact on the price of cream when compared to the same period in 2004.  Additionally, in the six months ended July 3, 2005, market losses of $0.2 million were realized due to unfavorable positions on commodity option contracts while market gains of $0.5 million were realized in the same period of 2004. The Company enters into commodity option contracts from time to time to manage dairy cost pressures. The Company’s commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and, accordingly, are marked to market each period with the resulting gains or losses recognized in cost of sales.

For the remainder of 2005, the Company expects that cream prices will be lower than the prices experienced in 2004.  However, the results derived from options for butter futures contracts are likely to be unfavorable in 2005 when compared to the gains experienced in 2004.

The table below shows the average monthly price of a pound of AA butter.  Futures and options on AA butter are traded on the Chicago Mercantile Exchange and AA butter is the vehicle used to derive the price of cream.  The prices represented were obtained from market quotes provided by the USDA’s Agricultural Marketing Service.

Month:	2005	2004	2003	2002	2001	2000
January	$1.5775	$1.4320	$1.0815	$1.3454	$1.2531	$0.9090
February	1.6145	1.7132	1.0405	1.2427	1.3852	0.9245
March	1.5527	2.1350	1.0915	1.2473	1.5708	1.0200
April	1.4933	2.2204	1.0906	1.1712	1.8217	1.0691
May	1.4044	2.0363	1.0919	1.0590	1.8713	1.2450
June	1.5313	1.9300	1.1142	1.0427	1.9783	1.2440
July		1.7458	1.1985	1.0302	1.8971	1.1790
August		1.5408	1.1708	0.9752	2.0880	1.1933
September		1.7656	1.1731	0.9635	2.0563	1.1727
October		1.6475	1.1846	1.0315	1.4070	1.1462
November		1.9238	1.2057	1.0425	1.3481	1.6490
December		1.7083	1.2969	1.1198	1.2793	1.3700
Mathematical Avg		$1.8166	$1.1450	$1.1059	$1.6630	$1.1768

The cost of cream, the principal ingredient used in making ice cream, affects cost of sales as a percentage of total revenues, especially in foodservice’s retail business. A $0.10 increase in the cost of a pound of AA butter adversely affects the Company’s annual cost of sales by approximately $0.9 million.  This adverse impact may be offset by price increases or other factors. However, no assurance can be given that the Company will be able to offset any cost increases in the future and future increases in cream prices could have a material adverse effect on the Company’s results of operations. To minimize risk, alternative supply sources continue to be pursued.

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

Labor and benefits:

Labor and benefits decreased $5.7 million, or 6.9%, to $76.4 million for the six months ended July 3, 2005 from $82.1 million for the six months ended June 27, 2004. Labor and benefits as a percentage of total revenues decreased to 28.0% in the 2005 period from 29.5% in the 2004 period. As a percentage of restaurant revenues, labor and benefits decreased to 36.6% in the 2005 period from 37.5% in the 2004 period. The decrease in labor and benefits was primarily due to the restructuring of the restaurant management team, with fewer guest service supervisors and more servers, resulting in lower average hourly rates.  Restaurant general manager bonuses were also lower during the 2005 period when compared to the same period in 2004 due primarily to a change in the bonus plan.  Revenue increases derived from franchised locations, which do not have any associated restaurant labor and benefits, also contributed to the lower restaurant labor and benefits as a percentage of total revenues.  Partially offsetting these benefits were increases in pension expense, unemployment taxes and workers compensation insurance costs in the 2005 period when compared to the 2004 period.

Operating expenses:

Operating expenses were $53.0 million for the six months ended July 3, 2005 and June 27, 2004. Operating expenses as a percentage of total revenues were 19.4% and 19.1% in the 2005 and 2004 periods, respectively. The increase as a percent of total revenues resulted from higher restaurant costs for snow removal, maintenance, supplies, occupancy, heating and electricity in the 2005 period when compared to the 2004 period. Total advertising costs as a percentage of total revenues were lower in the 2005 period when compared to the same period in 2004.  An increase in rent expense for leased and subleased franchise locations of $0.6 million also contributed to the higher operating expenses as a percent of total revenues in the 2005 period when compared to the 2004 period.

General and administrative expenses:

General and administrative expenses were $20.0 million and $20.5 million for the six months ended July 3, 2005 and June 27, 2004, respectively. General and administrative expenses as a percentage of total revenues were 7.3% in both the 2005 and the 2004 periods. The decrease in dollars is primarily the result of the staff reduction in March 2004 and lower costs for recruitment, restaurant mystery shopping service and rent, partially offset by increased severance costs and professional fees. The 2004 period also included a charge for future rents associated with a vacated training facility.

Restructuring expenses:

Restructuring expenses of $2.6 million during the six months ended June 27, 2004 related to severance and other benefits associated with reduction in force actions taken during the first quarter of 2004 that reduced headcount by approximately 20 permanent positions.

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

Write-downs of property and equipment:

Write-downs of property and equipment were $0.3 million and $0.1 million in the six months ended July 3, 2005 and June 27, 2004, respectively. During the six months ended July 3, 2005, the Company identified two restaurant properties to be disposed of other than by sale and determined that the carrying value of these restaurant properties exceeded their estimated undiscounted cash flows.  The carrying values were reduced by an aggregate of $0.3 million accordingly. During the six months ended June 27, 2004, it was determined that the carrying value of one property and a vacant land parcel exceeded their estimated fair values less costs to sell and the carrying values were reduced by an aggregate of $0.1 million accordingly.

Depreciation and amortization:

Depreciation and amortization was $12.1 million and $11.4 million for the six months ended July 3, 2005 and June 27, 2004, respectively. Depreciation and amortization as a percentage of total revenues was 4.4% and 4.1% in the 2005 and 2004 periods, respectively. The increase in depreciation expense is primarily the result of the opening of five new restaurants over the last 18 months and the reduction of the lives of leasehold improvement assets as a result of management decisions to close certain leased properties sooner than previously anticipated.

Gain on franchise sales of restaurant operations and properties:

Gain on franchise sales of restaurant operations and properties was $2.5 million and $0.9 million in the six months ended July 3, 2005 and June 27, 2004, respectively. During the six months ended July 3, 2005, the Company recognized a gain of $2.5 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in four existing Friendly’s restaurants to two franchisees. During the six months ended June 27, 2004, the Company recognized a gain of $0.7 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in 10 existing Friendly’s restaurants.  Additionally in the 2004 period, the Company sold the real property and equipment for one franchised location and assigned the lease and sold the equipment for a second franchised location to the existing franchisee, resulting in a gain of $0.2 million.

Loss on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net, was $0.4 million and $0.5 million for the six months ended July 3, 2005 and June 27, 2004, respectively.  The table below identifies the components of the loss on disposals of other property and equipment, net as shown on the accompanying condensed consolidated statements of operations (in thousands):

	For the Six Months Ended
	July 3,	June 27,
	2005	2004

Restaurant equipment assets retired due to remodeling	$220	$173
Restaurant equipment assets retired due to replacement	95	159
Loss on property not held for disposition	40	63
All other	13	113
Loss on disposals of other property and equipment, net	$368	$508

Interest expense, net:

Interest expense, net of capitalized interest and interest income was $10.5 million and $11.4 million for the six months ended July 3, 2005 and June 27, 2004, respectively. The decrease in interest expense in the first six months of 2005 compared to the same period in 2004 is primarily due to reduced amounts of debt and lower interest rates on such debt. Total outstanding debt, including capital lease and finance obligations, decreased from $235.9 million at June 27, 2004 to $234.4 million at July 3, 2005. The decrease in the total outstanding debt was due to the refinancing of $176.0 million of the Company’s 10½% senior notes (the “Senior Notes”). In March 2004, $127.8 million of aggregate principal amount of the Senior Notes were purchased in a cash tender offer with the proceeds from the issuance of $175.0 million of New Senior Notes with a lower interest rate. In April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.

Other (income) expense, principally debt retirement costs:

Other (income) expense, principally debt retirement costs for the six months ended June 27, 2004 represents the $6.8 million premium and the write-off of unamortized deferred financing costs of $2.5 million in connection with the tender offer for the $176.0 million of Senior Notes. In March 2004, $127.8 million of aggregate principal amount of Senior Notes were purchased pursuant to the tender offer and in April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.

Provision for (benefit from) income taxes:

The provision for income taxes was $0.1 million, an effective tax rate of 19.6%, for the six months ended July 3, 2005. At this time, the Company estimates that the effective tax rate for 2005 will be 25.0%.  During the second quarter of 2005, the Company reduced the benefit from income taxes by $0.2 million due to certain items discussed with the IRS.  Currently, the IRS is auditing fiscal years 2002 through 2004. The Company records income taxes based on the effective rate for the year with any changes in valuation allowance reflected in the period of change.

The benefit from income taxes was $2.9 million, an effective tax rate of 30.4%, for the six months ended June 27, 2004.  The tax rate for the 2004 fiscal year was 68.8%, as the final benefit from income taxes for 2004 included a $2.2 million reversal of income tax accruals recorded in prior years. These accruals related to tax matters that, based upon additional information obtained during the fourth quarter of 2004, were no longer necessary.  The reversal was recorded in the fourth quarter of 2004.

Net income (loss):

Net loss was $0.5 million and $6.7 million for the six months ended July 3, 2005 and June 27, 2004, respectively, for the reasons discussed above.

Liquidity and Capital Resources

General:

The Company’s primary sources of liquidity and capital resources are cash generated from operations and, if needed, borrowings under its revolving credit facility. Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent FICC’s and its subsidiaries’ debt instruments permit) are sources of cash. The amount of debt financing that FICC will be able to incur is limited by the terms of its New Credit Facility and New Senior Notes indenture. Below was the financing status of the Company’s operating restaurants at July 3, 2005:

Owned and mortgaged	64
Sold and leased back	60
Owned land and building	26
Leased land, owned building	74
Leased land and building	108
Total Company-operated restaurants	332

The restaurants above not identified as owned and mortgaged or sold and leased back secure the Company’s obligations under the New Credit Facility. Of the 26 restaurant properties identified as owned land and building, six were available to be sold, if necessary, and of the 74 restaurant properties identified as leased land, owned building, one was available to be mortgaged, if necessary.

In addition to the 64 properties identified as owned and mortgaged, the Company owns and mortgages an additional 11 properties in this category, 10 of which are operated by franchisees and one that was closed in March 2005.

Operating Cash Flows:

Net cash provided by operating activities was $11.3 million and $0.2 million for the six months ended July 3, 2005 and June 27, 2004, respectively. The increase of $11.1 million in cash provided by operating activities between the two periods was largely due to the $6.8 million premium paid in 2004 in connection with the tender offer for the $176.0 million of Senior Notes. Additionally, during the first six months of 2005, inventory levels were reduced by $1.3 million while inventories increased by $2.0 million during the first six months of 2004 as the Company anticipated rising cream prices in the third quarter of 2004. The timing of rent payments in the first six months of 2005 versus the first six months of 2004 provided an improvement of $1.2 million.  These improvements were partially offset by the timing of advertising and inventory payments.

The Company had a working capital deficit of $9.5 million and $13.7 million as of July 3, 2005 and January 2, 2005, respectively. The working capital needs of companies engaged in the restaurant industry are generally low and as a result, restaurants are frequently able to operate with a working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

Investing Cash Flows:

Net cash used in investing activities was $4.2 million and $5.7 million for the six months ended July 3, 2005 and June 27, 2004, respectively.

During the six months ended July 3, 2005 and June 27, 2004, the Company spent $7.3 million and $8.3 million, respectively, on capital expenditures, of which $4.5 million and $7.6 million, respectively, was for the maintenance of existing restaurants. Capital expenditures were offset by proceeds from the sales of property and equipment of $3.4 million for both the six months ended July 3, 2005 and June 27, 2004. The proceeds were primarily the result of re-franchising transactions.

During the six months ended July 3, 2005, the Company completed two re-franchising transactions in which two existing franchisees purchased four existing Company restaurants and agreed to develop a total of five new restaurants in future years.  Gross proceeds from these transactions were $3.5 million, of which $0.1 million was for franchise fees and $3.4 million was for the sale of certain assets and leasehold rights.  In addition, the Company completed three transactions in which three former employees received franchises to operate six existing restaurants with options to purchase the restaurants within two years.  If the options are exercised, one franchisee will also agree to develop two new restaurants in future years.  Proceeds from option transactions will be recognized upon purchase.

During the six months ended June 27, 2004, the Company completed one re-franchising transaction in which a franchisee purchased a total of 10 existing restaurants and agreed to develop a total of 10 new restaurants in future years.  Gross proceeds from the sale were $3.2 million of which $0.3 million was for franchise fees for the initial 10 restaurants. In addition, the Company sold the real property and equipment for one franchised location and assigned the lease and sold the equipment for a second franchised location to the existing franchisee. Gross proceeds from the sale were $0.5 million, of which $0.1 million was for franchise fees and $0.4 million was for the sale of assets and lease assignment.

Financing Cash Flows:

Net cash used in financing activities was $5.2 million and $8.0 million for the six months ended July 3, 2005 and June 27, 2004, respectively.

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

The Company has a $35.0 million revolving credit facility (the “New Credit Facility”).  The $35.0 million revolving credit commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of July 3, 2005 and January 2, 2005, total letters of credit outstanding were $16.0 million and $15.2 million, respectively. During 2005 and 2004, there were no drawings against the letters of credit.  The revolving credit loans bear interest at the Company’s option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the “Base Rate”) (8.75% at July 3, 2005) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (7.78% at July 3, 2005). As of July 3, 2005 there were no revolving credit loans outstanding. As of January 2, 2005, $4.0 million of revolving credit loans were outstanding. As of July 3, 2005 and January 2, 2005, $19.0 million and $15.8 million, respectively, was available for borrowing.

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

The New Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases and sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires the Company to comply with certain financial covenants. On July 23, 2004 and October 19, 2004, the Company obtained limited waivers regarding certain financial covenants of its New Credit Facility, which the Company was not in full compliance with as of June 27, 2004 and September 26, 2004.  On December 17, 2004, the Company amended the New Credit Facility to, among other things, (i) revise certain financial covenants and eliminate the minimum quarterly EBITDA requirement, (ii) amend the Company’s annual capital expenditures limit and (iii) increase the commitment fee from 0.50% to 0.75% of the unused commitment amount.  The Company was in compliance with the covenants under the New Credit Facility as of July 3, 2005. See Note 7 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K/A for the fiscal year ended January 2, 2005 for additional information regarding the Company’s long-term debt.

The Company anticipates requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. Capital expenditures for 2005 are anticipated to be between $20.0 million and $25.0 million in the aggregate, of which between $17.0 million and $21.0 million is expected to be spent on restaurants. The Company’s actual 2005 capital expenditures may vary from these estimated amounts. The Company believes that the combination of the funds generated from operating activities and borrowing availability under its revolving credit facility will be sufficient to meet the Company’s anticipated operating requirements, debt service requirements, lease obligations, capital requirements and obligations associated with the corporate restructurings.

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

Critical Accounting Estimates

The discussion and analysis of the Company’s consolidated financial condition and results of operations are based upon the Company’s interim condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, insurance reserves, recoverability of accounts receivable, income tax valuation allowances and pension and other post-retirement benefits expense.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The critical accounting estimates that the Company believes affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements presented in this report are described in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 2, 2005. There have been no material changes to the critical accounting estimates.

Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on the Company’s financial condition and results of operations. For a discussion of how these and other factors may affect the Company’s business, see the “Forward Looking Statements” above and other factors included in the Company’s other filings with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections–A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable. SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate affected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the first annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. SFAS No. 123R allows companies to choose between the modified-prospective and modified-retrospective transition alternatives in adopting SFAS No. 123R. Under the modified-prospective transition method, compensation cost will be recognized in financial statements issued subsequent to the date of adoption for all shared-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Under the modified-retrospective transition method, compensation cost will be recognized in a manner consistent with the modified-prospective transition method, however, prior period financial statements will also be restated by recognizing compensation cost as previously reported in the pro forma disclosures under SFAS No. 123. The restatement provisions can be applied to either a) all periods presented or b) to the beginning of the fiscal year in which SFAS No. 123R is adopted. The Company expects to adopt SFAS No. 123R on January 2, 2006 using the modified-prospective method. As the Company previously adopted only the pro forma disclosure provisions of SFAS No. 123, the Company will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the overall financial position. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net income (loss) and net income (loss) per share pursuant to SFAS No. 123.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years for such excess tax deductions were $0.8 million and $0.2 million in 2004 and 2003, respectively.

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

Item 4. Controls and Procedures

As of July 3, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2005.

There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders

(a)     An annual meeting of the Company’s shareholders was held on May 11, 2005.

(b)     Not applicable.

(c)     At the Annual Meeting of Shareholders, the shareholders voted on the following matters:

(1)      The election of two Class II Directors to serve until the 2008 Annual Meeting of Shareholders; and

(2)      The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2005.

The voting results were as follows:

Directors	Affirmative Votes	Votes Withheld
Steven L. Ezzes	6,220,106	1,102,378
Perry D. Odak	7,061,813	260,671

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term Expiring in 2006	Term Expiring in 2007
Donald N. Smith	Michael J. Daly
Burton J. Manning

The proposal to approve the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2005 was approved by the shareholders as follows:

Affirmative Votes	Negative Votes	Votes Withheld
6,612,657	693,222	16,605

There were no matters voted upon at the Company’s annual meeting to which broker non-votes applied.

Item 5. Other Information

On May 31, 2005, the Company entered into a Memorandum of Agreement with Lawrence A. Rusinko, the Company’s former Senior Vice President of Marketing.  The Memorandum of Agreement states the terms of severance that will be payable by the Company to Mr. Rusinko.  Mr. Rusinko will continue to receive base salary payments through May 31, 2006, reimbursement of COBRA payments through August 31, 2005, outplacement services through November 30, 2005, and continued financial planning assistance through May 31, 2006.

On July 15, 2005, Mr. Paul Hoagland, the Company’s Chief Financial Officer, elected to participate in the Company’s relocation policy applicable to executives and regional directors, in connection with relocating his principal residence from Hopkinton, MA to Wilbraham, MA, the location of the Company’s principal executive offices. Under the relocation policy, Mr. Hoagland is eligible to receive certain relocation benefits, including financial and other assistance in selling his current home and purchasing a new home, transition-related expenses and tax assistance with respect to such relocation benefits. A copy of the relocation policy is filed as Exhibit 10.2 to this Form 10-Q.

Item 6.  Exhibits

Exhibits

The exhibit index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friendly Ice Cream Corporation

By:	/s/ PAUL V. HOAGLAND
Name: Paul V. Hoagland
Title: Executive Vice President of Administration
and Chief Financial Officer
(Principal Financial Officer)
Date:	August 4, 2005

EXHIBIT INDEX

10.1           Agreement between the Company and Lawrence A. Rusinko effective as of May 31, 2005.*

10.2           Domestic Relocation Policy for Executives/Regional Directors.*

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

* Management contract or compensatory plan or arrangement