Form 10-Q
period 2005-10-02
FRIENDLY ICE CREAM CORP
filed 2005-11-09
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-13579

FRIENDLY ICE CREAM CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2053130
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1855 Boston Road
Wilbraham, Massachusetts	01095
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2005

Common Stock, $.01 par value	7,898,591 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	October 2,	January 2,
	2005	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,134	$13,405
Restricted cash	2,727	1,711
Accounts receivable, net	10,224	10,448
Inventories	15,622	17,545
Deferred income taxes	6,853	6,853
Prepaid expenses and other current assets	6,319	4,562
TOTAL CURRENT ASSETS	65,879	54,524
DEFERRED INCOME TAXES	9,911	10,619
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	148,646	156,232
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization	19,143	20,510
OTHER ASSETS	7,305	6,999
TOTAL ASSETS	$250,884	$248,884

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,378	$5,224
Current maturities of capital lease and finance obligations	1,412	1,533
Accounts payable	23,179	21,536
Accrued salaries and benefits	8,908	8,740
Accrued interest payable	5,049	1,427
Insurance reserves	10,912	9,927
Restructuring reserves	174	1,078
Other accrued expenses	16,858	18,582
TOTAL CURRENT LIABILITIES	67,870	68,047
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	6,302	7,380
LONG-TERM DEBT, less current maturities	225,809	225,752
ACCRUED PENSION COST	17,746	17,532
OTHER LONG-TERM LIABILITIES	34,111	35,199
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock	79	77
Additional paid-in capital	144,218	143,115
Accumulated other comprehensive loss	(20,641)	(20,670)
Accumulated deficit	(224,610)	(227,548)
TOTAL STOCKHOLDERS’ DEFICIT	(100,954)	(105,026)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$250,884	$248,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
		(Restated)		(Restated)
REVENUES:
Restaurant	$109,018	$120,436	$317,909	$339,230
Foodservice	30,786	29,110	87,840	82,273
Franchise	3,753	3,509	10,879	9,822
TOTAL REVENUES	143,557	153,055	416,628	431,325

COSTS AND EXPENSES:
Cost of sales	54,225	57,368	157,482	158,915
Labor and benefits	38,337	42,990	114,773	125,079
Operating expenses	29,326	30,084	82,342	83,109
General and administrative expenses	8,262	9,054	28,239	29,505
Restructuring expenses	—	—	—	2,627
Gain on litigation settlement	—	—	—	(3,644)
Write-downs of property and equipment	—	—	289	91
Depreciation and amortization	5,782	5,533	17,915	16,932
Loss (gain) on franchise sales of restaurant operations and properties	7	(189)	(2,521)	(1,102)
(Gain) loss on disposals of other property and equipment, net	(1,771)	153	(1,403)	661

OPERATING INCOME	9,389	8,062	19,512	19,152

OTHER EXPENSES:
Interest expense, net	5,197	5,235	15,728	16,667
Other (income) expense, principally debt retirement costs	(1)	—	(17)	9,235

INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	4,193	2,827	3,801	(6,750)

(Provision for) benefit from income taxes	(786)	651	(863)	3,566

NET INCOME (LOSS)	$3,407	$3,478	$2,938	$(3,184)

BASIC NET INCOME (LOSS) PER SHARE	$0.43	$0.45	$0.38	$(0.42)

DILUTED NET INCOME (LOSS) PER SHARE	$0.43	$0.44	$0.37	$(0.42)

WEIGHTED AVERAGE SHARES:
Basic	7,840	7,695	7,770	7,611
Diluted	7,988	7,869	7,909	7,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	October 2,	September 26,
	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,938	$(3,184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	68	427
Depreciation and amortization	17,915	16,932
Write-offs of deferred financing costs	—	2,445
Write-downs of property and equipment	289	91
Deferred income tax expense (benefit)	688	(3,566)
Gain on disposals of other property and equipment, net	(3,929)	(459)
Changes in operating assets and liabilities:
Accounts receivable	224	83
Inventories	1,923	(2,985)
Other assets	(2,692)	(3,585)
Accounts payable	1,643	4,960
Accrued expenses and other long-term liabilities	1,222	1,233
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,289	12,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,511)	(15,554)
Proceeds from sales of property and equipment	6,230	4,048
Purchases of marketable securities	(499)	(1,022)
Proceeds from sales of marketable securities	163	89
NET CASH USED IN INVESTING ACTIVITIES	(5,617)	(12,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of New Senior Notes	—	175,000
Proceeds from borrowings under revolving credit facility	16,250	16,750
Proceeds from issuance of mortgages	1,115	—
Repayments of debt	(21,153)	(193,555)
Payments of deferred financing costs	(43)	(6,625)
Principal payments of capital lease and finance obligations	(1,149)	(849)
Stock options exercised	1,037	929
NET CASH USED IN FINANCING ACTIVITIES	(3,943)	(8,350)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,729	(8,397)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,405	25,631

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,134	$17,234

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$11,378	$13,298
Income taxes	686	24
Capital lease obligations terminated	(51)	—
Capital lease obligations incurred	—	3,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information –

The accompanying condensed consolidated financial statements as of October 2, 2005 and for the three and nine months ended October 2, 2005 and September 26, 2004 are unaudited, but have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive income (loss) of Friendly Ice Cream Corporation (“FICC”) and subsidiaries (unless the context indicates otherwise, collectively, the “Company”) have been included. Such adjustments consist solely of normal recurring accruals. Operating results for the three and nine month periods ended October 2, 2005 and September 26, 2004 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company’s business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company’s consolidated financial statements, including the notes thereto, which are contained in the 2004 Annual Report on Form 10-K/A for the fiscal year ended January 2, 2005 (“2004 Annual Report on Form 10-K/A”) should be read in conjunction with these condensed consolidated financial statements. Capitalized terms not otherwise defined herein should be referenced to the 2004 Annual Report on Form 10-K/A.

Use of Estimates in the Preparation of Financial Statements –

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

Inventories –

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following at October 2, 2005 and January 2, 2005 (in thousands):

	October 2,	January 2,
	2005	2005

Raw materials	$1,635	$2,685
Goods in process	141	157
Finished goods	13,846	14,703
Total	$15,622	$17,545

Other Assets –

Other assets included notes receivable of $4,434,000 and $4,524,000, which were net of allowances for doubtful accounts totaling $263,000 as of October 2, 2005 and January 2, 2005, respectively. As of January 2, 2005, notes receivable included a balloon payment of $3,903,000, due from a franchisee on April 15, 2006, for a subordinated promissory note. On July 29, 2005, the Company agreed to extend the term of the note for one year, with a new balloon payment of $3,796,000 due on April 15, 2007.

Also included in other assets as of October 2, 2005 and January 2, 2005 were payments made to fronting insurance carriers of $1,404,000 and $1,402,000, respectively, to establish loss escrow funds.

Other Accrued Expenses–

Other accrued expenses consisted of the following at October 2, 2005 and January 2, 2005 (in thousands):

	October 2,	January 2,
	2005	2005

Accrued rent	$4,684	$4,781
Gift cards outstanding	2,324	4,068
Accrued meals and other taxes	2,284	2,766
Accrued advertising	2,153	1,824
Accrued construction costs	1,325	1,236
Unearned revenues	1,286	1,056
Accrued bonus	78	751
All other	2,724	2,100
Total	$16,858	$18,582

Lease Guarantees and Contingencies –

Primarily as a result of the Company’s re-franchising efforts, the Company remains liable for certain lease assignments and guarantees. These leases have varying terms, the latest of which expires in 2020. As of October 2, 2005, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was $6,093,000. The present value of these potential payments discounted at the Company’s pre-tax cost of debt at October 2, 2005 was $4,704,000. The Company generally has cross-default provisions with franchisees that would put the franchisee in default of its franchise agreement in the event of non-payment under the lease. The Company believes these cross-default provisions significantly reduce the risk that the Company will be required to make payments under these leases and, historically, the Company has not been required to make such payments. Additionally, as of October 2, 2005, the Company has no reason to believe that any franchisee will be unable to fulfill its obligations. Accordingly, no liability had been recorded for exposure under such leases at October 2, 2005 and January 2, 2005.

Income (Loss) Per Share –

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic net income (loss) per share in the future, that were not included in the computation of diluted net income (loss) per share because to do so would have been antidilutive, was 125,086 and 133,989 for the three months ended October 2, 2005 and September 26, 2004, respectively. The number of common stock options which could dilute basic net income (loss) per share in the future, that were not included in the computation of diluted net income (loss) per share because to do so would have been antidilutive, was 125,086 and 271,404 for the nine months ended October 2, 2005 and September 26, 2004, respectively.

During the nine months ended October 2, 2005, the Company granted employee stock options to purchase approximately 120,000 shares of common stock at an exercise price equal to the closing market prices on the dates of grants. During the nine months ended October 2, 2005, 185,312 employee stock options were exercised. The weighted-average exercise prices of the options granted and options exercised were $8.87 and $5.59, respectively.

Presented below is the reconciliation between basic and diluted weighted average shares for the three and nine months ended October 2, 2005 and September 26, 2004 (in thousands):

	For the Three Months Ended
	Basic		Diluted
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Weighted average number of common shares outstanding during the period	7,840	7,695	7,840	7,695
Adjustments:
Assumed exercise of stock options	—	—	148	174
Weighted average number of shares outstanding	7,840	7,695	7,988	7,869

	For the Nine Months Ended
	Basic		Diluted
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Weighted average number of common shares outstanding during the period	7,770	7,611	7,770	7,611
Adjustments:
Assumed exercise of stock options	—	—	139	—
Weighted average number of shares outstanding	7,770	7,611	7,909	7,611

Stock-Based Compensation –

The Company accounts for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  Stock-based compensation cost of $68,000 and $222,000 related to modified stock option awards was included in net income (loss) for the nine months ended October 2, 2005 and September 26, 2004, respectively, for the Company’s Stock Option Plan and the Company’s 2003 Incentive Plan.

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

In accordance with SFAS No. 148, the following table presents the effect on net income (loss) and net income (loss) per share had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Net income (loss) as reported	$3,407	$3,478	$2,938	$(3,184)

Add stock-based compensation expense included in reported net income (loss), net of related income tax benefit	—	—	40	131
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(27)	(103)	(67)	(315)
Pro forma net income (loss)	$3,380	$3,375	$2,911	$(3,368)

Basic net income (loss) per share, as reported	$0.43	$0.45	$0.38	$(0.42)
Basic net income (loss) per share, pro forma	$0.43	$0.44	$0.37	$(0.44)

Diluted net income (loss) per share, as reported	$0.43	$0.44	$0.37	$(0.42)
Diluted net income (loss) per share, pro forma	$0.42	$0.43	$0.37	$(0.44)

Recently Issued Accounting Pronouncements –

In October 2005, the FASB issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP 13-1”).  The FSP concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a leased asset and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense.  The guidance is effective for periods beginning after December 15, 2005. The adoption of FSP 13-1 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable. SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate affected by a change in accounting principles. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the overall financial position. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that statement would have approximated the impact as described in the disclosure of pro forma net income (loss) and net income (loss) per share pursuant to SFAS No. 123.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years for such excess tax deductions were $818,000 and $165,000 in 2004 and 2003, respectively.

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

The following is a summary of the impact of the Restatement on the Company’s condensed consolidated statement of operations for the three and nine months ended September 26, 2004 (in thousands except per share data):

	For the Three Months Ended September 26, 2004
	As Previously
	Reported	Adjustments	Restated

Operating expenses	$29,997	$87	$30,084
Depreciation and amortization	5,407	126	5,533
Operating income	8,275	(213)	8,062
Income before benefit from income taxes	3,040	(213)	2,827
Benefit from income taxes	563	88	651
Net income	3,603	(125)	3,478

Basic net income per share	0.47	(0.02)	0.45
Diluted net income per share	0.46	(0.02)	0.44

	For the Nine Months Ended September 26, 2004
	As Previously
	Reported	Adjustments	Restated

Operating expenses	$82,855	$254	$83,109
Depreciation and amortization	16,583	349	16,932
Operating income	19,755	(603)	19,152
Loss before benefit from income taxes	(6,147)	(603)	(6,750)
Benefit from income taxes	3,319	247	3,566
Net loss	(2,828)	(356)	(3,184)

Basic and diluted net loss per share	(0.37)	(0.05)	(0.42)

3. EMPLOYEE BENEFIT PLANS

The components of net periodic pension expense (benefit) for the three and nine months ended October 2, 2005 and September 26, 2004 were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Interest cost	$1,671	$1,651	$5,013	$4,953
Expected return on assets	(2,072)	(2,348)	(6,216)	(7,043)
Net amortization:
Unrecognized net actuarial loss	473	168	1,418	503

Net periodic pension expense (benefit)	$72	$(529)	$215	$(1,587)

The components of the net postretirement medical and life insurance benefit cost for the three and nine months ended October 2, 2005 and September 26, 2004 were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Service cost	$41	$28	$122	$84
Interest cost	114	116	344	348
Recognized actuarial loss	21	23	62	68
Net amortization of unrecognized prior service benefit	(36)	(35)	(107)	(106)

Net postretirement benefit cost	$140	$132	$421	$394

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which introduced a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. On May 19, 2004, the FASB issued Financial Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) to discuss certain accounting and disclosure issues raised by the Act. FSP 106-2 addresses accounting for the federal subsidy for the sponsors of single employer postretirement health care plans and disclosure requirements for plans for which the employer has not yet been able to determine actuarial equivalency. Except for certain nonpublic entities, FSP 106-2 became effective for the first interim or annual period beginning after June 15, 2004 (the quarter ended September 26, 2004 for the Company).

Based on regulations issued by the Centers for Medicare & Medicaid Services, the Company has concluded that, for certain participants, the benefits provided are at least actuarially equivalent to benefits available through Medicare Part D.  The Company has determined that the effects of the Act are not significant. Therefore, the reported net benefit cost and the accumulated benefit obligation of the Company’s postretirement medical and life insurance plan in the accompanying condensed consolidated financial statements and notes thereto does not reflect the effects of the Act. The Company will recognize the effect on the next measurement date, which will be included in the consolidated financial statements for the year ending January 1, 2006.

4. WRITE-DOWNS OF PROPERTY

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets related to each restaurant to be held and used in the business quarterly for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. The Company evaluates restaurants using a “two-year history of cash flow” as the primary indicator of potential impairment. Based on the best information available, the Company writes down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. Estimated fair market value is based on the Company’s experience selling similar properties and local market conditions, less costs to sell for properties to be disposed of. In addition, restaurants scheduled for closing are reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.  SFAS No. 144 requires a long-lived asset to be disposed of other than by sale to be classified as held and used until it is disposed of.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs and sublease income. Accordingly, actual results could vary from estimates.

During the quarter ended October 2, 2005, the Company committed to a plan to sell one closed restaurant property. The Company determined that the plan of sale criteria in SFAS No. 144 was met.  Accordingly, the carrying values of this property as of October 2, 2005 and January 2, 2005, respectively, of $165,000 and $180,000 was included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The carrying value of this property was not adjusted since the carrying value is less than the estimated fair market value less costs to sell.

During the nine months ended October 2, 2005, the Company identified two restaurant properties to be disposed of other than by sale.  The Company determined that the carrying values of these restaurant properties exceeded their estimated undiscounted cash flows and the carrying values were reduced by an aggregate of $289,000 accordingly. During the nine months ended September 26, 2004, the Company determined that the carrying value of a vacant restaurant land parcel and the carrying value of one restaurant property exceeded their estimated fair values less costs to sell.  The carrying values were reduced by an aggregate of $91,000.

The table below identifies the components of the “(Gain)/loss on disposals of other property and equipment, net” as shown on the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Restaurant equipment assets retired due to remodeling	$—	$22	$220	$195
Restaurant equipment assets retired due to replacement	51	131	146	290
(Gain) loss on property not held for disposition	(1,942)	—	(1,902)	63
All other	120	—	133	113
(Gain) loss on disposals of other property and equipment, net	$(1,771)	$153	$(1,403)	$661

5. DEBT

Debt at October 2, 2005 and January 2, 2005 consisted of the following (in thousands):

	October 2,	January 2,
	2005	2005

New Senior Notes, 8 3/8%, due June 15, 2012	$175,000	$175,000
Revolving credit loans, due June 30, 2007	—	4,000
Mortgage loans, due October 3, 2005 through January 1, 2022	52,187	51,976
Total debt	227,187	230,976
Less: current portion	(1,378)	(5,224)
Total long-term debt	$225,809	$225,752

In February 2004, the Company announced a cash tender offer and consent solicitation for $176 million of its Senior Notes to be financed with the proceeds from a $175 million private offering of new 8.375% senior notes (the “New Senior Notes”), available cash and an amended revolving credit facility. In March 2004, $127.4 million of aggregate principal amount of Senior Notes were purchased at the tender offer and consent solicitation price of 104% of the principal amount and $0.4 million of aggregate principal amount of Senior Notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.  In connection with the tender offer, the Company wrote off unamortized deferred financing costs and incurred other direct expenses of $9.2 million that were included in the accompanying condensed consolidated statement of operations for the nine months ended September 26, 2004.

The $175 million of New Senior Notes issued in March 2004 are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility (as defined below). The New Senior Notes mature on June 15, 2012. Interest on the New Senior Notes is payable at 8.375% per annum semi-annually on June 15 and December 15 of each year.  The New Senior Notes are redeemable, in whole or in part, at any time on or after June 15, 2008 at FICC’s option at redemption prices from 104.188% to 100.00%, based on the redemption date.  In addition, at any time prior to June 15, 2007, FICC may redeem, subject to certain conditions, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds of one or more qualified equity offerings, as defined, at a redemption price of 108.375% of the principal amount, plus accrued interest.

The Company has a $35.0 million revolving credit facility (the “New Credit Facility”).  The $35.0 million revolving credit commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of October 2, 2005 and January 2, 2005, total letters of credit outstanding were $16.0 million and $15.2 million, respectively. During the nine months ended October 2, 2005 and September 26, 2004, there were no drawings against the letters of credit.  The revolving credit loans bear interest at the Company’s option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the “Base Rate”) (9.25% at October 2, 2005) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (8.30% at October 2, 2005). As of October 2, 2005 there were no revolving credit loans outstanding. As of January 2, 2005, $4.0 million of revolving credit loans were outstanding. As of October 2, 2005 and January 2, 2005, $19.0 million and $15.8 million, respectively, was available for borrowing.

The New Credit Facility has an annual “clean-up” provision, which obligates the Company to repay in full any and all outstanding revolving credit loans on or before September 30, 2005 and maintain a zero balance on such revolving credit for at least 30 consecutive days, to include September 30, 2005 immediately following the date of such repayment.  Commencing in 2006, the annual “clean-up” provision will require the Company to repay in full any and all outstanding revolving credit loans on or before June 15 (or if June 15 is not a business day, as defined, then the next business day) of each year and maintain a zero balance on such revolving credit for at least 15 consecutive days, to include June 15, immediately following the date of such repayment.

The New Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases and sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires the Company to comply with certain financial covenants. On July 23, 2004 and October 19, 2004, the Company obtained limited waivers regarding certain financial covenants of its New Credit Facility, which the Company was not in full compliance with as of June 27, 2004 and September 26, 2004.  On December 17, 2004, the Company amended the New Credit Facility to, among other things, (i) revise certain financial covenants and eliminate the minimum quarterly EBITDA requirement, (ii) amend the Company’s annual capital expenditures limit and (iii) increase the commitment fee from 0.50% to 0.75% of the unused commitment amount.  The Company was in compliance with the covenants under the New Credit Facility as of October 2, 2005.

At this time, the Company believes that it may not be in compliance with certain financial covenants under the New Credit Facility as of January 1, 2006. Based on ongoing discussions with its lenders, its projected limited borrowings under the New Credit Facility and its projected liquidity related to the fourth quarter and beyond, the Company believes it will likely seek and obtain a covenant waiver and amendment to the New Credit Facility or a new credit facility will be secured. In the event that the Company is not able to remedy such covenant violations at January 1, 2006, the Company will be in default under the New Credit Facility and, pursuant to cross default provisions, a technical default could be triggered regarding the Company’s New Senior Notes, which would require a waiver or an amendment of that facility in order to maintain the current payment schedule of the New Senior Notes.

In connection with the Company’s financial restructuring completed in December 2001, the Company received proceeds of $55.0 million in a long-term mortgage financing (the

“Mortgage Financing”).  Pursuant to the terms of the Mortgage Financing, the Company may sell properties securing the Mortgage Financing obligations provided that other properties are substituted in place of the sold properties to secure the Mortgage Financing.  The substituted properties must meet certain requirements under the terms of the Mortgage Financing.  In August 2005, proceeds of $0.4 million and $2.7 million were received in connection with the sale of two mortgaged properties.  Substitution properties must secure the Mortgage Financing obligations no later than March 1, 2006.  As of October 2, 2005, balances of $0.4 million and $1.3 million were held as collateral pending property substitution and were included in restricted cash on the accompanying condensed consolidated balance sheet as of October 2, 2005.

In September 2005, the Company acquired mortgage financing secured by its newly constructed Milford, MA restaurant. The financing provided for a real estate improvement and equipment loan. The real estate improvement loan has a principal balance of $0.8 million, maturing October 1, 2010 and is amortized over 15 years. The equipment loan has a principal balance of $0.3 million, maturing October 1, 2010 and is amortized over 7 years. The interest rate is variable and is the sum of the 30-day LIBOR rate in effect (3.86% at October 2, 2005) plus 4% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed, due to interest rate changes, are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The variable rate notes are subject to prepayment penalties during the first three years.

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

	For the Three Months Ended		For the Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Restaurant	$109,018	$120,436	$317,909	$339,230
Foodservice	62,576	65,088	181,960	182,364
Franchise	3,753	3,509	10,879	9,822
Total	$175,347	$189,033	$510,748	$531,416

Intersegment revenues:
Restaurant	$—	$—	$—	$—
Foodservice	(31,790)	(35,978)	(94,120)	(100,091)
Franchise	—	—	—	—
Total	$(31,790)	$(35,978)	$(94,120)	$(100,091)

External revenues:
Restaurant	$109,018	$120,436	$317,909	$339,230
Foodservice	30,786	29,110	87,840	82,273
Franchise	3,753	3,509	10,879	9,822
Total	$143,557	$153,055	$416,628	$431,325

	For the Three Months Ended		For the Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(in thousands)		(in thousands)

EBITDA:
Restaurant	$9,940	$11,845	$29,012	$32,435
Foodservice	4,344	3,323	10,725	9,725
Franchise	2,736	2,506	7,848	6,909
Corporate	(3,621)	(4,084)	(13,784)	(14,211)
Gain on property and equipment, net	1,772	5	3,915	300
Restructuring expenses	—	—	—	(2,627)
Gain on litigation settlement	—	—	—	3,644
Net periodic pension expense (benefit) included in reporting segments	72	(529)	215	(1,587)
Total	$15,243	$13,066	$37,931	$34,588

Interest expense, net-Corporate	$5,197	$5,235	$15,728	$16,667

Other (income) expense, principally debt retirement costs	$(1)	$—	$(17)	$9,235

Depreciation and amortization:
Restaurant	$4,185	$3,853	$12,996	$11,777
Foodservice	800	814	2,427	2,503
Franchise	37	67	117	183
Corporate	760	799	2,375	2,469
Total	$5,782	$5,533	$17,915	$16,932

Other non-cash expense (income):
Net periodic pension expense (benefit)	$72	$(529)	$215	$(1,587)
Write-downs of property and equipment	—	—	289	91
Total	$72	$(529)	$504	$(1,496)

Income (loss) before (provision for) benefit from income taxes:
Restaurant	$5,755	$7,992	$16,016	$20,658
Foodservice	3,544	2,509	8,298	7,222
Franchise	2,699	2,439	7,731	6,726
Corporate	(9,577)	(10,118)	(31,870)	(42,582)
Gain on property and equipment, net	1,772	5	3,626	209
Restructuring expenses	—	—	—	(2,627)
Gain on litigation settlement	—	—	—	3,644
Total	$4,193	$2,827	$3,801	$(6,750)

	For the Nine	For the Year
	Months Ended	Ended
	October 2,	January 2,
	2005	2005
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$9,847	$20,309
Foodservice	1,141	1,700
Corporate	522	1,170
Total	$11,510	$23,179

	October 2,	January 2,
	2005	2005
	(in thousands)
Total assets:
Restaurant	$137,861	$142,366
Foodservice	37,336	40,567
Franchise	7,319	7,726
Corporate	68,368	58,225
Total	$250,884	$248,884

7. RESTRUCTURING RESERVES

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

The following represents the reserve and activity associated with the March 2004, October 2001 and March 2000 restructurings (in thousands):

	For the Nine Months Ended October 2, 2005
	Restructuring			Restructuring
	Reserves as of			Reserves as of
	January 2, 2005	Expense	Costs Paid	October 2, 2005

Rent	$92	$—	$(92)	$—
Severence pay	952	—	(778)	174
Other	34	—	(34)	—
Total	$1,078	$—	$(904)	$174

	For the Nine Months Ended September 26, 2004
	Restructuring			Restructuring
	Reserves as of			Reserves as of
	December 28, 2003	Expense	Costs Paid	September 26, 2004

Rent	$319	$—	$(165)	$154
Utilities and real estate taxes	40	—	(16)	24
Severence pay	—	2,549	(1,284)	1,265
Outplacement services	—	78	(78)	—
Other	82	—	(53)	29
Total	$441	$2,627	$(1,596)	$1,472

Based on information currently available, management believes that the restructuring reserves as of October 2, 2005 were adequate and not excessive.

8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligations related to its $175,000,000 8.375% senior notes (the “New Senior Notes”) issued in March 2004 are guaranteed fully and unconditionally by one of FICC’s wholly owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Restaurant Insurance Corporation, Friendly’s Realty I, LLC, Friendly’s Realty II, LLC and Friendly’s Realty III, LLC (collectively, the “Non-guarantor Subsidiaries”). All of the LLCs’ assets were owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs’ assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of October 2, 2005 and January 2, 2005 and for the three and nine months ended October 2, 2005 and September 26, 2004 are not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of October 2, 2005

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$19,159	$1,170	$3,805	$—	$24,134
Restricted cash	—	—	2,727	—	2,727
Accounts receivable, net	8,404	1,820	—	—	10,224
Inventories	15,622	—	—	—	15,622
Deferred income taxes	6,705	18	—	130	6,853
Prepaid expenses and other current assets	12,336	2,133	7,783	(15,933)	6,319
Total current assets	62,226	5,141	14,315	(15,803)	65,879
Deferred income taxes	9,675	366	—	(130)	9,911
Property and equipment, net	105,348	—	43,298	—	148,646
Intangibles and deferred costs, net	17,022	—	2,121	—	19,143
Investments in subsidiaries	1,568	—	—	(1,568)	—
Other assets	6,390	4,170	915	(4,170)	7,305

Total assets	$202,229	$9,677	$60,649	$(21,671)	$250,884

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$9,251	$—	$1,315	$(7,776)	$2,790
Accounts payable	23,179	—	—	—	23,179
Accrued expenses	39,696	4,091	5,946	(7,832)	41,901
Total current liabilities	72,126	4,091	7,261	(15,608)	67,870
Long-term obligations, less current maturities	182,354	—	49,757	—	232,111
Other long-term liabilities	48,703	1,068	6,581	(4,495)	51,857
Stockholders’ (deficit) equity	(100,954)	4,518	(2,950)	(1,568)	(100,954)

Total liabilities and stockholders’ (deficit) equity	$202,229	$9,677	$60,649	$(21,671)	$250,884

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended October 2, 2005

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$140,721	$2,836	$—	$—	$143,557

Costs and expenses:
Cost of sales	54,225	—	—	—	54,225
Labor and benefits	38,337	—	—	—	38,337
Operating expenses and write-downs of property and equipment	31,075	—	(1,749)	—	29,326
General and administrative expenses	7,106	1,155	1	—	8,262
Depreciation and amortization	5,230	—	552	—	5,782
Loss on franchise sales of restaurant operations and properties	7	—	—	—	7
Loss (gain) on disposals of other property and equipment, net	385	—	(2,156)	—	(1,771)
Interest expense, net	4,065	—	1,132	—	5,197
Other income	(1)	—	—	—	(1)

Income before provision for income taxes and equity in net income of consolidated subsidiaries	292	1,681	2,220	—	4,193

Provision for income taxes	(43)	(689)	(54)	—	(786)

Income before equity in net income of consolidated subsidiaries	249	992	2,166	—	3,407

Equity in net income of consolidated subsidiaries	3,158	—	—	(3,158)	—

Net income	$3,407	$992	$2,166	$(3,158)	$3,407

Supplemental Condensed Consolidating Statement of Operations

For the Nine Months Ended October 2, 2005

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$408,306	$8,322	$—	$—	$416,628

Costs and expenses:
Cost of sales	157,482	—	—	—	157,482
Labor and benefits	114,773	—	—	—	114,773
Operating expenses and write-downs of property and equipment	87,878	—	(5,247)	—	82,631
General and administrative expenses	24,773	3,465	1	—	28,239
Depreciation and amortization	16,248	—	1,667	—	17,915
Gain on franchise sales of restaurant operations and properties	(2,521)	—	—	—	(2,521)
Loss (gain) on disposals of other property and equipment, net	753	—	(2,156)	—	(1,403)
Interest expense, net	12,351	—	3,377	—	15,728
Other income	(17)	—	—	—	(17)

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(3,414)	4,857	2,358	—	3,801

Benefit from (provision for) income taxes	1,289	(1,991)	(161)	—	(863)

(Loss) income before equity in net income of consolidated subsidiaries	(2,125)	2,866	2,197	—	2,938

Equity in net income of consolidated subsidiaries	5,063	—	—	(5,063)	—

Net income	$2,938	$2,866	$2,197	$(5,063)	$2,938

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended October 2, 2005

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$20,437	$(190)	$676	$(634)	$20,289

Cash flows from investing activities:
Purchases of property and equipment	(11,511)	—	—	—	(11,511)
Proceeds from sales of property and equipment	3,358	—	2,872	—	6,230
Purchases of marketable securities	(499)	—	—	—	(499)
Proceeds from sales of marketable securities	163	—	—	—	163
Return of investment in subsidiary	378	—	—	(378)	—
Net cash (used in) provided by investing activities	(8,111)	—	2,872	(378)	(5,617)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	16,250	—	—	—	16,250
Proceeds from issuance of mortgages	1,115	—	—	—	1,115
Repayments of obligations	(21,399)	—	(903)	—	(22,302)
Payments of deferred financing costs	(43)	—	—	—	(43)
Stock options exercised	1,037	—	—	—	1,037
Reinsurance deposits received	—	—	114	(114)	—
Reinsurance payments made from deposits	—	—	(748)	748	—
Dividends paid	—	—	(378)	378	—
Net cash used in financing activities	(3,040)	—	(1,915)	1,012	(3,943)

Net increase (decrease) in cash and cash equivalents	9,286	(190)	1,633	—	10,729

Cash and cash equivalents, beginning of period	9,873	1,360	2,172	—	13,405

Cash and cash equivalents, end of period	$19,159	$1,170	$3,805	$—	$24,134

Supplemental disclosures:
Interest paid	$7,982	$—	$3,396	$—	$11,378
Income taxes (refunded) paid	(2,057)	2,584	159	—	686
Capital lease obligations terminated	51	—	—	—	51

Supplemental Condensed Consolidating Balance Sheet

As of January 2, 2005

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$9,873	$1,360	$2,172	$—	$13,405
Restricted cash	—	—	1,711	—	1,711
Accounts receivable, net	8,548	1,900	—	—	10,448
Inventories	17,545	—	—	—	17,545
Deferred income taxes	6,705	18	—	130	6,853
Prepaid expenses and other current assets	11,171	2,512	7,782	(16,903)	4,562
Total current assets	53,842	5,790	11,665	(16,773)	54,524
Deferred income taxes	10,383	366	—	(130)	10,619
Property and equipment, net	110,707	—	45,525	—	156,232
Intangibles and deferred costs, net	18,234	—	2,276	—	20,510
Investments in subsidiaries	(3,117)	—	—	3,117	—
Other assets	6,083	1,216	915	(1,215)	6,999

Total assets	$196,132	$7,372	$60,381	$(15,001)	$248,884

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$13,309	$—	$1,224	$(7,776)	$6,757
Accounts payable	21,536	—	—	—	21,536
Accrued expenses	38,085	4,829	5,650	(8,810)	39,754
Total current liabilities	72,930	4,829	6,874	(16,586)	68,047
Long-term obligations, less current maturities	182,380	—	50,752	—	233,132
Other long-term liabilities	45,848	891	7,524	(1,532)	52,731
Stockholders’ (deficit) equity	(105,026)	1,652	(4,769)	3,117	(105,026)

Total liabilities and stockholders’ (deficit) equity	$196,132	$7,372	$60,381	$(15,001)	$248,884

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended September 26, 2004

(Restated)

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$150,164	$2,891	$—	$—	$153,055

Costs and expenses:
Cost of sales	57,368	—	—	—	57,368
Labor and benefits	42,990	—	—	—	42,990
Operating expenses and write-downs of property and equipment	31,823	—	(1,739)	—	30,084
General and administrative expenses	7,899	1,155	—	—	9,054
Depreciation and amortization	4,975	—	558	—	5,533
Gain on franchise sales of restaurant operations and properties	(189)	—	—	—	(189)
Loss on disposals of other property and equipment, net	140	—	13	—	153
Interest expense, net	4,103	—	1,132	—	5,235

Income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	1,055	1,736	36	—	2,827

Benefit from (provision for) income taxes	1,413	(712)	(50)	—	651

Income (loss) before equity in net income of consolidated subsidiaries	2,468	1,024	(14)	—	3,478

Equity in net income of consolidated subsidiaries	1,010	—	—	(1,010)	—

Net income (loss)	$3,478	$1,024	$(14)	$(1,010)	$3,478

Supplemental Condensed Consolidating Statement of Operations

For the Nine Months Ended September 26, 2004

(Restated)

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$423,217	$8,108	$—	$—	$431,325

Costs and expenses:
Cost of sales	158,915	—	—	—	158,915
Labor and benefits	125,079	—	—	—	125,079
Operating expenses and write-downs of property and equipment	88,411	—	(5,211)	—	83,200
General and administrative expenses	26,040	3,465	—	—	29,505
Restructuring expenses	2,627	—	—	—	2,627
Gain on litigation settlement	(3,644)	—	—	—	(3,644)
Depreciation and amortization	15,247	—	1,685	—	16,932
Gain on franchise sales of restaurant operations and properties	(1,102)	—	—	—	(1,102)
Loss on disposals of other property and equipment, net	645	—	16	—	661
Interest expense, net	13,280	—	3,387	—	16,667
Other expenses, principally debt retirement costs	9,235	—	—	—	9,235

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(11,516)	4,643	123	—	(6,750)

Benefit from (provision for) income taxes	5,617	(1,904)	(147)	—	3,566

(Loss) income before equity in net income of consolidated subsidiaries	(5,899)	2,739	(24)	—	(3,184)

Equity in net income of consolidated subsidiaries	2,715	—	—	(2,715)	—

Net (loss) income	$(3,184)	$2,739	$(24)	$(2,715)	$(3,184)

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

Overview

The Company’s revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. As of October 2, 2005, Friendly’s operated 330 full-service restaurants, franchised 198 full-service restaurants and seven non-traditional units and manufactured a full line of premium ice cream desserts distributed through more than 4,500 supermarkets and other retail locations in 13 states.

Following is a summary of the Company-operated and franchised units:

	For the Three Months Ended		For the Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Company Units:
Beginning of period	332	360	347	380
Openings	—	4	1	4
Refranchised closings	—	—	(10)	(18)
Closings	(2)	(6)	(8)	(8)
End of period	330	358	330	358

Franchised Units:
Beginning of period	205	186	195	163
Refranchised openings	—	—	10	18
Openings	—	2	2	7
Closings	—	(2)	(2)	(2)
End of period	205	186	205	186

Three months ended October 2, 2005 compared with three months ended September 26, 2004

Revenues:

Total Revenues - Total revenues decreased $9.5 million, or 6.2%, to $143.6 million for the three months ended October 2, 2005 from $153.1 million for the same period in 2004.

Restaurant Revenues - Restaurant revenues decreased $11.4 million, or 9.5%, to $109.0 million for the three months ended October 2, 2005 from $120.4 million for the same period in 2004. Comparable Company-operated restaurant revenues decreased 4.0%, from the 2004 quarter to the 2005 quarter as the Company experienced declines in comparable Company-operated restaurant revenues of 11.4%, 14.9% and 11.2% during the first three weeks of September 2005.  Higher prices for gasoline, especially during the three weeks in September 2005 post hurricane Katrina, appeared to have had a negative impact on the number of customer visits during all day-parts with the Company’s afternoon and evening snack periods experiencing the greatest declines. The closing of 16 locations and the re-franchising of 19 locations over the past 15 months resulted in declines of $2.6 million and $5.5 million, respectively, in restaurant revenues in the third quarter of 2005 as compared to the same period in 2004. These declines were partially offset by increased revenues of $1.0 million in the third quarter of 2005 as compared to the same period in 2004 due to the opening of five new restaurants over the past 15 months. There were no new restaurants opened during the third quarter of 2005.

Foodservice Revenues - Foodservice (product sales to franchisees and retail customers) revenues increased $1.7 million, or 5.8% to $30.8 million for the three months ended October 2, 2005 from $29.1 million for the three months ended September 26, 2004. This increase was partially due to a $0.7 million increase in franchised restaurant product revenue resulting from the increased number of franchised restaurants in the third quarter of 2005 compared to the same period in 2004.  Sales to foodservice retail supermarket customers increased $1.0 million due to fewer promotions during the 2005 quarter and a 0.3% increase in case volume in the Company’s retail supermarket business in the three months ended October 2, 2005 when compared to the three months ended September 26, 2004. Case volume increased primarily as a result of higher volume of individual sundae cups and the introduction of new decorative cakes.

Franchise Revenues - Franchise royalty and fee revenues increased $0.3 million, or 7.0%, to $3.8 million for the three months ended October 2, 2005 compared to $3.5 million for the same period in 2004 due primarily to increases in royalties on franchised sales and rental income for leased and subleased franchise locations, partially offset by a decline in franchise fees.

Royalties on franchised sales increased $0.2 million for the three months ended October 2, 2005 as compared to the same period in 2004. Comparable franchised revenues decreased 2.6% from the three months ended September 26, 2004 to the three months ended October 2, 2005 largely due to a 7.8% decline in comparable sales in the month of September. Higher prices for gasoline, especially during the three weeks in September 2005 post hurricane Katrina, appeared to have had a negative impact on the number of customer visits. The opening of five new franchise restaurants and 19 re-franchised restaurants during the last 15 months increased royalty revenues by $0.3 million while the closing of five under-performing locations during the same period had minimal impact.

Initial franchise fees decreased $0.2 million during the three months ended October 2, 2005 when compared to the same period in 2004. During the three months ended September 26, 2004, the Company received $0.1 million in franchise fees related to the sale of leasehold improvements and equipment and the assignment of a lease for one refranchised location and the sale of equipment at three other refranchised locations to the existing franchisee.  Additionally, during the three months ended September 26, 2004, the Company received $0.1 in franchise fees from the opening of two new locations during that period.

An increase in rental income for leased and subleased franchise locations of $0.3 million due primarily to an increased number of leased and subleased franchised locations contributed to the higher revenues for the three months ended October 2, 2005 compared to the same period in 2004. There were 205 and 186 franchise units open at October 2, 2005 and September 26, 2004, respectively.

Cost of sales:

Cost of sales decreased $3.2 million, or 5.5%, to $54.2 million for the three months ended October 2, 2005 from $57.4 million for the same period in 2004. Cost of sales as a percentage of total revenues was 37.8% and 37.5% for the three months ended October 2, 2005 and September 26, 2004, respectively.

The slight increase in cost of sales as a percentage of total revenues for the three months ended October 2, 2005 compared to the same period in 2004 was primarily due to a shift in sales mix from Company-operated restaurant sales to foodservice sales. Foodservice sales to franchisees and retail supermarket customers (21.4% and 19.0% of total revenues for the three months ended October 2, 2005 and September 26, 2004, respectively) have higher food costs as a percentage of revenue, at 90.3%, than sales in Company-operated restaurants to restaurant patrons. The growth in franchise revenues reduced cost of sales as a percentage of total revenues by 0.1% for the three months ended October 2, 2005 when compared to the 2004 period since franchise revenues have no product costs associated with such revenues. Additionally, foodservice retail sales promotional allowances, recorded as offsets to revenues, decreased by 4.6% in the 2005 quarter as a percentage of sales to foodservice retail supermarket customers when compared to the 2004 quarter due to fewer promotions during the 2005 quarter. This decrease also had a favorable impact on the overall cost of sales as a percentage of total revenues as did a lower cost for cream in the 2005 period when compared to the same period in 2004. Manufacturing efficiencies improved in the current period when compared to the same period a year ago due to cost reductions associated with scheduling improvements; however, higher fuel costs in the 2005 period versus the 2004 period offset some of the benefit.

Restaurant cost of sales as a percentage of restaurant revenues decreased to 27.3% in the third quarter of 2005 from 27.5% in the third quarter of 2004. The decrease in the 2005 quarter when compared to the 2004 quarter was in part due to lower cream prices in the current period when compared the same period a year ago and fewer free dessert promotions in the 2005 quarter.

The cost of cream was approximately $0.5 million lower in the three months ended October 2, 2005 when compared to the three months ended September 26, 2004. For the remainder of 2005, the Company expects that cream prices will be lower than the prices experienced in 2004.  Futures and options on AA butter are traded on the Chicago Mercantile Exchange and AA butter is the commodity used to derive the price of cream.  A table showing the average monthly price of a pound of AA butter obtained from market quotes provided by the USDA’s Agricultural Marketing Service is included elsewhere herein.

Labor and benefits:

Labor and benefits decreased $4.7 million, or 10.8%, to $38.3 million for the three months ended October 2, 2005 from $43.0 million for the three months ended September 26, 2004. Labor and benefits as a percentage of total revenues decreased to 26.7% in the 2005 quarter from 28.1% in the 2004 quarter. As a percentage of restaurant revenues, labor and benefits decreased to 35.2% in the 2005 quarter from 35.7% in the 2004 quarter. Lower hourly labor costs accounted for 0.4% of the decrease in labor and benefits costs as a percentage of restaurant revenues, which was the result of restructuring of the restaurant management team, with fewer guest service supervisors and more servers, resulting in lower average hourly rates.  Restaurant general manager bonuses were also lower during the 2005 period when compared to the same period in 2004, due primarily to a change in the bonus plan, and accounted for 0.6% of the period to period decrease in labor and benefits costs as a percentage of restaurant revenues.  Also as a percentage of restaurant revenues, partially offsetting these benefits, were increases in pension expense and other fringe costs of 0.4% and 0.1%, respectively, in the 2005 period when compared to the 2004 period. Revenue increases derived from franchised locations and product sales to franchisees and retail customers, which do not have any associated restaurant labor and benefits, also contributed to the lower labor and benefits as a percentage of total revenues.

Operating expenses:

Operating expenses decreased $0.8 million, or 2.5%, to $29.3 million for the three months ended October 2, 2005 from $30.1 million for the three months ended September 26, 2004. Operating expenses as a percentage of total revenues were 20.4% and 19.7% in the 2005 and 2004 periods, respectively.  The 0.7% increase in operating expenses as a percentage of total revenues resulted from higher restaurant costs for utilities and maintenance of 0.5% and 0.6% in the 2005 period when compared to the 2004 period, respectively. Total advertising costs as a percentage of total revenues were lower by 0.4% in the 2005 period when compared to the same period in 2004.

General and administrative expenses:

General and administrative expenses were $8.3 million and $9.1 million for the three months ended October 2, 2005 and September 26, 2004, respectively. General and administrative expenses as a percentage of total revenues decreased to 5.8% in the 2005 period from 5.9% in the 2004 period. The $0.8 million decrease is primarily the result of decreases in bonuses, outside restaurant guest evaluation services, Sarbanes-Oxley related audit fees and recruitment costs of $0.4 million, $0.3 million, $0.3 million and $0.3 million, respectively.  Partially offsetting these decreases were higher costs of $0.4 million for other professional services and $0.1 million for severance during the three-month period ended October 2, 2005.

Depreciation and amortization:

Depreciation and amortization was $5.8 million and $5.5 million for the three months ended October 2, 2005 and September 26, 2004, respectively. Depreciation and amortization as a percentage of total revenues was 4.0% and 3.6% in the 2005 and 2004 quarters, respectively.  The increase in depreciation expense is primarily the result of the opening of five new restaurants over the last 15 months and the reduction of the lives of leasehold improvement assets as a result of management decisions to close certain leased properties sooner than previously anticipated.

Gain on franchise sales of restaurant operations and properties:

During the three months ended September 26, 2004, the Company sold leasehold improvements and equipment and assigned the lease for one refranchised location and sold equipment at three other refranchised locations to the existing franchisee, resulting in gains of approximately $0.2 million.

(Gain) loss on disposals of other property and equipment, net:

The gain on disposals of other property and equipment, net, was $1.8 million for the three months ended October 2, 2005 primarily due to the sale of two restaurant properties.  The loss on disposals of other property and equipment, net was $0.2 million for the three months ended September 26, 2004.  The table below identifies the components of the (gain) loss on disposals of other property and equipment, net as shown on the accompanying condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	October 2,	September 26,
	2005	2004

Restaurant equipment assets retired due to remodeling	$—	$22
Restaurant equipment assets retired due to replacement	51	131
Gain on property not held for disposition	(1,942)	—
All other	120	—
(Gain) loss on disposals of other property and equipment, net	$(1,771)	$153

Interest expense, net:

Interest expense, net of capitalized interest and interest income, was $5.2 million for the three months ended October 2, 2005 and September 26, 2004.

Provision for (benefit from) income taxes:

The provision for income taxes was $0.8 million, or 18.7% of income before provision for income taxes, for the three months ended October 2, 2005. Generally, the Company records income taxes based on the effective rate for the year with any changes in the valuation allowance reflected in the period of change. Had the Company used the effective tax rate anticipated for the fiscal year, an unreliable rate would have resulted due to the impact of federal tax credits on lower than originally anticipated pre-tax earnings. Accordingly, the Company chose to compute tax expense for the period using the statutory rate of 41% less the anticipated tax benefit from applicable tax credits.

The Company had approximately $16.8 million of net deferred tax assets recorded as of October 2, 2005, for which no valuation allowance has been established since management believes it is more likely than not that the benefit of these assets will be realized in future periods from future taxable income.  A key source of future taxable income includes gains from refranchising Company-operated restaurants, the benefits from future improvements to be made to customer service in Company-operated restaurants and additional taxable income from the Company’s retail supermarket ice cream business.  Management evaluates the need for a valuation allowance on a quarterly basis.  A more in depth evaluation is made as part of the annual and strategic planning process conducted in the fourth quarter of each year.

The benefit from income taxes was $0.7 million, an effective tax rate of 23.0%, for the three months ended September 26, 2004.  The tax rate for the 2004 fiscal year was 68.8%, as the final benefit from income taxes for 2004 included a $2.2 million reversal of income tax accruals recorded in prior years. These accruals related to tax matters that, based upon additional information obtained during the fourth quarter of 2004, were no longer necessary.  The reversal was recorded in the fourth quarter of 2004.

Net income:

Net income was $3.4 million and $3.5 million for the three months ended October 2, 2005 and September 26, 2004, respectively, for the reasons discussed above.

Nine months ended October 2, 2005 compared with nine months ended September 26, 2004

Revenues:

Total Revenues - Total revenues decreased $14.7 million, or 3.4%, to $416.6 million for the nine months ended October 2, 2005 from $431.3 million for the same period in 2004.

Restaurant Revenues - Restaurant revenues decreased $21.3 million, or 6.3%, to $317.9 million for the nine months ended October 2, 2005 from $339.2 million for the same period in 2004. Comparable Company-operated restaurant revenues decreased 1.3% from the 2004 period to the 2005 period. Higher prices for gasoline, especially during the three weeks in September 2005 post hurricane Katrina, appeared to have had a negative impact on the number of customer visits during all day-parts, with the Company’s afternoon and evening snack periods experiencing the greatest declines.  Also contributing to the reduced comparable revenues was an unfavorable shift in the timing of the year-end holiday period as New Year’s Day was included in the nine months ended September 26, 2004 but was not included in the 2005 period. Also, there were additional operating days lost due to weather closings in 2005 when compared to 2004 as most markets in New England recorded higher than normal snowfall.  Additionally, the closing of 18 locations and the re-franchising of 37 locations over the past 21 months resulted in declines of $6.0 million and $15.0 million, respectively, in restaurant revenues in the nine months ended October 2, 2005 as compared to the same period in 2004. These declines were partially offset by increased revenues of $3.9 million in the nine months ended October 2, 2005 as compared to the same period in 2004 due to the opening of five new restaurants over the past 21 months. There was one new restaurant opened during the nine months ended October 2, 2005.

Foodservice Revenues - Foodservice (product sales to franchisees and retail customers) revenues increased $5.5 million, or 6.8%, to $87.8 million for the nine months ended October 2, 2005 from $82.3 million for the nine months ended September 26, 2004. This increase was primarily due to a $4.3 million increase in franchised restaurant product revenue resulting from the increased number of franchised restaurants in the nine months ended October 2, 2005 compared to the same period in 2004.  Sales to foodservice retail supermarket customers increased $1.2 million, or 3.8%, during the nine months ended October 2, 2005 compared to the same period in 2004. Case volume in the Company’s retail supermarket business increased 1.3% for the nine months ended October 2, 2005 when compared to the nine months ended September 26, 2004 primarily as a result of higher volume of individual sundae cups and the introduction of new decorative cakes.

Franchise Revenues - Franchise royalty and fee revenues increased $1.1 million, or 10.8%, to $10.9 million for the nine months ended October 2, 2005 compared to $9.8 million for the same period in 2004 due primarily to increases in royalties on franchised sales and rental income for leased and subleased franchise locations, partially offset by a decline in franchise fees.

Royalties on franchised sales increased $0.8 million in the nine months ended October 2, 2005 as compared to the same period in 2004. Comparable franchised revenues grew 1.4% from the nine months ended September 26, 2004 to the nine months ended October 2, 2005. The opening of 10 new franchise restaurants and 37 re-franchised restaurants during the last 21 months increased royalty revenues by $0.9 million while the closing of five under-performing locations during the same period reduced royalties by $0.1 million.

Franchise fees declined by $0.6 million during the nine months ended October 2, 2005 when compared to the same period in 2004. The Company re-franchised 18 Company-operated restaurants and franchisees opened six new restaurants and one new café during the nine months ended September 26, 2004. Additionally in 2004, the Company received $0.1 million in franchise fees associated with the sale of leasehold improvements and equipment and assignment of the lease for one re-franchised location and the sale of equipment at three other re-franchised locations to the existing franchisee. During the nine months ended October 2, 2005, the Company re-franchised 10 Company-operated locations and franchisees opened two new locations.

Additionally, an increase in rental income for leased and subleased franchise locations of $0.9 million, due primarily to an increased number of leased and subleased franchised locations, contributed to the higher revenues in the nine months ended October 2, 2005 compared to the nine months ended September 26, 2004.  There were 205 and 186 franchise units open at October 2, 2005 and September 26, 2004, respectively.

Cost of sales:

Cost of sales decreased $1.4 million, or 0.9%, to $157.5 million for the nine months ended October 2, 2005 from $158.9 million for the same period in 2004. Cost of sales as a percentage of total revenues was 37.8 % and 36.8% for the nine months ended October 2, 2005 and September 26, 2004, respectively.  A shift in sales mix from Company-operated restaurant sales to foodservice sales added to the increase in cost of sales as a percentage of total revenue. Foodservice sales to franchisees and retail supermarket customers (21.1% and 19.1% of total revenues for the nine months ended October 2, 2005 and September 26, 2004, respectively) have higher food costs as a percentage of revenue, at 91.1%, than sales in Company-operated restaurants to restaurant patrons. This increase was partially offset by the growth in franchise revenues, which reduced cost of sales as a percentage of total revenues by 0.2% for the nine months ended October 2, 2005 when compared to the 2004 period since franchise revenues have no product costs associated with such revenues. Additionally, foodservice retail sales promotional allowances, recorded as offsets to revenues, decreased by 0.9% in the 2005 period as a percentage of sales to foodservice retail supermarket customers when compared to the 2004 period due to fewer promotions during the 2005 period. This decrease also had a favorable impact on the overall cost of sales as a percentage of total revenues. Manufacturing efficiencies improved during the current period when compared to the same period a year ago, especially during the recent quarter, due to cost reductions associated with scheduling improvements; however, higher fuel costs in the 2005 period versus the 2004 period offset most of the benefit.

Restaurant cost of sales as a percentage of restaurant revenues was 27.1% in the nine months ended October 2, 2005 and September 26, 2004.

The relatively high price of butter in December 2004 resulted in unfavorable cream costs in the first quarter of 2005, as the market price of butter is generally reflected in the Company’s cost of sales approximately 30 days later. During the third quarter of 2005, butter prices had a favorable impact on the price of cream when compared to the same period in 2004.  The cost of cream was approximately $1.0 million lower in the nine months ended October 2, 2005 when compared to the nine months ended September 26, 2004. Additionally, in the nine months ended October 2, 2005, market losses of $0.2 million were realized due to unfavorable positions on commodity option contracts while market gains of $0.5 million were realized in the same period of 2004. The Company enters into commodity option contracts from time to time to manage dairy cost pressures. The Company’s commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and, accordingly, are marked to market each period with the resulting gains or losses recognized in cost of sales.

For the remainder of 2005, the Company expects that cream prices will be lower than the prices experienced in 2004.  However, the results derived from options for butter futures contracts are likely to continue to be unfavorable in 2005 when compared to the gains experienced in 2004.

The table below shows the average monthly price of a pound of AA butter.  Futures and options on AA butter are traded on the Chicago Mercantile Exchange and AA butter is the commodity used to derive the price of cream.  The prices represented were obtained from market quotes provided by the USDA’s Agricultural Marketing Service.

Month:	2005	2004	2003	2002	2001	2000
January	$1.5775	$1.4320	$1.0815	$1.3454	$1.2531	$0.9090
February	1.6145	1.7132	1.0405	1.2427	1.3852	0.9245
March	1.5527	2.1350	1.0915	1.2473	1.5708	1.0200
April	1.4933	2.2204	1.0906	1.1712	1.8217	1.0691
May	1.4044	2.0363	1.0919	1.0590	1.8713	1.2450
June	1.5313	1.9300	1.1142	1.0427	1.9783	1.2440
July	1.6210	1.7458	1.1985	1.0302	1.8971	1.1790
August	1.6861	1.5408	1.1708	0.9752	2.0880	1.1933
September	1.6988	1.7656	1.1731	0.9635	2.0563	1.1727
October		1.6475	1.1846	1.0315	1.4070	1.1462
November		1.9238	1.2057	1.0425	1.3481	1.6490
December		1.7083	1.2969	1.1198	1.2793	1.3700
Mathematical Avg		$1.8166	$1.1450	$1.1059	$1.6630	$1.1768

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

During the third quarter of 2005, the Chicago Mercantile Exchange launched a cash settled butter futures contract, which may provide Friendly’s with additional hedging opportunities going forward.  This new cash settled contract provides hedging opportunities in all twelve months versus the older deliverable butter contract, which was only available for six months out of the year.  The Company is currently in the process of evaluating the liquidity of the cash settled butter futures contract and is developing a strategy for obtaining an appropriate level of coverage for its cream needs.

Labor and benefits:

Labor and benefits decreased $10.3 million, or 8.2%, to $114.8 million for the nine months ended October 2, 2005 from $125.1 million for the nine months ended September 26, 2004. Labor and benefits as a percentage of total revenues decreased to 27.5% in the 2005 period from 29.0% in the 2004 period. As a percentage of restaurant revenues, labor and benefits decreased to 36.1% in the 2005 period from 36.9% in the 2004 period. Lower hourly labor costs accounted for 0.7% of the decrease in labor and benefits costs as a percentage of restaurant revenues, which was the result of restructuring of the restaurant management team, with fewer guest service supervisors and more servers, resulting in lower average hourly rates.  Restaurant general manager bonuses were also lower during the 2005 period when compared to the same period in 2004 due primarily to a change in the bonus plan and accounted for 0.6% of the period to period decrease in labor and benefits costs as percentage of restaurant revenues.  Partially offsetting these benefits were increases in pension expense and other fringe costs of 0.4% and 0.1%, respectively, in the 2005 period when compared to the 2004 period. Revenue increases derived from franchised locations and product sales to franchisees and retail customers, which do not have any associated restaurant labor and benefits, also contributed to the lower labor and benefits as a percentage of total revenues.

Operating expenses:

Operating expenses were $82.3 million and $83.1 million for the nine months ended October 2, 2005 and September 26, 2004, respectively. Operating expenses as a percentage of total revenues were 19.8% and 19.3% in the 2005 and 2004 periods, respectively. The 0.5% increase in operating expenses as a percentage of total revenues resulted from higher restaurant costs for supplies, utilities and maintenance of 0.1%, 0.2% and 0.6% in the 2005 period when compared to the 2004 period, respectively.  Total advertising costs as a percentage of total revenues were 0.4% lower in the 2005 period when compared to the same period in 2004.

General and administrative expenses:

General and administrative expenses were $28.2 million and $29.5 million for the nine months ended October 2, 2005 and September 26, 2004, respectively. General and administrative expenses as a percentage of total revenues were 6.8% in the 2005 and the 2004 periods. The $1.3 million decrease is primarily the result of decreases in bonuses, outside restaurant guest evaluation services, Sarbanes-Oxley related audit fees, legal fees (net of insurance reimbursements of $0.4 million) and recruitment costs of $0.4 million, $0.7 million, $0.1 million, $0.6 million and $0.5 million, respectively.  Partially offsetting these decreases were higher costs of $0.7 million and $0.4 million for other professional services and severance pay, respectively, during the nine-month period ended October 2, 2005 as compared to the 2004 period.

Restructuring expenses:

Restructuring expenses of $2.6 million during the nine months ended September 26, 2004 related to severance and other benefits associated with reduction in force actions taken during the first quarter of 2004 that reduced headcount by approximately 20 permanent positions.

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

Write-downs of property and equipment:

Write-downs of property and equipment were $0.3 million and $0.1 million in the nine months ended October 2, 2005 and September 26, 2004, respectively. During the nine months ended October 2, 2005, the Company identified two restaurant properties to be disposed of other than by sale and determined that the carrying values of these restaurant properties exceeded their estimated undiscounted cash flows.  The carrying values were reduced by an aggregate of $0.3 million accordingly. During the nine months ended September 26, 2004, it was determined that the carrying value of one property and a vacant land parcel exceeded their estimated fair values less costs to sell and the carrying values were reduced by an aggregate of $0.1 million accordingly.

Depreciation and amortization:

Depreciation and amortization was $17.9 million and $16.9 million for the nine months ended October 2, 2005 and September 26, 2004, respectively. Depreciation and amortization as a percentage of total revenues was 4.3% and 3.9% in the 2005 and 2004 periods, respectively. The increase in depreciation expense is primarily the result of the opening of five new restaurants over the last 21 months and the reduction of the lives of leasehold improvement assets as a result of management decisions to close certain leased properties sooner than previously anticipated.

Gain on franchise sales of restaurant operations and properties:

Gain on franchise sales of restaurant operations and properties was $2.5 million and $1.1 million in the nine months ended October 2, 2005 and September 26, 2004, respectively. During the nine months ended October 2, 2005, the Company recognized a gain of $2.5 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in four existing restaurants to two franchisees. During the nine months ended September 26, 2004, the Company recognized a gain of approximately $0.7 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in 10 existing Company-operated restaurants to a franchisee.  Additionally, during the nine months ended September 26, 2004, the Company sold leasehold improvements and equipment and assigned the lease for one re-franchised location and sold equipment at three other re-franchised locations to the existing franchisee, resulting in a gain of approximately $0.2 million. The Company also sold the real property and equipment for one re-franchised location and assigned the lease and sold the equipment for a second re-franchised location to the existing franchisee, resulting in a gain of approximately $0.2 million during the nine months ended September 26, 2004.

(Gain) loss on disposals of other property and equipment, net:

The gain on disposals of other property and equipment, net, was $1.4 million for the nine months ended October 2, 2005 as compared to a loss of $0.7 million for the nine months ended September 26, 2004.  The table below identifies the components of the (gain) loss on disposals of other property and equipment, net as shown on the accompanying condensed consolidated statements of operations (in thousands):

	For the Nine Months Ended
	October 2,	September 26,
	2005	2004

Restaurant equipment assets retired due to remodeling	$220	$195
Restaurant equipment assets retired due to replacement	146	290
(Gain) loss on property not held for disposition	(1,902)	63
All other	133	113
(Gain) loss on disposals of other property and equipment, net	$(1,403)	$661

Interest expense, net:

Interest expense, net of capitalized interest and interest income was $15.7 million and $16.7 million for the nine months ended October 2, 2005 and September 26, 2004, respectively. The decrease in interest expense in the first nine months of 2005 compared to the same period in 2004 is primarily due to lower interest rates on the Company’s debt as a result of the refinancing of $176.0 million of the Company’s 10½% senior notes (the “Senior Notes”).

Other (income) expense, principally debt retirement costs:

Other (income) expense, principally debt retirement costs for the nine months ended September 26, 2004 represents the $6.8 million premium and the write-off of unamortized deferred financing costs of $2.5 million in connection with the tender offer for the $176.0 million of Senior Notes. In March 2004, $127.8 million of aggregate principal amount of Senior Notes were purchased pursuant to the tender offer and in April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.

Provision for (benefit from) income taxes:

The provision for income taxes was $0.9 million, or 22.7% of income before provision for income taxes, for the nine months ended October 2, 2005. During the second quarter of 2005, the Company reduced the benefit from income taxes by $0.2 million due to certain items discussed with the IRS.  Currently, the IRS is auditing fiscal years 2002 through 2004. Generally, the Company records income taxes based on the anticipated effective rate for the year with any changes in valuation allowances reflected in the period of change. Had the Company used the effective tax rate anticipated for the fiscal year, an unreliable rate would have resulted due to the impact of federal tax credits on lower than originally anticipated pre-tax earnings. Accordingly, the Company chose to compute tax expense for the period using the statutory rate of 41% less the anticipated tax benefit from applicable tax credits.

The Company had approximately $16.8 million of net deferred tax assets recorded as of October 2, 2005, for which no valuation allowance has been established since management believes it is more likely than not that the benefit of these assets will be realized in future periods from future taxable income.  A key source of future taxable income includes gains from re-franchising Company-operated restaurants, the benefits from future improvements to be made to customer service in Company-operated restaurants and additional taxable income from the Company’s retail supermarket ice cream business.  Management evaluates the need for a valuation allowance on a quarterly basis.  A more in depth evaluation is made as part of the annual and strategic planning process conducted in the fourth quarter of each year.

The benefit from income taxes was $3.6 million, an effective tax rate of 52.8%, for the nine months ended September 26, 2004.  The tax rate for the 2004 fiscal year was 68.8%, as the final benefit from income taxes for 2004 included a $2.2 million reversal of income tax accruals recorded in prior years. These accruals related to tax matters that, based upon additional information obtained during the fourth quarter of 2004, were no longer necessary.  The reversal was recorded in the fourth quarter of 2004.

Net income (loss):

Net income was $2.9 million for the nine months ended October 2, 2005 as compared to net loss of $3.2 million for the nine months ended September 26, 2004 for the reasons discussed above.

Liquidity and Capital Resources

General:

The Company’s primary sources of liquidity and capital resources are cash generated from operations and, if needed, borrowings under its revolving credit facility. Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additionally, sales of under-performing existing restaurant properties and other assets (to the extent FICC’s and its subsidiaries’ debt instruments permit) are sources of cash. The amount of debt financing that FICC will be able to incur is limited by the terms of its New Credit Facility and New Senior Notes indenture. Below was the financing status of the Company’s operating restaurants at October 2, 2005:

Owned and mortgaged	63
Sold and leased back	60
Owned land and building	26
Leased land, owned building	73
Leased land and building	108
Total Company-operated restaurants	330

The restaurants above not identified as owned and mortgaged or sold and leased back secure the Company’s obligations under the New Credit Facility.  Of the 26 restaurant properties identified as owned land and building, six were available to be sold.

In addition to the 63 properties identified as owned and mortgaged, the Company owns and mortgages an additional 10 properties in this category which are operated by franchisees.

Operating Cash Flows:

Net cash provided by operating activities was $20.3 million and $12.4 million for the nine months ended October 2, 2005 and September 26, 2004, respectively. The increase of $7.9 million in cash provided by operating activities between the two periods was largely due to the $6.8 million premium paid in 2004 in connection with the tender offer for the $176.0 million of Senior Notes.

The Company had a working capital deficit of $2.0 million and $13.5 million as of October 2, 2005 and January 2, 2005, respectively. The working capital needs of companies engaged in the restaurant industry are generally low and as a result, restaurants are frequently able to operate with a working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

Investing Cash Flows:

Net cash used in investing activities was $5.6 million and $12.4 million for the nine months ended October 2, 2005 and September 26, 2004, respectively.

During the nine months ended October 2, 2005 and September 26, 2004, the Company spent $11.5 million and $18.8 million, respectively, on capital expenditures, of which $9.8 million and $16.7 million, respectively, was spent on restaurant operations. Capital expenditures were offset by proceeds from the sales of property and equipment of $6.2 million and $4.0 million for the nine months ended October 2, 2005 and September 26, 2004, respectively. The proceeds in 2005 were the result of re-franchising transactions and the sale of two restaurant properties.  The proceeds in 2004 were primarily the result of re-franchising transactions.

During the nine months ended October 2, 2005, the Company completed two re-franchising transactions in which two existing franchisees purchased four existing Company restaurants and agreed to develop a total of five new restaurants in future years.  Gross proceeds from these transactions were $3.5 million, of which $0.1 million was for franchise fees and $3.4 million was for the sale of certain assets and leasehold rights.  In addition, the Company completed three transactions in which three former employees received franchises to operate six existing restaurants with options to purchase the restaurants within two years.  If the options are exercised, one franchisee will also agree to develop two new restaurants in future years.  Proceeds from option transactions will be recognized upon purchase.

During the nine months ended September 26, 2004, the Company completed one re-franchising transaction in which a franchisee purchased a total of 10 existing restaurants and agreed to develop a total of 10 new restaurants in future years.  Gross proceeds from the sale were $3.2 million of which $0.3 million was for franchise fees for the initial 10 restaurants. In addition, the Company sold the real property and equipment for one franchised location and assigned the lease and sold the equipment for four other franchised locations to the existing franchisees. Gross proceeds from the sales were $1.3 million, of which $0.2 million was for franchise fees and $1.1 million was for the sale of assets and lease assignment.

Financing Cash Flows:

Net cash used in financing activities was $3.9 million and $8.4 million for the nine months ended October 2, 2005 and September 26, 2004, respectively.

In February 2004, the Company announced a cash tender offer and consent solicitation for $176 million of its Senior Notes to be financed with the proceeds from a $175 million private offering of new 8.375% senior notes (the “New Senior Notes”), available cash and an amended revolving credit facility. In March 2004, $127.4 million of aggregate principal amount of Senior Notes were purchased at the tender offer and consent solicitation price of 104% of the principal amount and $0.4 million of aggregate principal amount of Senior Notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48.2 million of Senior Notes were redeemed in accordance with the Senior Notes indenture at 103.5% of the principal amount.  In connection with the tender offer, the Company wrote off unamortized deferred financing costs and incurred other direct expenses of $9.2 million that were included in the accompanying condensed consolidated statement of operations for the nine months ended September 26, 2004.

The $175 million of New Senior Notes issued in March 2004 are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the New Credit Facility (as defined below). The New Senior Notes mature on June 15, 2012. Interest on the New Senior Notes is payable at 8.375% per annum semi-annually on June 15 and December 15 of each year.  The New Senior Notes are redeemable, in whole or in part, at any time on or after June 15, 2008 at FICC’s option at redemption prices from 104.188% to 100.00%, based on the redemption date.  In addition, at any time prior to June 15, 2007, FICC may redeem, subject to certain conditions, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds of one or more qualified equity offerings, as defined, at a redemption price of 108.375% of the principal amount, plus accrued interest.

The Company has a $35.0 million revolving credit facility (the “New Credit Facility”).  The $35.0 million revolving credit commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of October 2, 2005 and January 2, 2005, total letters of credit outstanding were $16.0 million and $15.2 million, respectively. During the nine months ended October 2, 2005 and September 26, 2004, there were no drawings against the letters of credit.  The revolving credit loans bear interest at the Company’s option at either (a) the Base Rate plus the applicable margin as in effect from time to time (the “Base Rate”) (9.25% at October 2, 2005) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (8.30% at October 2, 2005). As of October 2, 2005 there were no revolving credit loans outstanding. As of January 2, 2005, $4.0 million of revolving credit loans were outstanding. As of October 2, 2005 and January 2, 2005, $19.0 million and $15.8 million, respectively, was available for borrowing.

The New Credit Facility has an annual “clean-up” provision, which obligates the Company to repay in full any and all outstanding revolving credit loans on or before September 30, 2005 and maintain a zero balance on such revolving credit for at least 30 consecutive days, to include September 30, 2005 immediately following the date of such repayment.  Commencing in 2006, the annual “clean-up” provision will require the Company to repay in full any and all outstanding revolving credit loans on or before June 15 (or if June 15 is not a business day, as defined, then the next business day) of each year and maintain a zero balance on such revolving credit for at least 15 consecutive days, to include June 15, immediately following the date of such repayment.

The New Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases and sales of assets and of subsidiary stock. Additionally, the New Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires the Company to comply with certain financial covenants. On July 23, 2004 and October 19, 2004, the Company obtained limited waivers regarding certain financial covenants of its New Credit Facility, which the Company was not in full compliance with as of June 27, 2004 and September 26, 2004.  On December 17, 2004, the Company amended the New Credit Facility to, among other things, (i) revise certain financial covenants and eliminate the minimum quarterly EBITDA requirement, (ii) amend the Company’s annual capital expenditures limit and (iii) increase the commitment fee from 0.50% to 0.75% of the unused commitment amount.  The Company was in compliance with the covenants under the New Credit Facility as of October 2, 2005.

At this time, the Company believes that it may not be in compliance with certain financial covenants under the New Credit Facility as of January 1, 2006. Based on ongoing discussions with its lenders, its projected limited borrowings under the New Credit Facility and its projected liquidity related to the fourth quarter and beyond, the Company believes it will likely seek and obtain a covenant waiver and amendment to the New Credit Facility or a new credit facility will be secured. In the event that the Company is not able to remedy such covenant violations at January 1, 2006, the Company will be in default under the New Credit Facility and, pursuant to cross default provisions, a technical default could be triggered regarding the Company’s New Senior Notes, which would require a waiver or an amendment of that facility in order to maintain the current payment schedule of the New Senior Notes.

In connection with the Company’s financial restructuring completed in December 2001, the Company received proceeds of $55.0 million in a long-term mortgage financing (the “Mortgage Financing”).  Pursuant to the terms of the Mortgage Financing, the Company may sell properties securing the Mortgage Financing obligations provided that other properties are substituted in place of the sold properties to secure the Mortgage Financing.  The substituted properties must meet certain requirements under the terms of the Mortgage Financing.  In August 2005, proceeds of $0.4 million and $2.7 million were received in connection with the sale of two mortgaged properties.  Substitution properties must secure the Mortgage Financing obligations no later than March 1, 2006.  As of October 2, 2005, balances of $0.4 million and $1.3 million were held as collateral pending property substitution and were included in restricted cash on the accompanying condensed consolidated balance sheet as of October 2, 2005.

In September 2005, the Company acquired mortgage financing secured by its newly constructed Milford, MA restaurant. The financing provided for a real estate improvement and equipment loan. The real estate improvement loan has a principal balance of $0.8 million, maturing October 1, 2010 and is amortized over 15 years. The equipment loan has a principal balance of $0.3 million, maturing October 1, 2010 and is amortized over 7 years. The interest rate is variable and is the sum of the 30-day LIBOR rate in effect (3.86% at October 2, 2005) plus 4% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed, due to interest rate changes, are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The variable rate notes are subject to prepayment penalties during the first three years.

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

Recently Issued Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”).  The FSP concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a leased asset and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense.  The guidance is effective for periods beginning after December 15, 2005. The adoption of FSP 13-1 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable. SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate affected by a change in accounting principles. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the overall financial position. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that statement would have approximated the impact as described in the disclosure of pro forma net income (loss) and net income (loss) per share pursuant to SFAS No. 123.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years for such excess tax deductions were $0.8 million and $0.2 million in 2004 and 2003, respectively.

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

Item 4. Controls and Procedures

As of October 2, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2005.

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

Friendly Ice Cream Corporation

By:	/s/PAUL V. HOAGLAND
Name: Paul V. Hoagland
Title: Executive Vice President of Administration and Chief Financial Officer
(Principal Financial Officer)
Date:	November 9, 2005

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Paul V. Hoagland.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter and Paul V. Hoagland.