Form 10-K
period 2006-01-01
FRIENDLY ICE CREAM CORP
filed 2006-03-17
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 001-13579

FRIENDLY ICE CREAM CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2053130
(State or Other Jurisdiction of	IRS Employer
1855 Boston Road Wilbraham, Massachusetts	Identification No.)
Incorporation or Organization)	01095
(Address of Principal Executive Offices)	(Zip Code)

(413) 731-4000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of class
Common Stock, $.01 par value
Rights to Purchase Series A Junior
Preferred Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐   No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐      Accelerated Filer ☒      Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on July 3, 2005, based upon the closing sales price of the common stock on the American Stock Exchange, was $74,734,000. For purposes of the foregoing calculation only, all members of the Board of Directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding was 7,899,831 as of January 31, 2006.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement which will be filed no later than 120 days after January 1, 2006.

Forward-Looking Statements

Certain statements contained herein are “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or the foodservice industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•       our highly competitive business environment;

•       exposure to commodity prices;

•       risks associated with the foodservice industry such as changes in consumer tastes and adverse publicity resulting from food quality, illness, injury or other health concerns;

•       our ability to retain and attract new employees;

•       government regulations;

•       our high geographic concentration in the Northeast;

•       the attendant weather patterns in locations in which we operate;

•       the number of expected restaurant openings, re-franchisings, and re-imagings, including the appropriate conditions needed to meet restaurant re-imaging, re-franchising and new opening targets;

•       the expected amount of capital expenditures for re-imaging projects;

•       risks and uncertainties arising out of accounting adjustments;

•       our ability to service our debt and other obligations;

•       our ability to meet ongoing financial covenants contained in our debt instruments, loan agreements, leases and other long-term commitments;

•       matters relating to litigation; and

•       costs associated with improved service and other initiatives.

In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in future financial results include those discussed in the risk factors set forth in Item 1A below as well as those discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements.

Unless the context indicates otherwise: (i) references herein to “we,” “us,” “our,” “Friendly’s” or the “Company” refer to Friendly Ice Cream Corporation, its predecessors and its consolidated subsidiaries; (ii) references herein to “FICC” refer to Friendly Ice Cream Corporation and not its subsidiaries; and (iii) as used herein, “Northeast” refers to the Company’s core markets, which include Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.

PART I

Item 1.                        BUSINESS

General

We are a leading full-service, casual dining restaurant company and provider of premium ice cream products in the Northeast. As of January 1, 2006, we operated 314 full-service restaurants and franchised 206 full-service restaurants and seven non-traditional units. We offer our customers a unique dining experience by serving a variety of high quality, reasonably priced breakfast, lunch and dinner items, as well as Friendly’s own signature premium ice cream desserts, in a fun and casual neighborhood setting. In addition to our restaurant operations, we manufacture a complete line of packaged premium ice cream desserts distributed through more than 4,500 supermarkets and other retail locations in 13 states.

Our fiscal year ends on the last Sunday in December, unless that day is earlier than December 27, in which case the fiscal year ends on the following Sunday. Fiscal years ended January 1, 2006 and December 28, 2003 contained 52 weeks, while fiscal year ended January 2, 2005 contained 53 weeks. For the year ended January 1, 2006, we generated $531.3 million in total revenues, incurred a $27.6 million loss from continuing operations, which included $20.9 million of interest expense and a provision for income taxes of $20.0 million primarily due to an increase in our deferred income tax valuation allowance. For the years ended January 1, 2006, January 2, 2005 and December 28, 2003, restaurant sales were approximately 75%, 78% and 79%, respectively, of our total revenues. As of January 1, 2006, January 2, 2005 and December 28, 2003, approximately 97%, 96% and 89%, respectively, of the Company-operated restaurants were located in the Northeast.

We are a Massachusetts corporation. Our principal executive offices are located at 1855 Boston Road, Wilbraham, Massachusetts 01095 and our telephone number is 413-731-4000. Our Internet website address is http://www.friendlys.com. Information on our website is not part of this report.

Friendly’s Concept

Founded in 1935, we believe that we are viewed as an institution in the Northeast, known for our ice cream treats served in a casual neighborhood setting. As a result, we enjoy strong brand awareness associated with good food and good memories and a unique position in the competitive restaurant industry. This differentiation helps us to target both families with kids and adults who desire a reasonably priced meal in a full-service setting.

Our menu offers a broad selection of freshly prepared foods for all dayparts, including over 100 food and dessert items available for breakfast, lunch and dinner plus afternoon and evening snacks. Breakfast items include specialty omelettes and our combination breakfasts featuring eggs, pancakes, French toast, bacon and sausage. Our lunch and dinner menu features signature products including Friendly’s own SuperMelt™ sandwiches, specialty colossal burgers, award winning clam chowder, entrée salads and a full line of dinner entrées, such as chicken, steak and seafood items. In addition, we offer an award winning kid’s menu and a special senior’s menu for guests over 60. Entrée selections are complemented by Friendly’s ice cream desserts and beverages featuring Fribble® shakes, old fashioned milk shakes, classic ice cream sundaes and banana splits, plus specialty sundaes of many varieties and flavors.

Most Friendly’s restaurants offer our full line of premium ice cream desserts, including traditional hand-scooped ice cream and soft serve ice cream products, and certain of our food menu items through carryout windows. Reserved parking is available at many of our freestanding restaurants to facilitate quick carryout service. During 2005, approximately 11.4% of restaurant revenues in the 314 Company-operated restaurants were derived from our carryout business with a significant portion of these sales occurring during the afternoon and evening snack periods. In addition, approximately 1.7% of 2005 revenues came from sales of packaged premium ice cream in display cases within our restaurants.

Business Strategy

Management has implemented and continues to support a number of initiatives to enhance the Friendly’s dining experience and to improve the growth of our restaurant and retail businesses. These initiatives include: (i) implementing a franchising strategy to expand our restaurant presence in under-penetrated markets, accelerate restaurant growth in new markets, increase marketing and distribution efficiencies and preempt competition by acquiring restaurant locations in our targeted markets, (ii) re-imaging our restaurants, which includes remodeling, to capitalize on the strength and heritage of the Friendly’s brand, (iii) elevating customer service levels through online guest satisfaction surveys and a toll-free guest service line, marketing research and customer feedback, and by recruiting more qualified managers and expanding our training program, (iv) disposing of under-performing restaurants, and (v) leveraging our vertically integrated manufacturing operations and strong brand name recognition by expanding the sale of our unique line of packaged premium ice cream desserts through retail locations. We expect to improve the profitability of our retail business in our current retail markets by continuing to develop our product portfolio beyond the 56-ounce ice cream container with our unique specialty products, such as decorated ice cream cakes, rolls and sundae cups. We have also expanded our franchise operations through sales of existing Company-operated restaurants to franchisees, which we refer to as “re-franchising”. Many of our re-franchising transactions include development agreements, which require the franchisee to open additional franchises in new markets over a specified period of time.

Restaurant Site Selection

We believe that the specific location of a restaurant is critical to our long-term success and we devote significant resources to the investigation and evaluation of potential restaurant sites. Each potential location must be approved by the Real Estate Committee, which is comprised of representatives from operations, finance and development. Site selection for all new restaurants is made after an economic analysis and review of demographic data and other information relating to population density, traffic, competition, restaurant visibility and access, available parking, surrounding businesses and opportunities for market penetration. Restaurants developed by franchisees are built to our specifications on sites that we have approved, with emphasis on freestanding facilities, end caps and conversions.

Restaurant Operations

Restaurant Management.   The key to growing our customer base is ensuring that our customers have an enjoyable dine-in or carry-out experience. To ensure a positive guest experience, we must have competent and skilled restaurant management and service personnel at each of our locations. A typical Company-operated Friendly’s restaurant employs between two and four management team members, which may include one general manager and one to three managers, depending on sales volume, and one to four managers-in-training in each of our 60 training restaurants. The general manager is directly responsible for day-to-day operations. General managers report to a district manager who typically has responsibility for an average of five to eight restaurants. District managers report to a regional director or regional vice president, who typically has responsibility for approximately 35 to 50 restaurants. A portion of both general manager and district manager compensation is tied to the performance of their restaurant(s). Regional directors or regional vice presidents report to the Vice President, Company Restaurant Operations who oversees all Company-operated restaurants, as well as the training function.

The average Friendly’s restaurant is staffed with four to 28 employees per shift, including the salaried restaurant management. Shift staffing levels vary by sales volume level, building configuration and time of day. In 2005, our Company-operated restaurants utilized an average of approximately 44,300 hourly-wage labor hours in addition to salaried management.

Training.   One regional training coordinator in each of our seven regions supports the training function with an emphasis on managers-in-training, corporate initiative implementation and ongoing manager development through workshops, seminars, food safety training and side-by-side development.

Our initial management-training program is a six-week program coordinated by the district manager and regional training coordinator. The program includes skill level competencies, shift management and the fundamentals that are required to successfully manage the business. Our restaurant manager development program is designed to build on skills and knowledge acquired during our initial management-training program. Managers at all levels are responsible to self-develop based on clear, measurable benchmarks. Learning is sequenced to gradually introduce the manager to financial and crew development results, and accountability is introduced sequentially and commensurate to the manager’s level of experience and knowledge. As managers complete each set of benchmarks, they are responsible to teach a fellow or subordinate manager and pass along the assigned level of responsibility. This builds an environment of structured and ongoing development for internal candidates, crew level employees, managers and general managers.

General managers that have training duties are also responsible for measuring the success of managers-in-training, providing support for new general managers, and becoming district leaders for ongoing development in addition to their restaurant responsibilities. We expect general managers with these responsibilities to build the skills necessary to manage multiple units, which ultimately creates a pool of internal district manager candidates.

Customer Satisfaction and Quality Control.   We devote significant resources toward ensuring that our restaurants offer quality food and good service. Our future success depends on our consistent commitment to exceeding our guests’ expectations. This commitment is monitored at Company-operated restaurants through the use of online guest satisfaction surveys, a toll-free guest service line, frequent on-site visits and formal inspections by management and training personnel. Franchised restaurants are monitored by periodic inspections by our franchise field operations personnel, online guest satisfaction surveys, and a toll-free guest service line, in addition to their own internal management oversight procedures. These guest satisfaction measurement tools provide means for both continuing and improving our excellence in customer service.

Capital Expenditures.   Our capital investment program is primarily targeted at improving and upgrading our restaurant facilities in order to provide a well-maintained, comfortable environment and to enhance the overall customer dining experience. During 2005, 2004 and 2003, we spent approximately $16.9 million, $19.7 million and $29.8 million, respectively, in capital expenditures, of which $10.4 million, $11.0 million and $14.0 million, respectively, was spent on upgrades of existing Company-operated restaurants; $1.2 million, $1.4 million and $5.8 million, respectively, was spent on restaurant re-imagings; and $3.1 million, $4.4 million and $3.4 million, respectively, was spent on new restaurant construction. The remaining capital dollars were spent on the foodservice business segment and at our executive offices.

As part of our re-imaging plan, we have remodeled approximately 57 Company-operated restaurants over the past three years. The typical components of a remodel include, among other things, new signs, painting of the building exterior and interior, new wallpaper and new pictures, carpet, chairs, tables and booths. During 2005, the average cost to remodel a Company-operated restaurant was approximately $0.1 million. In 2006, we plan to complete approximately 70 to 75 remodels at a lower per restaurant cost. We expect these remodels will require a lower capital investment as we plan to focus our remodeling on the restaurant exterior to create “curb appeal” with the intent of driving increased guest traffic. We also expect that the restaurant staff at each remodeled location will undergo a complete re-training program.

In 2005, we reduced the number of expected new restaurant openings to two new restaurants from four due, in part, to liquidity constraints and our commitment to fund the expanded restaurant remodel program. We expect to open two new restaurants in 2006, but will continue to evaluate the appropriate level of growth.

Our management consistently strives to enhance the customer experience at Friendly’s restaurants by improving operational and financial efficiencies. To address this, we recently completed the upgrade of our existing point of sale (“POS”) register systems for all Company-operated and franchised restaurants. The upgraded POS register system is designed to improve revenue realization, food cost management and labor scheduling while increasing the speed and accuracy of processing customer orders. We expect to make additional food cost management enhancements to the POS register system beginning in 2006.

Franchising Program

Our franchising strategy is designed to expand our restaurant presence in under-penetrated markets, accelerate restaurant growth in new markets, increase marketing and distribution efficiencies and preempt competition by acquiring restaurant locations in our targeted markets. As of January 1, 2006, franchisees operated 206 Friendly’s restaurants and seven non-traditional units. From December 2001 to December 2005, the number of restaurants owned by franchisees increased 28%, rising from 29% of our total restaurants to 40% of total restaurants, and revenue from franchisees increased 58% during that period. In 2006, we expect that our franchisees will open 10 new franchised restaurants.

The expansion of our franchising activities includes the sale of Company-operated restaurants to franchisees, which we refer to as “re-franchising”, and the development of new restaurants by franchisees. Our re-franchising transactions have included, among other things, the sale and/or lease of owned real property, leasehold improvements or equipment and subletting or assignment of leases. Re-franchising transactions usually require the franchisee to also sign an area development agreement in which the franchisee commits to open new restaurants within a specified period of time, in specified geographical territories. We also pursue such area development agreements with new franchisees in new markets. We seek franchisees that have related business experience, sufficient capital to build-out the Friendly’s concept and no other operations, which have directly competitive restaurant or food concepts.

During 2005, we completed four re-franchising transactions in which four existing franchisees purchased nine existing Company-operated restaurants and agreed to develop a total of 10 new restaurants in future years (seven more than their prior commitments). Gross proceeds from these transactions were $4.1 million, of which $0.3 million was for franchise and development fees and $3.8 million was for the sale of certain assets and leasehold rights. In addition, we completed three transactions in which three former employees received franchises to operate six existing restaurants for a period of two years with options to purchase the restaurants within the two years. If the options are exercised, one franchisee has agreed to develop two new restaurants in future years. Proceeds from option transactions will be recognized upon purchase.

In October 2005, we entered into a second development agreement with our second largest franchisee. The franchisee currently has 34 locations and is expected to open 33 new restaurants over the next 27 years (eight more than their prior commitment). We expect that they will open a total of four new restaurants by 2010 and we expect that all 33 new restaurants will be opened by 2033.

We provide franchisees assistance with both the development and ongoing operation of their restaurants. Our management personnel assist with site selection, approve all restaurant sites and provide franchisees with prototype plans and construction support and specifications for their restaurants. Our staff provides both on-site and off-site instruction to franchised restaurant management personnel. Managers of franchised restaurants are required to complete the same training as managers of Company-operated units. Our support continues after a restaurant opening with periodic training programs, operating manuals, updates relating to product specifications and customer service and quality control procedures, advertising and marketing materials and assisting with particular advertising and marketing needs. Franchise field representatives visit all franchisees to support the successful operation of their restaurants.

All franchised restaurants are required to serve only Friendly approved menu items. In addition to our manufactured products, franchisees served by our distribution centers purchase from us food and supplies of other approved manufacturers at our negotiated cost, plus a markup to cover our distribution operation. Using these services enables franchisees to benefit from our purchasing power and assists us in monitoring compliance with our quality standards and specifications.

In addition to certain franchise royalty fees (generally 4% of franchise restaurant revenues) and other related fees including rent, we generate revenues from franchisees from our distribution operation and the sale of our own manufactured premium ice cream desserts and products.

Retail (Packaged Goods) Sales

We offer a branded product line that includes approximately 50 varieties of premium ice cream shop flavors and unique sundae combinations, frozen yogurt and sherbet. Specialty products and flavors include Royal Banana Split™ Sundae, Caramel Fudge Blast® and Fudgeberry Swirl. Proprietary products include the Jubilee Roll®, Wattamelon Roll®, Orange Crème Roll™ and Friendly’s branded ice cream cakes. We also license from Hershey Foods Corporation (“Hershey”) the right to feature certain candy brands including Reese’s Pieces® and Reese’s® Peanut Butter Cups.

We focus our marketing and distribution efforts in the highly developed markets of Albany, Boston, Hartford and Springfield. We have developed a broker/distributor network designed to protect product quality through proper product handling and to enhance the merchandising of our premium ice cream desserts. Our experienced sales force manages this network to serve specific retailer needs on a market-by-market basis.

We expect to improve the profitability of our retail business in our current retail markets by continuing to develop our product portfolio beyond the 56-ounce ice cream container with our unique specialty products, such as decorated ice cream cakes, rolls and sundae cups. Our specialty products typically have higher margins and fewer competitors than the more traditional 56-ounce ice cream containers, making them less susceptible to discounting.

Marketing

Our overall marketing strategy is to build on the equity of our brand so as to maximize and leverage our 70-year heritage and “touch” what consumers emotionally feel about Friendly’s.

Our marketing objectives are to increase our share of visits from frequent casual and family dining customers, to build top-of-mind awareness of Friendly’s restaurants and the Friendly’s brand and to maintain a leadership position in ice cream. Friendly’s advertising attempts to build on the past emotional connections and experiences of families and kids with our brand to present current offers and new menu items. Our advertising, media, promotion and product strategies are focused on delivering these objectives.

Media is planned and purchased on a market-by-market basis to maximize the efficiencies and opportunities in each market. Our primary advertising medium is spot television in Friendly’s major markets with radio used in the secondary markets or as a frequency builder for special events. Due to the seasonality of ice cream consumption, and the effect from time to time of weather on patronage of the restaurants, our revenues and operating income are typically higher in our second and third quarters. Accordingly, media advertising is focused on the higher consumption months (March through December) with the highest levels during the summer period. We use targeted local restaurant marketing programs such as print (cooperative free-standing inserts and direct mail), school reading programs, Family Fun Nights (fundraisers for schools, church groups, youth sports, etc.) and other local store marketing initiatives to meet our marketing objectives in those markets where penetration does not allow for efficient broadcast media advertising.

We believe that our integrated restaurant and retail (supermarket) marketing efforts provide significant support for the development of our retail business. Specifically, the retail business benefits from the overall awareness of the Friendly’s brand generated by the ongoing restaurant advertising program. This, combined with the use of a common advertising campaign for both restaurant and retail communications, delivers a significantly higher level of consumer exposure and usage compared to our packaged premium ice cream competitors, which have only retail distribution. In turn, sales of our premium ice cream products through more than 4,500 retail locations provide additional consumer awareness which we believe benefits the restaurants. Advertising and promotion expense was approximately $18.7 million for 2005, $20.7 million for 2004 and $21.7 million for 2003.

Manufacturing

We produce all of our premium ice cream and the majority of our syrups and toppings in our Wilbraham, MA Company-operated manufacturing plant. As of January 1, 2006, the Wilbraham plant employed a total of approximately 150 people. During 2005, the Wilbraham plant operated at an average capacity of 75%, attaining 84% capacity for the months of June through August of 2005. In 2004, our Wilbraham plant operated at an average capacity of 77%, attaining 83% capacity for the months of June through August of 2004. In 2005, we produced over 13.2 million gallons of ice cream, sherbets and yogurt in bulk and 56-ounce packages, 7.2 million sundae cups, 2.2 million premium ice cream dessert rolls, pies and cakes and 0.8 million gallons of fountain syrups and toppings.  In comparison, in 2004, we produced over 14.3 million gallons of ice cream, sherbets and yogurt in bulk and 56-ounce packages, 5.2 million sundae cups, 2.2 million premium ice cream dessert rolls, pies and cakes and 0.9 million gallons of fountain syrups and toppings.

Purchasing and Distribution

The majority of the cost of materials related to the manufacture of our premium ice cream, toppings, and specialty dessert products is in dairy and sweeteners. In addition to the procurement of raw materials and packaging used in the manufacturing plant, our purchasing department buys all of the food, carryout supplies, disposables, cleaning chemicals, china, glass and flatware used in Company-operated and franchised restaurants. Occasionally, we may purchase option contracts to hedge our price exposure on one or more exchange-traded agricultural commodities such as butter, coffee, orange juice, bacon or soybean oil, where we believe it is appropriate. Additionally, we may forward contract where appropriate for up to a two-year period. Since not all of our purchases are hedgeable or have adequate open interest to meet our needs, sudden market price increases can pose substantial price risks to us, such as those that happened in 1998 and 2004 to the price of cream, which could have a material adverse effect on our business in the future.

The purchasing department regularly monitors the cost of all items purchased to ensure that vendors are billing us the correct amount per contract, pricing agreement or spot market. The purchasing department conducts business related to food and raw material purchases with numerous vendors, many of which have had long-term relationships with us. Contracts are executed on an annual, semi-annual or monthly basis, depending on the nature of the item and the opportunities within the marketplace. In order to promote competitive pricing and uninterrupted supply, we routinely work with prospective vendors on existing products, as well as on items that may make up a new menu offering. In order to maximize our purchasing power, we purchase directly from manufacturers and service providers and attempt to avoid as much as possible any third party participation.

We own one distribution center and lease two others. We distribute most product lines to our restaurants from warehouses in Chicopee, MA and York, PA with a combined non-union workforce of approximately 175 employees. Based on fleet availability and economics, we distribute our packaged premium ice cream desserts to our retail customers. Our private truck fleet delivers most of the product lines required to our Company-operated and franchised restaurants. For economic efficiency, since 2000 we have contracted with a third party distributor to provide some distribution services to restaurants located in Florida markets. In May 1999, we extended our distribution product lines to also include fresh produce and dairy items. We are currently distributing produce and dairy products to approximately 78% of our restaurants. The Chicopee, Wilbraham and York warehouses encompass approximately 60,000, 127,000 and 85,000 square feet, respectively. In 2003, we constructed an 18,000 square foot freezer addition to our Wilbraham facility. We believe that our distribution facilities operate at or above industry standards with respect to timeliness and accuracy of deliveries.

We have distributed our products since our inception to protect the product integrity of our premium ice cream desserts. As described above, we deliver products to most restaurants using our own fleet of tractors and trailers. The entire fleet is specially built to be compatible with storage access doors, thus protecting premium ice cream desserts from “temperature shock.” The trailer fleet is designed to have individual temperature controls for three distinct compartments. To provide us with additional efficiency and cost savings, the truck fleet backhauls by bringing purchased raw materials and finished products back to the distribution centers on approximately 38% of its delivery trips.

Employees

The total number of our employees varies between 12,000 and 16,000 depending on the season of the year. As of January 1, 2006, we employed approximately 12,700 employees, of which approximately 12,100 were employed in Friendly’s restaurants (including approximately 60 in field management), approximately 350 were employed at our manufacturing and three distribution facilities and approximately 250 were employed at our corporate headquarters and other offices. None of our employees is a party to a collective bargaining agreement.

Licenses and Trademarks

We regard our trademarks, service marks, business know-how and proprietary recipes as having significant value and as being an important factor in the marketing of our products. Our policy is to establish, enforce and protect our intellectual property rights using the intellectual property laws, and/or through contractual arrangements, such as franchising, development and license agreements.

We are the owner or licensee of the most significant trademarks and service marks (the “Marks”) used in our business. The Marks “Friendly®” and “Friendly’s®” are owned by us and are federally registered with the U.S. Patent and Trademark Office (the “PTO”). The Mark Friendly’s® is critically important to us and, subject to our continued use of that Mark, we have the right to perpetually renew the federal registration of such Mark with the PTO. We intend to exercise our rights to renew this Mark.

Upon the sale of Friendly’s by Hershey to The Restaurant Company in 1988, Hershey licensed to us all of the trademarks and service marks used in Friendly’s business at that time which did not contain the word “Friendly” (the “Non-Friendly Marks”). In September 2002, Hershey assigned the Non-Friendly Marks to us.

Hershey entered into non-exclusive licenses with us for certain candy trademarks used by us in our premium ice cream sundae cups (the “Cup License”) and pints (the “Pint License”). The Cup License and Pint License automatically renew for unlimited one-year terms subject to certain non-renewal rights held by both parties. Hershey is subject to a non-compete provision in the sundae cup business for a period of two years if the Cup License is terminated by Hershey without cause, provided that we maintain our current level of market penetration in the sundae cup business. However, Hershey is not subject to a non-compete provision if it terminates the Pint License without cause. We have not produced pints since 2001.

We also have a non-exclusive license agreement with Leaf, Inc. (“Leaf”), a subsidiary of Hershey, for use of the Heath® Bar candy trademark. The term of the royalty-free Leaf license continues indefinitely subject to termination by Leaf upon 60 days notice.

Competition

The restaurant business is highly competitive and is affected by changes in the public’s eating habits and preferences, population trends and traffic patterns, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image and restaurant locations. Each of our restaurants competes directly or indirectly with locally-owned restaurants as well as restaurants with national or regional images and, to a limited extent based on location, restaurants operated by our franchisees. A number of our significant competitors are larger or more diversified and have substantially greater resources than we do. Our retail operations compete with national and regional manufacturers of premium ice cream desserts, many of which have greater financial resources and more established channels of distribution than ours. Key competitive factors in the retail food business include brand awareness, access to retail locations, price and quality.

Government Regulation

We are subject to various federal, state and local laws affecting our business. Our facilities and restaurants are subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. These licensing and regulation matters relate to environmental, building, construction and zoning requirements and the preparation and sale of food products. Difficulties in obtaining or failures to obtain required licenses or approvals, or the loss of such licenses and approvals once obtained, can delay, prevent the opening of or close a restaurant in a particular area. We are also subject to federal and state environmental regulations, but these have not had a material adverse effect on our operations.

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

Our operations are also subject to federal and state laws governing such matters as wages, hours, working conditions, civil rights and eligibility to work. Some states have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at our restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage at a federal and/or state level could increase labor costs at our restaurants. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect us as well as the restaurant industry in general. We are also subject to the Americans with Disabilities Act of 1990, which, among other things, may require certain renovations to our restaurants to meet federally-mandated requirements. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency.

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

Item 1A.                RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report are applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Risk factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

We operate in a highly competitive business environment.

The restaurant business is highly competitive and is affected by changes in the public’s eating habits and preferences, population trends and traffic patterns, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image and restaurant location. Each of our restaurants competes directly or indirectly with locally owned restaurants as well as restaurants with national or regional images, and to a limited extent, restaurants operated by our franchisees. A number of our significant competitors are larger or more diversified and have substantially greater resources than we have. Our retail operations compete with national and regional manufacturers of premium ice cream desserts, many of which have greater financial resources and more established channels of distribution than ours. Key competitive factors in the retail food business include brand awareness, access to retail locations, price and quality.

Increases in the prices of, or interruptions in the supply of, raw materials and other essential food supplies may increase the costs of our products, create shortages in the manufacturing of products or cause interruptions in the supply of products to our customers.

The cost, availability and quality of the ingredients that we use to prepare our food are subject to a range of factors, including fluctuations in supply and demand and political and economic conditions, which are beyond our control. Our ability to maintain consistent quality throughout our restaurants depends in part upon our ability to acquire fresh food products and related items from reliable sources in accordance with our specifications. If these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our restaurants, we may be unable to replace the suppliers in a short period of time on acceptable terms.

The basic raw materials for the manufacture of our premium ice cream desserts are dairy products and sugar. Our purchasing department purchases other food products, such as coffee, in large quantities. We rarely hedge our positions in these commodities other than with respect to cream as a matter of policy, but may opportunistically purchase some of these items in advance of a specific need. As a result, we are subject to the risk of substantial and sudden price increases, shortages or interruptions in supply of such items, which could have a material adverse effect on our business. Increases in the price of cream have adversely affected our financial results in the past and may do so in the future because we may be unable to pass along all price increases.

Increases in the prices of, or interruptions in the supply of, fuel may increase the costs of our products, or cause interruptions in the supply of products to our customers.

Our private truck fleet delivers most of the product lines required to our Company-operated and franchised restaurants. We also distribute our packaged ice cream desserts to our retail customers. As a result, we are subject to the risk of substantial and sudden price increases, shortages or interruptions in the supply of fuel, which could have a material adverse effect on our business.

Changes in consumer preferences and economic conditions could adversely affect our financial performance.

Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns, the cost and availability of labor, purchasing power, availability of products and the type, number and location of competing restaurants. In addition, factors such as increased food, labor and benefits costs, regional weather conditions and the potential scarcity of experienced management and hourly employees may also adversely affect the food service industry in general and the results of our operations and financial condition in particular. In addition, purchases at our restaurants are discretionary for consumers and, therefore, we are susceptible to economic slowdowns. Consumers are generally more willing to make discretionary purchases during periods in which favorable conditions prevail. A general slowdown in the United States economy could adversely affect consumer confidence and spending habits, which could negatively impact our sales.

Our business may be harmed by highly publicized incidents at one or more of our restaurants.

Multi-unit food service businesses can be materially and adversely harmed by publicity resulting from poor food quality, illness, injury or other health concerns or employee relations or other operating issues stemming from one location or a limited number of locations, whether or not the company is liable, or from consumer concerns with respect to the nutritional value of certain food. In addition, we cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by third party food suppliers and transporters outside of our control. Any outbreak of such illness attributed to one or more of our restaurants or to a similar multi-unit restaurant chain, or the perception of such an outbreak, could harm our business.

We may not be able to successfully continue the development and implementation of our franchising program.

The success of our business strategy depends, in part, on the continued development and implementation of our franchising program. We can provide no assurance that we will be able to continue to successfully locate and attract suitable franchisees or that these franchisees will have the business abilities or sufficient access to capital to open restaurants or will operate restaurants in a manner consistent with the Friendly’s concept and standards or in compliance with franchise agreements. The success of our franchising program will also be dependent upon factors not within our control or the control of our franchisees, including the availability of suitable sites on acceptable lease or purchase terms, permitting and regulatory compliance and general economic and business conditions.

In addition, even if our franchising program is successful, we can provide no assurance that it will prove advantageous to us from an operational standpoint. The interests of franchisees may conflict with our interests. For example, whereas franchisees are concerned with individual business strategies and objectives, we are responsible for ensuring the success of the entire range of our products and services.

Finally, although we evaluate and screen potential franchisees, we can provide no assurance that franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas. The failure of franchisees to operate successfully could have an adverse effect on our business, reputation and brand and our ability to attract prospective franchisees.

Our operations are highly concentrated in the Northeast region.

Approximately 97% of Company-operated restaurants are located, and substantially all of our retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to the Northeast may adversely affect our business more than certain of our competitors which are more geographically diverse.

Our cash flows may fluctuate due to seasonality.

Due to the seasonality of premium ice cream dessert consumption, and the effect from time to time of weather on patronage of our restaurants, our revenues and operating income are typically higher in the second and third quarters. This seasonality may adversely affect our cash flows.

The locations where we have restaurants may cease to be attractive which could negatively affect our sales at these locations.

The success of Company-operated and franchised restaurants is significantly influenced by location. Current locations may not continue to be as attractive as demographic patterns change. Likewise, we may face difficulties in acquiring new locations at reasonable costs. It is possible that the neighborhood or economic conditions where our restaurants are located could decline in the future, potentially resulting in reduced sales in those locations.

Our franchisees and we may experience delays in restaurant openings, which could adversely affect our ability to increase revenues and profitability.

Our franchisees and we have experienced delays in restaurant openings from time to time and may experience delays in the future. Delays in opening new restaurants in accordance with our current plans and the current plans of our franchisees could materially adversely affect our expected revenues and profitability.

Our ability or the ability of our franchisees to open new restaurants will depend on a number of factors, some of which are beyond our control, including:

•       the availability of funding;

•       the identification and availability of suitable restaurant sites;

•       negotiation of favorable leases;

•       the timely development in certain cases of commercial, residential, street or highway construction near restaurants;

•       dependence on contractors to construct new restaurants in a timely manner;

•       management of construction and development costs of new restaurants;

•       securing required local, state and federal governmental approvals and permits; and

•       recruitment of qualified operating personnel.

If our manufacturing and distribution operation is damaged or otherwise interrupted for any prolonged period of time, our operations would be harmed.

Our business depends on our ability to reliably produce ice cream dessert products and deliver them to retailers, distributors and restaurants on a regular schedule. We currently produce most of our ice cream dessert products in a single manufacturing facility in Wilbraham, Massachusetts. As a result, our business is vulnerable to damage or interruption from fire, severe drought, flood, power loss, telecommunications failure, break-ins, snow and ice storms, work stoppages and similar events. Any such damage or failure could disrupt our operations and result in the loss of sales and current and potential customers if we are unable to quickly recover from such events. Our business interruption insurance may not be adequate to compensate for our losses if any of these events occur. In addition, business interruption insurance may not be available to us in the future on acceptable terms or at all. Even if we carry adequate insurance, such events could harm our business.

The restaurant and food distribution industries are heavily regulated.

We are subject to various federal, state and local laws affecting our business. Our restaurants and facilities are subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, environmental, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain required licenses or approvals, or the losses of such licenses and approvals, can delay, prevent the opening of or close a restaurant in a particular area.

Our relationship with our current and potential franchisees is governed by state laws, which regulate substantive aspects of the franchisor-franchisee relationship. Current and proposed franchise relationship laws limit, among other things, the rights of a franchisor to approve the transfer of a franchise, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

We are also subject to the Americans with Disabilities Act of 1990, which, among other things, may require certain renovations to our restaurants to meet federally mandated requirements.

Increasing labor costs could adversely affect our profitability.

Our restaurant operations are subject to federal and state laws governing such matters as wages, hours, working conditions, civil rights and eligibility to work. Some states have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at our restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage at a federal and/or state level could increase labor costs at our restaurants. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect us as well as the restaurant industry in general.

A failure to attract and retain qualified employees may adversely affect us.

Our success and the success of our restaurants depend upon our ability to attract and retain a sufficient number of qualified employees, including skilled management, customer service personnel and wait and kitchen staff. We face significant competition in the recruitment of qualified employees. Our inability to recruit and retain qualified individuals may delay the planned openings of new restaurants, result in higher employee turnover, affect our ability to provide a high quality customer experience in restaurants or exert pressure on wages or other employee benefits to attract qualified personnel. Any of these consequences could have a material adverse effect on our business and results of operations.

We may not be able to protect our trademarks and other proprietary rights.

We believe that our trademarks and other proprietary rights are important to our success and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and proprietary rights. However, the actions we take to protect our intellectual property may be inadequate to prevent imitation of our products and concepts by others.

Our substantial debt could harm our business, results of operations, financial position and cash flows.

We have substantial debt and may incur additional debt in the future. The principal and interest payment obligations of such debt may restrict future operations and operating expenditures and impair our ability to meet our obligations under our debt instruments, loan agreements, letters of credit, leases and other long-term commitments, and may otherwise affect our profitability. In addition, our credit facility and our mortgage loans contain floating interest rates and any increase in the prevailing rates could have an adverse effect on our business.

As of January 1, 2006, we had approximately $233.9 million of total indebtedness outstanding, including capital leases. In addition, the indenture governing our 8.375% senior notes permits us to incur additional debt. Our substantial levels of debt may have important consequences. For instance, it could:

•       make it more difficult for us to satisfy our financial obligations;

•       require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due on our debt, which will reduce funds available for other business purposes;

•       increase our vulnerability to general adverse economic and industry conditions;

•       limit flexibility in planning for, or reacting to, changes in the business and in the industries in which we operate;

•       place us at a competitive disadvantage compared with some of our competitors that have less debt; and

•       limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

Our ability to satisfy our obligations and to reduce our total debt depends on future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute our business strategy.

The instruments governing our 8.375% senior notes and other debt impose restrictions.

The indenture governing our 8.375% senior notes and our other debt instruments, including without limitation our credit facility, contain, and other agreements we may enter into in the future may contain, covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

•       incur additional debt,

•       create liens,

•       make investments,

•       enter into transactions with affiliates,

•       sell assets,

•       declare or pay dividends,

•       redeem stock or make other distributions to shareholders,

•       enter into sale and leaseback transactions, and

•       consolidate or merge.

Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these restrictions could result in a default under the indenture. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If we were unable to repay debt to secured lenders, they could proceed against our assets securing that debt. On March 15, 2006, we amended and restated our credit facility to, among other things, (i) revise certain financial covenants beginning with the fourth quarter of 2005 and extending through the credit facility maturity date of June 30, 2007 (including leverage, interest coverage, minimum EBITDA and the deletion of the tangible net worth covenant) and (ii) permit certain transactions to be excluded from our annual capital expenditures limit. As a result of the amendments, we were in compliance with the covenants in our credit facility as of January 1, 2006.

We are exposed to potential risks as a result of the internal control testing and evaluation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

We assessed the effectiveness of our internal control over financial reporting as of January 1, 2006 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute more than an inconsequential deficiency. As a result of this evaluation, no significant deficiencies or material weaknesses were identified. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for 2005 as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect to continue to incur costs, including accounting fees and staffing salaries, in order to maintain compliance with that section of the Sarbanes-Oxley Act. We continue to monitor controls for any additional weaknesses or deficiencies. However, no evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within our company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments.

In the future, if we fail to complete the Sarbanes-Oxley Section 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Although we intend to devote substantial time and incur costs as necessary to ensure ongoing compliance, we cannot be certain that we will be successful in complying with Section 404.

We have incurred and may incur significant additional and unforeseen expenses and costs to defend or pursue litigation and related matters.

From time to time we are named as a defendant in legal actions arising in the ordinary course of our business. We are currently a party to litigation brought by S. Prestley Blake (“Blake”), holder of approximately 10% of our common stock. On February 25, 2003, Mr. Blake sued us and our Chairman in a purported derivative action in Hampden Superior Court, Massachusetts. The suit alleges breach of fiduciary duty and misappropriation of corporate assets, and alleges that we paid certain expenses relating to a corporate jet and the Chairman’s use of that jet and use of an office in Illinois. The suit seeks to require the Chairman to reimburse us and for Friendly’s to pay Blake’s attorneys’ fees. Friendly’s and our Chairman have denied Blake’s allegations and are vigorously defending the lawsuit. We cannot guarantee that we will be successful in defending this or any other litigation. Defending the Blake litigation and other litigation may cause us to incur significant additional and unforeseen costs to defend or pursue litigation or other investigations relating to the matters subject to the litigation.

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

The table below identifies the location of the 520 restaurants operating as of January 1, 2006.

	Company-Operated Restaurants		Franchised Restaurants
				Leased to
			Leased/Owned	Franchisees	Total
State	Freestanding	Other(a)	by Franchisees	By FICC	Restaurants
Connecticut	36	9	—	—	45
Delaware	—	—	6	2	8
Florida	—	—	6	10	16
Maine	9	—	—	—	9
Maryland	—	—	13	6	19
Massachusetts	83	22	3	1	109
New Hampshire	12	2	—	—	14
New Jersey	28	9	19	4	60
New York	27	10	74	6	117
North Carolina	—	—	1	—	1
Ohio	—	—	5	18	23
Pennsylvania	34	9	16	4	63
Rhode Island	5	1	—	—	6
South Carolina	—	—	4	—	4
Vermont	9	1	—	—	10
Virginia	8	—	6	2	16
Total	251	63	153	53	520

(a)           Includes primarily malls and strip centers.

The 251 freestanding restaurants range in size from approximately 2,400 square feet to approximately 5,000 square feet. The 63 mall and strip center restaurants range in size from approximately 2,200 square feet to approximately 4,500 square feet. Of the 314 Company-operated restaurants at January 1, 2006, we owned the buildings and the land for 79 restaurants, owned the buildings and leased the land for 70 restaurants and leased both the buildings and the land for 165 restaurants. Our leases generally provide for the payment of fixed monthly rentals and related occupancy costs (e.g., property taxes and insurance). Additionally, most mall and strip center leases require the payment of common area maintenance charges and incremental rent of between 2% and 6% of the restaurant’s sales.

In addition to the Company-operated restaurants, we own an approximately 240,000 square foot facility on 35 acres in Wilbraham, MA, which houses our corporate headquarters, a training facility, a manufacturing and distribution facility and a warehouse. We also lease (i) an approximately 60,000 square foot distribution facility in Chicopee, MA and (ii) an approximately 85,000 square foot distribution and office facility in York, PA.

Item 3.                        LEGAL PROCEEDINGS

From time to time we are named as a defendant in legal actions arising in the ordinary course of our business. We do not believe that the resolutions of these claims will have a material adverse effect on our consolidated financial condition or consolidated results of operations.

On February 25, 2003, S. Prestley Blake (“Blake”), holder of approximately 10% of our outstanding common stock, sued Friendly’s and our Chairman in a purported derivative action in Hampden Superior Court, Massachusetts. The suit alleges breach of fiduciary duty and misappropriation of corporate assets in that we paid certain expenses relating to a corporate jet and the Chairman’s use of that jet and use of an office in Illinois. The suit seeks to require the Chairman to reimburse us and for Friendly’s to pay Blake’s attorneys’ fees. Friendly’s and its Chairman have denied Blake’s allegations and are vigorously defending the lawsuit.

On June 27, 2005, Mr. Blake sent a demand letter to our Board of Directors demanding that our Board of Directors address his concerns and beliefs that are subject to the litigation filed on February 25, 2003. On July 14, 2005, our Board of Directors formed a special litigation committee consisting solely of independent directors (the “Committee”) to investigate the concerns and beliefs raised in Blake’s demand letter dated June 27, 2005. The Committee issued its report on October 24, 2005 and a supplemental report on November 30, 2005. Based on its findings, the Committee filed a Motion to Dismiss the claims made by Mr. Blake. As of the date hereof, the Court has not issued its ruling on the Committee’s Motion to Dismiss.

On September 28, 2004 we were served with a civil lawsuit filed in Connecticut Superior Court, Judicial District of Hartford by three employees from a Connecticut restaurant on behalf of themselves and other similarly situated individuals. The plaintiffs allege that pursuant to Connecticut law, they should have been paid a higher wage for work they performed that was unrelated to serving our customers. The plaintiffs sought class certification and damages for the purported class members. On January 25, 2006, the court denied the plaintiffs’ request for class certification. We have denied the allegations and are vigorously defending the lawsuit.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their respective ages and positions are as follows:

John L. Cutter, 61, has been Chief Executive Officer and President since February 2003. He served as the President and Chief Operating Officer from December 1998 to February 2003. Prior to joining us, Mr. Cutter served as the Chief Operating Officer of Boston Chicken, Inc. from March 1997 to October 1998.

Paul V. Hoagland, 53, has been the Executive Vice President of Administration and Chief Financial Officer, Treasurer and Assistant Clerk since February 2003. He served as the Senior Vice President, Chief Financial Officer, Treasurer and Assistant Clerk from May 2001 to February 2003. Prior to joining us, Mr. Hoagland served as the Executive Vice President and Chief Financial Officer of New England Restaurant Company, Inc. from October 1992 to January 2001.

Gregory A. Pastore,41, has been the Vice President, General Counsel and Clerk since February 2004. Prior to joining us, Mr. Pastore served as the Vice President of Development, General Counsel and Secretary of Bertucci’s Corporation from April 1999 to February 2004. Prior to April 1999, Mr. Pastore was affiliated with the law firm of Hutchins, Wheeler & Dittmar from April 1994 to April 1999.

Garrett J. Ulrich, 55, has been the Vice President of Human Resources since September 1991. Prior to joining us, Mr. Ulrich served as the Vice President of Human Resources of Dun & Bradstreet Information Services, North America from 1988 to 1991. From 1978 to 1988, Mr. Ulrich held various human resource executive and managerial positions at Pepsi Cola Company, a division of PepsiCo.

Kenneth D. Green, 42, has been the Vice President of Company Restaurant Operations since August 2004. He served as a Regional Director of Restaurant Operations from April 2003 to August 2004. Prior to joining us, Mr. Green served as Vice President of Operations of Cosi, Inc. from March 2001 to April 2003. From June 1996 to January 2003, Mr. Green served as President and owner of Dine West, Inc.

Allan J. Okscin, 54, has been the Vice President and Corporate Controller since July 2003. He served as Corporate Controller from 1989 to July 2003. Mr. Okscin is a certified public accountant.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the American Stock Exchange (“AMEX”) under the symbol “FRN.” The following table sets forth the high and low sale price per share of our common stock during each fiscal quarter within the two most recent fiscal years as reported on AMEX:

MARKET PRICE OF COMMON STOCK

	High	Low
2005
First Quarter	$9.95	$7.61
Second Quarter	11.20	8.10
Third Quarter	13.85	8.75
Fourth Quarter	10.35	7.85
2004
First Quarter	$16.00	$9.58
Second Quarter	19.30	12.05
Third Quarter	13.38	8.56
Fourth Quarter	9.95	7.67

Holders of Record.   The number of shareholders of record of our common stock as of January 31, 2006 was 529.

Dividends.   We currently intend to retain any earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any determination as to the payment of dividends will depend upon our future results of operations, capital requirements and financial condition and such other facts as our Board of Directors may consider, including any contractual or statutory restrictions on our ability to pay dividends. Our credit facility and the indenture relating to our 8.375% senior notes each limit our ability to pay dividends on our common stock and we are currently prohibited from paying any dividends (other than stock dividends) under these provisions. We have not paid any dividends in the last five years.

Recent Sales of Unregistered Securities.   We did not sell unregistered securities during 2005.

Issuer’s Purchases of Equity Securities.   We did not repurchase any of our equity securities during the fourth quarter of 2005.

Item 6.                        SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following table sets forth selected consolidated historical financial information, which has been derived from our audited Consolidated Financial Statements for each of the five most recent years ended January 1, 2006. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. See Note 2 of Notes to Consolidated Financial Statements for a discussion of the basis of the presentation and significant accounting policies of the consolidated historical financial information set forth below. No dividends were declared or paid for any period presented.

	Fiscal Year(a)
(in thousands, except per share data)	2005	2004	2003	2002	2001
		(53 weeks)			(unaudited)
Statement of Operations Data:
Revenues:
Restaurant	$400,821	$431,763	$442,416	$437,426	$431,584
Foodservice	116,072	112,637	110,190	106,331	95,368
Franchise	14,454	13,199	9,822	9,472	9,174
Total revenues	531,347	557,599	562,428	553,229	536,126
Costs and expenses:
Cost of sales	205,332	210,477	202,322	197,654	193,346
Labor and benefits	143,973	158,133	159,428	154,592	151,071
Operating expenses	105,809	104,681	103,891	104,593	99,059
General and administrative expenses(b)	38,746	40,006	41,657	39,462	39,661
Pension settlement expense
(curtailment gain)(c)	—	2,204	(8,113)	—	—
Restructuring expenses (reversal of restructuring expenses), net(d)	—	2,627	—	(400)	636
Gain on litigation settlement(e)	—	(3,644)	—	—	—
Write-downs of property and equipment(f)	2,478	91	26	976	800
Depreciation and amortization	23,435	22,592	22,650	24,355	29,121
Gain on franchise sales of restaurant operations and properties(g)	(2,658)	(1,302)	—	(675)	(4,591)
Loss (gain) on disposals of other property and equipment, net	1,030	213	2,044	578	(2,021)
Operating income	13,202	21,521	38,523	32,094	29,044
Other expenses:
Interest expense, net(h)	20,924	22,295	24,157	24,870	27,310
Other (income) expense, principally debt retirement costs(i)	(130)	9,235	—	—	—
(Loss) income before (provision for) benefit from income taxes and extraordinary item.	(7,592)	(10,009)	14,366	7,224	1,734
(Provision for) benefit from income taxes(j)	(20,002)	7,145	(4,604)	(1,581)	391
(Loss) income from continuing operations before extraordinary item	(27,594)	(2,864)	9,762	5,643	2,125
Income (loss) from discontinued operations, net of income tax effect(k)	335	(553)	(259)	17	384
Extraordinary item, net of income tax effect(l)	—	—	—	—	547
Net (loss) income	$(27,259)	$(3,417)	$9,503	$5,660	$3,056

	Fiscal Year(a)
(in thousands, except per share data)	2005	2004	2003	2002	2001
		(53 weeks)			(unaudited)
Statement of Operations Data:
Basic (loss) income per share:
(Loss) income from continuing operations	$(3.53)	$(0.38)	$1.31	$0.77	$0.29
Income (loss) from discontinued operations, net of income tax effect	0.04	(0.07)	(0.03)	—	0.05
Extraordinary item, net of income tax effect	—	—	—	—	0.07
Net (loss) income	$(3.49)	$(0.45)	$1.28	$0.77	$0.41
Diluted (loss) income per share:
(Loss) income from continuing operations	$(3.53)	$(0.38)	$1.28	$0.75	$0.29
Income (loss) from discontinued operations, net of income tax effect	0.04	(0.07)	(0.03)	—	0.05
Extraordinary item, net of income tax effect	—	—	—	—	0.07
Net (loss) income	$(3.49)	$(0.45)	$1.25	$0.75	$0.41
Other Data:
Net cash provided by operating activities	$14,445	$7,427	$25,846	$32,471	$15,472
Net cash (used in) provided by investing activities	$(7,679)	$(14,677)	$(29,712)	$(11,614)	$42,753
Net cash used in financing activities	$(5,574)	$(4,976)	$(4,844)	$(2,858)	$(56,467)
Capital expenditures:
Cash	$16,902	$19,734	$29,791	$17,877	$13,922
Non-cash(m)	256	3,445	1,925	215	—
Total capital expenditures	$17,158	$23,179	$31,716	$18,092	$13,922

	January 1,	January 2,	December 28,	December 29,	December 30,
	2006	2005	2003	2002	2001
					(unaudited)
Balance Sheet Data:
Working capital (deficit) (n)	$(14,241)	$(10,131)	$(1,489)	$3,197	$(16,336)
Total assets	$218,242	$248,884	$247,288	$252,163	$246,876
Total long-term debt, capital lease and finance obligations, excluding current maturities	$231,067	$233,132	$233,710	$236,874	$239,064
Total stockholders’ deficit	$(141,838)	$(105,026)	$(103,152)	$(108,145)	$(99,930)

(a)           2004 included 53 weeks of operations. All other years presented included 52 weeks of operations.

(b)          General and administrative expenses included stock compensation expense of $75, $223, $330, $531 and $298 for 2005, 2004, 2003, 2002 and 2001, respectively.

(c)           In 2004, lump-sum cash payments to pension plan participants were in excess of the interest cost component of net periodic pension cost. As a result, we recorded additional pension expense of $2,204 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

In November 2003, we announced that effective December 31, 2003, all benefits accrued under the pension plan would be frozen at the level attained on that date. The benefits accrued through December 31, 2003 were not reduced and will continue to be credited with interest. As a result, we recognized a one-time pension curtailment gain of $8,113 in 2003.

(d)          In March 2004, we recorded a pre-tax restructuring charge of $2,627 for severance and outplacement services associated with reduction in force actions taken during the first quarter.

On October 10, 2001, we eliminated approximately 70 positions at corporate headquarters. In addition, approximately 30 positions in the restaurant construction and fabrication areas were eliminated by December 30, 2001. The purpose of the reduction was to streamline functions and reduce redundancy among our business segments. As a result of the elimination of the positions and the outsourcing of certain functions, we reported a pre-tax restructuring charge of $2,536 for severance, rent and unusable construction supplies in the year ended December 30, 2001.

We reduced the restructuring reserves by $400 and $1,900 during the years ended December 29, 2002 and December 30, 2001, respectively, since the reserves exceeded estimated remaining payments.

(e)           In January 2004, we reached a settlement in a lawsuit filed against a former administrator of one of our benefit plans. The settlement was based on the administrator’s alleged failure to adhere to the terms of a contract and resulted in a one-time payment to us of $3,775, which was received on April 2, 2004. As a result of this lawsuit, we incurred professional fees of approximately $500 which were included in the accompanying consolidated statement of operations for the year ended December 28, 2003 and an additional $131 in professional fees that were offset against the payment in the accompanying consolidated statement of operations for the year ended January 2, 2005.

(f)             Write-downs of property and equipment primarily related to property and equipment to be held and used or disposed of through early lease terminations.

(g)           Net gains recorded in connection with sales of equipment, operating rights and properties to franchisees.

(h)          Interest expense was net of capitalized interest of $25, $61, $144, $0 and $93 and interest income of $682, $702, $838, $808 and $581 for 2005, 2004, 2003, 2002 and 2001, respectively.

(i)             In March 2004, $127,357 of aggregate principal amount of our 10.5% senior notes was purchased at the tender offer and consent solicitation price of 104% of the principal amount and $476 of aggregate principal amount of our 10.5% senior notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48,144 of our 10.5% senior notes was redeemed in accordance with our senior notes indenture at 103.5% of the principal amount. In connection with the tender offer, we wrote off unamortized deferred financing costs of $2,445 and paid a premium of $6,790 that was included in the accompanying consolidated statement of operations for the year ended January 2, 2005. The 2005 amount represented the realized gains on investments associated with the dissolution of our nonqualified deferred compensation plan.

(j)              During the fourth quarter of 2005, we entered a three-year cumulative loss position and revised our projections of the amount and timing of profitability in future periods. As a result, we increased our deferred income tax valuation allowance by approximately $26,729,000 ($22,184,000 to income tax expense and $4,545,000 to accumulated other comprehensive loss) to reduce the carrying value of deferred tax assets to zero (Note 8 of Notes to Consolidated Financial Statements).

(k)          Income from discontinued operations, net represented the results of operations of properties closed during 2005 and the related net gain on the disposals, as well as the results of operations of properties held for sale at January 1, 2006, net of income taxes (Note 5 of Notes to Consolidated Financial Statements).

(l)             Extraordinary item, net represents the $4,255 gain on the repurchase of our 10.5% senior notes net of (i) $2,806 of deferred financing costs which were expensed as a result of the repayment of term loans in July 2001 and the repayment of our previous credit facility and the repurchase of $21,300 of our 10.5% senior notes in December 2001, (ii) $522 of expenses associated with releasing mortgages, etc. in connection with the repayment of our previous credit facility and (iii) $380 of income taxes.

(m)      Non-cash capital expenditures represent the cost of assets acquired through the incurrence of capital lease obligations and the utilization of lease incentives.

(n)          Working capital (deficit) includes assets classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for all years presented (Notes 5 and 6 of Notes to Consolidated Financial Statements).

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes thereto included elsewhere herein.

Overview

Our revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail locations and franchising. As of January 1, 2006, we operated 314 full-service restaurants, franchised 206 full-service restaurants and seven non-traditional units and manufactured a full line of premium ice cream desserts distributed through more than 4,500 supermarkets and other retail locations in 13 states. We were publicly held from 1968 until January 1979, at which time we were acquired by Hershey Foods Corporation (“Hershey”). Under Hershey’s ownership, the number of Company-operated restaurants increased from 601 to 849. Hershey subsequently sold us in September 1988 to The Restaurant Company (“TRC”) in a highly-leveraged transaction (the “TRC Acquisition”).

The high leverage associated with the TRC Acquisition has severely impacted our liquidity and profitability. As of January 1, 2006, we had a stockholders’ deficit of $141.8 million. Cumulative net interest expense of $606.4 million since the TRC Acquisition has significantly contributed to the deficit. Our net loss in 2005 of $27.3 million included $20.9 million of interest expense, net and a provision for income taxes of $20.0 million primarily due to an increase in our deferred income tax valuation allowance. The degree to which we are leveraged could have important consequences, including the following: (i) potential impairment of our ability to obtain additional financing in the future; (ii) because borrowings under our credit facility and mortgage financing in part bear interest at floating rates, we could be adversely affected by any increase in prevailing rates; (iii) we are more leveraged than certain of our principal competitors, which may place us at a competitive disadvantage; and (iv) our substantial leverage may limit our ability to respond to changing business and economic conditions and make us more vulnerable to a downturn in general economic conditions. We have reported net (loss) income of ($27.3 million), ($3.4 million), $9.5 million, $5.7 million and $3.1 million for 2005, 2004, 2003, 2002 and 2001, respectively.

Following is a summary of Company-operated and franchised units:

	For the Years Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
Company Units:
Beginning of year	327	355	362
Openings	2	4	3
Refranchised closings	(15)	(27)	—
Closings	—	(5)	(10)
End of year	314	327	355
Franchised Units:
Beginning of year	195	163	162
Refranchised openings	15	27	—
Openings	6	8	6
Closings	(3)	(3)	(5)
End of year	213	195	163

Discontinued Operations

During 2005, we disposed of five properties by sale and nine properties other than by sale, including lease terminations. During December 2005, we closed seven restaurants and committed to a plan to sell those seven restaurants as well as four restaurants that were closed in 2004. At January 1, 2006, these 11 properties met the criteria for “held for sale” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In accordance with SFAS No. 144, the results of operations of the 14 properties that were disposed of during 2005 and the related net gain on the disposals, as well as the results of operations of the 11 properties held for sale at January 1, 2006, were reported separately as discontinued operations in the accompanying consolidated statements of operations for all years presented. See Note 5 of Notes to Consolidated Financial Statements.

2005 Compared to 2004

Revenues:

Total Revenues—Total revenues decreased $26.3 million, or 4.7%, to $531.3 million in 2005 from $557.6 million in 2004. Fiscal 2004 included a 53rd week of operations. The additional week contributed $10.7 million in total revenues as restaurants, foodservice and franchise segments provided $9.0 million, $1.5 million and $0.2 million, respectively.

Restaurant Revenues—Restaurant revenues decreased $31.0 million, or 7.2%, to $400.8 million in 2005 from $431.8 million in 2004. Comparable Company-operated restaurant revenues decreased 1.2% from 2004 to 2005. Higher prices for gasoline, especially during the three weeks in September 2005 post hurricane Katrina, appeared to have had a negative impact on the number of customer visits during all day-parts, with our afternoon and evening snack periods experiencing the greatest declines. Comparable sales decreased 1.3% for the fourth quarter of 2005 compared to the same period in 2004, but were flat the last two months of 2005. Also contributing to the reduced comparable revenues was an unfavorable shift in the timing of the year-end holiday period as 2004 included January 1, 2004 and January 1, 2005. Also, there were additional operating days lost due to weather closings in 2005 when compared to 2004 as most markets in New England recorded higher than normal snowfall. The 53rd week of operations in 2004 contributed $9.0 million to the restaurant sales decline. Additionally, the closing of five locations and the re-franchising of 42 locations over the past 24 months resulted in declines of $1.6 million and $20.3 million, respectively, in restaurant revenues in 2005 as compared to 2004. These declines were partially offset by increased revenues of $4.1 million in 2005 as compared to 2004 due to the opening of six new restaurants over the past 24 months. There were two new restaurants opened during the year ended January 1, 2006.

Foodservice Revenues—Foodservice (product sales to franchisees and retail customers) revenues increased $3.5 million, or 3.0%, to $116.1 million in 2005 from $112.6 million in 2004. This increase was primarily due to a $3.9 million increase in franchised restaurant product revenue resulting from the increased number of franchised restaurants in 2005 compared to 2004, which was partially offset by a decrease in franchised restaurant product revenue of $1.1 million due to the 53rd week of operations in 2004. Additionally, Foodservice revenues were adversely impacted by a $0.4 million decrease in sales to foodservice retail supermarket customers in 2005 compared to 2004 as a result of greater discounting in 2005. Case volume in our retail supermarket business increased 0.7% for the year ended January 1, 2006 when compared to the year ended January 2, 2005 primarily as a result of higher volume of individual sundae cups and the introduction of new decorative cakes. Discounting and sales allowances were 0.7% greater as a percentage of gross revenues in 2005 when compared to 2004. Foodservice retail revenues were $0.4 million during the 53rd week in 2004.

Franchise Revenues—Franchise royalty and fee revenues increased $1.3 million, or 9.5%, to $14.5 million in 2005 compared to $13.2 million in 2004 due primarily to increases in royalties on franchised sales and rental income for leased and subleased franchise locations, partially offset by a decline in franchise fees.

Royalties on franchised sales increased $0.8 million in 2005 as compared to 2004. Comparable franchised revenues grew 0.4% from the year ended January 2, 2005 to the year ended January 1, 2006. The opening of 13 new franchise restaurants and one café and 42 re-franchised restaurants during the last 24 months increased royalty revenues by $1.1 million while the closing of six under-performing locations during the same period reduced royalties by $0.2 million. Royalties were $0.2 million during the 53rd week in 2004.

Franchise fees declined by $0.5 million during 2005 when compared to 2004. We re-franchised 15 Company-operated restaurants and franchisees opened six new restaurants during 2005 as compared to the re-franchising of 27 Company-operated restaurants and the opening of seven new restaurants and one new café during 2004. Additionally in 2004, we received $0.1 million in franchise fees associated with the sale of leasehold improvements and equipment and assignment of the lease for one re-franchised location and the sale of equipment at three other re-franchised locations to the existing franchisee.

An increase in rental income for leased and subleased franchise locations of $1.0 million, due primarily to an increased number of leased and subleased franchised locations, also contributed to the higher revenues in 2005 compared to 2004. There were 213 and 195 franchise units open at January 1, 2006 and January 2, 2005, respectively.

Cost of sales:

Cost of sales decreased $5.2 million, or 2.4%, to $205.3 million in 2005 from $210.5 million in 2004. Cost of sales as a percentage of total revenues was 38.6% and 37.7% in 2005 and 2004, respectively. A shift in sales mix from Company-operated restaurant sales to foodservice sales added to the increase in cost of sales as a percentage of total revenue. Foodservice sales to franchisees and retail supermarket customers (21.8% and 20.2% of total revenues for the years ended January 1, 2006 and January 2, 2005, respectively) have higher food costs as a percentage of revenue, at 92.2%, than sales in Company-operated restaurants to restaurant patrons. This increase was partially offset by the growth in franchise revenues, which reduced cost of sales as a percentage of total revenues by 0.2% in 2005 when compared to 2004 since franchise revenues have no product costs associated with such revenues. Additionally, foodservice retail sales promotional allowances, recorded as offsets to revenues, increased by 0.7% in 2005 as a percentage of sales to foodservice retail supermarket customers when compared to 2004 due to an increase in discounting activities during 2005. This increase had an unfavorable impact on the overall cost of sales as a percentage of total revenues. Manufacturing efficiencies improved during the current year when compared to a year ago, especially during the third and fourth quarters, due to cost reductions associated with scheduling improvements; however, higher fuel costs in 2005 versus 2004 offset most of the benefit.

Restaurant cost of sales as a percentage of restaurant revenues was 27.0% and 27.2% in 2005 and 2004, respectively.

The relatively high price of butter in December 2004 resulted in unfavorable cream costs in the first quarter of 2005, as the market price of butter is generally reflected in our cost of sales approximately 30 days later. During the remainder of 2005, butter prices had a favorable impact on the price of cream when compared to the same period in 2004. The cost of cream was approximately $1.1 million lower in the year ended January 1, 2006 when compared to the year ended January 2, 2005. In 2005, market losses of $0.2 million were realized due to unfavorable positions on commodity option contracts while market gains of $0.6 million were realized in 2004. We enter into commodity option contracts from time to time to manage dairy cost pressures. Our commodity option contracts do not meet hedge accounting criteria as defined by

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and, accordingly, are marked to market each period with the resulting gains or losses recognized in cost of sales.

The table below shows the average monthly price of a pound of AA butter. Futures and options on AA butter are traded on the Chicago Mercantile Exchange and AA butter is the commodity used to derive the price of cream. The prices shown were obtained from market quotes provided by the United States Department of Agriculture’s (“USDA”) Agricultural Marketing Service.

Month:	2005	2004	2003	2002	2001
January	$1.5775	$1.4320	$1.0815	$1.3454	$1.2531
February	1.6145	1.7132	1.0405	1.2427	1.3852
March	1.5527	2.1350	1.0915	1.2473	1.5708
April	1.4933	2.2204	1.0906	1.1712	1.8217
May	1.4044	2.0363	1.0919	1.0590	1.8713
June	1.5313	1.9300	1.1142	1.0427	1.9783
July	1.6210	1.7458	1.1985	1.0302	1.8971
August	1.6861	1.5408	1.1708	0.9752	2.0880
September	1.6988	1.7656	1.1731	0.9635	2.0563
October	1.6204	1.6475	1.1846	1.0315	1.4070
November	1.4260	1.9238	1.2057	1.0425	1.3481
December	1.3552	1.7083	1.2969	1.1198	1.2793
Mathematical Avg	$1.5484	$1.8166	$1.1450	$1.1059	$1.6630

The cost of cream, the principal ingredient used in making ice cream, affects cost of sales as a percentage of total revenues, especially in foodservice’s retail business. A $0.10 increase in the cost of a pound of AA butter adversely affects our annual cost of sales by approximately $0.9 million. This adverse impact may be offset by price increases or other factors. However, no assurance can be given that we will be able to offset any cost increases in the future and future increases in cream prices could have a material adverse effect on our results of operations. To minimize risk, alternative supply sources continue to be pursued.

We purchased butter option contracts through the third quarter of 2005 to minimize the impact of increases in the cost of cream. When available, options on butter futures were purchased to cover up to 50% of the cream needs of the manufacturing plant. Option contracts are offered in the months of March, May, July, September, October and December; however, there is often not enough open interest in them to allow us to buy even very limited coverage without paying an exorbitant premium.

On September 19, 2005, the Chicago Mercantile Exchange launched the first electronically traded, cash-settled butter futures contract. This new futures contract is designed to meet the needs of food and dairy companies that have exposure to butterfat price risk but do not want to expose themselves to the possibility of being compelled to take physical delivery of butter. The size of the contract is 20,000 pounds of AA butter, versus the traditional butter futures contract, which is 40,000 pounds. The contract is cash settled based upon the USDA monthly weighted average price for butter in the United States. With this new type of futures contract, there is no risk of delivery of butter; therefore it offers us the ability to hedge the price risk of cream (on a butter basis) without having to take delivery of commodity butter. We have evaluated this new hedging instrument and believe it is an attractive way to hedge the price risk related to cream. During the fourth quarter of 2005, we purchased a small number of these contracts, but did not achieve a significant level of protection.

Labor and benefits:

Labor and benefits decreased $14.1 million, or 9.0%, to $144.0 million in 2005 from $158.1 million in 2004. Labor and benefits as a percentage of total revenues decreased to 27.1% in 2005 from 28.4% in 2004. As a percentage of restaurant revenues, labor and benefits decreased to 35.9% in 2005 from 36.6% in 2004. Lower hourly labor costs accounted for 0.7% of the decrease in labor and benefits costs as a percentage of restaurant revenues, which was primarily the result of restructuring of the restaurant management team with fewer guest service supervisors and more servers, resulting in lower average hourly rates. Restaurant general manager bonuses were also lower during 2005 when compared to 2004 due primarily to a change in the bonus plan and accounted for 0.5% of the year-to-year decrease in labor and benefits costs as percentage of restaurant revenues. Partially offsetting these benefits were increases in pension expense and other fringe costs of 0.4% and 0.1%, respectively, in 2005 when compared to 2004. Revenue increases derived from franchised locations and product sales to franchisees and retail customers, which do not have any associated restaurant labor and benefits, also contributed to the lower labor and benefits as a percentage of total revenues.

Operating expenses:

Operating expenses were $105.8 million and $104.7 million in 2005 and 2004, respectively. Operating expenses as a percentage of total revenues were 19.9% and 18.8% in 2005 and 2004, respectively. The 1.1% increase in operating expenses as a percentage of total revenues resulted from higher restaurant costs for maintenance and utilities of 0.6% and 0.4% in 2005 when compared to 2004, respectively. Foodservice retail supermarket selling expenses increased 0.1% as a percentage of total revenues. Total advertising costs as a percentage of total revenues were 0.1% lower in 2005 when compared to 2004.

General and administrative expenses:

General and administrative expenses were $38.7 million and $40.0 million in 2005 and 2004, respectively. General and administrative expenses as a percentage of total revenues were 7.3% and 7.2% in 2005 and 2004, respectively. The $1.3 million decrease was primarily the result of decreases in bonuses ($0.6 million), outside restaurant guest evaluation services ($1.0 million), Sarbanes-Oxley related audit fees ($0.2 million), legal fees ($0.2 million, net of insurance reimbursements of $0.6 million), Board of Director fees ($0.2 million) and recruitment costs ($0.5 million). Partially offsetting these decreases were higher costs of $0.9 million and $0.6 million for other professional services and severance pay, respectively, during 2005 as compared to 2004.

Pension settlement expense (curtailment gain):

Certain of our employees are covered under a noncontributory defined benefit pension plan. During 2004, lump-sum cash payments to participants exceeded the interest cost component of net periodic pension cost for the plan year. As a result of the settlement volume, we recorded additional pension expense of $2.2 million.

Restructuring expenses:

Restructuring expenses of $2.6 million during the year ended January 2, 2005 related to severance and other benefits associated with reduction in force actions taken during the first quarter of 2004 that reduced headcount by approximately 20 permanent positions.

Gain on litigation settlement:

In January 2004, we reached a settlement in a lawsuit that we filed against a former administrator of one of our benefit plans. The settlement was based on the administrator’s alleged failure to adhere to the terms of a contract and resulted in a one-time payment to us of approximately $3.8 million, which was received on April 2, 2004. As a result of this lawsuit, we incurred professional fees of approximately $0.5 million that were included in the consolidated statement of operations for the year ended December 28, 2003 and an additional $0.2 million in professional fees that were offset against the payment in the accompanying consolidated statement of operations for the year ended January 2, 2005.

Write-downs of property and equipment:

Write-downs of property and equipment were $2.5 million and $0.1 million in 2005 and 2004, respectively. During 2005, we determined that the carrying values of six restaurant properties and certain capital inventory used to replace restaurant equipment exceeded their estimated fair values less costs to sell. The carrying values were reduced by an aggregate of $2.5 million accordingly. During 2004, it was determined that the carrying value of one property and a vacant land parcel exceeded their estimated fair values less costs to sell and the carrying values were reduced by an aggregate of $0.1 million accordingly.

Depreciation and amortization:

Depreciation and amortization was $23.4 million and $22.6 million in 2005 and 2004, respectively. Depreciation and amortization as a percentage of total revenues was 4.4% and 4.1% in 2005 and 2004, respectively. The increase in depreciation expense was primarily the result of the opening of six new restaurants over the last 24 months and the reduction of the lives of leasehold improvement assets as a result of management decisions to close certain leased properties sooner than previously anticipated.

Gain on franchise sales of restaurant operations and properties:

Gain on franchise sales of restaurant operations and properties was $2.7 million and $1.3 million in 2005 and 2004, respectively. During the year ended January 1, 2006, we recognized a gain of $2.7 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in nine existing Company-operated restaurants to four franchisees. During the year ended January 2, 2005, we recognized a gain of approximately $0.7 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in 10 existing Company-operated restaurants to a franchisee. Additionally, during 2004, we sold leasehold improvements and equipment and assigned the lease for one re-franchised location and sold equipment at three other re-franchised locations to the existing franchisee, resulting in a gain of approximately $0.3 million. We also sold the real property and equipment for one re-franchised location and assigned the lease and sold the equipment for a second re-franchised location to the existing franchisee, resulting in a gain of approximately $0.3 million during 2004.

Loss on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net, was $1.0 million and $0.2 million in 2005 and 2004, respectively. The table below identifies the components of the loss on disposals of other property and equipment, net as shown on the accompanying consolidated statements of operations (in thousands):

	For the Years Ended
	January 1,	January 2,
	2006	2005
Restaurant equipment assets retired due to remodeling	$225	$195
Restaurant equipment assets retired due to replacement	200	442
Loss on property not held for disposition	118	63
Loss on abandoned capital projects and architectural plans	108	—
Gain on property held for disposition	—	(782)
All other	379	295
Loss on disposals of other property and equipment, net	$1,030	$213

Interest expense, net:

Interest expense, net of capitalized interest and interest income was $20.9 million and $22.3 million in 2005 and 2004, respectively. The decrease in interest expense in 2005 compared to 2004 was primarily due to lower interest rates on our debt as a result of the refinancing of $176.0 million of our 10.5% senior notes due December 1, 2007.

Other (income) expense, principally debt retirement costs:

Other (income) expense, principally debt retirement costs of $0.1 million in 2005 represented the realized gains on investments sold in association with the dissolution of our nonqualified deferred compensation plan. Other (income) expense, principally debt retirement costs in 2004 represented the $6.8 million premium and the write-off of unamortized deferred financing costs of $2.4 million in connection with the tender offer for the $176.0 million of 10.5% senior notes. In March 2004, $127.8 million of aggregate principal amount of 10.5% senior notes were purchased pursuant to the tender offer and in April 2004, the remaining $48.2 million of 10.5% senior notes were redeemed in accordance with the 10.5% senior notes indenture at 103.5% of the principal amount.

(Provision for) benefit from income taxes:

The provision for income taxes was $20.0 million in 2005. Management evaluates the need for a valuation allowance on a quarterly basis. A more in depth evaluation is made as part of the annual and strategic planning process conducted in the fourth quarter of each year.

As of January 1, 2006, we had approximately $32.1 million of net deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences that are available to reduce income taxes in future years. SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods, and projections of future operating results. Where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. The presumption can be overcome in very limited circumstances.

During the fourth quarter of 2005, we entered a three-year cumulative loss position and revised our projections of the amount and timing of profitability in future periods. As a result, we increased our valuation allowance by approximately $26.7 million ($22.2 million to income tax expense and $4.5 million to stockholders’ deficit) to reduce the carrying value of deferred tax assets to zero.

We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability. However, going forward should our return to profitability provide sufficient evidence, in accordance with SFAS No. 109, to support the ultimate realization of income tax benefits attributable to net operating loss and credit carryforwards and other deductible temporary differences, a reduction in the valuation allowance may be recorded and the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

The 2005 provision for income taxes also included a $1.4 million increase in income tax accruals related to income tax audits and other tax matters as the IRS is currently auditing fiscal years 2002 through 2004. During the second quarter of 2005, we recorded $0.2 million of the increase and during the fourth quarter of 2005, we recorded an additional $1.2 million.

The benefit from income taxes was $7.1 million, an effective tax rate of 71.4%, in 2004, as the final benefit from income taxes for 2004 included a $2.2 million reversal of income tax accruals recorded in prior years. These accruals related to tax matters that, based upon additional information obtained during the fourth quarter of 2004, were no longer necessary. The reversal was recorded in the fourth quarter of 2004. The benefit from income taxes in 2004 was favorably impacted by the generation of Federal General Business Credits.

(Loss) income from continuing operations:

Loss from continuing operations was $27.6 million and $2.9 million for 2005 and 2004, respectively, for the reasons discussed above.

Income (loss) from discontinued operations:

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of a component of an entity that either has been disposed of or is classified as held for sale and any related gain (loss) on the sales are reported in discontinued operations.

Income (loss) from the discontinued operations of 14 properties that were disposed of during 2005 and 11 properties that were classified as held for sale at January 1, 2006 consisted of the following
(in thousands):

	For the Years Ended
	January 1,	January 2,
	2006	2005
Net sales	$10,499	$16,898
Pretax loss	(1,548)	(938)
Gain on disposals of property and equipment	2,115	—
Income tax (expense) benefit	(232)	385
Income (loss) from discontinued operations	$335	$(553)

2004 Compared to 2003

Revenues:

Total Revenues—Total revenues decreased $4.8 million, or 0.9%, to $557.6 million in 2004 from $562.4 million in 2003. Fiscal 2004 included a 53rd week of operations. The additional week contributed $10.7 million in total revenues as restaurants, foodservice and franchise segments provided $9.0 million, $1.5 million and $0.2 million, respectively.

Restaurant Revenue—Restaurant revenues decreased $10.6 million, or 2.4%, to $431.8 million in 2004 from $442.4 million in 2003. Excluding the impact of the 53rd week of operations, comparable Company-operated restaurant revenues decreased 0.6% from 2003 to 2004 as declines occurred in lunch and snack dayparts with the largest occurring during the evening snack period. The unfavorable impact of record snowfall during the first quarter of 2003 had a favorable impact on restaurant revenues when compared to the first quarter of 2004, as operating days lost due to weather closings were minimal in 2004. However, sales growth in the fast food restaurant segment, higher gas prices and fewer ninety-degree summer days in the Northeast may have contributed to a decline in comparable restaurant revenues during 2004. Nine and 34 restaurants were re-imaged during 2004 and 2003, respectively. The closing of 15 Company-operated restaurants and the refranchising of 27 restaurants over the 24 months ended January 2, 2005 resulted in restaurant revenue declines of $5.6 million and $18.0 million, respectively, during 2004 as compared to 2003. These declines were partially offset by a $5.6 million increase in restaurant revenues due to the opening of seven new restaurants over the 24 months ended January 2, 2005. Four of the new restaurants were opened in 2004.

Foodservice Revenues—Foodservice revenues (product sales to franchisees and retail customers) increased $2.4 million, or 2.2%, to $112.6 million in 2004 from $110.2 million in 2003. Franchised restaurant product revenues increased by $9.3 million in 2004 as compared to 2003 due primarily to the increased number of franchised restaurants and selling price increases related to increased costs of dairy and other manufacturing ingredients and food and supply items. Sales to foodservice retail supermarket customers declined by $6.9 million from 2003 to 2004 due primarily to a decline in case volume sold to retail supermarket customers. Case volume in our retail supermarket business fell by 8.7% in 2004 when compared to 2003. Increases in competitive discounting and a higher non-discounted selling price to final consumers, as a result of higher ingredient costs, may have contributed to the case decline. During the quarter ended March 28, 2004, we reduced the size of our retail ice cream container to a 56-ounce product from a 64-ounce product.

Franchise Revenues—Franchise royalty, fee and rental revenues increased $3.4 million, or 34.4%, to $13.2 million in 2004 compared to $9.8 million in 2003.

Royalties on franchised restaurant sales increased $1.6 million in 2004 when compared to 2003 as the number of franchised units increased and comparable franchised restaurant revenues grew 2.7% from 2003 to 2004. The opening of 14 new franchised restaurants and the refranchising of 27 Company-operated restaurants during the 24 months ended January 2, 2005 increased royalty revenues by $1.1 million while the closing of eight under-performing locations during the same period had no material impact on royalty revenues.

Franchise fees increased by $0.7 million during 2004 when compared to 2003 due primarily to the refranchising of 27 Company-operated restaurants, the opening of seven new restaurants and the opening of one new café during 2004. There were six new franchised restaurants opened and no Company-operated restaurants re-franchised in 2003.

An increase in rental income for leased and subleased franchise locations of $1.1 million in 2004 when compared to 2003 also contributed to the higher franchise revenues. This increase was partially offset by $0.3 million received in 2003 pursuant to an agreement releasing a franchisee from all obligations and guarantees related to certain leases associated with franchised locations. There were 195 and 163 franchise units open at January 2, 2005 and December 28, 2003, respectively.

Cost of sales:

Cost of sales increased $8.2 million, or 4.0%, to $210.5 million in 2004 from $202.3 million in 2003. Cost of sales as a percentage of total revenues was 37.7% and 36.0% in 2004 and 2003, respectively. Higher commodity costs, especially for cream, raw milk and vanilla had an unfavorable impact on cost of sales as a percentage of total revenues. A shift in sales mix from Company-operated restaurant sales to foodservice sales added to the increase in cost of sales as a percentage of total revenues. Foodservice sales to franchisees and retail supermarket customers (20.2% and 19.6% of total revenues in 2004 and 2003, respectively) have a higher food cost as a percentage of revenue than sales in Company-operated restaurants to restaurant patrons. Foodservice retail sales promotional allowances, recorded as offsets to revenues, increased by 4.6% in 2004 as a percentage of gross retail sales when compared to 2003 as a result of a change in mix of promotional activities. This increase had an unfavorable impact on the overall cost of sales as a percentage of total revenues. Distribution costs were higher in 2004 when compared to 2003 as a result of the unfavorable impact of new federal restrictions imposed on driver hours, higher fuel costs, additional operating leases for new equipment and increases in general liability insurance. Restaurant cost of sales as a percentage of restaurant revenues increased to 27.2% in 2004 from 26.8% in 2003 as menu price increases have lagged increases in the commodity costs mentioned above. The conversion during the first quarter of 2004 from a 64-ounce container to a 56-ounce container and gains realized in the first quarter of 2004 due to favorable positions on options for butter futures contracts partially offset higher prices for cream and other commodities. The benefits derived from options for butter futures contracts realized in the first quarter of 2004 did not continue during the remainder of 2004. The growth in franchise royalty, fee and rental revenues reduced cost of sales as a percentage of total revenues by 0.2% in 2004 when compared to 2003.

Labor and benefits:

Labor and benefits decreased $1.3 million, or 0.8%, to $158.1 million in 2004 from $159.4 million in 2003. Labor and benefits as a percentage of total revenues was 28.4% and 28.3% in 2004 and 2003, respectively. As a percentage of restaurant revenues, labor and benefits increased to 36.6% in 2004 from 36.1% in 2003. The increase in labor and benefits as a percentage of restaurant revenues was due to training costs associated with the rollout of a new point of sale register system in 300 restaurants during 2004 and declines in labor scheduling efficiencies during the first quarter of 2004, especially during off meal periods in the winter months. Day to day weather changes, particularly in the winter months, can result in over scheduling labor when daypart sales fall short of expectations. In April 2004, we initiated a program to reinforce proper labor scheduling techniques. Accordingly, labor and benefits as a percentage of restaurant revenues improved in the latter half of 2004 when compared to the same period in 2003. Payroll taxes, insurance costs and general manager compensation also increased as a percentage of sales in 2004 when compared to 2003. Revenue increases derived from franchised locations and retail supermarket customers, which do not have any associated restaurant labor and benefits, reduced the impact of the higher restaurant labor and benefits as a percentage of total revenues.

Operating expenses:

Operating expenses increased $0.8 million, or 0.8%, to $104.7 million in 2004 from $103.9 million in 2003. Operating expenses as a percentage of total revenues were 18.8% and 18.5% in 2004 and 2003, respectively. The percentage increase primarily resulted from increased general liability insurance costs, restaurant menu costs, kid premium supply costs and new restaurant pre-opening expenses in 2004 when compared to 2003.

General and administrative expenses:

General and administrative expenses were $40.0 million and $41.7 million in 2004 and 2003, respectively. General and administrative expenses as a percentage of total revenues decreased to 7.2% in 2004 from 7.4% in 2003. The dollar decrease is primarily the result of lower bonus expense and a reduction in salaries and wages, which resulted from the elimination of certain positions during the first quarter of 2004. The decrease was partially offset by increased medical insurance, computer rental costs and legal, accounting, recruitment and other professional fees in 2004 when compared to 2003. During 2004, we also recorded a charge for future rents associated with a vacated training facility. We incurred higher accounting fees related to documenting and testing our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Pension settlement expense (curtailment gain):

Certain of our employees are covered under a noncontributory defined benefit pension plan. During 2004, lump-sum cash payments to participants exceeded the interest cost component of net periodic pension cost for the plan year. As a result of the settlement volume, we recorded additional pension expense of $2.2 million.

In November 2003, we announced that effective December 31, 2003, all benefits accrued under the pension plan would be frozen at the level attained on that date. The benefits accrued through December 31, 2003 were not reduced and cash balance accounts will continue to be credited with interest after that date. As a result, we recognized a one-time pension curtailment gain of $8.1 million in 2003 equal to the unamortized balances as of December 31, 2003 from all plan changes prior to that date.

Restructuring expenses:

Restructuring expenses of $2.6 million related to severance and other benefits associated with reduction in force actions taken during the first quarter of 2004 that reduced headcount by approximately 20 permanent positions.

Gain on litigation settlement:

In January 2004, we reached a settlement in a lawsuit that we filed against a former administrator of one of our benefit plans. The settlement was based on the administrator’s alleged failure to adhere to the terms of a contract and resulted in a one-time payment to us of approximately $3.8 million, which was received on April 2, 2004. As a result of this lawsuit, we incurred professional fees of approximately $0.5 million that were included in the consolidated statement of operations for the year ended December 28, 2003 and an additional $0.2 million in professional fees that were offset against the payment in the accompanying consolidated statement of operations for the year ended January 2, 2005.

Write-downs of property and equipment:

Write-downs of property and equipment were $91,000 and $26,000 in 2004 and 2003, respectively. During 2004, it was determined that the carrying value of one restaurant property and the carrying value of a vacant land parcel exceeded their estimated fair values less costs to sell. The 2003 write-down related to a vacant land parcel.

Depreciation and amortization:

Depreciation and amortization was $22.6 million and $22.7 million in 2004 and 2003, respectively. Depreciation and amortization as a percentage of total revenues was 4.1% and 4.0% in 2004 and 2003, respectively.

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

Loss on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net was $0.2 million and $2.0 million in 2004 and 2003, respectively. The table below identifies the components of the loss on disposals of other property and equipment, net as shown in the accompanying consolidated statements of operations (in thousands):

	For the Years Ended
	January 2,	December 28,
	2005	2003
Restaurant equipment assets retired due to replacement	$442	$387
Restaurant assets retired due to remodeling	195	1,235
Loss on property not held for disposition	63	—
(Gain) loss on property held for disposition	(782)	280
All other	295	142
Loss on disposals of other property and equipment, net	$213	$2,044

Interest expense, net:

Interest expense, net of capitalized interest and interest income, was $22.3 million and $24.2 million in 2004 and 2003, respectively. In March 2004, $127.8 million of aggregate principal amount of our 10.5% senior notes were purchased in a tender offer with the proceeds from the issuance of $175.0 million of 8.375% new senior notes. In April 2004, the remaining $48.2 million of 10.5% senior notes were redeemed in accordance with the 10.5% senior notes indenture at 103.5% of the principal amount. In 2004, interest expense, which related primarily to the 8.375% senior notes, was reduced by $2.6 million compared to interest expense in 2003, which related to the 10.5% senior notes, including an additional $0.3 million related to the 53rd week of operations in 2004. Interest associated with capital lease obligations increased $0.4 million with the rollout of a new point of sale register system in 300 restaurants during 2004.

Other expenses, principally debt retirement costs:

Other expenses, principally debt retirement costs represented the $6.8 million premium and the write off of unamortized deferred financing costs of approximately $2.4 million in connection with the tender offer for the $176.0 million of our 10.5% senior notes. In March 2004, $127.8 million of aggregate principal amount of our 10.5% senior notes were purchased pursuant to the tender offer and in April 2004, the remaining $48.2 million of 10.5% senior notes were redeemed in accordance with the 10.5% senior notes indenture at 103.5% of the principal amount.

Benefit from (provision for) income taxes:

The benefit from income taxes for 2004 included a $2.2 million reversal of income tax accruals recorded in prior years. This accrual related to tax matters that, based upon additional information obtained during the fourth quarter of 2004, was no longer necessary. The reversal was recorded in the fourth quarter of 2004. The benefit from income taxes was $7.1 million, an effective tax rate of 71.4%, in 2004.

The provision for income taxes was $4.6 million, an effective tax rate of 32.0%, for 2003. The benefit from income taxes in 2004 and the provision for income taxes in 2003 were favorably impacted by the generation of Federal General Business Credits. We record income taxes based on the effective rate expected for the year with any changes in the valuation allowance reflected in the period of change.

(Loss) income from continuing operations:

Loss from continuing operations was $2.9 million in 2004 as compared to income from continuing operations of $9.8 million in 2003 for the reasons discussed above.

Income (loss) from discontinued operations:

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of a component of an entity that either has been disposed of or is classified as held for sale and any related gain (loss) on the sales are reported in discontinued operations.

Loss from the discontinued operations of 14 properties that were disposed of during 2005 and 11 properties that were classified as held for sale at January 1, 2006 consisted of the following (in thousands):

	For the Years Ended
	January 2,	December 28,
	2005	2003
Net sales	$16,898	$17,342
Pretax loss	(938)	(439)
Income tax benefit	385	180
Loss from discontinued operations	$(553)	$(259)

Liquidity and Capital Resources

General:

Our primary sources of liquidity and capital resources are cash generated from operations and, if needed, borrowings under our $35 million revolving credit facility (the “Credit Facility”). Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Additional sources of cash are sales of under-performing existing restaurant properties and other assets and re-franchising (to the extent FICC’s and its subsidiaries’ debt instruments permit). The amount of debt financing that FICC will be able to incur is limited by the terms of our Credit Facility and 8.375% senior notes indenture. Below was the financing status of our operating restaurants as of January 1, 2006:

Owned land and building, mortgaged	61
Leased land, owned building, mortgaged	1
Sold and leased back	59
Owned land and building	18
Leased land, owned building	69
Leased land and building	106
Total Company-operated restaurants	314

The restaurants above not identified as owned land and building, mortgaged or sold and leased back secure our obligations under the Credit Facility. Of the 18 restaurant properties identified as owned land and building, six were available to be sold.

In addition to the 61 properties identified as owned land and building, mortgaged, we own and mortgage an additional 11 properties in this category, which are operated by franchisees.

In addition to our 314 operating restaurants, we have 11 closed properties that are classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Notes 5 and 6 of Notes to Consolidated Financial Statements).

Operating Cash Flows:

Net cash provided by operating activities was $14.4 million and $7.4 million in 2005 and 2004, respectively. The increase of $7.0 million was partially due to the $6.8 million premium paid in 2004 in connection with the tender offer for the $176.0 million of 10.5% senior notes. Cash was also generated from lower inventory of $3.6 million as a result of the lower cost of cream in 2005 and from a favorable change of $4.4 million in accounts payable balances due to timing of payments. These cash increases were offset by lower sales in 2005, due in part to the 53rd week of operations in 2004. Although our net loss increased by $23.8 million in 2005 as compared to 2004, net non-cash charges including write-downs of property and equipment and an increase in the valuation allowance against deferred tax assets contributed $20.7 million to that increase.

We had a working capital deficit of $14.2 million and $10.1 million as of January 1, 2006 and January 2, 2005, respectively. Our working capital deficit includes assets classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The working capital needs of companies engaged in the restaurant industry are generally low and as a result, restaurants are frequently able to operate with a working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

Investing Cash Flows:

Net cash used in investing activities was $7.7 million and $14.7 million in 2005 and 2004, respectively.

During 2005 and 2004, we spent $16.9 million and $19.7 million, respectively, on capital expenditures, excluding capital leases, of which $14.7 million and $16.8 million, respectively, was spent on restaurant operations. Capital expenditures were offset by proceeds from the sales of property and equipment of $8.2 million and $6.0 million in 2005 and 2004, respectively. The proceeds in 2005 were the result of re-franchising transactions and the sale of five restaurant properties. The proceeds in 2004 were primarily the result of re-franchising transactions.

During 2005, we completed four re-franchising transactions in which four existing franchisees purchased nine existing Company-operated restaurants and agreed to develop a total of 10 new restaurants in future years (seven more than their prior commitments). Gross proceeds from these transactions were $4.1 million, of which $0.3 million was for franchise and development fees and $3.8 million was for the sale of certain assets and leasehold rights. In addition, we completed three transactions in which three former employees received franchises to operate six existing restaurants for a period of two years with options to purchase the restaurants within the two years. If the options are exercised, one franchisee has agreed to develop two new restaurants in future years. Proceeds from option transactions will be recognized upon purchase.

During 2005, we also disposed of five properties by sale and nine properties other than by sale, including lease terminations. During December 2005, we closed seven restaurants and committed to a plan to sell these seven restaurants as well as four other restaurants that were closed in 2004. At January 1, 2006, these 11 properties met the criteria for “held for sale” as defined in SFAS No. 144.

In accordance with SFAS No. 144, the results of operations of the 14 properties that were disposed of during 2005 and the related net gain on the disposals, as well as the results of operations of the 11 properties held for sale at January 1, 2006, were reported separately as discontinued operations in the accompanying consolidated statements of operations. Operating losses before depreciation from these properties were $0.9 million and $0.3 million during 2005 and 2004, respectively. Gross proceeds on the disposals of the properties were $4.8 million in 2005.

During 2004, we completed four re-franchising transactions in which four franchisees purchased a total of 17 existing restaurants and agreed to develop a total of 20 new restaurants in future years. Gross proceeds from these transactions were $4.9 million, of which $0.8 million was for franchise fees and $4.1 million was for the sale of certain assets and leasehold rights. In addition, we completed three transactions in which three former employees received franchises to operate 10 existing restaurants, with options to purchase the restaurants within two years. If the options are exercised, the franchisees will also agree to develop 14 new restaurants in future years. Proceeds from option transactions will be recognized upon purchase.

Financing Cash Flows:

Net cash used in financing activities was $5.6 million and $5.0 million in 2005 and 2004, respectively.

Outstanding Debt:

Sale/Leaseback and Mortgage Financings.   In December 2001, we completed a financial restructuring plan which included the repayment of all amounts outstanding under our then existing credit facility and the purchase of approximately $21.3 million of our 10.5% senior notes with the proceeds from $55.0 million in long-term mortgage financing (the “Mortgage Financing”) and a $33.7 million sale and leaseback transaction (the “Sale/Leaseback Financing”).

In connection with the Sale/Leaseback Financing, we sold 44 properties operating as Friendly’s restaurants and entered into a master lease with the buyer to lease the 44 properties for an initial term of 20 years under a triple net lease. There are four five-year renewal options and lease payments are subject to escalator provisions every five years based upon increases in the Consumer Price Index.

Interest on $10.0 million of the original $55.0 million from the Mortgage Financing is variable (“Variable Mortgages”) and the remaining $45.0 million of the original $55.0 million from the Mortgage Financing bears interest at a fixed annual rate of 10.16% (“Fixed Mortgages”). The Fixed Mortgages have a maturity date of January 1, 2022 and are amortized over 20 years.

On December 30, 2005, we completed a refinancing of the Variable Mortgages (the “Variable Refinancing”). Under the terms of the loan agreement for the Variable Mortgages, we borrowed an aggregate sum of $8.5 million at a variable interest rate equal to the sum of the 90-day LIBOR rate in effect (4.54% at December 30, 2005) plus 4% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The loans under the Variable Mortgages have a maturity date of January 1, 2020 and are being amortized over 14 years.

The primary purposes of the Variable Refinancing were to (i) reduce the variable interest rate on the Variable Mortgages from LIBOR plus 6% on an annual basis to LIBOR plus 4% on an annual basis, (ii) enable the partial prepayment of the loans, subject to applicable prepayment premiums during the first three years and an agreed upon release value for properties released in connection with partial prepayments, and (iii) permit partial lien releases on the properties subject to the loans upon partial prepayments. In addition, in connection with this transaction, we prepaid two mortgage loans from the lender in the amount of $1.0 million from existing cash.

In connection with the Variable Refinancing, we incurred direct expenses of $0.1 million that were included in the accompanying consolidated statement of operations for the year ended January 1, 2006 and $0.2 million of costs that were included in intangible assets and deferred costs in the accompanying consolidated balance sheet as of January 1, 2006. These costs will be amortized over the term of the Variable Mortgages.

Pursuant to the terms of the Mortgage Financing, we may sell properties securing our obligations provided that other properties are substituted in place of the sold properties. The substituted properties must meet certain requirements under the terms of the Mortgage Financing. In August 2005, proceeds of $0.4 million and $2.7 million were received in connection with the sale of two mortgaged properties. In connection with the Variable Refinancing, the mortgage on one of these properties was released. A substitution property for the second property must be in place to secure our obligations no later than May 31, 2006. As of January 1, 2006, balances of $0.4 million and $1.3 million were held as collateral pending mortgage payment and property substitution and were included in restricted cash on the accompanying consolidated balance sheet as of January 1, 2006.

In September 2005, we acquired additional financing secured by our newly constructed Milford, MA restaurant (the “Milford Mortgage”). The financing provided for a real estate improvement and equipment loan. The real estate improvement loan has a principal balance of $0.8 million and is amortized over 15 years with a balloon payment due on October 1, 2010. The equipment loan has a principal balance of $0.3 million and is amortized over seven years with a balloon payment due on October 1, 2010. The interest rate is variable and is the sum of the 90-day LIBOR rate in effect (4.54% at January 1, 2006) plus 4% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The variable rate notes are subject to prepayment penalties during the first three years.

All mortgage financings are subject to covenants, including various minimum fixed charge coverage ratios. We were in compliance with the covenants for the Variable Mortgages and the Fixed Mortgages as of January 1, 2006. As of January 1, 2006, we were not in compliance with the fixed charge coverage ratio related to the Milford Mortgage. We obtained a waiver from the Milford Mortgage lender on March 7, 2006 waiving this covenant requirement for the year ended January 1, 2006.

8.375% Senior Notes.   In 2003 and 2004, we purchased or redeemed all of the remaining outstanding 10.5% senior notes in a series of transactions. In February 2004, we announced a cash tender offer and consent solicitation for $176 million of our 10.5% senior notes which was financed with the proceeds from a $175 million private offering of new 8.375% senior notes (the “New Senior Notes”), available cash and our Credit Facility. In March 2004, $127.4 million of aggregate principal amount of 10.5% senior notes were purchased at the tender offer and consent solicitation price of 104% of the principal amount and $0.5 million of aggregate principal amount of 10.5% senior notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48.1 million of 10.5% senior notes were redeemed in accordance with the 10.5% senior notes indenture at 103.5% of the principal amount. In connection with the tender offer, we wrote off unamortized deferred financing costs and incurred other direct expenses of $9.2 million that were included in the accompanying consolidated statement of operations for the year ended January 2, 2005.

The $175 million of New Senior Notes issued in March 2004 are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under our Credit Facility. The New Senior Notes mature on June 15, 2012. Interest on the New Senior Notes is payable at 8.375% per annum semi-annually on June 15 and December 15 of each year. The New Senior Notes are redeemable, in whole or in part, at any time on or after June 15, 2008 at FICC’s option at redemption prices from 104.188% to 100.00%, based on the redemption date. In addition, at any time prior to June 15, 2007, FICC may redeem, subject to certain conditions, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds of one or more qualified equity offerings, as defined, at a redemption price of 108.375% of the principal amount, plus accrued interest.

Revolving Credit Facility.   We have a $35.0 million revolving credit facility. The $35.0 million revolving credit commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of January 1, 2006 and January 2, 2005, total letters of credit outstanding were $16.0 million and $15.2 million, respectively. During 2005 and 2004, there were no drawings against the letters of credit. The revolving credit loans bear interest at our option at either (a) the base rate plus the applicable margin as in effect from time to time (the “Base Rate”) (9.75% at January 1, 2006) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar

Rate”) (8.86% at January 1, 2006). As of January 1, 2006 there were no revolving credit loans outstanding. As of January 2, 2005, $4.0 million of revolving credit loans were outstanding. As of January 1, 2006 and January 2, 2005, $19.0 million and $15.8 million, respectively, was available for borrowing.

The Credit Facility has an annual “clean-up” provision which obligates us to repay in full any and all outstanding revolving credit loans for a period of not less than 15 consecutive days during the period beginning on or after May 1 and ending on or before June 15 (or the next business day, if, in any year, June 15 is not a business day) of each calendar year, commencing with the 2006 calendar year, such that immediately following the date of such repayment, the amount of all outstanding revolving credit loans shall be zero.

The Credit Facility matures on June 30, 2007. The Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases, liens, mergers, investments and sales of assets and of subsidiary stock. Additionally, the Credit Facility limits the amount which we may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires that we comply with certain financial covenants. On March 15, 2006, we amended and restated the Credit Facility as of December 30, 2005 to, among other things, (i) revise certain financial covenants beginning with the fourth quarter of 2005 and extending through the Credit Facility maturity date of June 30, 2007 (including leverage, interest coverage, minimum EBITDA and the deletion of the tangible net worth covenant) and (ii) permit certain transactions to be excluded from our annual capital expenditures limit. As a result of the amendments, we were in compliance with the covenants in the Credit Facility as of January 1, 2006.

We anticipate requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. We anticipate that capital expenditures for 2006 will be between $20.0 million and $25.0 million in the aggregate, of which we expect to spend between $16.0 million and $20.0 million on restaurants. Our actual 2006 capital expenditures may vary from these estimated amounts. We believe that the combination of the funds generated from operating activities and borrowing availability under our Credit Facility will be sufficient to meet our anticipated operating requirements, debt service requirements, lease obligations, capital requirements and obligations associated with the corporate restructurings.

Contractual Obligations

The following represents our contractual obligations and commercial commitments as of January 1, 2006 (in thousands):

	Payments Due by Period

					Fiscal Years
		Fiscal Years			Beyond
Contractual Obligations:	Total	2006	2007 & 2008	2009 & 2010	2010
Long-term debt	$226,320	$1,426	$3,386	$4,862	$216,646
Capital lease and finance obligations	10,159	2,119	4,088	1,466	2,486
Operating leases	144,282	18,058	31,508	25,304	69,412
Purchase commitments*	97,151	49,883	47,268	—	—

	Amount of Commitment Expiration by Period
					Fiscal Years
		Fiscal Years			Beyond
Other Commercial Commitments:	Total	2006	2007 & 2008	2009 & 2010	2010
Letters of credit	$15,974	$—	$15,974	$—	$—

*                    Purchase commitments include commitments for raw materials, food products and supplies used in the normal course of business.

Inflation

The inflationary factors that have historically affected our results of operations include increases in the costs of cream, sweeteners, purchased food, labor and other operating expenses. Approximately 13% of our restaurant employees are paid minimum wage under applicable federal and state minimum hourly wage rates. Accordingly, any changes to the federal or state minimum hourly wage rates would have an immediate impact on wages paid to these employees. In addition, a significant change in the federal or state minimum hourly wage rates may result in an increase in hourly wage rates for other employees that are currently paid above the minimum rates. We are able to minimize the impact of inflation on occupancy costs by owning the underlying real estate for approximately 25% of our restaurants. Consistent with industry practice, we typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

Seasonality

Due to the seasonality of ice cream consumption, and the effect from time to time of weather on patronage of the restaurants, our revenues and operating income are typically higher in our second and third quarters.

Geographic Concentration

Approximately 97% of the Company-operated restaurants are located, and substantially all of our retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to this geographic region may adversely affect us more than certain of our competitors which are more geographically diverse.

Significant Known Events, Trends or Uncertainties

Defined Benefit Pension Plan

Certain of our employees are covered under a noncontributory defined benefit pension plan. As of December 31, 2005, the 2005 measurement date, this plan had an accumulated benefit obligation of $119.9 million, which exceeded the fair value of plan assets of $91.0 million. As a result of the underfunded status of the plan, we recorded a charge to stockholders’ deficit during the year ended January 1, 2006 of $11.1 million. We initially recorded an additional minimum pension liability in 2002, the first measurement date where the accumulated benefit obligation exceeded the fair value of plan assets. We also recorded a charge to stockholders’ deficit during the years ended December 28, 2003 and January 2, 2005 of $9.1 million and $1.3 million ($5.4 million and $0.8 million, net of income tax benefit), respectively. As of January 1, 2006, the cumulative additional minimum pension liability included in accumulated other comprehensive loss was $46.2 million ($31.8 million, net of income tax benefit and deferred income tax valuation allowance). Given the sensitivity of the projected benefit obligation to changes in discount rates, future changes in market interest rates may significantly increase or reduce the pension plan funded status.

We expect our net periodic pension cost to increase from $0.3 million in 2005 to $1.0 million in 2006.

During 2004, lump-sum cash payments to participants exceeded the interest cost component of net periodic pension cost. As a result of the settlement volume, we recorded additional pension expense of $2.2 million during the year ended January 2, 2005.

Critical Accounting Policies

Financial Reporting Release No. 60 issued by the Securities and Exchange Commission requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods that we use. Our Consolidated Financial Statements, including the Notes thereto, which are included elsewhere herein, should be read in conjunction with this discussion.

Use of Estimates in the Preparation of Financial Statements—

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, recoverability of accounts receivable, pension and post-retirement medical and life insurance benefits expense, asset impairment analysis, income tax valuation allowances and tax contingency reserves. Actual amounts could differ significantly from the estimates.

Revenue Recognition—

Our revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. We recognize restaurant revenue upon receipt of payment from the customer and foodservice revenue (product sales to franchisees and retail customers), net of discounts and allowances, upon delivery of product. Reserves for discounts and allowances from retail sales (trade promotions) are estimated and accrued when revenue is recorded based on promotional planners prepared by our retail sales force. Due to the high volume of trade promotion activity and the difficulty of coordinating trade promotion pricing with our customers, differences between our accrual and the subsequent settlement amount occur frequently. Usually these differences are individually insignificant. To address the financial impact of these differences, our estimating methodology takes these smaller differences into account. We believe our methodology has been reasonably reliable in recording trade promotion accruals. The accrual for future trade promotion settlements as of January 1, 2006 and January 2, 2005 was $5.1 million and $4.9 million, respectively. A variation of five percent in the 2005 accrual would change retail sales by approximately $0.3 million. Franchise royalty income, generally calculated as 4% of net sales of franchisees, is recorded monthly based upon the actual sales reported by each franchisee for the month just completed. Franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

Insurance Reserves—

We are self-insured through retentions or deductibles for the majority of our workers’ compensation, automobile, general liability, employer’s liability, product liability and group health insurance programs. Self-insurance amounts vary up to $0.5 million per occurrence. Insurance with third parties, some of which is then reinsured through Restaurant Insurance Corporation (“RIC”), our wholly owned subsidiary, is in place for claims in excess of these self-insured amounts. RIC reinsures 100% of the risk from $0.5 million to $1.0 million per occurrence through September 2, 2000 for FICC’s workers’ compensation, general liability, employer’s liability and product liability insurance. Subsequent to September 2, 2000, we discontinued our use of RIC as a captive insurer for new claims.

Our liabilities for estimated ultimate losses for workers’ compensation, automobile, general liability, employer’s liability and product liability coverages are actuarially determined and recorded in the accompanying consolidated financial statements on an undiscounted basis. The projections of estimated ultimate losses are based on commonly used actuarial procedures. These procedures take into consideration certain actuarial assumptions or management judgments regarding economic conditions, the frequency and severity of claims and claim settlement practices. While the estimated ultimate losses are reasonable, any actuarial estimate is subject to uncertainty due to the volatility inherent in casualty exposures and changes in the assumptions. Our provision for insurance expense reflects estimated amounts for the current year as well as revisions in estimates to prior years. Actual losses could vary significantly from the estimated losses and would have a material effect on our insurance expense. Our reserves have historically been within the range of management’s expectations.

We record a liability for our group health insurance programs for all estimated unpaid claims based primarily upon loss development analyses derived from actual claim payment experience provided by our third party administrators.

Concentration of Credit Risk—

Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of accounts receivable. We perform ongoing credit evaluations of our customers and generally require no collateral to secure accounts receivable. The credit review is based on both financial and non-financial factors. We maintain a reserve for potentially uncollectible accounts receivable based on our assessment of the collectibility of accounts receivable. We recognize allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances change, estimates of the recoverability of receivables would be further adjusted. Our reserves have historically been within the range of management’s expectations.

Pension and Post-Retirement Medical and Life Insurance Benefits—

Certain of our employees are covered under a noncontributory defined benefit pension plan. The determination of our obligation and expense for pension and post-retirement medical and life insurance benefits is dependent upon the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among other things, the discount rate, expected long-term rate of return on plan assets and rates of increase in health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and post-retirement medical and life insurance obligations and expense.

We used a discount rate assumption of 6.00%, 6.25% and 6.75% in the calculation of net periodic pension benefit cost for 2005, 2004 and 2003, respectively. A one-percentage point decrease in the discount rate assumption would have increased 2005 net periodic pension cost by $1.0 million and a one percentage point increase in the discount rate assumption would have decreased 2005 net periodic pension cost by $0.9 million.

We reduced our discount rate assumption to 5.75% for valuing obligations as of January 1, 2006 from 6.0% at January 2, 2005, due to the declining interest rate environment. Keeping all other assumptions constant, a one percentage point decrease in the discount rate assumption from 5.75% would have increased the January 1, 2006 pension benefit obligation by $18.6 million and a one percentage point increase in the discount rate assumption from 5.75% would have decreased the January 1, 2006 pension benefit obligation by $15.4 million.

For 2005, 2004 and 2003, an asset return assumption of 8.75%, 9.00% and 9.50%, respectively, was used in the calculation of net periodic pension cost and the expected return on plan assets component of net periodic pension benefit cost was based on the market-related value of pension plan assets. A one percentage point decrease in the long term asset return assumption would have increased 2005 net periodic pension cost by $1.0 million and a one percentage point increase in the long term asset return assumption would have decreased 2005 net periodic pension cost by $1.0 million.

Long-Lived Assets—

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review our Non-Friendly Marks, which were assigned to us by Hershey in September 2002, for impairment on a quarterly basis. We recognize impairment has occurred when the carrying value of the Non-Friendly Marks license agreement fee exceeds the estimated future undiscounted cash flows of the trademarked products. Additionally, we review long-lived assets related to each restaurant to be held and used in the business quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate restaurants using a “two-year history of cash flow” as the primary indicator of potential impairment. Based on the best information available, we write down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. Estimated fair market value is based on our experience selling similar properties and local market conditions, less costs to sell for properties to be disposed of. In addition, restaurants scheduled for closing are reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value. SFAS No. 144 requires a long-lived asset to be disposed of other than by sale to be classified as held and used until it is disposed of.

SFAS No. 144 also requires the results of operations of a component of an entity that is classified as held for sale or that has been disposed of to be reported as discontinued operations in the statement of operations if certain conditions are met. These conditions include commitment to a plan of disposal after the effective date of this statement, elimination of the operations and cash flows of the entity component from the ongoing operations of the company and no significant continuing involvement in the operations of the entity component after the disposal transaction.

During 2005, we disposed of 14 properties and had 11 properties that met the criteria for held for sale. The results of operations for these 25 restaurants and any net gain or loss associated with the disposals of the property and equipment are reported as discontinued operations in the accompanying consolidated statements of operations for the three years ended January 1, 2006.

During the year ended January 1, 2006, we determined that the carrying values of six restaurant properties and certain capital inventory used to replace restaurant equipment exceeded their estimated fair values less costs to sell. The carrying values were reduced by an aggregate of $2.5 million. During the year ended January 2, 2005, we determined that the carrying value of a vacant restaurant land parcel and the carrying value of one restaurant property exceeded their estimated fair values less costs to sell. The carrying values were reduced by an aggregate of $91,000. During the year ended December 28, 2003, we determined that the carrying value of one land parcel exceeded its estimated fair value less cost to sell. The carrying value was reduced by $26,000.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs and sublease income. Accordingly, actual results could vary significantly from these estimates.

Leases and Deferred Straight-Line Rent Payable—

We lease many of our restaurant properties. Leases are accounted for under the provisions of SFAS No. 13, “Accounting for Leases,” as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty. Leasehold improvements that are acquired subsequent to the inception of a lease are amortized over the lesser of the useful life of the asset or a term that includes option periods that are reasonably assured at the date of the purchase.

For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent as a deferred straight-line rent payable.

Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rentals”). Contingent rentals are accrued each period as the liabilities are incurred utilizing prorated periodic sales targets.

Income Taxes—

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets may be unable to be utilized, we record a valuation allowance against the potentially unrealizable amount and record a charge against earnings.  The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures.

Due to ever-changing tax laws and income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Accordingly, we believe estimates related to income taxes are critical.

Derivative Instruments and Hedging Agreements—

We purchase butter option contracts to minimize the impact of increases in the cost of cream. When available, options on butter futures are purchased to cover up to 50% of the cream needs of the manufacturing plant. Option contracts are offered in the months of March, May, July, September, October and December; however, there is often not enough open interest in them to allow us to buy even very limited coverage without paying high premiums.

In addition to hedging, we pursue fixed price cream contracts to manage dairy cost pressures. We were unable to find a supplier interested in an agreement for a fixed-price load of cream for part of the year or the full year of 2005, 2004 and 2003. The situation surrounding the supply of cream (which depends on milk production, milk per cow, number of cows, butter inventories, etc.) is very uncertain in the wake of the National Milk Producers Federation’s “Cooperatives Working Together” program.

On September 19, 2005, the Chicago Mercantile Exchange launched the first electronically traded, cash-settled butter futures contract. This new futures contract is designed to meet the needs of food and dairy companies that have exposure to butterfat price risk but do not want to expose themselves to the possibility of being compelled to take physical delivery of butter. The size of the contract is 20,000 pounds of AA butter, versus the traditional butter futures contract, which is 40,000 pounds. The contract is cash settled based upon the USDA monthly weighted average price for butter in the United States. With this new type of futures contract, there is no risk of delivery of butter; therefore it offers us the ability to hedge the price risk of cream (on a butter basis) without having to take delivery of commodity butter. We have evaluated this new hedging instrument and believe it is an attractive way to hedge the price risk related to cream. During the fourth quarter of 2005, we purchased a small number of these contracts, but did not achieve a significant level of protection. Our strategy related to hedging is never to hedge more than 50% of our needs using these instruments, so as not to put us in an uncompetitive position.

Our commodity option contracts and the cash-settled butter futures contracts do not meet hedge accounting criteria as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and, accordingly, are marked to market each period with the resulting gains or losses recognized in cost of sales. During 2005, 2004 and 2003, (losses) gains of approximately ($0.2 million), $0.6 million and ($0.3 million), respectively, were included in cost of sales related to these contracts.

Contingencies—

From time to time we are named as a defendant in legal actions arising in the ordinary course of our business. We do not believe that the resolutions of these claims will have a material adverse effect on our consolidated financial condition or consolidated results of operations.

On February 25, 2003, S. Prestley Blake (“Blake”), holder of approximately 10% of our outstanding common stock, sued Friendly’s and our Chairman in a purported derivative action in Hampden Superior Court, Massachusetts. The suit alleges breach of fiduciary duty and misappropriation of corporate assets in that we paid certain expenses relating to a corporate jet and the Chairman’s use of that jet and use of an office in Illinois. The suit seeks to require the Chairman to reimburse us and for Friendly’s to pay Blake’s attorneys’ fees. Friendly’s and its Chairman have denied Blake’s allegations and are vigorously defending the lawsuit.

On June 27, 2005, Mr. Blake sent a demand letter to our Board of Directors demanding that our Board of Directors address his concerns and beliefs that are subject to the litigation filed on February 25, 2003. On July 14, 2005, our Board of Directors formed a special litigation committee consisting solely of independent directors (the “Committee”) to investigate the concerns and beliefs raised in Blake’s demand letter dated June 27, 2005. The Committee issued its report on October 24, 2005 and a supplemental report on November 30, 2005. Based on its findings, the Committee filed a Motion to Dismiss the claims made by Mr. Blake. As of the date hereof, the Court has not issued its ruling on the Committee’s Motion to Dismiss.

Stock-Based Compensation—

We account for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation costs of approximately $0.1 million, $0.2 million and $0.1 million related to modified option awards were included in net (loss) income in 2005, 2004 and 2003, respectively, for our Stock Option Plan and our 2003 Incentive Plan. In accordance with SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” we have continued to disclose the required pro-forma information in the notes to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a leased asset and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The guidance is effective for periods beginning after December 15, 2005. The adoption of FSP 13-1 is not expected to have a material effect on our consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable. SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate affected by a change in accounting principles. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. We are required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on our consolidated financial position or results of operations.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the first annual period beginning after June 15, 2005. SFAS No. 123R allows companies to choose between the modified-prospective and modified-retrospective transition alternatives in adopting SFAS No. 123R. Under the modified-prospective transition method, compensation cost will be recognized in financial statements issued subsequent to the date of adoption for all shared-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Under the modified-retrospective transition method, compensation cost will be recognized in a manner consistent with the modified-prospective transition method; however, prior period financial statements will also be restated by recognizing compensation cost as previously reported in the pro forma disclosures under SFAS No. 123. The restatement provisions can be applied to either all periods presented or to the beginning of the fiscal year in which SFAS No. 123R is adopted. We adopted SFAS No. 123R on January 2, 2006 using the modified-prospective method. As we previously adopted only the pro forma disclosure provisions of SFAS No. 123, we will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123.

On December 20, 2004, our Board of Directors approved the vesting of all outstanding and unvested options for our Stock Option Plan and our 2003 Incentive Plan. This action was taken to reduce, or eliminate to the extent permitted, the transition expense related to outstanding stock option awards under SFAS No. 123R. The 259,850 options that were vested included 145,239 options with exercise prices greater than our closing stock price on the modification date. Under the accounting guidance of APB

Opinion No. 25, the accelerated vesting resulted in stock-based compensation cost of approximately $9,400 (net of related income tax benefit of $6,600), which was included in net loss for the year ended January 2, 2005. Additionally, the effect of the accelerated vesting in our pro-forma disclosure (Note 2 of Notes to Consolidated Financial Statements) was incremental stock-based compensation of approximately $0.7 million (net of related income tax benefit of $0.5 million). The portion of this stock-based compensation expense related to future vesting would otherwise have been recognized in accordance with SFAS No. 123R in our consolidated statements of operations over the next two fiscal years.

As permitted by SFAS No. 123, we have accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. We anticipate that the adoption of SFAS 123R in fiscal 2006 will result in the recognition of stock compensation expense of approximately $0.3 million related to unvested stock options and restricted stock units outstanding at January 1, 2006. Additionally, we expect to recognize stock compensation expense of $0.1 million to $0.4 million related to newly issued awards in 2006. The actual stock compensation expense recognized in 2006 may vary from this estimated amount because it will depend upon levels of share-based payments granted and forfeited in the future. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior years for such excess tax deductions were $0.5 million, $0.8 million and $0.2 million in 2005, 2004 and 2003, respectively.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on our consolidated financial position or results of operations.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We have market risk exposure to interest rates on our fixed and variable rate debt obligations. We do not enter into contracts for trading purposes. The information below summarizes our market risk associated with our debt obligations as of January 1, 2006. The table presents principal cash flows and related interest rates by expected year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate monthly spot rate observations as of year-end. Because the mortgage loans are privately held, we believe that the carrying value of the mortgage loans as of January 1, 2006 approximated the fair value.

EXPECTED YEAR OF MATURITY
(dollars in thousands)

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed Rate:
Senior Notes	$—	$—	$—	$—	$—	$175,000	$175,000	$156,625
Fixed interest rate						8.38%	8.38%
Mortgage loans	$1,074	$1,190	$1,306	$1,459	$1,617	$35,068	$41,714	$41,714
Fixed interest rate	10.16%	10.16%	10.16%	10.16%	10.16%	10.16%	10.16%
Variable Rate:
Mortgage loans	$352	$426	$464	$506	$1,280	$6,578	$9,606	$9,606
Average interest rates	8.76%	8.75%	8.76%	8.86%	8.97%	9.36%	9.22%

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage exposure to this risk primarily through contractual commitments to purchase raw materials, food products and supplies used in the normal course of business. The majority of the commitments cover periods of one to 12 months. Additionally, on a limited basis, we occasionally purchase butter option contracts to minimize the impact of increases in the cost of cream. Option contracts entered into for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003 did not significantly impact our cost of sales.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section of this report. See “Index to Consolidated Financial Statements” on page F-1.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of January 1, 2006, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 1, 2006.

Management’s Report on Internal Control over Financial Reporting.   We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of January 1, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, we believe that, as of January 1, 2006, our internal control over financial reporting was effective at a reasonable assurance level based on these criteria.

Ernst & Young, our independent registered public accounting firm, has issued an audit report on our assessment of our internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Friendly Ice Cream Corporation maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Friendly Ice Cream Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Friendly Ice Cream Corporation maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Friendly Ice Cream Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 1, 2006 and January 2, 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended January 1, 2006 of Friendly Ice Cream Corporation and our report dated March 15, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP
/s/ Ernst & Young LLP

Boston, Massachusetts
March 15, 2006

Change in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               OTHER INFORMATION

On March 15, 2006, we amended and restated the Credit Facility as of December 30, 2005 to, among other things, (1) revise certain financial covenants beginning with the fourth quarter of 2005 and extending through the Credit Facility maturity date of June 30, 2007 (including leverage, interest coverage, minimum EBITDA and the deletion of the tangible net worth covenant) and (ii) permit certain transactions to be excluded from our annual capital expenditures limit.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item 10 relating to our directors is incorporated herein by reference to the section entitled “ELECTION OF DIRECTORS” of our definitive proxy statement which will be filed no later than 120 days after January 1, 2006. The information required by this Item 10 relating to our executive officers is set forth under the heading “Executive Officers of the Registrant” following Item 4 of Part I of this report. The information required by this Item 10 under Item 405 of Regulation S-K is incorporated herein by reference to the section entitled “STOCK OWNERSHIP—Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement which will be filed no later than 120 days after January 1, 2006.

We have adopted a code of ethics that applies to our Chief Executive Officer, the Chief Financial Officer and the Controller. We have posted a copy of the code on our Internet website at the Internet address http://www.friendlys.com. Copies of the code may be obtained free of charge from our website at the above Internet address. We intend to satisfy the disclosure requirement under Item 5.05 of Current Report of Form 8-K regarding an amendment to, or waiver from, a provision of this code by posting such information on our website, at the address specified above.

Item 11.                 EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the sections entitled “ELECTION OF DIRECTORS—Director Compensation” and “EXECUTIVE COMPENSATION” of our definitive proxy statement which will be filed no later than 120 days after January 1, 2006.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to security ownership required by this Item 12 is incorporated herein by reference to the sections entitled “STOCK OWNERSHIP,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” and “PERFORMANCE GRAPH” of our definitive proxy statement which will be filed no later than 120 days after January 1, 2006.

Securities authorized under equity compensation plans as of January 1, 2006 were as follows:

Equity Compensation Plan Information

	Column a	Column b	Column c
			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation plans
	exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	reflected in column a)
Equity compensation plans approved by security holders	307,833 (1)	$8.46	110,689 (2)
Equity compensation plans not approved by security holders	343,617	$6.56	25,023 (3)
Total	651,450	$7.46	135,712

(1)          Includes options to purchase 277,833 shares of our common stock. Also includes 30,000 restricted stock units (the right to receive shares of our common stock in the future after certain restrictions have lapsed) that were awarded under our 2003 Incentive Plan on December 2, 2005.

(2)          Represents 803 unissued shares available under the 1997 Restricted Stock Plan, which provides for the issuance of restricted stock, 4,097 unissued shares under the 1997 Stock Option Plan and 105,789 unissued shares available under the 2003 Incentive Plan.

(3)          Represents unissued shares available under the 1997 Stock Option Plan.

In 1997, the Board of Directors adopted a stock option plan, pursuant to which 395,000 shares of common stock options were authorized for issuance. Our shareholders originally approved the 1997 Stock Option Plan in October 1997. However, in 2000 and 2001, the total number of shares reserved for issuance under the 1997 Stock Option Plan was subsequently increased by 439,970 and 200,000 shares, respectively, by the Board of Directors without seeking additional shareholder approval. Accordingly, in the foregoing chart, awards outstanding under the 1997 Stock Option Plan are included in columns (a) and (c) under both the “approved by security holders” and “not approved by security holders” categories. Shares covered by awards that expire or otherwise terminate will again become available for grant.

In 1997, the Board of Directors adopted the 1997 Restricted Stock Plan, pursuant to which 371,285 shares were authorized for issuance. Our shareholders approved the 1997 Restricted Stock Plan in October 1997. The 1997 Restricted Stock Plan provides for the award of common stock, the vesting of which is subject to conditions and limitations established by the Board of Directors. Such conditions may include continued employment with us or the achievement of performance measures. Upon the award of common stock, the participant has the rights of a stockholder, including but not limited to the right to vote such stock and the right to receive any dividends paid on such stock. Our Board of Directors, in its sole discretion, may designate employees and persons providing material services to us as eligible for participation in the 1997 Restricted Stock Plan. In connection with the approval of the 2003 Incentive Plan, the shares authorized for issuance under the 1997 Restricted Stock Plan were reduced by 156,217 shares of stock.

On April 9, 2003, the Board of Directors adopted a long-term incentive plan (the “2003 Incentive Plan”), subject to approval by our shareholders. On May 14, 2003, the shareholders approved the 2003 Incentive Plan, which became effective as of March 30, 2003. Pursuant to the 2003 Incentive Plan, the shares reserved for issuance under our 1997 Restricted Stock Plan were reduced by 156,217 shares of stock. The 2003 Incentive Plan allows for a maximum of 307,000 shares of common stock to be issued.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is incorporated herein by reference to the section entitled “EXECUTIVE COMPENSATION—Certain Relationships and Related Transactions” of our definitive proxy statement which will be filed no later than 120 days after January 1, 2006.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm” of our definitive proxy statement, which will be filed no later than 120 days after January 1, 2006.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial statements:
For a listing of consolidated financial statements that are included in this document, see page F-1.
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

Friendly Ice Cream Corporation
By:	/s/ PAUL V. HOAGLAND
Name: Paul V. Hoagland
Title: Executive Vice President of Administration and Chief Financial Officer
Date:	March 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title (Capacity)	Date

/s/ JOHN L. CUTTER	Chief Executive Officer and President	March 17, 2006
John L. Cutter	(Principal Executive Officer and Director)
Executive Vice President of Administration
/s/ PAUL V. HOAGLAND	and Chief Financial Officer (Principal Financial	March 17, 2006
Paul V. Hoagland	and Accounting Officer)
/s/ DONALD N. SMITH	Chairman of the Board	March 17, 2006
Donald N. Smith
/s/ STEVEN L. EZZES	Director	March 17, 2006
Steven L. Ezzes
/s/ BURTON J. MANNING	Director	March 17, 2006
Burton J. Manning
/s/ MICHAEL J. DALY	Director	March 17, 2006
Michael J. Daly

/s/ PERRY D. ODAK	Director	March 17, 2006
Perry D. Odak

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Friendly Ice Cream Corporation:

We have audited the accompanying consolidated balance sheets of Friendly Ice Cream Corporation and subsidiaries as of January 1, 2006 and January 2, 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended January 1, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friendly Ice Cream Corporation and subsidiaries at January 1, 2006 and January 2, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Friendly Ice Cream Corporation and subsidiaries internal control over financial reporting as of January 1 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 15, 2006

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 1,	January 2,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,597	$13,405
Restricted cash	2,549	1,711
Accounts receivable, net	10,757	10,448
Inventories	15,775	17,545
Assets held for sale	3,326	3,572
Deferred income taxes	—	6,853
Prepaid expenses and other current assets	5,044	4,382
TOTAL CURRENT ASSETS	52,048	57,916
DEFERRED INCOME TAXES	—	10,619
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	141,121	152,840
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization of $11,248 and $9,389 at January 1, 2006 and January 2, 2005, respectively	19,063	20,510
OTHER ASSETS	6,010	6,999
TOTAL ASSETS	$218,242	$248,884
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,426	$5,224
Current maturities of capital lease and finance obligations	1,419	1,533
Accounts payable	24,968	21,536
Accrued salaries and benefits	8,212	8,740
Accrued interest payable	1,324	1,427
Insurance reserves	9,002	9,927
Restructuring reserves	72	1,078
Other accrued expenses	19,866	18,582
TOTAL CURRENT LIABILITIES	66,289	68,047
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	6,173	7,380
LONG-TERM DEBT, less current maturities	224,894	225,752
ACCRUED PENSION COST	28,904	17,532
OTHER LONG-TERM LIABILITIES	33,820	35,199
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock, par value $.01 per share; authorized 50,000,000 shares; 7,898,591 and 7,713,279 shares issued and outstanding at January 1, 2006 and January 2, 2005, respectively	79	77
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	144,675	143,115
Accumulated other comprehensive loss	(31,785)	(20,670)
Accumulated deficit	(254,807)	(227,548)
TOTAL STOCKHOLDERS’ DEFICIT	(141,838)	(105,026)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$218,242	$248,884

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
		(53 weeks)
REVENUES:
Restaurant	$400,821	$431,763	$442,416
Foodservice	116,072	112,637	110,190
Franchise	14,454	13,199	9,822
TOTAL REVENUES	531,347	557,599	562,428
COSTS AND EXPENSES:
Cost of sales	205,332	210,477	202,322
Labor and benefits	143,973	158,133	159,428
Operating expenses	105,809	104,681	103,891
General and administrative expenses	38,746	40,006	41,657
Pension settlement expense (curtailment gain) (Note 11)	—	2,204	(8,113)
Restructuring expenses (Note 9)	—	2,627	—
Gain on litigation settlement (Note 19)	—	(3,644)	—
Write-downs of property and equipment (Note 4)	2,478	91	26
Depreciation and amortization	23,435	22,592	22,650
Gain on franchise sales of restaurant operations and properties	(2,658)	(1,302)	—
Loss on disposals of other property and equipment, net	1,030	213	2,044
OPERATING INCOME	13,202	21,521	38,523
OTHER EXPENSES:
Interest expense, net of capitalized interest of $25, $61 and $144 and interest income of $682, $702 and $838 for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively	20,924	22,295	24,157
Other (income) expense, principally debt retirement costs	(130)	9,235	—
(LOSS) INCOME BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	(7,592)	(10,009)	14,366
(Provision for) benefit from income taxes	(20,002)	7,145	(4,604)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(27,594)	(2,864)	9,762
Income (loss) from discontinued operations, net of income tax effect of ($232), $385 and $180 for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively	335	(553)	(259)
NET (LOSS) INCOME	$(27,259)	$(3,417)	$9,503
BASIC NET (LOSS) INCOME PER SHARE:
(Loss) income from continuing operations	$(3.53)	$(0.38)	$1.31
Income (loss) from discontinued operations	0.04	(0.07)	(0.03)
Net (loss) income	$(3.49)	$(0.45)	$1.28
DILUTED NET (LOSS) INCOME PER SHARE:
(Loss) income from continuing operations	$(3.53)	$(0.38)	$1.28
Income (loss) from discontinued operations	0.04	(0.07)	(0.03)
Net (loss) income	$(3.49)	$(0.45)	$1.25
WEIGHTED AVERAGE SHARES:
Basic	7,802	7,637	7,447
Diluted	7,802	7,637	7,609

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total
BALANCE, DECEMBER 29, 2002	7,392,141	$74	$139,974	$(14,559)	$(233,634)	$(108,145)
Comprehensive (loss) income:
Net income	—	—	—	—	9,503	9,503
Minimum pension liability (net of income tax benefit of $3,727)	—	—	—	(5,363)	—	(5,363)
Total comprehensive (loss) income	—	—	—	(5,363)	9,503	4,140
Shares forfeited in connection with the Restricted Stock Plan	(1,609)	—	—	—	—	—
Stock options exercised	98,946	1	357	—	—	358
Income tax benefit of stock options exercised	—	—	165	—	—	165
Stock compensation expense	—	—	330	—	—	330
BALANCE, DECEMBER 28, 2003	7,489,478	$75	$140,826	$(19,922)	$(224,131)	$(103,152)
Comprehensive (loss) income:
Net loss	—	—	—	—	(3,417)	(3,417)
Minimum pension liability (net of income tax benefit of $540)	—	—	—	(777)	—	(777)
Net unrealized gains on marketable securities (net of income tax expense of $20)	—	—	—	29	—	29
Total comprehensive loss	—	—	—	(748)	(3,417)	(4,165)
Stock options exercised	223,801	2	976	—	—	978
Income tax benefit of stock options exercised	—	—	818	—	—	818
Stock compensation expense	—	—	495	—	—	495
BALANCE, JANUARY 2, 2005	7,713,279	$77	$143,115	$(20,670)	$(227,548)	$(105,026)
Comprehensive loss:
Net loss	—	—	—	—	(27,259)	(27,259)
Minimum pension liability (net of income tax benefit of $4,545)	—	—	—	(6,541)	—	(6,541)
Deferred tax valuation allowance	—	—	—	(4,545)		(4,545)
Net unrealized gains on marketable securities (net of income tax expense of $20)	—	—	—	(29)	—	(29)
Total comprehensive loss	—	—	—	(11,115)	(27,259)	(38,374)
Stock options exercised	185,312	2	1,035	—	—	1,037
Income tax benefit of stock options exercised	—	—	450	—	—	450
Stock compensation expense	—	—	75	—	—	75
BALANCE, JANUARY 1, 2006	7,898,591	$79	$144,675	$(31,785)	$(254,807)	$(141,838)

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
		(53 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(27,259)	$(3,417)	$9,503
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock compensation expense	75	495	330
Depreciation and amortization	23,435	22,592	22,650
Non-cash (income) loss from discontinued operations	(1,560)	639	737
Write-offs of deferred financing costs	—	2,445	44
Write-downs of property and equipment	2,478	91	26
Deferred income tax expense (benefit)	17,849	(7,383)	4,192
(Gain) loss on disposals of property and equipment, net	(1,616)	(1,107)	2,044
Pension settlement expense (curtailment gain)	—	2,204	(8,113)
Changes in operating assets and liabilities:
Accounts receivable	(309)	(64)	469
Inventories	1,770	(1,876)	1,609
Other assets	(1,428)	(3,000)	(76)
Accounts payable	3,432	(939)	(1,427)
Accrued expenses and other long-term liabilities	(2,422)	(3,253)	(6,142)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,445	7,427	25,846
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,902)	(19,734)	(29,791)
Proceeds from sales of property and equipment	8,245	6,035	79
Purchases of marketable securities	(665)	(1,130)	—
Proceeds from sales of marketable securities	1,643	152	—
NET CASH USED IN INVESTING ACTIVITIES	(7,679)	(14,677)	(29,712)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of New Senior Notes	—	175,000	—
Proceeds from borrowings under revolving credit facility	16,250	26,250	—
Proceeds from issuance of mortgages	9,615	—	—
Repayments of debt	(30,521)	(199,338)	(3,797)
Payments of deferred financing costs	(429)	(6,650)	—
Repayments of capital lease and finance obligations	(1,526)	(1,216)	(1,404)
Stock options exercised	1,037	978	357
NET CASH USED IN FINANCING ACTIVITIES	(5,574)	(4,976)	(4,844)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,192	(12,226)	(8,710)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,405	25,631	34,341
CASH AND CASH EQUIVALENTS, END OF YEAR	$14,597	$13,405	$25,631
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$20,169	$21,953	$23,981
Income taxes	691	70	1,246
Income tax benefit of stock options exercised	450	818	165
Capital lease obligations terminated	51	—	—
Capital lease obligations incurred	256	3,445	1,682
Lease incentive equipment received	—	—	243

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

As of January 1, 2006, Friendly’s operated 314 full-service restaurants and franchised 206 full-service restaurants and seven non-traditional units. The Company manufactures and distributes a full line of premium ice cream dessert products. These products are distributed to Friendly’s restaurants, supermarkets and other retail locations in 13 states. The restaurants offer a wide variety of breakfast, lunch and dinner menu items as well as premium ice cream dessert products. For the years ended January 1, 2006, January 2, 2005 and December 28, 2003, restaurant sales were approximately 75%, 78% and 79%, respectively, of the Company’s total revenues. As of January 1, 2006, January 2, 2005 and December 28, 2003, approximately 97%, 96% and 89%, respectively, of the Company-operated restaurants were located in the Northeast United States.

References herein to “Friendly’s” or the “Company” refer to Friendly Ice Cream Corporation, its predecessor and its consolidated subsidiaries; references herein to “FICC” refer to Friendly Ice Cream Corporation and not its subsidiaries; and as used herein, “Northeast” refers to the Company’s core markets, which include Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.

2. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—

The consolidated financial statements include the accounts of FICC and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

Fiscal Year—

Friendly’s fiscal year ends on the last Sunday in December, unless that day is earlier than December 27, in which case the fiscal year ends on the following Sunday. The fiscal year ended January 2, 2005 included 53 weeks. All other years presented included 52 weeks. The additional week in 2004 contributed $10,689,000 in total revenues.

Use of Estimates in the Preparation of Financial Statements—

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, recoverability of accounts receivable, pension and post-retirement medical and life insurance benefits expense, asset impairment analysis, income tax valuation allowances and tax contingency reserves. Actual amounts could differ significantly from the estimates.

Revenue Recognition—

The Company’s revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. The Company recognizes restaurant revenue upon receipt of payment from the customer and foodservice revenue (product sales to franchisees and retail customers), net of discounts and allowances,

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

upon delivery of product. Reserves for discounts and allowances from retail sales (trade promotions) are estimated and accrued when revenue is recorded based on promotional planners prepared by the Company’s retail sales force. Due to the high volume of trade promotion activity and the difficulty of coordinating trade promotion pricing with its customers, differences between the Company’s accrual and the subsequent settlement amount occur frequently. Usually these differences are individually insignificant. To address the financial impact of these differences, the Company’s estimating methodology takes these smaller differences into account. The Company believes its methodology has been reasonably reliable in recording trade promotion accruals. The accrual for future trade promotion settlements as of January 1, 2006 and January 2, 2005 was $5,127,000 and $4,930,000, respectively. A variation of five percent in the 2005 accrual would change retail sales by approximately $256,000. Franchise royalty income, generally calculated as 4% of net sales of franchisees, is recorded monthly based upon the actual sales reported by each franchisee for the month just completed. Franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

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

Accounts Receivable and Allowance for Doubtful Accounts—

At January 1, 2006 and January 2, 2005, accounts receivable of $10,757,000 and $10,448,000 were net of allowances for doubtful accounts totaling $758,000 and $539,000, respectively. Accounts receivable consists primarily of amounts due from the sale of products to franchisees and supermarkets. Accounts receivable also includes amounts related to franchise royalties, rents and other miscellaneous items.

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

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances change, estimates of the recoverability of receivables would be further adjusted.

Pension and Post-Retirement Medical and Life Insurance Benefits—

The determination of the Company’s obligation and expense for pension and post-retirement medical and life insurance benefits is dependent upon the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among other things, the discount rate, expected long-term rate of return on plan assets and rates of increase in health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and post-retirement medical and life insurance obligations and expense.

Cash and Cash Equivalents—

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash—

RIC is required to hold assets in trust whose value is at least equal to certain of RIC’s outstanding estimated insurance claim liabilities. Accordingly, as of January 1, 2006 and January 2, 2005, cash of $899,000 and $1,711,000, respectively, was restricted.

Pursuant to the terms of the Mortgage Financing, we may sell properties securing the Mortgage Financing obligations provided that other properties are substituted in place of the sold properties to secure the Mortgage Financing. The substituted properties must meet certain requirements under the terms of the Mortgage Financing. In August 2005, proceeds of $415,000 and $2,650,000 were received in connection with the sale of two mortgaged properties. In connection with the refinancing of the variable mortgages in December 2005, the mortgage on one of these properties was released. A substitution property must secure the Mortgage Financing obligation for the second property no later than May 31, 2006. As of January 1, 2006, balances of $400,000 and $1,250,000 were held as collateral pending mortgage payment and property substitution and were included in restricted cash on the accompanying consolidated balance sheet as of January 1, 2006.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories—

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following at January 1, 2006 and January 2, 2005 (in thousands):

	January 1,	January 2,
	2006	2005
Raw materials	$1,657	$2,685
Goods in process	106	157
Finished goods	14,012	14,703
Total	$15,775	$17,545

Long-Lived Assets—

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

SFAS No. 144 also requires the results of operations of a component of an entity that is classified as held for sale or that has been disposed of to be reported as discontinued operations in the statement of operations if certain conditions are met. These conditions include commitment to a plan of disposal after the effective date of this statement, elimination of the operations and cash flows of the entity component from the ongoing operations of the company and no significant continuing involvement in the operations of the entity component after the disposal transaction.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs and sublease income. Accordingly, actual results could vary significantly from estimates.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment—

Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Buildings—30 years

Building improvements and leasehold improvements—lesser of lease term or 20 years

Equipment—3 to 10 years

At January 1, 2006 and January 2, 2005, property and equipment included (in thousands):

	January 1,	January 2,
	2006	2005
Land	$24,376	$27,945
Buildings and improvements	95,910	95,402
Leasehold improvements	38,348	37,716
Assets under capital leases	12,247	14,436
Equipment	224,955	227,881
Construction in progress	4,146	4,172
Property and equipment	399,982	407,552
Less: accumulated depreciation and amortization	(258,861)	(254,712)
Property and equipment, net	$141,121	$152,840

Depreciation expense was $21,576,000, $20,780,000 and $20,942,000 for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively. Additionally, depreciation of $555,000, $639,000 and $737,000 was included in discontinued operations for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

Major renewals and betterments are capitalized. Replacements and maintenance and repairs which do not extend the lives of the assets are charged to operations as incurred.

Other Assets—

Other assets included notes receivable of $4,401,000 and $4,524,000, which were net of allowances for doubtful accounts totaling $263,000 and $263,000 as of January 1, 2006 and January 2, 2005, respectively. Also included in other assets as of January 1, 2006 and January 2, 2005 were payments made to fronting insurance carriers of $1,556,000 and $1,402,000, respectively, to establish loss escrow funds.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Accrued Expenses—

Other accrued expenses consisted of the following at January 1, 2006 and January 2, 2005 (in thousands):

	January 1,	January 2,
	2006	2005
Accrued rent	$4,739	$4,782
Gift cards outstanding	4,280	4,068
Income taxes payable	2,761	600
Accrued meals and other taxes	2,219	2,766
Accrued construction costs	1,335	1,236
Accrued advertising	1,211	1,824
Unearned revenues	1,205	1,056
Current portion of deferred gains (Note 7)	638	638
Accrued bonus	58	751
All other	1,420	861
Total	$19,866	$18,582

Income Taxes—

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company records deferred tax assets to the extent it believes there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets may be unable to be utilized, the Company records a valuation allowance against the potentially unrealizable amount and records a charge against earnings.  The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures.

Due to ever-changing tax laws and income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. The Company must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Accordingly, the Company believes estimates related to income taxes are critical.

Derivative Instruments and Hedging Agreements—

The Company enters into commodity option contracts from time to time to manage dairy cost pressures. In addition, on September 19, 2005, the Chicago Mercantile Exchange launched the first electronically traded, cash-settled butter futures contract. This new futures contract is designed to meet the needs of food and dairy companies that have exposure to butterfat price risk but do not want to expose

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

themselves to the possibility of being compelled to take physical delivery of butter. The size of the contract is 20,000 pounds of AA butter, versus the traditional butter futures contract, which is 40,000 pounds. The contract is cash settled based upon the U.S. Department of Agriculture’s monthly weighted average price for butter in the United States. With this new type of futures contract, there is no risk of delivery of butter; therefore it offers the Company the ability to hedge the price risk of cream (on a butter basis), without having to take delivery of commodity butter. The Company has evaluated this new hedging instrument and believes it is an attractive way to hedge the price risk related to cream. During the fourth quarter of 2005, the Company purchased a small number of these contracts, but did not achieve a significant level of protection.

The Company’s commodity option contracts and the cash-settled butter futures contracts do not meet hedge accounting criteria as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and, accordingly, are marked to market each period with the resulting gains or losses recognized in cost of sales. During 2005, 2004 and 2003, (losses) gains of approximately ($238,000), $623,000 and ($277,000) were included in cost of sales related to these contracts, respectively.

Advertising—

The Company expenses advertising costs as incurred. For the years ended January 1, 2006, January 2, 2005 and December 28, 2003, advertising expenses were $18,694,000, $20,734,000 and $21,700,000, respectively.

Leases and Deferred Straight-Line Rent Payable—

The Company leases many of its restaurant properties. Leases are accounted for under the provisions of SFAS No. 13, “Accounting for Leases,” as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty. Leasehold improvements that are acquired subsequent to the inception of a lease are amortized over the lesser of the useful life of the asset or a term that includes option periods that are reasonably assured at the date of the purchase.

For leases that contain rent escalations, the Company records the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred straight-line rent payable.

Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rentals”). Contingent rentals are accrued each period as the liabilities are incurred utilizing prorated periodic sales targets.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Lease Guarantees and Contingencies—

Primarily as a result of the Company’s refranchising efforts, the Company remains liable for certain lease assignments and guarantees. These leases have varying terms, the latest of which expires in 2020. As of January 1, 2006, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was $8,431,000. The present value of these potential payments discounted at the Company’s pre-tax cost of debt at January 1, 2006 was $6,386,000. The Company generally has cross-default provisions with franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. The Company believes these cross-default provisions significantly reduce the risk that the Company will be required to make payments under these leases and, historically, the Company has not been required to make such payments. However, as of January 1, 2006, the Company believes that one franchisee may be unable to fulfill its lease obligations during 2006. Under the terms of the assignment of the leases to this franchisee, the Company has the right to recover possession before lease default. The Company believes that it has the management resources to assume operation of the franchisee’s restaurants if it were to take back possession of these locations. Accordingly, no liability has been recorded for exposure under such leases at January 1, 2006 and January 2, 2005.

(Loss) Earnings Per Share—

Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted (loss) income per share because to do so would have been antidilutive, was 273,000, 320,000 and 163,000 for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

Presented below is the reconciliation between basic and diluted weighted average shares (in thousands):

	For the Years Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
Basic weighted average number of common shares outstanding during the year	7,802	7,637	7,447
Adjustments:
Assumed exercise of stock options	—	—	162
Diluted weighted average number of common shares outstanding during the year	7,802	7,637	7,609

Stock-Based Compensation—

The Company accounted for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

based compensation cost of $68,000, $238,000 and $71,000 related to modified option awards was included in net (loss) income for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively, for the Company’s Stock Option Plan and the Company’s 2003 Incentive Plan. Additionally, stock-based compensation cost of $7,400 was recorded related to 30,000 restricted stock units issued on December 2, 2005 with a weighted average fair value of $8.90 at grant date.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123’s provisions for fair value recognition. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. In accordance with SFAS No. 148, the Company has continued to disclose the required pro-forma information in the notes to the consolidated financial statements.

In accordance with SFAS No. 148, the following table presents the effect on net (loss) income and net (loss) income per share had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123 (in thousands, except per share data):

	For the Years Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
Net (loss) income as reported	$(27,259)	$(3,417)	$9,503
Add stock-based compensation expense included in reported net (loss) income, net of related income tax effect of $0, $97 and $29, respectively	75	140	42
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit of $0, $752 and $257, respectively (a)	(172)	(1,082)	(370)
Pro forma net (loss) income	$(27,356)	$(4,359)	$9,175
Basic net (loss) income per share, as reported	$(3.53)	$(0.45)	$1.28
Basic net (loss) income per share, pro forma	$(3.50)	$(0.57)	$1.23
Diluted net (loss) income per share, as reported	$(3.53)	$(0.45)	$1.25
Diluted net (loss) income per share, pro forma	$(3.50)	$(0.57)	$1.21

(a)           On December 20, 2004, the Company’s Board of Directors approved the vesting of all outstanding and unvested options for the Company’s Stock Option Plan and the Company’s 2003 Incentive Plan. This action was taken to reduce, or eliminate to the extent permitted, the transition expense related to outstanding stock option awards under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). The 259,850 options that were vested included 145,239 options with exercise prices greater than the Company’s closing stock price on the modification date. Under the accounting guidance of APB Opinion No. 25, the accelerated vesting resulted in stock-based compensation cost of $9,400 (net of related income tax benefit of $6,600), which was included in net loss for the year ended January 2, 2005. Additionally, the effect of the accelerated vesting in the Company’s pro-forma disclosure was incremental stock-based compensation of approximately $666,000 (net of related income tax benefit of $463,000). This stock-based compensation expense would otherwise have been recognized in accordance with SFAS No. 123R in the Company’s consolidated statements of operations over the next two fiscal years.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Risk free interest rate	3.58%-4.50%	3.03%-3.87%	3.04%-3.21%
Expected life	4 -5 years	4 -5 years	5 years
Expected volatility	55.98%-58.16%	71.23%-73.59%	74.23%-75.47%
Dividend yield	0.00%	0.00%	0.00%
Fair value	$4.28-$4.70	$5.03-$7.72	$4.27-$5.63

Reclassifications—

Certain prior year amounts have been reclassified to conform with current year presentation.

Recently Issued Accounting Pronouncements—

In October 2005, the FASB issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a leased asset and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The guidance is effective for periods beginning after December 15, 2005. The adoption of FSP 13-1 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the first annual period beginning after June 15, 2005. SFAS No. 123R allows companies to choose between the modified-prospective and modified-retrospective transition alternatives in adopting SFAS No. 123R. Under the modified-prospective transition method, compensation cost will be recognized in financial statements issued subsequent to the date of adoption for all shared-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Under the modified-retrospective transition method, compensation cost will be recognized in a manner consistent with the modified-prospective transition method; however, prior period financial statements will also be restated by recognizing compensation cost as previously reported in the pro forma disclosures under SFAS No. 123. The restatement provisions can be applied to either all periods presented or to the beginning of the fiscal year in which SFAS No. 123R is adopted. The Company adopted SFAS No. 123R on January 2, 2006 using the modified-prospective method. As the Company previously adopted only the pro forma disclosure provisions of SFAS No. 123, the Company will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123.

As permitted by SFAS No. 123, the Company has accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the overall financial position. The Company anticipates that the adoption of SFAS 123R in fiscal 2006 will result in the recognition of stock option expense of $300,000 related to unvested stock options and restricted stock units outstanding at January 1, 2006. Additionally, the Company expects to recognize stock compensation of $150,000 to $400,000 related to newly issued awards in 2006. The actual stock compensation expense recognized in 2006 may vary from this estimated amount because it will depend upon levels of share-based payments granted and forfeited in the future. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years for such excess tax deductions were $450,000, $818,000 and $165,000 in 2005, 2004 and 2003, respectively.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS AND DEFERRED COSTS

Intangible assets and deferred costs as of January 1, 2006 and January 2, 2005 were (in thousands):

	January 1,	January 2,
	2006	2005
1988 Non-Friendly Marks license agreement fee amortized over 40 years on a straight-line basis	$18,650	$18,650
Deferred financing costs amortized over the terms of the related loans on an effective yield basis	10,558	10,146
Other	1,103	1,103
Intangible assets and deferred costs	30,311	29,899
Less: accumulated amortization	(11,248)	(9,389)
Net	$19,063	$20,510

Amortization expense was $1,859,000, $1,812,000 and $1,708,000 for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

Future amortization expense related to these intangible assets and deferred costs as of January 1, 2006 was (in thousands):

Year	Amount
2006	$1,887
2007	1,678
2008	1,472
2009	1,462
2010	1,464
Thereafter	11,100
Total	$19,063

Upon the sale of the Company by Hershey Foods Corporation (“Hershey”) in 1988, all of the trademarks and service marks used in the Company’s business at that time which did not contain the word “Friendly” (the “Non-Friendly Marks”) were licensed by Hershey to the Company. The Non-Friendly Marks license agreement fee was being amortized over the term of the agreement, which expired on September 2, 2028. In September 2002, Hershey assigned the Non-Friendly Marks to the Company. The Company will continue to amortize the Non-Friendly Marks license agreement fee over the original term of 40 years. The Company reviews the estimated future cash flows related to each trademarked product on a quarterly basis to determine whether any impairment has occurred. For the years ended January 1, 2006, January 2, 2005 and December 28, 2003, no impairments were recorded.

In July 2003, the Company repurchased $2,750,000 in aggregate principal amount of its 10.5% senior notes. Accordingly, the related unamortized deferred financing costs of $44,000 were written off and included in operating expenses in the accompanying consolidated statement of operations for the year ended December 28, 2003.

In February 2004, the Company announced a cash tender offer and consent solicitation for $175,977,000 of its 10.5% senior notes. In connection with the tender offer, the Company wrote off unamortized deferred financing costs for the purchase of the 10.5% senior notes in March 2004 and the

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS AND DEFERRED COSTS (Continued)

redemption of the remaining 10.5% senior notes in April 2004 of $1,788,000 and $657,000, respectively. The $2,445,000 was included in other expenses, principally debt retirement costs in the accompanying consolidated statement of operations for the year ended January 2, 2005. Additionally, the Company incurred $6,374,000 of costs associated with the issuance of the New Senior Notes and the amendment to the revolving credit facility, which were included in intangible assets and deferred costs in the accompanying consolidated balance sheet as of January 2, 2005. These costs will be amortized over the terms of the New Senior Notes and the Credit Facility.

4. WRITE-DOWNS OF PROPERTY AND EQUIPMENT

During 2005, the Company disposed of five properties by sale and nine properties other than by sale. During December 2005, the Company closed seven restaurants and committed to a plan to sell these seven restaurants as well as four restaurants that were closed in 2004. At January 1, 2006, these 11 properties met the criteria for “held for sale” as defined in SFAS No. 144. The carrying values of these properties of $3,326,000 and $3,572,000 as of January 1, 2006 and January 2, 2005, respectively, were reported as assets held for sale in the accompanying consolidated balance sheets. The carrying values of these properties were not adjusted since the carrying values were less than the estimated fair market values less costs to sell.

During the third quarter of 2004, the Company committed to a plan to close and sell four underperforming restaurants. The Company determined that the plan of sale criteria in SFAS No. 144 had been met and separately presented the properties as assets held for sale in the consolidated balance sheets as of September 26, 2004 and December 28, 2003. During the fourth quarter of 2004, the Company sold two of these properties in separate transactions. Aggregate gross proceeds from the sales were $1,795,000. The Company recognized an aggregate gain of $782,000 related to the sales.

SFAS No. 144 also requires the results of operations of a component of an entity that is classified as held for sale or that has been disposed of to be reported as discontinued operations in the statement of operations if certain conditions are met. These conditions include commitment to a plan of disposal after the effective date of this statement, elimination of the operations and cash flows of the entity component from the ongoing operations of the company and no significant continuing involvement in the operations of the entity component after the disposal transaction. See Note 5 for a discussion of discontinued operations. The results of operations and any related gain or loss associated with all closings or properties held for sale since the adoption of SFAS No. 144 through 2004 were immaterial.

The table below identifies the components of the “Loss on disposals of other property and equipment, net” as shown on the consolidated statements of operations (in thousands):

	For the Years Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
Restaurant assets retired due to remodeling	$225	$195	$1,235
Restaurant equipment assets retired due to replacement	200	442	387
(Gain) loss on property held for disposition	—	(782)	280
Loss on property not held for disposition	118	63	—
Loss on abandoned capital projects and architectural plans	108	—	—
All other	379	295	142
Loss on disposals of other property and equipment, net	$1,030	$213	$2,044

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. WRITE-DOWNS OF PROPERTY AND EQUIPMENT (Continued)

During the year ended January 1, 2006, the Company determined that the carrying values of six restaurant properties and certain capital inventory used to replace restaurant equipment exceeded their estimated fair values less costs to sell. The carrying values were reduced by an aggregate of $2,478,000.

During the year ended January 2, 2005, the Company determined that the carrying value of a vacant restaurant land parcel and the carrying value of one restaurant property exceeded their estimated fair values less costs to sell. The carrying values were reduced by an aggregate of $91,000. During the year ended December 28, 2003, it was determined that the carrying value of a vacant restaurant land parcel exceeded its estimated fair value less costs to sell. The carrying value of this property was reduced by an aggregate of $26,000.

5. DISCONTINUED OPERATIONS

During 2005, the Company disposed of five properties by sale and nine properties other than by sale. During December 2005, the Company closed seven restaurants and committed to a plan to sell these seven restaurants as well as four restaurants that were closed in 2004. At January 1, 2006, these 11 properties met the criteria for “held for sale” as defined in SFAS No. 144.

In accordance with SFAS No. 144, the results of operations of the 14 properties that were disposed of during 2005 and the related net gain on the disposals, as well as the results of operations of the 11 properties held for sale at January 1, 2006, were reported separately as discontinued operations in the accompanying consolidated statements of operations for all years presented. Operating results for the year ended January 1, 2006 and results for the years ended January 2, 2005 and December 2, 2003 that were included in the restaurant segment in previously issued Annual Reports on Form 10-K and the net gain on disposals of the properties are summarized below (in thousands):

	For the Years Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
		(53 weeks)
Net sales	$10,499	$16,898	$17,342
Operating loss	(1,548)	(938)	(439)
Gain on disposals of property and equipment	2,115	—	—
Income tax (expense) benefit	(232)	385	180
Income (loss) from discontinued operations	$335	$(553)	$(259)

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT

Debt at January 1, 2006 and January 2, 2005 consisted of the following (in thousands):

	January 1,	January 2,
	2006	2005
New Senior Notes, 8.375%, due June 15, 2012	$175,000	$175,000
Revolving credit loans, due September 30, 2005	—	4,000
Mortgage loans, due January 2, 2006 through January 1, 2022	51,320	51,976
Total debt	226,320	230,976
Less: current portion	(1,426)	(5,224)
Total long-term debt	$224,894	$225,752

Principal payments due as of January 1, 2006 were as follows (in thousands):

Year	Amount
2006	$1,426
2007	1,616
2008	1,770
2009	1,965
2010	2,897
Thereafter	216,646
Total	$226,320

In December 2001, the Company completed a financial restructuring plan which included the repayment of all amounts outstanding under its then existing credit facility and the purchase of approximately $21,273,000 of its 10.5% senior notes with the proceeds from $55,000,000 in long-term mortgage financing (the “Mortgage Financing”) and a $33,700,000 sale and leaseback transaction (the “Sale/Leaseback Financing”).

Interest on $10,000,000 of the original $55,000,000 from the Mortgage Financing is variable (“Variable Mortgages”) and the remaining $45,000,000 of the original $55,000,000 from the Mortgage Financing bears interest at a fixed annual rate of 10.16% (“Fixed Mortgages”). The Fixed Mortgages have a maturity date of January 1, 2022 and are amortized over 20 years.

On December 30, 2005, the Company completed a refinancing of the Variable Mortgages (the “Variable Refinancing”). Under the terms of the loan agreement for the Variable Mortgages, the Company borrowed an aggregate sum of $8,500,000 at a variable interest rate equal to the sum of the 90-day LIBOR rate in effect (4.54% at December 30, 2005) plus 4% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The loans under the Variable Mortgages have a maturity date of January 1, 2020 and are being amortized over 14 years. In connection with this transaction, the Company prepaid two mortgage loans from the lender in the amount of approximately $965,000 from existing cash.

In connection with the Variable Refinancing, the Company incurred direct expenses of $71,300 that were included in the accompanying consolidated statement of operations for the year ended January 1,

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

2006 and $186,600 of costs that were included in intangible assets and deferred costs in the accompanying consolidated balance sheet as of January 1, 2006. These costs will be amortized over the term of the Variable Mortgages.

Pursuant to the terms of the Mortgage Financing, the Company may sell properties securing its obligations provided that other properties are substituted in place of the sold properties. The substituted properties must meet certain requirements under the terms of the Mortgage Financing. In August 2005, proceeds of $415,000 and $2,650,000 were received in connection with the sale of two mortgaged properties. In connection with the Variable Refinancing, the mortgage on one of these properties was released. A substitution property for the second property must be in place to secure the Company’s obligations no later than May 31, 2006. As of January 1, 2006, balances of $400,000 and $1,250,000 were held as collateral pending mortgage payment and property substitution and were included in restricted cash on the accompanying consolidated balance sheet as of January 1, 2006.

In September 2005, the Company acquired additional financing secured by its newly constructed Milford, MA restaurant (the “Milford Mortgage”). The financing provided for a real estate improvement and equipment loan. The real estate improvement loan has a principal balance of $821,000 and is amortized over 15 years with a balloon payment due on October 1, 2010. The equipment loan has a principal balance of $294,000 and is amortized over seven years with a balloon payment due on October 1, 2010. The interest rate is variable and is the sum of the 90-day LIBOR rate in effect (4.54% at January 1, 2006) plus 4% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The variable rate notes are subject to prepayment penalties during the first three years.

All mortgage financings are subject to covenants, including various minimum fixed charge coverage ratios. We were in compliance with the covenants for the Variable Mortgages and the Fixed Mortgages as of January 1, 2006. As of January 1, 2006, we were not in compliance with the fixed charge coverage ratio related to the Milford Mortgage. We obtained a waiver from the Milford Mortgage lender on March 7, 2006 waiving this covenant requirement for the year ended January 1, 2006.

In 2003 and 2004, the Company purchased or redeemed all of the remaining outstanding 10.5% senior notes in a series of transactions. In February 2004, the Company announced a cash tender offer and consent solicitation for $176,000,000 of its 10.5% senior notes which was financed with the proceeds from a $175,000,000 private offering of new 8.375% senior notes (the “New Senior Notes”), available cash and its Credit Facility. In March 2004, $127,357,000 of aggregate principal amount of the 10.5% senior notes was purchased at the tender offer and consent solicitation price of 104% of the principal amount and $476,000 of aggregate principal amount of 10.5% senior notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48,144,000 of the 10.5% senior notes was redeemed in accordance with the 10.5% senior notes indenture at 103.5% of the principal amount. In connection with the tender offer, the Company wrote off unamortized deferred financing costs and incurred other direct expenses of $9,235,000 that were included in the accompanying consolidated statement of operations for the year ended January 2, 2005.

The $175,000,000 of New Senior Notes issued in March 2004 are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, Inc.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the Company’s Credit Facility. The New Senior Notes mature on June 15, 2012. Interest on the New Senior Notes is payable at 8.375% per annum semi-annually on June 15 and December 15 of each year. The New Senior Notes are redeemable, in whole or in part, at any time on or after June 15, 2008 at FICC’s option at redemption prices from 104.188% to 100.00%, based on the redemption date. In addition, at any time prior to June 15, 2007, FICC may redeem, subject to certain conditions, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds of one or more qualified equity offerings, as defined, at a redemption price of 108.375% of the principal amount, plus accrued interest.

The Company has a $35,000,000 revolving Credit Facility. The $35,000,000 revolving credit commitment less outstanding letters of credit is available for borrowing to provide working capital and for other corporate needs. As of January 1, 2006 and January 2, 2005, total letters of credit outstanding were $15,974,000 and $15,224,000, respectively. During 2005 and 2004, there were no drawings against the letters of credit. The revolving credit loans bear interest at the Company’s option at either (a) the base rate plus the applicable margin as in effect from time to time (the “Base Rate”) (9.75% at January 1, 2006) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (8.86% at January 1, 2006). As of January 1, 2006 there were no revolving credit loans outstanding. As of January 2, 2005, $4,000,000 of revolving credit loans were outstanding. As of January 1, 2006 and January 2, 2005, $19,026,000 and $15,776,000, respectively, was available for borrowing.

The Credit Facility has an annual “clean-up” provision which obligates the Company to repay in full any and all outstanding revolving credit loans for a period of not less than 15 consecutive days during the period beginning on or after May 1 and ending on or before June 15 (or the next business day, if, in any year, June 15 is not a business day) of each calendar year, commencing with the 2006 calendar year, such that immediately following the date of such repayment, the amount of all outstanding revolving credit loans shall be zero.

The Credit Facility matures on June 30, 2007. The Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases, liens, mergers, investments and sales of assets and of subsidiary stock. Additionally, the Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires the Company to comply with certain financial covenants. On March 15, 2006, the Company amended and restated the Credit Facility as of December 30, 2005 to, among other things, (i) revise certain financial covenants beginning with the fourth quarter of 2005 and extending through the Credit Facility maturity date of June 30, 2007 (including leverage, interest coverage, minimum EBITDA and the deletion of the tangible net worth covenant) and (ii) permit certain transactions to be excluded from the Company’s annual capital expenditures limit. As a result of the  amendment, the Company was in compliance with the covenants in the Credit Facility as of January 1, 2006.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

The financial covenant requirements, as defined under the Credit Facility, and actual ratios/amounts as of and for the years ended January 1, 2006 and January 2, 2005 were (dollars in thousands):

	January 1, 2006		January 2, 2005
	Requirement	Actual	Requirement	Actual
Leverage ratio	5.80 to 1	5.69 to 1	5.50 to 1	5.22 to 1
Interest coverage ratio	2.00 to 1	2.06 to 1	2.00 to 1	2.16 to 1
Fixed charge coverage ratio	1.05 to 1	1.14 to 1	1.00 to 1	1.15 to 1
Consolidated tangible net worth (deficit)	N/A	N/A	$(107,611)	$(99,213)
Capital expenditures (a)	$25,500	$17,158	$23,500	$22,179
Consolidated EBITDA (b)	$42,000	$43,100	$46,500	$48,190

(a)           The Credit Facility’s definition of capital expenditures differs from the Company’s total capital expenditures.

(b)          The Credit Facility’s definition of consolidated EBITDA allows non-cash losses and capitalized interest to be added back to net income (loss) which differs from the Company’s internal EBITDA computation presented elsewhere herein.

The fair values of the Company’s long-term debt at January 1, 2006 and January 2, 2005 were as follows (in thousands):

	January 1, 2006		January 2, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
New Senior Notes	$175,000	$156,625	$175,000	$169,313
Revolving credit loans	—	—	4,000	4,000
Mortgage loans	51,320	51,320	51,976	51,976
Total	$226,320	$207,945	$230,976	$225,289

The fair values of the New Senior Notes were determined based on the actual trade prices occurring closest to January 1, 2006 and January 2, 2005. As the interest on the revolving credit loans is variable, the carrying value approximated the fair value. Because the mortgage loans are privately held, the Company believes that the carrying value of the mortgage loans as of January 1, 2006 and January 2, 2005 approximated the fair value.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LEASES

As of January 1, 2006 and January 2, 2005, the Company operated 314 and 347 restaurants, respectively. These operations were conducted in premises owned or leased as follows:

	January 1,	January 2,
	2006	2005
Land and building owned	79	94
Land leased and building owned	70	79
Land and building leased	165	174
	314	347

Restaurants in shopping centers are generally leased for a term of 10 to 20 years. Leases of freestanding restaurants generally are for a 15 or 20 year lease term and provide for renewal options for three or four five-year renewals at the then current fair market value. Additionally, the Company leases certain equipment over lease terms from three to seven years.

In connection with the Sale/Leaseback Financing in December 2001, the Company sold 44 properties operating as Friendly’s restaurants and entered into a master lease with the buyer to lease the 44 properties for an initial term of 20 years under a triple net lease. There are four five-year renewal options and lease payments are subject to escalator provisions every five years based upon increases in the Consumer Price Index. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate” and SFAS No. 98, “Accounting for Leases”, the Company recognized an aggregate loss of $428,000 on two properties which was included in gain on disposals of other properties and equipment, net in 2001. The aggregate gain of $11,377,000 on the remaining 42 properties was deferred and the unamortized balance of $10,050,000 was included in other accrued expenses and other long-term liabilities. The deferred gain is being amortized straight-line over 20 years.

Future minimum lease payments and amounts to be received as lessor or sublessor under noncancelable leases with an original term in excess of one year as of January 1, 2006 were (in thousands):

	Commitments
		Capital
		Lease and	Operating
	Operating	Finance	Lease
Year	Leases	Obligations	Receivables
2006	$18,058	$2,119	$3,371
2007	16,592	2,062	2,644
2008	14,916	2,026	2,495
2009	13,586	1,022	2,485
2010	11,718	444	2,246
Thereafter	69,412	2,486	19,415
Total future minimum lease payments	$144,282	10,159	$32,656
Less amounts representing interest		(2,567)
Present value of minimum lease payments		7,592
Less current maturities of capital lease and finance obligations		(1,419)
Long-term maturities of capital lease and finance obligations		$6,173

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LEASES (Continued)

Capital lease and finance obligations reflected in the accompanying consolidated balance sheets have effective interest rates ranging from 6.00% to 12.00% and are payable in monthly installments through 2016. Maturities of such obligations as of January 1, 2006 were (in thousands):

Year	Amount
2006	$1,419
2007	1,515
2008	1,642
2009	793
2010	258
Thereafter	1,965
Total	$7,592

Rent expense included in the accompanying consolidated statements of operations for operating leases was (in thousands):

	For the Years Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
Minimum rentals	$19,847	$20,668	$19,154
Contingent rentals	815	968	1,022
Total	$20,662	$21,636	$20,176

8. INCOME TAXES

The (provision for) benefit from income taxes for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 were as follows (in thousands):

	For the Years Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
Current (provision) benefit:
Federal	$(726)	$837	$(88)
State	(213)	(89)	(144)
Increase in tax accruals	(1,446)	(601)	—
Total current (provision) benefit	$(2,385)	$147	$(232)
Deferred (provision) benefit:
Federal	$(17,212)	$3,662	$(3,649)
State	(637)	964	(543)
Reversal of tax accruals	—	2,757	—
Total deferred (provision) benefit	$(17,849)	$7,383	$(4,192)
Income tax provision (benefit) allocated to discontinued operations	$232	$(385)	$(180)
Total (provision for) benefit from income taxes	$(20,002)	$7,145	$(4,604)

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows:

	For the Years Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	6.0	6.0	6.0
Effect of change in valuation allowance	(292.1)	0.1	(0.6)
Tax credits	4.8	8.9	(6.6)
Nondeductible expenses	(1.7)	(2.3)	1.1
Adjustment of income tax accruals	(19.0)	21.6	—
Other	3.5	2.1	(2.9)
Effective tax rate	(263.5)%	71.4%	32.0%

Deferred tax assets and liabilities are determined as the difference between the financial statement and tax bases of the assets and liabilities multiplied by the enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets (liabilities) at January 1, 2006 and January 2, 2005 were as follows (in thousands):

	January 1,	January 2,
	2006	2005
Property and equipment	$(13,788)	$(15,683)
Net operating loss carryforwards	3,732	3,705
Insurance reserves	12,690	8,670
Inventories	285	248
Pension	11,850	7,590
Intangible assets	(4,333)	(4,524)
Tax credit carryforwards	11,958	13,668
Deferred gain	3,930	4,192
Other	5,820	5,021
Net deferred tax asset	32,144	22,887
Valuation allowance	(32,144)	(5,415)
Net deferred tax asset	$—	$17,472
Total deferred tax assets	$50,932	$43,680
Total deferred tax liabilities	(18,788)	(20,793)
Valuation allowance	(32,144)	(5,415)
Net deferred tax asset	$—	$17,472

As of January 1, 2006, the Company had approximately $32,144,000 of net deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences that are available to reduce income taxes in future years. SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates,

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

length of carryback and carryforward periods, and projections of future operating results. Where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. The presumption can be overcome in very limited circumstances.

During the fourth quarter of 2005, the Company entered a three-year cumulative loss position and revised its projections of the amount and timing of profitability in future periods. As a result, the Company increased its valuation allowance by approximately $26,729,000 ($22,184,000 to income tax expense and $4,545,000 to stockholders’ deficit) to reduce the carrying value of net deferred tax assets to zero.

The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability. However, going forward should the Company’s return to profitability provide sufficient evidence, in accordance with SFAS No. 109, to support the ultimate realization of income tax benefits attributable to net operating loss (“NOL”) and credit carryforwards and other deductible temporary differences, a reduction in the valuation allowance may be recorded and the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

As of January 2, 2005, the Company had valuation allowances in the amount of $5,415,000, which had been recorded against state NOL carryforwards and state credit carryforwards in the amounts of $2,985,000 and $2,430,000, respectively.

The income tax provision for the year ended January 1, 2006 included the above referenced increase in the valuation allowance of $22,184,000 and an increase in income tax accruals of $1,446,000 related to ongoing tax audits and other tax matters. The increase in the valuation allowance and the increase in income tax accruals accounted for (292.1)% and (19.0)%, respectively, of the Company’s effective tax rate of (263.5)%.

The benefit from income taxes for the year ended January 2, 2005 included a $2,156,000 reversal of income tax accruals recorded in prior years. This accrual related to tax matters that, based upon additional information obtained during the fourth quarter, was no longer necessary. The reversal was recorded in the fourth quarter of 2004. This reversal accounted for approximately 21.6% of the Company’s effective tax rate of 71.4%.

During the year ended January 1, 2006, the Company generated federal taxable income of approximately $1,178,000. During the year ended January 2, 2005, the Company estimated a federal NOL of approximately $8,739,000. The Company carried the 2004 federal NOL back to the 2003 and 2002 tax years. The Company had aggregate state NOL carryforwards, the tax effect of which was approximately $3,732,000 and $3,705,000 as of January 1, 2006 and January 2, 2005, respectively. The state NOL carryforwards expire between 2006 and 2025.

As of January 1, 2006 and January 2, 2005, the Company had federal general business credit carryforwards of $9,237,000 and $11,238,000, respectively, which expire between 2018 and 2024. The Company had $2,721,000 and $2,430,000 of state tax credit carryforwards as of January 1, 2006 and January 2, 2005, respectively, which either expire between 2006 and 2010 or have no expiration date.

Refundable taxes, credit carryforwards and state loss carryforwards were increased by an aggregate of $450,000 and $818,000 in 2005 and 2004, respectively, as a result of stock options exercised.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. RESTRUCTURINGS

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

The following represents the reserve and activity associated with the March 2004, October 2001 and March 2000 restructurings (in thousands):

	For the Year Ended January 1, 2006
	Restructuring			Restructuring
	Reserve as of		Costs Paid	Reserve as of
	January 2, 2005	Expense	and Reclassified	January 1, 2006
Rent	$92	$—	$(92)	$—
Severence pay	952	—	(880)	72
Other	34	—	(34)	—
Total	$1,078	$—	$(1,006)	$72

	For the Year Ended January 2, 2005
	Restructuring			Restructuring
	Reserve as of		Costs Paid	Reserve as of
	December 28, 2003	Expense	and Reclassified	January 2, 2005
Rent	$319	$—	$(227)	$92
Utilities and real estate taxes	40	—	(40)	—
Severence pay	—	2,549	(1,597)	952
Outplacement services	—	78	(78)	—
Other	82	—	(48)	34
Total	$441	$2,627	$(1,990)	$1,078

Based on information currently available, management believes that the restructuring reserve as of January 1, 2006 was adequate and not excessive.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. FRANCHISE TRANSACTIONS

During 2005, the Company completed four re-franchising transactions in which four existing franchisees purchased nine existing Company-operated restaurants and agreed to develop a total of 10 new restaurants in future years (seven more than their prior commitments). Gross proceeds from these transactions were $4,102,000, of which $210,000 was for franchise fees, $85,000 was for development fees and $3,807,000 was for the sale of certain assets and leasehold rights. During the year ended January 1, 2006, the Company recorded $210,000 of franchise fee revenue for the initial re-franchised locations and deferred $85,000 related to future development. The $85,000, which represents one-half of future franchise fees, will be recognized into income as restaurants are opened. In addition, the Company recognized a gain of approximately $2,712,000 related to the sale of assets.

In addition, the Company completed three transactions in which three former employees received franchises to operate six existing restaurants for a period of two years with options to purchase the restaurants within the two years. If the options are exercised, one franchisee has agreed to develop two new restaurants in future years. Proceeds from option transactions will be recognized upon purchase.

On September 13, 2004, the Company sold leasehold improvements and equipment and assigned the lease for one re-franchised location and sold equipment at three other re-franchised locations to the existing franchisee. In addition, as part of the Company’s agreement with the franchisee, the franchisee committed to open five new restaurants in the Dayton, OH market over the six years following the date of the agreement with an option to open an additional five restaurants in the following five years. Gross proceeds from the sale were approximately $875,000, of which $205,000 was for franchise fees and $670,000 was for the sale of assets and lease assignment. During the year ended January 2, 2005, the Company recorded $130,000 of franchise fee revenue for the initial re-franchised locations and deferred $75,000 related to future development. The $75,000, which represents one-half of future franchise fees, will be recognized into income as restaurants are opened. In addition, the Company recognized a gain of approximately $292,000 related to the sale of assets.

On September 9, 2004, the Company entered into an agreement granting NL Ark Development, Inc. (“NL Ark”) certain limited exclusive rights to operate and develop Friendly’s restaurants in designated areas within Palm Beach County, Florida. NL Ark committed to open five new Friendly’s restaurants over the five years following the date of the agreement. The Company received development fees of $80,000, which represents one-half of future franchise fees. The $80,000 will be recognized into income as restaurants are opened.

On March 5, 2004, the Company sold the real property and equipment for one re-franchised location and assigned the lease and sold the equipment for a second re-franchised location to the existing franchisee. Gross proceeds from the sale were approximately $485,000, of which $70,000 was for franchise fees and $415,000 was for the sale of assets and lease assignment. In 2004, the Company recorded $70,000 as franchise fee revenue and recognized a gain of approximately $250,000 related to the sale of assets.

On January 15, 2004, the Company entered into an agreement granting Central Florida Restaurants LLC (“Central Florida”) certain limited exclusive rights to operate and develop Friendly’s full-service restaurants in designated areas within the Orlando, Florida market (the “Central Florida Agreement”). Pursuant to the Central Florida Agreement, Central Florida purchased certain equipment assets, lease and sublease rights and franchise rights in 10 existing Friendly’s restaurants and committed to open an additional 10 restaurants over the six years following the date of the agreement with an option for 15 more restaurants in the following five years. Gross proceeds from the sale were approximately $3,150,000 of

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. FRANCHISE TRANSACTIONS (Continued)

which $310,000 was for franchise fees for the initial 10 restaurants. In 2004, the Company recorded $310,000 as franchise fee revenue and recognized a gain of approximately $679,000 related to the sale of the assets for the 10 locations. During the year ended January 1, 2006, Central Florida opened two new restaurants.

During July 2003, the Company entered into a development agreement granting Jax Family Rest., Inc. (“Jax”) certain limited exclusive rights to operate and develop Friendly’s full-service restaurants in designated areas within Baker, Clay, Nassau, Putnam and St. John’s counties, Florida (the “Jax Agreement”). Pursuant to the Jax Agreement, Jax agreed to develop 10 new restaurants over seven years, with a specific number of restaurants opening in specific years.. The Company received development fees of $155,000, which represents one-half of future franchise fees. The $155,000 will be recognized into income as restaurants are opened. During the year ended January 2, 2005, Jax opened one new restaurant. Jax is currently behind in its development schedule.

11. PENSION PLAN

Certain of the employees of the Company are covered by a non-contributory defined benefit cash balance pension plan. Plan benefits are based on years of service and participant compensation during their years of employment.

Under the cash balance plan, a nominal account for each participant was established. Through 2003, the Company made an annual contribution to each participant’s account based on current wages and years of service. Each account earns a specified rate of interest, which is adjusted annually. Plan expenses may also be paid from the assets of the plan.

In 1997, pension benefits were reduced to certain employees. In 1998, death benefits were increased. In 2002, pension benefits that were reduced in 1997 were restored to certain employees. Also in 2002, pension benefits were reduced to all employees, to be effective in 2003.

In November 2003, the Company announced that effective December 31, 2003, all benefits accrued under the pension plan would be frozen at the level attained on that date. The benefits accrued through December 31, 2003 were not reduced. As a result, the Company recognized a one-time pension curtailment gain of $8,113,000 in 2003 equal to the unamortized balances as of December 31, 2003 from all plan changes made prior to that date. Cash balance accounts continued to be credited with interest after December 31, 2003 and will continue to be credited with interest.

During 2004, lump-sum cash payments to participants exceeded the interest cost component of net periodic pension cost. As a result of the unusual settlement volume, the Company recorded additional pension expense of $2,204,000 during the year ended January 2, 2005.

As of December 31, 2005, the latest measurement date, the accumulated benefit obligation of the pension plan exceeded the fair value of plan assets. Accordingly, in accordance with SFAS No. 87, “Employer’s Accounting for Pensions”, the Company recorded an additional minimum pension liability of $11,086,000. The Company initially recorded an additional minimum pension liability in 2002, the first measurement date where the accumulated benefit obligation exceeded the fair value of plan assets. The Company also recorded additional minimum pension liabilities during the years ended January 2, 2005 and December 28, 2003 of $1,317,000 ($777,000, net of income tax benefit) and $9,090,000 ($5,363,000, net of income tax benefit), respectively. These adjustments were included in other accumulated comprehensive

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PENSION PLAN (Continued)

loss as a direct charge to stockholders’ deficit. As of January 1, 2006, the cumulative additional minimum pension charge included in accumulated other comprehensive loss was $46,169,000 ($31,785,000, net of income tax benefit).

For the years ended January 1, 2006 and January 2, 2005, the reconciliation of the projected benefit obligation was (in thousands):

	January 1,	January 2,
	2006	2005
Beginning of year benefit obligation	$110,042	$106,998
Interest cost	6,684	6,603
Assumption changes	5,151	4,149
Actuarial loss	4,693	861
Disbursements	(6,621)	(8,569)
End of year benefit obligation	$119,949	$110,042

The reconciliation of the fair value of assets of the plan as of January 1, 2006 and January 2, 2005 was (in thousands):

	January 1,	January 2,
	2006	2005
Beginning of year fair value of assets	$92,510	$90,871
Actual return on plan assets (net of expenses)	5,156	10,208
Disbursements	(6,621)	(8,569)
End of year fair value of assets	$91,045	$92,510

The reconciliation of the funded status of the pension plan as of January 1, 2006 and January 2, 2005 included the following components (in thousands):

	January 1,	January 2,
	2006	2005
Projected benefit obligation	$119,949	$110,042
Fair value of plan assets	91,045	92,510
Funded status	(28,904)	(17,532)
Unrecognized net actuarial loss	46,169	35,083
Prepaid benefit cost	$17,265	$17,551

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PENSION PLAN (Continued)

The amounts recognized in the consolidated balance sheets and the consolidated statements of changes in stockholders’ deficit were (in thousands):

	January 1,	January 2,
	2006	2005
Accumulated benefit obligation	$119,949	$110,042
Fair value of plan assets	91,045	92,510
Minimum pension liability	(28,904)	(17,532)
Prepaid benefit cost	(17,265)	(17,551)
Accrued benefit liability	(46,169)	(35,083)
Income tax benefit	14,384	14,384
Accumulated other comprehensive loss	$(31,785)	$(20,699)

The components of net periodic pension cost (benefit) for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 were (in thousands):

	January 1,	January 2,	December 28,
	2006	2005	2003
Service cost	$—	$—	$2,211
Interest cost	6,684	6,604	6,425
Expected return on assets	(8,288)	(9,391)	(9,097)
Net amortization:
Unrecognized prior service benefit	—	—	(1,278)
Unrecognized net actuarial loss	1,890	671	608
Periodic pension cost (benefit) before adjustments	286	(2,116)	(1,131)
Settlement expense (curtailment gain)	—	2,204	(8,113)
Net periodic pension cost (benefit)	$286	$88	$(9,244)

A summary of the Company’s key actuarial assumptions used to determine benefit obligations as of January 1, 2006 and January 2, 2005 follows:

	January 1, 2006	January 2, 2005
Discount rate	5.75%	6.00%
Salary increase rate	3.25-4.75%	3.25-4.75%
Expected long-term rate of return	8.75%	8.75%

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PENSION PLAN (Continued)

A summary of the Company’s key actuarial assumptions used to determine net periodic pension cost (benefit) for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 follows:

	January 1, 2006	January 2, 2005	December 28, 2003
Discount rate	6.00%	6.25%	6.75%
Salary increase rate	3.25-4.75%	3.25-4.75%	3.25-4.75%
Expected long-term rate of return	8.75%	9.00%	9.50%

The Company determines its expected long-term rate of return based on its expectations of future returns for the pension plan’s investments based on target allocations of the pension plan’s investments. Additionally, the Company considers historical returns on comparable equity, fixed income and real estate investments and adjusts its estimates as deemed appropriate. As of January 1, 2006, point estimates of the Company’s long-term target allocation to equity (57.5%), fixed income (32.0%), real estate (10.0%) and other (0.5%) is expected to provide real rates of return of 7.23%, 2.21%, 1.90% and 1.50%, respectively. In addition, the long-term inflation assumption was 3.75%. The resulting weighted expected long-term rate of return on plan assets was 8.75%.

The Company’s pension plan weighted average asset allocations at January 1, 2006 and January 2, 2005 by asset category were as follows:

	January 1,	January 2,
Asset Category	2006	2005
Equity securities	66%	65%
Debt securities	21%	19%
Real estate	12%	11%
Other	1%	5%
Total	100%	100%

The Company actively manages its pension plan assets utilizing a registered investment advisor as recognized under the Investment Advisors Act of 1940, as amended. Oversight of the investment advisor is provided by the Company’s Qualified Benefit Plans Committee (“QBPC”). The plan’s trustee and investment advisor monitor transactions and performance monthly and the QBPC reviews performance monthly with a complete review of plan assets on a quarterly basis. Monthly, cash is withdrawn from the pension fund to meet benefit requirements. This provides the investment advisor with an opportunity to rebalance on a limited scale. If larger scale rebalancing is required, it is performed on an as needed basis.

The Company believes that a moderately aggressive risk posture is appropriate for the plan and is consistent with the actuarially-determined cash payment requirements. Accordingly, the investment of plan assets is governed by the Investment Policy of the Company’s retirement program which reflects two primary objectives:  1) achieving investment results that will contribute to the proper funding of the plan, and 2) receiving from its investment advisor performance that is above the average market return. Asset mix guidelines exist within the Investment Policy that target equities at 30-80% of the portfolio, fixed income at 10-60% and real estate at 10%. It is expected that over long periods of time, these asset allocation parameters will enable the plan to meet or exceed actuarial assumptions.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PENSION PLAN (Continued)

The investment guidelines prohibit certain types of transactions, including the purchase of securities on margin, short-sale transactions, the purchase of letter stock or other non-registered securities, securities lending and any other investments or investment strategies disallowed by ERISA or related regulations.

Equity securities of the plan did not include any investment in the Company’s common stock at January 1, 2006 or January 2, 2005.

The Company does not expect to contribute any cash to its pension plan in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year	Amount
2006	$3,759
2007	3,781
2008	4,388
2009	4,873
2010	5,133
2011—2015	33,809
Total	$55,743

12. POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

The Company provides medical and life insurance benefits to certain groups of employees upon retirement. Eligible employees may continue their coverage if they are receiving a pension benefit, are at least 55 years of age and have completed ten years of service. The plan requires contributions for medical coverage from participants who retired after September 1, 1989. Medical coverage may continue until age 65. Life insurance benefits are contributory for participants who retired after July 1, 2002. Medical benefits under the plan are provided through the Company’s general assets.

The Company uses a December 31 measurement date for the plan.

The Company accrues the cost of postretirement medical and life insurance benefits over the years employees provide services to the date of their full eligibility for such benefits. The reconciliation of the accumulated benefit obligation for the years ended January 1, 2006 and January 2, 2005 was as follows (in thousands):

	January 1,	January 2,
	2006	2005
Beginning of year benefit obligation	$7,985	$7,897
Service cost	162	141
Interest cost	407	456
Plan participants’ contributions	208	199
Actuarial gain	(1,243)	(36)
Disbursements	(669)	(672)
End of year benefit obligation	$6,850	$7,985

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS (Continued)

The reconciliation of the funded status of the plan as of January 1, 2006 and January 2, 2005 included the following components (in thousands):

	January 1,	January 2,
	2006	2005
Accumulated benefit obligation	$(6,850)	$(7,985)
Fair value of plan assets	—	—
Funded status	(6,850)	(7,985)
Unrecognized prior service benefit	(1,362)	(1,505)
Unrecognized net actuarial loss	937	2,216
Accrued benefit liability	$(7,275)	$(7,274)

The components of the net postretirement medical and life insurance benefit cost for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 were (in thousands):

	January 1,	January 2,	December 28,
	2006	2005	2003
Service cost	$162	$141	$99
Interest cost	407	456	470
Recognized actuarial loss	35	70	62
Net amortization of unrecognized prior service benefit	(142)	(142)	(142)
Net benefit cost	$462	$525	$489

A summary of the Company’s key actuarial assumptions used to determine benefit obligations as of January 1, 2006 and January 2, 2005 follows:

	January 1, 2006	January 2, 2005
Discount rate	5.75%	6.00%
Salary increase rate	3.25-4.75%	3.25-4.75%
Medical cost trend:
First year	8.50%	9.50%
Ultimate	4.75%	5.50%
Years to reach ultimate	3	4

A summary of the Company’s key actuarial assumptions used to determine net periodic benefit cost for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 follows:

	January 1, 2006	January 2, 2005	December 28, 2003
Discount rate	6.00%	6.25%	6.75%
Salary increase rate	3.25-4.75%	3.25-4.75%	3.25-4.75%
Medical cost trend:
First year	9.50%	8.50%	8.50%
Ultimate	5.50%	5.50%	5.50%
Years to reach ultimate	3	3	3

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS (Continued)

Assumed health care cost trends have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total of service and interest cost	$52,500	$(46,192)
Effect on accumulated benefit obligation	$458,917	$(420,585)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Payments net
	of Medicare D	Medicare D
Year	Subsidies	Subsidies
2006	$472	$81
2007	482	85
2008	492	88
2009	485	90
2010	488	90
2011—2015	2,330	451
Total	$4,749	$885

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

Based on regulations issued by the Centers for Medicare & Medicaid Services, the Company has concluded that, for certain participants, the benefits provided are at least actuarially equivalent to benefits available through Medicare Part D. The accumulated benefit obligation of the Company’s postretirement medical and life insurance plan at January 1, 2006 decreased by $900,000 due to the effect of the federal subsidy and the net periodic benefit cost for 2005 was reduced by $99,900.

13. OTHER RETIREMENT BENEFIT PLANS

The Company’s Employee Savings and Investment Plan (the “Plan”) covers all eligible employees and is intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. For the years ended January 1, 2006, January 2, 2005 and December 28, 2003, the Company made matching

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. OTHER RETIREMENT BENEFIT PLANS (Continued)

contributions in an amount equal to 75% of the sum of the participants’ contributions that do not exceed 6% of the participant’s compensation for employees above the position of secondary management, as defined in the Plan. All employee contributions are fully vested. Company contributions are vested at the completion of three years of service or at retirement, death, disability or termination at age 65 or over, as defined by the Plan. Company contributions and administrative expenses for the Plan were approximately $866,000, $972,000 and $755,000 for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

During 2004, the Company established a nonqualified deferred compensation plan (“Deferred Comp Plan”) that was developed as a retirement plan for a select group of management employees that were not allowed to participate in the Company’s Employee Savings and Investment Plan.

The Company accounted for the Deferred Comp Plan in accordance with Emerging Issues Task Force No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested.” The investments of the rabbi trust were $1,028,000 and were included in other assets in the accompanying consolidated balance sheet as of January 2, 2005. A corresponding liability was included in other long-term liabilities.

The Company terminated the Deferred Comp Plan and issued lump sum disbursements to participants during 2005.

14. INSURANCE RESERVES

At January 1, 2006 and January 2, 2005 insurance reserves of approximately $32,097,000 and $32,435,000, respectively, had been recorded. Insurance reserves at January 1, 2006 and January 2, 2005 included RIC’s reserves for the Company’s insurance liabilities of approximately $7,461,000 and $8,524,000, respectively. Reserves also included accruals related to post employment benefits and postretirement medical and life insurance benefits. While management believes these reserves were adequate, it is reasonably possible that the ultimate liabilities may exceed such estimates.

Classification of the reserves was as follows (in thousands):

	January 1,	January 2,
	2006	2005
Current	$9,002	$9,927
Long-term	23,095	22,508
Total	$32,097	$32,435

Following is a summary of the activity in the insurance reserves for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 (in thousands):

	January 1,	January 2,	December 28,
	2006	2005	2003
Beginning balance	$32,435	$30,952	$30,986
Provision	11,023	12,621	10,684
Payments	(11,361)	(11,138)	(10,718)
Ending balance	$32,097	$32,435	$30,952

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INSURANCE RESERVES (Continued)

The provision for insurance reserves each year was actuarially determined and reflected amounts for the current year as well as revisions in estimates to open reserves for prior years. Payments included amounts paid on open claims for all years.

15. STOCKHOLDERS’ DEFICIT

In 1997, the Board of Directors adopted a restricted stock plan (the “Restricted Stock Plan”), pursuant to which 371,285 shares were authorized for issuance. The Restricted Stock Plan provides for the award of common stock, the vesting of which is subject to conditions and limitations established by the Board of Directors. Such conditions may include continued employment with the Company or the achievement of performance measures. Upon the award of common stock, the participant has the rights of a stockholder, including but not limited to the right to vote such stock and the right to receive any dividends paid on such stock. The Board of Directors, in its sole discretion, may designate employees and persons providing material services to the Company as eligible for participation in the Restricted Stock Plan. In connection with the approval of the 2003 Incentive Plan, discussed elsewhere herein, the shares authorized for issuance under the Restricted Stock Plan were reduced by 156,217 shares of stock.

The issued shares vested on a straight-line basis over eight years or on an accelerated basis if certain performance criteria were met. The Company recorded the fair value of the shares issued at the issuance dates as compensation expense over the estimated vesting periods. During the years ended January 2, 2005 and December 28, 2003, the Company recorded stock compensation expense of approximately $257,000 and $330,000, respectively, which was included in general and administrative expenses in the accompanying consolidated statements of operations.

In 1997, the Board of Directors adopted a stock option plan (the “Stock Option Plan”), pursuant to which 395,000 shares of common stock options were authorized for issuance. The Board of Directors amended the Stock Option Plan to increase the shares available by 200,000 shares and 439,970 shares on October 24, 2001 and March 27, 2000, respectively. The Stock Option Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code) and stock appreciation rights (“SARs”). The Board of Directors determines the employees who will receive awards under the Stock Option Plan and the terms of such awards. The exercise price of a stock option or SAR shall not be less than the fair market value of one share of common stock on the date the stock option or SAR is granted. Options issued prior to July 24, 2002 expire 10 years from the date of grant. Options issued subsequent to that date have a five-year expiration date, which was approved by the Board of Directors.

Options issued prior to February 10, 2000 had a five-year vesting period, options issued subsequent to that date had a three-year vesting period. On December 20, 2004, the Company’s Board of Directors approved the vesting of all outstanding and unvested options for the Company’s Stock Option Plan and the Company’s 2003 Incentive Plan. This action was taken to reduce, or eliminate to the extent permitted, the transition expense related to outstanding stock option awards under SFAS No. 123R (see Note 2). Options issued subsequent to December 20, 2004 vest over three years.

As of January 1, 2006, no SARs had been issued.

On April 9, 2003, the Board of Directors adopted a long-term incentive plan (the “2003 Incentive Plan”), subject to approval by the Company’s shareholders. On May 14, 2003, the shareholders approved

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCKHOLDERS’ DEFICIT (Continued)

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

On December 2, 2005, 30,000 restricted stock units were issued with a weighted average fair value of $8.90 at grant date. Stock-based compensation cost of $7,400 was recorded related to these units.

As of January 1, 2006, no SARs had been issued.

As of January 1, 2006, there were 105,789, 29,120 and 803 securities remaining available for future issuance under the 2003 Incentive Plan, the Stock Option Plan and the Restricted Stock Plan, respectively.

A summary of the stock options outstanding pursuant to the Company’s Stock Option Plan and 2003 Incentive Plan is presented below:

	Number of	Average
	Shares	Exercise Price
Options outstanding at December 29, 2002	795,674	$5.05
Granted	166,311	6.88
Forfeited	(53,964)	5.12
Exercised	(98,946)	3.61
Options outstanding at December 28, 2003	809,075	5.60
Granted	160,819	11.43
Forfeited	(60,427)	9.02
Exercised	(223,801)	4.37
Options outstanding at January 2, 2005	685,666	7.06
Granted	142,453	9.02
Forfeited	(21,357)	10.98
Exercised	(185,312)	5.59
Options outstanding at January 1, 2006	621,450	7.82

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCKHOLDERS’ DEFICIT (Continued)

The following table summarizes information related to outstanding options as of January 1, 2006:

		Weighted-Average
	Number	Remaining	Weighted
	Outstanding as of	Contractual Life	Average
Range of Exercise Prices	January 1, 2006	(Years)	Exercise Price
$0.00 - $2.48	77,940	5.7	$2.27
2.48 - 4.95	91,587	4.4	3.66
4.95 - 7.43	107,598	2.8	6.43
7.43 - 9.90	219,989	3.8	8.71
9.90 - 12.38	550	2.6	12.00
12.38 - 14.85	88,386	2.8	12.52
17.33 - 19.80	34,100	2.6	17.38
22.28 - 24.75	1,300	2.4	24.75
	621,450	3.7	7.82

The following table summarizes information related to outstanding exercisable options as of January 1, 2006:

	Number	Weighted
	Exercisable as of	Average
Range of Exercise Prices	January 1, 2006	Exercise Price
$0.00 - $2.48	77,940	$2.27
2.48 - 4.95	91,587	3.66
4.95 - 7.43	107,598	6.43
7.43 - 9.90	88,000	8.22
9.90 - 12.38	550	12.00
12.38 - 14.85	88,386	12.52
17.33 - 19.80	34,100	17.38
22.28 - 24.75	1,300	24.75
	489,461	7.49

Pursuant to a stockholder rights plan (the “Stockholder Rights Plan”) that FICC adopted in 1997, the Board of Directors declared a dividend distribution of one purchase right (a “Right”) for each outstanding share of common stock. The Stockholder Rights Plan provides, in substance, that should any person or group (other than certain management and affiliates) acquire 15% or more of FICC’s common stock, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a specified number of shares of common stock for 50% of their then current market value. Until a 15% acquisition has occurred, the Rights may be redeemed by FICC at any time prior to the termination of the Stockholder Rights Plan.

16. RELATED PARTY TRANSACTIONS

FICC’s Chairman of the Board is an officer of TRC. FICC previously entered into a sublease for certain land, building and equipment from a subsidiary of TRC. For the years ended January 1, 2006, January 2, 2005 and December 28, 2003, rent expense related to the sublease was approximately $70,000,

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. RELATED PARTY TRANSACTIONS (Continued)

$69,000 and $68,000, respectively. On January 15, 2004, the Company subleased this property in connection with the Central Florida Agreement (Note 10).

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

The Company purchased certain food products used in the normal course of business from a division of TRC at cost plus a mark-up. For the years ended January 1, 2006, January 2, 2005 and December 28, 2003, purchases were approximately $353,000, $340,000 and $322,000, respectively.

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

17. COMMITMENTS AND CONTINGENCIES

The Company is a party to various legal proceedings arising in the ordinary course of business which management believes, after consultation with legal counsel, will not have a material adverse effect on the Company’s consolidated financial position or future operating results.

As of January 1, 2006, the Company had commitments to purchase approximately $97,151,000 of raw materials, food products and supplies used in the normal course of business. The majority of the commitments cover periods of one to 12 months. Most of these commitments are noncancelable.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s restaurants target families with kids and adults who desire a reasonably priced meal in a full-service setting. The Company’s menu offers a broad selection of freshly-prepared foods, which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items. Foodservice operations manufactures premium ice cream dessert products and distributes such manufactured products and purchased finished goods to Company-operated and franchised restaurants. Additionally, it sells premium ice cream dessert products to distributors and retail locations. The Company’s franchise segment includes a royalty based on franchised restaurant revenue. In addition, the Company receives rental income from various franchised restaurants. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment. These costs include expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarters activities.

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

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SEGMENT REPORTING (Continued)

EBITDA represents net (loss) income before (i) (provision for) benefit from income taxes, (ii) other (income) expense, principally debt retirement costs, (iii) interest expense, net, (iv) depreciation and amortization, (v) write-downs of property and equipment, (vi) net periodic pension cost (benefit) and (vii) other non-cash items. The Company has included information concerning EBITDA in this Form 10-K because the Company’s management incentive plan pays bonuses based on achieving EBITDA targets and the Company believes that such information is used by certain investors as one measure of a company’s historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company’s operating performance.

	For the Years Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
		(53 weeks)
	(in thousands)
Revenues:
Restaurant	$400,821	$431,763	$442,416
Foodservice	238,099	245,484	240,313
Franchise	14,454	13,199	9,822
Total	$653,374	$690,446	$692,551
Intersegment revenues:
Restaurant	$—	$—	$—
Foodservice	(122,027)	(132,847)	(130,123)
Franchise	—	—	—
Total	$(122,027)	$(132,847)	$(130,123)
External revenues:
Restaurant	$400,821	$431,763	$442,416
Foodservice	116,072	112,637	110,190
Franchise	14,454	13,199	9,822
Total	$531,347	$557,599	$562,428

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SEGMENT REPORTING (Continued)

	For the Years Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
		(53 weeks)
	(in thousands)
EBITDA:
Restaurant	$35,034	$42,105	$50,801
Foodservice	11,563	12,983	18,378
Franchise	10,274	9,384	6,763
Corporate	(19,366)	(19,973)	(20,656)
Gain (loss) on property and equipment, net	1,610	892	(2,200)
Restructuring expenses	—	(2,627)	—
Gain on litigation settlement	—	3,644	—
Less pension expense (benefit) included in reporting segments	286	(2,116)	(1,131)
Total	$39,401	$44,292	$51,955
Interest expense, net-Corporate	$20,924	$22,295	$24,157
Other (income) expense, principally debt retirement costs	$(130)	$9,235	$—
Depreciation and amortization:
Restaurant	$16,845	$15,636	$15,533
Foodservice	3,216	3,376	3,084
Franchise	172	286	153
Corporate	3,202	3,294	3,880
Total	$23,435	$22,592	$22,650
Other non-cash expenses (income):
Pension expense (benefit)	$286	$(2,116)	$(1,131)
Pension settlement expense (curtailment gain)	—	2,204	(8,113)
Write-downs of property and equipment	2,478	91	26
Total	$2,764	$179	$(9,218)
(Loss) income from continuing operations before (provision for) benefit from income taxes:
Restaurant	$18,189	$26,469	$35,268
Foodservice	8,347	9,607	15,294
Franchise	10,102	9,098	6,610
Corporate	(43,362)	(54,797)	(48,693)
(Loss) gain on property and equipment, net	(868)	801	(2,226)
Pension (settlement expense) curtailment gain	—	(2,204)	8,113
Restructuring expenses	—	(2,627)	—
Gain on litigation settlement	—	3,644	—
Total	$(7,592)	$(10,009)	$14,366

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SEGMENT REPORTING (Continued)

	For the Years Ended
	January 1,	January 2,
	2006	2005
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$14,674	$20,309
Foodservice	1,516	1,700
Corporate	968	1,170
Total	$17,158	$23,179

	January 1,	January 2,
	2006	2005
	(in thousands)
Total assets:
Restaurant	$131,810	$142,366
Foodservice	38,609	40,567
Franchise	7,634	7,726
Corporate	40,189	58,225
Total	$218,242	$248,884

19. GAIN ON LITIGATION SETTLEMENT

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

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Quarters Ended
	April 3,	July 3,	October 2,	January 1,
	2005	2005	2005	2005 (g,h)
2005 (f)	(in thousands, except per share amounts)
Revenues	$121,663	$145,093	$141,141	$123,450
Operating income (loss)	$1,928	$9,041	$7,718	$(5,485)
(Loss) income from continuing operations	$(2,618)	$2,648	$2,421	$(30,045)
(Loss) income from discontinued operations, net of income tax effect	$(368)	$(131)	$986	$(152)
Net (loss) income	$(2,986)	$2,517	$3,407	$(30,197)
Basic (loss) income per share:
(Loss) income from continuing operations.	$(0.34)	$0.34	$0.31	$(3.80)
(Loss) income from discontinued operations, net of income tax effect	$(0.05)	$(0.02)	$0.12	$(0.02)
Net (loss) income	$(0.39)	$0.32	$0.43	$(3.82)
Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.34)	$0.34	$0.31	$(3.80)
(Loss) income from discontinued operations, net of income tax effect	$(0.05)	$(0.02)	$0.12	$(0.02)
Net (loss) income	$(0.39)	$0.32	$0.43	$(3.82)
Weighted average shares:
Basic	7,717	7,753	7,840	7,899
Diluted	7,717	7,893	7,988	7,899

	March 28,	June 27,	September 26,	January 2,
	2004 (a)(b)	2004 (b)	2004	2005 (c,d,e)
2004 (i)	(in thousands, except per share amounts)
Revenues	$126,767	$142,855	$148,429	$139,548
Operating income	$5,803	$5,597	$8,174	$1,947
(Loss) income from continuing operations	$(5,027)	$(1,452)	$3,543	$72
(Loss) income from discontinued operations, net of income tax effect	$(215)	$32	$(66)	$(304)
Net (loss) income	$(5,242)	$(1,420)	$3,477	$(232)
Basic (loss) income per share:
(Loss) income from continuing operations	$(0.67)	$(0.19)	$0.46	$0.01
Loss from discontinued operations, net of income tax effect	$(0.03)	$—	$(0.01)	$(0.04)
Net (loss) income	$(0.70)	$(0.19)	$0.45	$(0.03)
Diluted (loss) income per share:
(Loss) income from continuing operations.	$(0.67)	$(0.19)	$0.45	$0.01
Loss from discontinued operations, net of income tax effect	$(0.03)	$—	$(0.01)	$(0.04)
Net (loss) income	$(0.70)	$(0.19)	$0.44	$(0.03)
Weighted average shares:
Basic	7,520	7,611	7,695	7,709
Diluted	7,520	7,611	7,869	7,709

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

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

(b)          In March 2004, $127,357,000 of aggregate principal amount of 10.5% senior notes was purchased at the tender offer and consent solicitation price of 104% of the principal amount and $476,000 of aggregate principal amount of 10.5% senior notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48,144,000 of 10.5% senior notes were redeemed in accordance with the 10.5% senior notes indenture at 103.5% of the principal amount. In connection with the tender offer, the Company wrote off unamortized deferred financing costs of $2,445,000 and paid a premium of $6,790,000 that was included in the accompanying consolidated statement of operations for the year ended January 2, 2005.

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

(f)             As described in Note 5, in accordance with SFAS No. 144, the results of operations of the 14 properties that were disposed of during 2005 and the related net gain on the disposals, as well as the results of operations of the 11 properties held for sale at January 1, 2006, were reported separately as discontinued operations in the accompanying consolidated statements of operations for all years presented. Sales that were included in the restaurant segment in previously issued Quarterly Reports on Form 10-Q were $2,985,000, $3,330,000 and $2,416,000 for the quarters ended April 3, 2005, July 3, 2005 and October 2, 2005, respectively. Operating (loss) income that was included in the restaurant segment in previously issued Quarterly Reports on Form 10-Q was ($623,000), ($224,000) and $1,671,000 for the quarters ended April 3, 2005, July 3, 2005 and October 2, 2005, respectively. (Loss) income from continuing operations that was included in the restaurant segment in previously issued Quarterly Reports on Form 10-Q was ($368,000), ($131,000) and $986,000 for the quarters ended April 3, 2005, July 3, 2005 and October 2, 2005, respectively.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

(g)           During the fourth quarter of 2005, the Company entered a three-year cumulative loss position and revised its projections of the amount and timing of profitability in future periods. As a result, the Company increased its valuation allowance by approximately $26,729,000 ($22,184,000 to income tax expense and $4,545,000 to stockholders’ deficit) to reduce the carrying value of deferred tax assets to zero (Note 8).

(h)          The fourth quarter in 2005 included asset impairment write-downs of $2,190,000 (Note 4).

(i)             As described in Note 5, in accordance with SFAS No. 144, the results of operations of the 14 properties that were disposed of during 2005 and the related net gain on the disposals, as well as the results of operations of the 11 properties held for sale at January 1, 2006, were reported separately as discontinued operations in the accompanying consolidated statements of operations for all years presented. Sales that were included in the restaurant segment in previously issued Quarterly Reports on Form 10-Q were $3,987,000, $4,661,000, $4,626,000 and $3,624,000 for the quarters ended March 28, 2004, June 27, 2004, September 26, 2004 and January 2, 2005, respectively. Operating (loss) income that was included in the restaurant segment in previously issued Quarterly Reports on Form 10-Q was ($364,000), $54,000, ($112,000) and ($516,000) for the quarters ended March 28, 2004, June 27, 2004, September 26, 2004 and January 2, 2005, respectively. (Loss) income from continuing operations that was included in the restaurant segment in previously issued Quarterly Reports on Form 10-Q was ($215,000), $32,000, ($65,000) and ($305,000) for the quarters ended March 28, 2004, June 27, 2004, September 26, 2004 and January 2, 2005, respectively.

21. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligation related to the New Senior Notes is guaranteed fully and unconditionally by one of FICC’s wholly owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Restaurant Insurance Corporation, Friendly’s Realty I, LLC, Friendly’s Realty II, LLC and Friendly’s Realty III, LLC (collectively, the “Non-guarantor Subsidiaries”). All of the LLCs’ assets were owned by the LLCs, which are separate entities with separate creditors, which will be entitled to be satisfied out of the LLCs’ assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of January 1, 2006 and January 2, 2005 and for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 are not presented because management has determined that such information is not material to investors.

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

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Consolidating Balance Sheet
As of January 1, 2006
(in thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,546	$780	$2,271	$—	$14,597
Restricted cash	—	—	2,549	—	2,549
Accounts receivable, net	9,036	1,721	—	—	10,757
Inventories	15,775	—	—	—	15,775
Assets held for sale	3,326	—	—	—	3,326
Deferred income taxes	(131)	26	—	105	—
Prepaid expenses and other current assets	7,571	2,565	7,785	(12,877)	5,044
Total current assets	47,123	5,092	12,605	(12,772)	52,048
Deferred income taxes	(276)	381	—	(105)	—
Property and equipment, net	98,611	—	42,510	—	141,121
Intangibles and deferred costs, net	16,808	—	2,255	—	19,063
Investments in subsidiaries	5,188	—	—	(5,188)	—
Other assets	5,095	5,118	915	(5,118)	6,010
Total assets	$172,549	$10,591	$58,285	$(23,183)	$218,242
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term obligations	$9,253	$—	$1,368	$(7,776)	$2,845
Accounts payable	24,968	—	—	—	24,968
Accrued expenses	37,237	4,258	1,825	(4,844)	38,476
Total current liabilities	71,458	4,258	3,193	(12,620)	66,289
Long-term obligations, less current maturities	182,221	—	48,846	—	231,067
Other long-term liabilities	60,708	930	6,461	(5,375)	62,724
Stockholders’ (deficit) equity	(141,838)	5,403	(215)	(5,188)	(141,838)
Total liabilities and stockholders’ (deficit) equity	$172,549	$10,591	$58,285	$(23,183)	$218,242

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Consolidating Statement of Operations
For the Year Ended January 1, 2006
(in thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues.	$520,369	$10,978	$—	$—	$531,347
Costs and expenses:
Cost of sales	205,332	—	—	—	205,332
Labor and benefits	143,973	—	—	—	143,973
Operating expenses and write- downs of property and equipment	115,239	—	(6,952)	—	108,287
General and administrative expenses	34,126	4,620	—	—	38,746
Depreciation and amortization	21,230	—	2,205	—	23,435
Gain on franchise sales of restaurant operations and properties	(2,658)	—	—	—	(2,658)
Loss on disposals of other property and equipment, net	1,030	—	—	—	1,030
Interest expense, net	16,345	—	4,579	—	20,924
Other income	(130)	—	—	—	(130)
(Loss) income before provision for income taxes and equity in net income of consolidated subsidiaries	(14,118)	6,358	168	—	(7,592)
Provision for income taxes	(17,175)	(2,607)	(220)	—	(20,002)
(Loss) income from continuing operations	(31,293)	3,751	(52)	—	(27,594)
(Loss) income from discontinued operations, net of income taxes	(1,517)	—	1,852	—	335
(Loss) income before equity in net income of consolidated subsidiaries	(32,810)	3,751	1,800	—	(27,259)
Equity in net income of consolidated subsidiaries	5,551	—	—	(5,551)	—
Net (loss) income	$(27,259)	$3,751	$1,800	$(5,551)	$(27,259)

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Consolidating Statement of Cash Flows
For the Year Ended January 1, 2006
(in thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$14,482	$(580)	$1,356	$(813)	$14,445
Cash flows from investing activities:
Purchases of property and equipment	(16,902)	—	—	—	(16,902)
Proceeds from sales of property and equipment	5,375	—	2,870	—	8,245
Purchases of marketable securities	(665)	—	—	—	(665)
Proceeds from sales of marketable securities	1,643	—	—	—	1,643
Return of investments in subsidiaries, net	1,367	—	—	(1,367)	—
Net cash (used in) provided by investing activities	(9,182)	—	2,870	(1,367)	(7,679)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	16,250	—	—	—	16,250
Proceeds from issuance of mortgages	1,115	—	8,500	—	9,615
Repayments of obligations	(21,786)	—	(10,261)	—	(32,047)
Payments of deferred financing costs	(243)	—	(186)	—	(429)
Stock options exercised	1,037	—	—	—	1,037
Reinsurance deposits received	—	—	114	(114)	—
Reinsurance payments made from deposits	—	—	(927)	927	—
Capital contributions	—	—	503	(503)	—
Dividends paid	—	—	(1,870)	1,870	—
Net cash used in financing activities	(3,627)	—	(4,127)	2,180	(5,574)
Net increase (decrease) in cash and cash equivalents	1,673	(580)	99	—	1,192
Cash and cash equivalents, beginning of year	9,873	1,360	2,172	—	13,405
Cash and cash equivalents, end of year	$11,546	$780	$2,271	$—	$14,597
Supplemental disclosures:
Interest paid	$15,517	$—	$4,652	$—	$20,169
Income taxes (refunded) paid	(2,118)	2,594	215	—	691
Income tax benefit of stock options exercised	450	—	—	—	450
Capital lease obligations incurred	256	—	—	—	256
Capital lease obligations terminated	51	—	—	—	51

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Consolidating Balance Sheet
As of January 2, 2005
(in thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,873	$1,360	$2,172	$—	$13,405
Restricted cash	—	—	1,711	—	1,711
Accounts receivable, net	8,548	1,900	—	—	10,448
Inventories	17,545	—	—	—	17,545
Assets held for sale	3,572	—	—	—	3,572
Deferred income taxes	6,705	18	—	130	6,853
Prepaid expenses and other current assets	10,991	2,512	7,782	(16,903)	4,382
Total current assets	57,234	5,790	11,665	(16,773)	57,916
Deferred income taxes	10,383	366	—	(130)	10,619
Property and equipment, net	107,315	—	45,525	—	152,840
Intangibles and deferred costs, net	18,234	—	2,276	—	20,510
Investments in subsidiaries	(3,117)	—	—	3,117	—
Other assets	6,083	1,216	915	(1,215)	6,999
Total assets	$196,132	$7,372	$60,381	$(15,001)	$248,884
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term obligations	$13,309	$—	$1,224	$(7,776)	$6,757
Accounts payable	21,536	—	—	—	21,536
Accrued expenses	38,085	4,829	5,650	(8,810)	39,754
Total current liabilities	72,930	4,829	6,874	(16,586)	68,047
Long-term obligations, less current maturities	182,380	—	50,752	—	233,132
Other long-term liabilities	45,848	891	7,524	(1,532)	52,731
Stockholders’ (deficit) equity	(105,026)	1,652	(4,769)	3,117	(105,026)
Total liabilities and stockholders’ (deficit) equity	$196,132	$7,372	$60,381	$(15,001)	$248,884

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.          SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Consolidating Statement of Operations
For the Year Ended January 2, 2005
(in thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$546,844	$10,755	$—	$—	$557,599
Costs and expenses:
Cost of sales	210,477	—	—	—	210,477
Labor and benefits	158,133	—	—	—	158,133
Operating expenses and write- downs of property and equipment	111,361	—	(6,589)	—	104,772
General and administrative expenses	35,386	4,620	—	—	40,006
Restructuring expenses	2,627	—	—	—	2,627
Gain on litigation settlement	(3,644)	—	—	—	(3,644)
Pension settlement expense	2,204	—	—	—	2,204
Depreciation and amortization	20,333	—	2,259	—	22,592
Gain on franchise sales of restaurant
operations and properties	(1,302)	—	—	—	(1,302)
Loss (gain) on disposals of other property and equipment, net	430	—	(217)	—	213
Interest expense, net	17,760	—	4,535	—	22,295
Other expense, principally debt retirement costs	9,235	—	—	—	9,235
(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(16,156)	6,135	12	—	(10,009)
Benefit from (provision for) income taxes	9,862	(2,515)	(202)	—	7,145
(Loss) income from continuing operations	(6,294)	3,620	(190)	—	(2,864)
Loss from discontinued operations, net of income tax benefit	(553)	—	—	—	(553)
(Loss) income before equity in net income of consolidated subsidiaries	(6,847)	3,620	(190)	—	(3,417)
Equity in net income of consolidated subsidiaries	3,430	—	—	(3,430)	—
Net (loss) income	$(3,417)	$3,620	$(190)	$(3,430)	$(3,417)

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Consolidating Statement of Cash Flows
For the Year Ended January 2, 2005
(in thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(4,959)	$10,187	$2,159	$40	$7,427
Cash flows from investing activities:
Purchases of property and equipment	(19,734)	—	—	—	(19,734)
Proceeds from sales of property and equipment	6,035	—	—	—	6,035
Purchases of marketable securities	(1,130)	—	—	—	(1,130)
Proceeds from sales of marketable securities	152	—	—	—	152
Return of investment in subsidiary	11,734	—	—	(11,734)	—
Net cash used in investing activities	(2,943)	—	—	(11,734)	(14,677)
Cash flows from financing activities:
Proceeds from issuance of New Senior Notes	175,000	—	—	—	175,000
Proceeds from other borrowings	26,250	—	—	—	26,250
Repayments of obligations	(199,443)	—	(1,111)	—	(200,554)
Payments of deferred financing costs	(6,650)	—	—	—	(6,650)
Stock options exercised	978	—	—	—	978
Reinsurance deposits received	—	—	1,132	(1,132)	—
Reinsurance payments made from deposits	—	—	(1,092)	1,092	—
Dividends paid	—	(11,000)	(734)	11,734	—
Net cash used in financing activities	(3,865)	(11,000)	(1,805)	11,694	(4,976)
Net (decrease) increase in cash and cash equivalents	(11,767)	(813)	354	—	(12,226)
Cash and cash equivalents, beginning of year	21,640	2,173	1,818	—	25,631
Cash and cash equivalents, end of year	$9,873	$1,360	$2,172	$—	$13,405
Supplemental disclosures:
Interest paid	$17,417	$—	$4,536	$—	$21,953
Income taxes (refunded) paid	(1,705)	1,576	199	—	70
Income tax benefit of stock options exercised	818	—	—	—	818
Capital lease obligations incurred	3,445	—	—	—	3,445

ANNUAL REPORT ON FORM 10-K
ITEM 15(c)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED JANUARY 1, 2006, JANUARY 2, 2005 and DECEMBER 28, 2003
(in thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Year	Expenses	Accounts	Deductions	of Year
2005
Reserve for restructuring costs	$1,078	$—	$—	$1,006	$72
Allowance for doubtful accounts— accounts receivable	$539	$222	$(3)	$—	$758
Allowance for doubtful accounts— notes receivable	$263	$—	$—	$—	$263
2004
Reserve for restructuring costs	$441	$2,627	$—	$1,990	$1,078
Allowance for doubtful accounts— accounts receivable	$696	$88	$(245)	$—	$539
Allowance for doubtful accounts— notes receivable	$313	$—	$—	$50	$263
2003
Reserve for restructuring costs	$937	$—	$—	$496	$441
Allowance for doubtful accounts— accounts receivable	$767	$233	$(304)	$—	$696
Allowance for doubtful accounts— notes receivable	$313	$—	$—	$—	$313

EXHIBIT INDEX

3.1	Restated Articles of Organization of Friendly Ice Cream Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3(II) to the Company’s current report on Form 8-K filed September 2, 2003, File No. 001-13579).
4.1

Revolving Credit Agreement among the Company, Fleet National Bank and certain other banks and financial institutions (“Credit Agreement”) dated as of December 17, 2001 (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 001-13579).

4.2

Consent, Limited Waiver and Amendment No. 1 to Revolving Credit Agreement dated as of February 15, 2002. (Incorporated by reference to Exhibit 4.1(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 001-13579).

4.3

Limited Waiver and Amendment No. 2 to Revolving Credit Agreement dated as of December 27, 2002. (Incorporated by reference to Exhibit 4.1(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 001-13579).

4.4

Limited Waiver to Revolving Credit Agreement dated as of July 3, 2003 (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005, File No. 001-13579).

4.5

Consent and Amendment No. 3 to Revolving Credit Agreement dated as of January 16, 2004 (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005, File No. 001-13579).

4.6

Amended and Restated Amendment No. 4 to Revolving Credit Agreement dated as of February 17, 2004. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13579).

4.7

Limited Waiver to Revolving Credit Agreement dated as of October 19, 2004 (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005, File No. 001-13579).

4.8	Amendment No. 5 to Revolving Credit Agreement dated as of December 17, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 17, 2004, File No. 001-13579).
4.9	Amended and Restated Revolving Credit Agreement dated as of March 15, 2006.
4.10

Loan Agreement between the Company’s subsidiary, Friendly’s Realty I, LLC and G.E. Capital Franchise Finance Corporation effective as of December 19, 2001 (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 001-13579).

4.11

Loan Agreement between the Company’s subsidiary, Friendly’s Realty II, LLC and G.E. Capital Franchise Finance Corporation effective as of December 19, 2001 (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 001-13579).

4.12

Loan Agreement between the Company’s subsidiary, Friendly’s Realty III, LLC and G.E. Capital Franchise Finance Corporation effective as of December 19, 2001 (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 001-13579).

4.13	Rights Agreement between the Company and The Bank of New York, a Rights Agent (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).

4.14

Indenture Dated as of March 8, 2004, among Friendly Ice Cream Corporation, Friendly’s Restaurants Franchise, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13579).

4.15	Form of Loan Agreement between the Company’s subsidiary, Friendly’s Realty I, LLC and G.E. Capital Franchise Finance Corporation effective as of December 30, 2005.
10.1	The Company’s 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).*
10.2

The Company’s 1997 Stock Option Plan (as amended effective March 27, 2000) (Incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 001-13579).*

10.3

The Company’s 1997 Stock Option Plan (as amended effective October 24, 2001) (Incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 001-13579).*

10.4	The Company’s 1997 Restricted Stock Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).*
10.5

The Company’s 2003 Incentive Plan (as amended July 23, 2003) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2003, File No. 001-13579).*

10.6	The Company’s 2005 Annual Incentive Plan for Corporate Employees.*
10.7	The Company’s 2005 Annual Incentive Plan for Corporate and Company Restaurants Group.*
10.8	The Company’s 2005 Form of 1997 Stock Option Plan Award Agreement for Officers.*
10.9	The Company’s 2005 Form of 1997 Stock Option Plan Award Agreement for Directors.*
10.10	The Company’s 2005 Form of 2003 Incentive Plan Award Agreement for Officers.*
10.11	The Company’s 2005 Form of 2003 Incentive Plan Restricted Stock Unit Award Agreement for Directors.*
10.12	Summary of Board of Directors Compensation.*
10.13

Form of Change of Control Agreement between the Company and the employees listed on the schedule attached thereto (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005, File No. 001-13579).*

10.14

Purchase Agreement between Realty Income Corporation as buyer and the Company as seller dated December 13, 2001 (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 001-13579).

10.15

Sublease between SSP Company, Inc. and the Company, as amended, for the Chicopee, Massachusetts Distribution Center (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).

10.16	TRC Management Contract between the Company and The Restaurant Company (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).
10.17

Termination of Aircraft Reimbursement Agreement between the Company and TRC Realty Co. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2003, File No. 001-13579).

10.18

Memorandum of Agreement Between Michael A. Maglioli and Friendly Ice Cream Corporation effective March 25, 2004 * (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13579).*

10.19

Memorandum of Agreement between Lawrence A. Rusinko and the Company effective May 31, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005, File No. 001-13579).*

10.20

Amendment to Memorandum of Agreement between Lawrence A. Rusinko and the Company effective as of September 2, 2005 (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2005).*

10.21

Domestic Relocation Policy for Executives and Regional Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005, File No. 001-13579).*

10.22

Memorandum of Agreement Between Allan J. Okscin and Friendly Ice Cream Corporation effective January 23, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the Commission on January 26, 2006).*

21.1	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 001-13579).
23.1	Consent of Ernst & Young LLP.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Paul V. Hoagland.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter and Paul V. Hoagland.

*—Management     Contract or Compensatory Plan or Arrangement