Form 10-Q
period 2006-04-02
FRIENDLY ICE CREAM CORP
filed 2006-05-04
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 28, 2006

Common Stock, $.01 par value	7,902,298 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	April 2, 2006	January 1, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,771	$14,597
Restricted cash	1,927	2,549
Accounts receivable, net	11,788	10,757
Inventories	15,974	15,775
Assets held for sale	1,554	1,628
Prepaid expenses and other current assets	4,740	5,044
TOTAL CURRENT ASSETS	55,754	50,350
DEFERRED INCOME TAXES	—	—
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	137,631	142,819
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization	18,781	19,063
OTHER ASSETS	5,465	6,010
TOTAL ASSETS	$217,631	$218,242

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,490	$1,426
Current maturities of capital lease and finance obligations	1,392	1,419
Accounts payable	22,171	24,968
Accrued salaries and benefits	9,778	8,212
Accrued interest payable	4,850	1,324
Insurance reserves	9,949	9,002
Restructuring reserves	—	72
Other accrued expenses	18,518	19,866
TOTAL CURRENT LIABILITIES	68,148	66,289
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	5,810	6,173
LONG-TERM DEBT, less current maturities	224,491	224,894
ACCRUED PENSION COST	29,374	28,904
OTHER LONG-TERM LIABILITIES	33,368	33,820
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock	79	79
Additional paid-in capital	144,773	144,675
Accumulated other comprehensive loss	(31,785)	(31,785)
Accumulated deficit	(256,627)	(254,807)
TOTAL STOCKHOLDERS’ DEFICIT	(143,560)	(141,838)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$217,631	$218,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	April 2, 2006	April 3, 2005

REVENUES:
Restaurant	$95,276	$93,107
Foodservice	26,894	25,306
Franchise	3,545	3,250
TOTAL REVENUES	125,715	121,663

COSTS AND EXPENSES:
Cost of sales	48,385	46,889
Labor and benefits	36,012	35,084
Operating expenses	23,999	23,401
General and administrative expenses	11,097	9,449
Write-downs of property and equipment	215	—
Depreciation and amortization	5,780	6,151
Gain on franchise sales of restaurant operations and properties	(866)	(1,309)
Loss on disposals of other property and equipment, net	109	69

OPERATING INCOME	984	1,929

Interest expense, net	5,420	5,286

LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT FROM INCOME TAXES	(4,436)	(3,357)

Benefit from income taxes	—	739

LOSS FROM CONTINUING OPERATIONS	(4,436)	(2,618)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of income tax effect of $0 and $255 for the three months ended April 2, 2006 and April 3, 2005, respectively	2,616	(368)

NET LOSS	$(1,820)	$(2,986)

BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(0.56)	$(0.34)
Income (loss) from discontinued operations	0.33	(0.05)
Net loss	$(0.23)	$(0.39)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES	7,901	7,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	April 2, 2006	April 3, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,820)	$(2,986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	79	—
Depreciation and amortization	5,780	6,151
Non-cash (income) loss from discontinued operations	(2,864)	174
Write-downs of property and equipment	215	—
Deferred income tax benefit	—	(995)
Gain on disposals of other property and equipment, net	(772)	(1,244)
Changes in operating assets and liabilities:
Accounts receivable	(1,031)	(1,958)
Inventories	(199)	1,679
Other assets	1,471	92
Accounts payable	(2,797)	(222)
Accrued expenses and other long-term liabilities	4,637	2,555
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,699	3,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,404)	(2,408)
Proceeds from sales of property and equipment	5,794	1,706
Purchases of marketable securities	—	(183)
Proceeds from sales of marketable securities	—	42
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,390	(843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	8,000	15,250
Repayments of debt	(8,338)	(19,656)
Payments related to deferred financing costs	(205)	(11)
Repayments of capital lease and finance obligations	(391)	(377)
Stock options exercised	19	136
NET CASH USED IN FINANCING ACTIVITIES	(915)	(4,658)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,174	(2,255)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,597	13,405

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,771	$11,150

SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) during the period for:
Interest	$1,528	$1,755
Income taxes	(503)	(5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS

As of April 2, 2006, Friendly’s operated 312 full-service restaurants and franchised 207 full-service restaurants and seven non-traditional units. The Company manufactures and distributes a full line of premium ice cream dessert products. These products are distributed to Friendly’s restaurants, supermarkets and other retail locations in 13 states. The restaurants offer a wide variety of breakfast, lunch and dinner menu items as well as premium ice cream dessert products.

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

Following is a summary of the Company-operated and franchised units:

	For the Three Months Ended
	April 2, 2006	April 3, 2005

Company Units:
Beginning of period	314	347
Openings	1	—
Refranchised closings	(1)	(7)
Closings	(2)	(3)
End of period	312	337

Franchised Units:
Beginning of period	213	195
Refranchised openings	1	7
Closings	—	(1)
End of period	214	201

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information –

The accompanying condensed consolidated financial statements as of April 2, 2006 and for the three months ended April 2, 2006 and April 3, 2005 are unaudited, but have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive loss of Friendly Ice Cream Corporation (“FICC”) and subsidiaries (unless the context indicates otherwise, collectively, the “Company”) have been included. Such adjustments consist solely of normal recurring accruals. Operating results for the three month periods ended April 2, 2006 and April 3, 2005 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company’s business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company’s consolidated financial statements, including the notes thereto, which are contained in the 2005 Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (“2005 Annual Report on Form 10-K”) should be read in conjunction with these condensed, consolidated financial statements. Capitalized terms not otherwise defined herein should be referenced to the 2005 Annual Report on Form 10-K.

Use of Estimates in the Preparation of Financial Statements -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, recoverability of accounts receivable, pension and post-retirement medical and life insurance benefits expense, asset impairment analysis, stock compensation expense and income tax valuation allowances and tax contingency reserves. Actual amounts could differ significantly from the estimates.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following at April 2, 2006 and January 1, 2006 (in thousands):

	April 2, 2006	January 1, 2006

Raw materials	$1,015	$1,657
Goods in process	190	106
Finished goods	14,769	14,012
Total	$15,974	$15,775

Other Accrued Expenses-

Other accrued expenses consisted of the following at April 2, 2006 and January 1, 2006 (in thousands):

	April 2, 2006	January 1, 2006

Accrued rent	$4,615	$4,739
Gift cards outstanding	2,858	4,280
Accrued meals and other taxes	2,474	2,219
Income taxes payable	2,034	2,761
Unearned revenues	1,179	1,205
Accrued bonus	1,106	58
Accrued advertising	1,063	1,211
Current portion of deferred gains	638	638
Accrued construction costs	578	1,335
All other	1,973	1,420
Total	$18,518	$19,866

Income Taxes -

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company records deferred tax assets to the extent it believes there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets may be unable to be utilized, the Company records a valuation allowance against the potentially unrealizable amount and records a charge against earnings. The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax regulations in several different tax jurisdictions. The Company is periodically reviewed by tax authorities. These reviews include questions regarding the timing and amount of deductions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures.

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

During the fourth quarter of 2005, the Company entered a three-year cumulative loss position and revised its projections of the amount and timing of profitability in future periods. As a result, the Company increased the valuation allowance during the fourth quarter of 2005 by approximately $26.7 million ($22.2 million to income tax expense and $4.5 million to stockholders’ deficit) to reduce the carrying value of deferred tax assets to zero. The Company expects to record a full valuation allowance on tax benefits until it can sustain an appropriate level of profitability.

Lease Guarantees and Contingencies –

Primarily as a result of the Company’s re-franchising efforts, the Company remains liable for certain lease assignments and guarantees. These leases have varying terms, the latest of which expires in 2020. As of April 2, 2006, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was $7,896,500. The present value of these potential payments discounted at the Company’s pre-tax cost of debt at April 2, 2006 was $5,982,400. The Company generally has cross-default provisions with franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. The Company believes these cross-default provisions significantly reduce the risk that the Company will be required to make payments under these leases and, historically, the Company has not been required to make such payments. However, as of April 2, 2006, the Company believes that one franchisee may be unable to fulfill its lease obligations during 2006. Under the terms of the assignment of the leases to this franchisee, the Company has the right to recover possession of the premises before lease default. The Company believes that it has the management resources to assume operation of the restaurants if it were to take back possession of this franchisee’s locations. Accordingly, no liability has been recorded for exposure under such leases at April 2, 2006 and January 1, 2006.

Net Loss Per Share –

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. There were no common stock equivalents included in diluted net loss per share for the three months ended April 2, 2006 and April 3, 2005. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 316,000 and 376,000 for the three months ended April 2, 2006 and April 3, 2005, respectively.

Stock-Based Compensation –

Prior to January 2, 2006, the Company accounted for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  In accordance with APB Opinion No. 25, no stock-based compensation cost was included in net loss for the three months ended April 3, 2005 for the Company’s Stock Option Plan or the Company’s 2003 Incentive Plan, as all options granted during that period had an exercise price equal to the market value of the stock on the date of grant.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

On January 2, 2006 (the first day of its 2006 fiscal year), the Company adopted SFAS No. 123R using the modified prospective method as permitted under SFAS No. 123R. Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 included: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

3. STOCK BASED COMPENSATION

Equity Compensation Plans -

The Company currently grants stock awards under the following equity compensation plans:

1997 Stock Option Plan (“1997 Plan”) - The 1997 Plan was adopted by the Company’s Board of Directors in November 1997 and subsequently amended on March 27, 2000 and October 24, 2001. Under the 1997 Plan, the Company’s Board of Directors may grant options to purchase up to 1,034,970 shares of common stock to employees, executive officers and directors. The 1997 Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code) and stock appreciation rights (“SARs”). The Compensation Committee of the Board of Directors determines the employees who will receive awards under the 1997 Plan and the terms of such awards. The exercise price of a stock option or SAR shall not be less than the fair market value of one share of common stock on the date the stock option or SAR is granted.

The 2003 Long-Term Incentive Plan (the “2003 Incentive Plan”) - On April 9, 2003, the Board of Directors adopted a long-term incentive plan (the “2003 Incentive Plan”), subject to approval by the Company’s shareholders. On May 14, 2003, the shareholders approved the 2003 Incentive Plan, which became effective as of March 30, 2003. The 2003 Incentive Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code), SARs, bonus stock, stock units, performance shares, performance units, restricted stock and restricted stock units. No more than 307,000 shares of common stock may be delivered to participants and their beneficiaries under the 2003 Incentive Plan. The Compensation Committee of the Board of Directors determines the employees who will receive awards under the 2003 Incentive Plan and the terms of such awards. The exercise price of a stock option or SAR shall not be less than the fair market value of one share of common stock on the date the stock option or SAR is granted.

On December 20, 2004, the Company’s Board of Directors approved the vesting of all outstanding and unvested options for the Company’s 1997 Plan and the 2003 Incentive Plan. This action was taken to reduce, or eliminate to the extent permitted, the transition expense related to outstanding stock option awards under SFAS No. 123R. The 259,850 options that were vested included 145,239 options with exercise prices greater than the Company’s closing stock price on the modification date. Under the accounting guidance of APB Opinion No. 25, the accelerated vesting resulted in stock-based compensation cost of $9,400 (net of related income tax benefit of $6,600), which was included in net loss for the year ended January 2, 2005. Additionally, the effect of the accelerated vesting in the Company’s pro-forma disclosure was incremental stock-based compensation of approximately $666,000 (net of related income tax benefit of $463,000). Stock-based compensation expense of $434,000 and $96,000 would otherwise have been recognized in accordance with SFAS No. 123R in the Company’s consolidated statements of operations during the 2006 and 2007 fiscal years, respectively.

Options issued subsequent to December 20, 2004 vest over three years. Options issued prior to July 24, 2002 expire 10 years from the date of grant. Options issued subsequent to that date have a five-year expiration date.

Grant-Date Fair Value -

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the first quarter of fiscal 2006 and the first quarter of fiscal 2005 were calculated using the following estimated weighted average assumptions:

	Three Months Ended
	April 2, 2006	April 3, 2005
Options granted	145,409	113,953
Weighted-average exercise price	$8.10	$8.86
Weighted-average grant date fair value	$3.82	$4.70
Assumptions:
Risk free interest rate	4.68%	3.58%-4.50%
Expected life (in years)	4	4-5
Expected volatility	54.86%	55.98%-58.16%
Expected dividend yield	0.00%	0.00%

Risk-free interest rate – the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.

Expected life – the Company uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected life of a new option.

Expected volatility – the Company is responsible for estimating volatility and has used historical volatility to estimate the grant-date fair value of stock options. Management considered the guidance in SFAS No. 123R and believes that the historical estimated volatility is materially indicative of expectations about future volatility.

Expected dividend yield – the Company has not paid any dividends in the last five years and currently intends to retain any earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Expense -

The Company used the straight-line attribution method to recognize expense for all options granted.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects, based on an analysis of its historical forfeitures that approximately 97% of its options will actually vest, and therefore has applied an annual forfeiture rate of 3% to unvested options as of April 2, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

The adoption of SFAS No. 123R on January 2, 2006 resulted in lower operating profit before tax and higher net loss of $79,300 for the three months ended April 2, 2006.

The following table details the effect on net loss and loss per share had stock-based compensation expense been recorded for the first three months of fiscal 2005 based on the fair-value method under SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data). The reported and pro forma net loss and loss per share for the first quarter of fiscal 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS No. 123R.

Three Months Ended
April 3, 2005

Net loss as reported	$(2,986)

Add stock-based compensation expense included in reported net loss, net of related income tax benefit	—
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(14)
Pro forma net loss	$(3,000)

Basic and diluted net loss per share:
Basic and diluted net loss per share, as reported	$(0.39)
Basic and diluted net loss per share, pro forma	$(0.39)

Option Activity -

A summary of the activity under the Company’s stock option plans as of April 2, 2006 and changes during the three-month period then ended is presented below:

	Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at January 1, 2006	621,450		$7.82
Granted	145,409		$8.10
Cancelled	(11,140)		$13.12
Exercised	(3,707)		$5.15
Options outstanding at April 2, 2006	752,012	3.83	$7.81	$895,771

Options fully vested and exercisable at April 2, 2006	509,106	3.46	$7.48	$895,771

During the three months ended April 2, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $14,648 and the total amount of cash received from exercise of stock options was $19,090.

As of April 2, 2006, there was $873,000 of average unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.66 years.

Restricted Stock Unit Activity -

On December 2, 2005, 30,000 restricted stock units were issued with a weighted average fair value of $8.90 at grant date. During the three months ended April 2, 2006, stock-based compensation cost of $21,894 was recorded related to these units. No additional units were granted or forfeited during the three months ended April 2, 2006.

As of April 2, 2006, there was $248,000 of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.67 years.

4. EMPLOYEE BENEFIT PLANS

The components of net periodic pension cost (benefit) for the three months ended April 2, 2006 and April 3, 2005 were (in thousands):

	For the Three Months Ended
	April 2, 2006	April 3, 2005

Interest cost	$1,720	$1,627
Expected return on assets	(1,969)	(2,097)
Net amortization of unrecognized net actuarial loss	719	414

Net periodic pension cost (benefit)	$470	$(56)

The components of the net postretirement medical and life insurance benefit cost for the three months ended April 2, 2006 and April 3, 2005 were (in thousands):

	For the Three Months Ended
	April 2, 2006	April 3, 2005

Service cost	$41	$40
Interest cost	95	115
Recognized actuarial loss	4	21
Net amortization of unrecognized prior service benefit	(36)	(36)

Net postretirement benefit cost	$104	$140

5. ASSET IMPAIRMENT AND DISCONTINUED OPERATIONS

As of January 1, 2006, the Company had 11 restaurants that were reported as “held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the three months ended April 2, 2006, the Company sold five of these restaurants. Gross proceeds from these transactions were $5,093,000. The Company recognized a net gain related to the sales of the assets of $2,864,000. At April 2, 2006, the remaining six properties, and one additional property that closed during the three months ended April 2, 2006, met the criteria for “held for sale” as defined in SFAS No. 144. The carrying values of these seven properties of $1,554,000 and $1,628,000 as of April 2, 2006 and January 1, 2006, respectively, were reported as assets held for sale in the accompanying condensed consolidated balance sheets. The carrying values of these properties were not adjusted since the carrying values were less than the estimated fair market values less costs to sell.

The table below identifies the components of the “Loss on disposals of other property and equipment, net” as shown in the accompanying condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	April 2, 2006	April 3, 2005

Restaurant equipment assets retired due to replacement	$75	$52
Loss due to restaurant fire	30	—
All other	4	17
Loss on disposals of other property and equipment, net	$109	$69

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

In accordance with SFAS No. 144, the results of operations of the five properties that were disposed of during the three months ended April 2, 2006 and the related net gain on the disposals, as well as the results of operations of the properties held for sale at April 2, 2006, were reported separately as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. Operating results for the three months ended April 2, 2006 and the net gain on disposals of the properties as well as operating results that were included in the restaurant segment in the previously issued Quarterly Report on Form 10-Q for the three months ended April 3, 2005 are summarized below (in thousands):

	For the Three Months Ended
	April 2, 2006	April 3, 2005

Net sales	$—	$2,985

Operating loss	(248)	(623)
Gain on disposals of property and equipment	2,864	—
Income tax benefit	—	255
Income (loss) from discontinued operations	$2,616	$(368)

During the three months ended April 2, 2006, the Company determined that the carrying value of one operating restaurant property exceeded its estimated fair value less costs to sell and the carrying value was reduced by $215,000 accordingly.

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

The Company’s restaurants target families with kids and adults who desire a reasonably-priced meal in a full-service setting. The Company’s menu offers a broad selection of freshly-prepared foods which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items. Foodservice operations manufactures premium ice cream dessert products and distributes such manufactured products and purchased finished goods to Company-operated and franchised restaurants. Additionally, it sells premium ice cream dessert products to distributors and retail locations. The Company’s franchise segment includes a royalty based on franchise restaurant revenue. In addition, the Company receives rental income from various franchised restaurants. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment. These costs include expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarter activities.

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

Adjusted EBITDA represents net income (loss) before (i) (provision for) benefit from income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) write-downs of property and equipment, (v) net periodic pension cost (benefit) and (vi) other non-cash items. The Company has included information concerning adjusted EBITDA in this Form 10-Q because the Company’s management incentive plan pays bonuses based on achieving adjusted EBITDA targets and the Company believes that such information is used by certain investors as one measure of a company’s historical ability to service debt. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company’s operating performance.

	For the Three Months Ended
	April 2, 2006	April 3, 2005
	(in thousands)
Revenues:
Restaurant	$95,276	$93,107
Foodservice	54,958	54,163
Franchise	3,545	3,250
Total	$153,779	$150,520

Intersegment revenues:
Restaurant	$—	$—
Foodservice	(28,064)	(28,857)
Franchise	—	—
Total	$(28,064)	$(28,857)

External revenues:
Restaurant	$95,276	$93,107
Foodservice	26,894	25,306
Franchise	3,545	3,250
Total	$125,715	$121,663

	For the Three Months Ended
	April 2, 2006	April 3, 2005
	(in thousands)

Adjusted EBITDA:
Restaurant	$6,834	$7,276
Foodservice	2,547	2,148
Franchise	2,418	2,266
Corporate	(5,578)	(4,844)
Gain on property and equipment, net	758	1,234
Pension cost (benefit) included in reporting segments	470	(56)
Total	$7,449	$8,024

Interest expense, net-Corporate	$5,420	$5,286

Depreciation and amortization:
Restaurant	$4,143	$4,470
Foodservice	736	823
Franchise	68	40
Corporate	833	818
Total	$5,780	$6,151

Other non-cash expenses (income):
Net periodic pension cost (benefit)	$470	$(56)
Write-downs of property and equipment	215	—
Total	$685	$(56)

Income (loss) from continuing operations before benefit from income taxes:
Restaurant	$2,691	$2,806
Foodservice	1,811	1,325
Franchise	2,350	2,226
Corporate	(11,831)	(10,948)
Gain on property and equipment, net	543	1,234
Total	$(4,436)	$(3,357)

	For the Three Months Ended April 2, 2006	For the Year Ended January 1, 2006
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$2,215	$14,674
Foodservice	68	1,516
Corporate	121	968
Total	$2,404	$17,158

	April 2, 2006	January 1, 2006
	(in thousands)
Total assets:
Restaurant	$128,276	$131,810
Foodservice	34,214	38,609
Franchise	11,909	7,634
Corporate	43,232	40,189
Total	$217,631	$218,242

7. RELATED PARTY TRANSACTIONS

The Ice Cream Company (“TICC”) operates three Friendly’s restaurants under franchise agreements with Friendly’s Restaurants Franchise, Inc. (“FRFI”), a subsidiary of Friendly’s. The owners of TICC are family members of the Company’s Chairman of the Board of Directors. The franchise agreement terms with TICC are identical in all material respects to the terms generally offered to unrelated franchisees of FRFI in the ordinary course of Friendly’s business. TICC purchases certain food products used in the normal course of its franchise business from Friendly’s. For the year ended January 1, 2006, TICC paid Friendly’s approximately $2,110,122 for franchise royalty fees, marketing fees, food purchases and miscellaneous other products and services.

On March 20, 2006, Friendly’s and TICC entered into a preliminary agreement whereby TICC would purchase three existing Company-operated restaurants and develop six new restaurants, all in the Lancaster and York, Pennsylvania areas. The transaction is dependent on approval by the Company’s Board of Directors, which is conducting a transaction value appraisal through an independent appraiser.

8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligation related to its $175,000,000 8.375% senior notes (the “Senior Notes”) issued in March 2004 is guaranteed fully and unconditionally by one of FICC’s wholly owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Restaurant Insurance Corporation, Friendly’s Realty I, LLC, Friendly’s Realty II, LLC and Friendly’s Realty III, LLC (collectively, the “Non-guarantor Subsidiaries”). All of the LLCs’ assets were owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs’ assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of April 2, 2006 and January 1, 2006 and for the three months ended April 2, 2006 and April 3, 2005 were not presented because management has determined that such information is not material to investors.

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

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Balance Sheet

As of April 2, 2006

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$16,625	$790	$2,356	$—	$19,771
Restricted cash	—	—	1,927	—	1,927
Accounts receivable, net	9,774	2,014	—	—	11,788
Inventories	15,974	—	—	—	15,974
Assets held for sale	1,554	—	—	—	1,554
Deferred income taxes	—	26	—	(26)	—
Prepaid expenses and other current assets	5,374	656	7,785	(9,075)	4,740
Total current assets	49,301	3,486	12,068	(9,101)	55,754
Deferred income taxes	—	381	—	(381)	—
Property and equipment, net	95,606	—	42,025	—	137,631
Intangibles and deferred costs, net	16,584	—	2,197	—	18,781
Investments in subsidiaries	5,795	—	—	(5,795)	—
Other assets	4,550	5,856	915	(5,856)	5,465

Total assets	$171,836	$9,723	$57,205	$(21,133)	$217,631

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$9,229	$—	$1,429	$(7,776)	$2,882
Accounts payable	22,171	—	—	—	22,171
Deferred income taxes	131	—	—	(131)	—
Accrued expenses	40,111	2,488	1,560	(1,064)	43,095
Total current liabilities	71,642	2,488	2,989	(8,971)	68,148
Deferred income taxes	276	—	—	(276)	—
Long-term obligations, less current maturities	181,841	—	48,460	—	230,301
Other long-term liabilities	61,637	970	6,226	(6,091)	62,742
Stockholders’ (deficit) equity	(143,560)	6,265	(470)	(5,795)	(143,560)

Total liabilities and stockholders’ (deficit) equity	$171,836	$9,723	$57,205	$(21,133)	$217,631

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended April 2, 2006

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$123,097	$2,618	$—	$—	$125,715

Costs and expenses:
Cost of sales	48,385	—	—	—	48,385
Labor and benefits	36,012	—	—	—	36,012
Operating expenses and write- downs of property and equipment	25,920	—	(1,706)	—	24,214
General and administrative expenses	9,942	1,155	—	—	11,097
Depreciation and amortization	5,237	—	543	—	5,780
Gain on franchise sales of restaurant operations and properties	(866)	—	—	—	(866)
Loss on disposals of other property and equipment, net	109	—	—	—	109
Interest expense, net	4,337	—	1,083	—	5,420

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(5,979)	1,463	80	—	(4,436)

Benefit from (provision for) income taxes	654	(600)	(54)	—	—

(Loss) income from continuing operations	(5,325)	863	26	—	(4,436)

Income from discontinued operations	2,616	—	—	—	2,616

(Loss) income before equity in net income of consolidated subsidiaries	(2,709)	863	26	—	(1,820)

Equity in net income of consolidated subsidiaries	889	—	—	(889)	—

Net (loss) income	$(1,820)	$863	$26	$(889)	$(1,820)

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 2, 2006

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$1,998	$10	$926	$(235)	$2,699

Cash flows from investing activities:
Purchases of property and equipment	(2,404)	—	—	—	(2,404)
Proceeds from sales of property and equipment	5,794	—	—	—	5,794
Return of investment in subsidiary	282	—	—	(282)	—
Net cash provided by investing activities	3,672	—	—	(282)	3,390

Cash flows from financing activities:
Proceeds from revolving credit facility	8,000	—	—	—	8,000
Repayments of obligations	(8,405)	—	(324)	—	(8,729)
Payments of deferred financing costs	(205)	—	—	—	(205)
Stock options exercised	19	—	—	—	19
Reinsurance payments made from deposits	—	—	(235)	235	—
Dividends paid	—	—	(282)	282	—
Net cash used in financing activities	(591)	—	(841)	517	(915)

Net increase in cash and cash equivalents	5,079	10	85	—	5,174

Cash and cash equivalents, beginning of year	11,546	780	2,271	—	14,597

Cash and cash equivalents, end of year	$16,625	$790	$2,356	$—	$19,771

Supplemental disclosures:
Interest paid	$505	$—	$1,023	$—	$1,528
Income taxes (refunded) paid	(3,094)	2,534	57	—	(503)

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Balance Sheet

As of January 1, 2006

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$11,546	$780	$2,271	$—	$14,597
Restricted cash	—	—	2,549	—	2,549
Accounts receivable, net	9,036	1,721	—	—	10,757
Inventories	15,775	—	—	—	15,775
Assets held for sale	1,628	—	—	—	1,628
Deferred income taxes	(131)	26	—	105	—
Prepaid expenses and other current assets	7,571	2,565	7,785	(12,877)	5,044
Total current assets	45,425	5,092	12,605	(12,772)	50,350
Deferred income taxes	(276)	381	—	(105)	—
Property and equipment, net	100,309	—	42,510	—	142,819
Intangibles and deferred costs, net	16,808	—	2,255	—	19,063
Investments in subsidiaries	5,188	—	—	(5,188)	—
Other assets	5,095	5,118	915	(5,118)	6,010

Total assets	$172,549	$10,591	$58,285	$(23,183)	$218,242

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$9,253	$—	$1,368	$(7,776)	$2,845
Accounts payable	24,968	—	—	—	24,968
Accrued expenses	37,237	4,258	1,825	(4,844)	38,476
Total current liabilities	71,458	4,258	3,193	(12,620)	66,289
Long-term obligations, less current maturities	182,221	—	48,846	—	231,067
Other long-term liabilities	60,708	930	6,461	(5,375)	62,724
Stockholders’ (deficit) equity	(141,838)	5,403	(215)	(5,188)	(141,838)

Total liabilities and stockholders’ (deficit) equity	$172,549	$10,591	$58,285	$(23,183)	$218,242

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended April 3, 2005

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$119,191	$2,472	$—	$—	$121,663

Costs and expenses:
Cost of sales	46,889	—	—	—	46,889
Labor and benefits	35,084	—	—	—	35,084
Operating expenses	25,140	—	(1,739)	—	23,401
General and administrative expenses	8,293	1,156	—	—	9,449
Depreciation and amortization	5,593	—	558	—	6,151
Gain on franchise sales of restaurant operations and properties	(1,309)	—	—	—	(1,309)
Loss on disposals of other property and equipment, net	69	—	—	—	69
Interest expense, net	4,167	—	1,119	—	5,286

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(4,735)	1,316	62	—	(3,357)

Benefit from (provision for) income taxes	1,330	(540)	(51)	—	739

(Loss) income from continuing operations	(3,405)	776	11	—	(2,618)

Loss from discontinued operations, net of income taxes	(368)	—	—	—	(368)

(Loss) income before equity in net income of consolidated subsidiaries	(3,773)	776	11	—	(2,986)

Equity in net income of consolidated subsidiaries	787	—	—	(787)	—

Net (loss) income	$(2,986)	$776	$11	$(787)	$(2,986)

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 3, 2005

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$3,638	$(534)	$383	$(241)	$3,246

Cash flows from investing activities:
Purchases of property and equipment	(2,408)	—	—	—	(2,408)
Proceeds from sales of property and equipment	1,706	—	—	—	1,706
Purchases of marketable securities	(183)	—	—	—	(183)
Proceeds from sales of marketable securities	42	—	—	—	42
Return of investment in subsidiary	162	—	—	(162)	—
Net cash used in investing activities	(681)	—	—	(162)	(843)

Cash flows from financing activities:
Proceeds from revolving credit facility	15,250	—	—	—	15,250
Repayments of obligations	(19,627)	—	(406)	—	(20,033)
Payments related to deferred financing costs	(11)	—	—	—	(11)
Stock options exercised	136	—	—	—	136
Reinsurance payments made from deposits	—	—	(241)	241	—
Dividends paid	—	—	(162)	162	—
Net cash used in financing activities	(4,252)	—	(809)	403	(4,658)

Net decrease in cash and cash equivalents	(1,295)	(534)	(426)	—	(2,255)

Cash and cash equivalents, beginning of period	9,873	1,360	2,172	—	13,405

Cash and cash equivalents, end of period	$8,578	$826	$1,746	$—	$11,150

Supplemental disclosures:
Interest paid	$198	$—	$1,557	$—	$1,755
Income taxes (refunded) paid	(2,552)	2,495	52	—	(5)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

Forward Looking Statements

Statements contained herein that are not historical facts constitute “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “plans,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward looking statements.  Forward looking statements include, but are not limited to, statements relating to the sufficiency of our capital resources, changes in commodity prices, anticipated capital expenditures and our plans with respect to restaurant openings, closings, re-imagings and re-franchisings.  All forward looking statements are subject to known and unknown risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated. These factors include: our highly competitive business environment; exposure to fluctuating commodity prices; risks associated with the foodservice industry, such as changes in consumer tastes and adverse publicity resulting from food quality, illness, injury or other health concerns; the ability to retain and attract new employees; government regulations; high geographic concentration in the Northeast and its attendant weather patterns; conditions needed to meet restaurant re-imaging and new opening targets; risks and uncertainties arising out of accounting adjustments; our ability to service our debt and other obligations; our ability to meet ongoing financial covenants contained in our debt instruments, loan agreements, leases and other long-term commitments; and costs associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect our prospects in general are included in our other filings with the Securities and Exchange Commission. We are not obligated to update any forward looking statements, whether as a result of new information, future events or otherwise.

Overview

Our revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail locations and franchising. As of April 2, 2006, we operated 312 full-service restaurants, franchised 207 full-service restaurants and seven non-traditional units and manufactured a full line of premium ice cream desserts distributed through more than 4,500 supermarkets and other retail locations in 13 states.

Following is a summary of the Company-operated and franchised units:

	For the Three Months Ended
	April 2,	April 3,
	2006	2005

Company Units:
Beginning of period	314	347
Openings	1	—
Refranchised closings	(1)	(7)
Closings	(2)	(3)
End of period	312	337

Franchised Units:
Beginning of period	213	195
Refranchised openings	1	7
Closings	—	(1)
End of period	214	201

Discontinued Operations

During December 2005, we closed seven restaurants and committed to a plan to sell the seven restaurants as well as four restaurants that were closed in 2004. During the three months ended April 2, 2006, we sold five of these restaurants. At April 2, 2006, the remaining six properties and one additional property closed during the three months ended April 2, 2006 met the criteria for “held for sale” as defined in SFAS No. 144.

In accordance with SFAS No. 144, the results of operations of the five properties that were disposed of during the three months ended April 2, 2006 and the related net gain on the disposals, as well as the results of operations of the properties held for sale at April 2, 2006, were reported separately as discontinued operations.

Three Months Ended April 2, 2006 Compared With Three Months Ended April 3, 2005

Revenues:

Total revenues - Total revenues increased $4.0 million, or 3.3%, to $125.7 million for the first quarter ended April 2, 2006 from $121.7 million for the same quarter in 2005.

Restaurant revenues - Restaurant revenues increased $2.2 million, or 2.3%, to $95.3 million for the three months ended April 2, 2006 from $93.1 million for the same period in 2005. Comparable Company-operated restaurant revenues increased 4.8% from the 2005 quarter to the 2006 quarter as increases occurred in all dayparts with the largest occurring during the dinner and afternoon snack periods. Operating days lost due to weather closings were lower in 2006 when compared to 2005 as most markets in New England recorded higher than normal snowfall during 2005. Additionally, the opening of three new restaurants over the past 15 months increased revenues by $1.1 million. These increases were partially offset by the closing of two locations and the re-franchising of 16 locations over the past 15 months resulting in declines of $0.2 million and $3.2 million, respectively, in restaurant revenues in the first quarter of 2006 as compared to the same period in 2005.

There was one new restaurant opened during the first three months of 2006. There were no new restaurants opened during the first three months of 2005; however, two mall restaurants were remodeled during the quarter.

Foodservice revenues - Foodservice (product sales to franchisees and retail customers) revenues increased $1.6 million, or 6.3%, to $26.9 million for the three months ended April 2, 2006 from $25.3 million for the three months ended April 3, 2005. This increase was primarily due to a $1.3 million increase in franchised restaurant product revenue resulting from the increased number of franchised restaurants in the first quarter of 2006 compared to the same period in 2005. Sales to foodservice retail supermarket customers increased $0.3 million in the three months ended April 2, 2006 compared to the same period in 2005 as case volume in our retail supermarket business increased 8.0% for the three months ended April 2, 2006 when compared to the three months ended April 3, 2005. Discounting and sales allowances were 3.2% greater as a percentage of gross revenues in the 2006 period when compared to the same period in 2005.

Franchise revenues - Franchise royalty and fee revenues increased $0.2 million, or 9.1%, to $3.5 million for the three months ended April 2, 2006 compared to $3.3 million for the same period in 2005.

Royalties on franchised sales increased $0.2 million in the first quarter of 2006 as compared to the same period in 2005 due primarily to the opening of six new franchise restaurants and 16 re-franchised restaurants during the last 15 months. The closing of three under-performing locations during the same period had little impact. Comparable franchised revenues grew 0.6% from the three months ended April 3, 2005 to the three months ended April 2, 2006.

Initial franchise fees declined by $0.1 million during the three months ended April 2, 2006 when compared to the same period in 2005 due to the refranchising of seven Company-operated locations during the quarter ended April 3, 2005 versus one re-franchise opening during the quarter ended April 2, 2006.

An increase in rental income for leased and subleased franchise locations of $0.1 million contributed to the higher revenues. There were 214 and 201 franchise units open at April 2, 2006 and April 3, 2005, respectively.

Cost of sales:

Cost of sales increased $1.5 million, or 3.2%, to $48.4 million for the three months ended April 2, 2006 from $46.9 million for the same period in 2005. Cost of sales as a percentage of total revenues was 38.5% for both three month periods. A shift in sales mix from Company-operated restaurant sales to foodservice sales had an unfavorable impact on the overall cost of sales as a percentage of total revenues. Foodservice sales to franchisees and retail supermarket customers (21.4% and 20.8% of total revenues for the three months ended April 2, 2006 and April 3, 2005, respectively) have a higher food cost as a percentage of revenue, at 92.6%, than sales in Company-operated restaurants to restaurant patrons. Foodservice retail sales promotional allowances, recorded as offsets to revenues, increased by 3.2% in the 2006 quarter as a percentage of gross retail sales when compared to the 2005 quarter as a result of a competitive climate in the northeast. This increase also had an unfavorable impact on the overall cost of sales as a percentage of total revenues. These increases were mostly offset by lower cream costs and growth in franchise revenues.

The cost of cream was approximately $0.7 million lower in the three month period ended April 2, 2006 when compared to the same period in 2005; however, market losses on cash-settled butter futures contracts were $0.2 greater than the losses experienced on butter future contracts during the first quarter of 2005. We enter into commodity option contracts from time to time to manage dairy cost pressures. Our commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and, accordingly, are marked to market each period with the resulting gains or losses recognized in cost of sales.

Restaurant cost of sales as a percentage of restaurant revenues decreased to 26.8% in the first quarter of 2006 from 27.4% in the first quarter of 2005. The decrease in the 2006 quarter when compared to the 2005 quarter was in part due to lower cream costs, re-formulation of certain products and menu price increases.

Increases in franchise revenues, which have no associated product cost, reduced cost of sales as a percentage of total revenues by 0.1% for the three months ended April 2, 2006 when compared to the 2005 quarter. Manufacturing efficiencies improved in the current period when compared to the same period a year ago.

For the remainder of 2006, we expect that cream prices will be lower than the prices experienced in 2005. Additionally, the results derived from options for butter futures contracts are more likely to be unfavorable in 2006 when compared to 2005.

The table below shows the average monthly price of a pound of AA butter. Futures and options on AA butter are traded on the Chicago Mercantile Exchange and AA butter is the commodity used to derive the price of cream. The prices shown were obtained from market quotes provided by the United States Department of Agriculture’s (“USDA”) Agricultural Marketing Service.

Month:	2006	2005	2004	2003	2002	2001
January	$1.3368	$1.5775	$1.4320	$1.0815	$1.3454	$1.2531
February	1.1930	1.6145	1.7132	1.0405	1.2427	1.3852
March	1.1663	1.5527	2.1350	1.0915	1.2473	1.5708
April		1.4933	2.2204	1.0906	1.1712	1.8217
May		1.4044	2.0363	1.0919	1.0590	1.8713
June		1.5313	1.9300	1.1142	1.0427	1.9783
July		1.6210	1.7458	1.1985	1.0302	1.8971
August		1.6861	1.5408	1.1708	0.9752	2.0880
September		1.6988	1.7656	1.1731	0.9635	2.0563
October		1.6204	1.6475	1.1846	1.0315	1.4070
November		1.4260	1.9238	1.2057	1.0425	1.3481
December		1.3552	1.7083	1.2969	1.1198	1.2793
Mathematical Avg	$1.2320	$1.5484	$1.8166	$1.1450	$1.1059	$1.6630

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

On September 19, 2005, the Chicago Mercantile Exchange launched the first electronically traded, cash-settled butter futures contract.  This new futures contract is designed to meet the needs of food and dairy companies that have exposure to butterfat price risk but do not want to expose themselves to the possibility of being compelled to take physical delivery of butter.  The size of the contract is 20,000 pounds of AA butter, versus the traditional butter futures contract, which is 40,000 pounds.  The contract is cash settled based upon the USDA monthly weighted average price for butter in the United States.  With this new type of futures contract, there is no risk of delivery of butter; therefore it offers us the ability to hedge the price risk of cream (on a butter basis) without having to take delivery of commodity butter.  We have evaluated this new hedging instrument and believe it is an attractive way to hedge the price risk related to cream.  At April 2, 2006, we held 83 contracts spread over the remaining months of the year. These contracts correspond to approximately 20% of our anticipated cream purchases for the remainder of the year.

Labor and benefits:

Labor and benefits increased $0.9 million, or 2.6%, to $36.0 million for the three months ended April 2, 2006 from $35.1 million for the three months ended April 3, 2005. Labor and benefits as a percentage of total revenues decreased to 28.6% in the 2006 quarter from 28.8% in the 2005 quarter. As a percentage of restaurant revenues, labor and benefits increased to 37.8% in the 2006 quarter from 37.7% in the 2005 quarter. The increase in labor dollars was primarily a result of higher general manager bonus and restaurant pension expense. Revenue increases derived from franchised locations and retail customers, which do not have any associated restaurant labor and benefits, contributed to the lower restaurant labor and benefits as a percentage of total revenues.

Operating expenses:

Operating expenses increased $0.6 million, or 2.6%, to $24.0 million for the three months ended April 2, 2006 from $23.4 million for the three months ended April 3, 2005. Operating expenses as a percentage of total revenues were 19.1% and 19.2% in the 2006 and 2005 periods, respectively. The dollar increase resulted from higher advertising and restaurant utility costs of $0.5 million and $0.4 million, respectively. These increases were partially offset by lower costs for snow removal and maintenance as a result of better weather in the 2006 period when compared to the 2005 period.

General and administrative expenses:

General and administrative expenses were $11.1 million and $9.4 million for the three months ended April 2, 2006 and April 3, 2005, respectively. General and administrative expenses as a percentage of total revenues increased to 8.8% in the 2006 period from 7.8% in the 2005 period. The $1.7 million increase is primarily the result of increases in bonuses ($0.5 million), severance costs ($0.3 million), salaries ($0.4 million), pension costs ($0.1 million) and legal fees ($0.1 million).

Write-downs of property and equipment:

During the three months ended April 2, 2006, we determined that the carrying value of one restaurant property exceeded its estimated fair values less costs to sell and the carrying value was reduced by $0.2 million accordingly.

Stock-based compensation expense:

On January 2, 2006, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make several assumptions including volatility. We have considered the guidance in SFAS No. 123R and believe that our historical estimated volatility is materially indicative of expectations about future volatility.

During the three months ended April 2, 2006, we recognized $0.1 million of total stock-based compensation expense as a result of the adoption of SFAS No. 123R, which was included in general and administrative expenses. We expect to recognize an additional $0.4 million of stock compensation expense during the remainder of 2006 related to the awards outstanding at April 2, 2006.

Prior to the adoption of SFAS No. 123R, we accounted for share-based payments to employees using APB Opinion No. 25’s, “Accounting for Stock Issued to Employees,” intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS No. 123R under the modified prospective application method allowed us to recognize compensation cost (a) based on the requirement of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Under the modified prospective application method, prior periods were not restated for the effect of SFAS No. 123R. We used the straight-line attribution method to recognize expense for all grants made.

On December 20, 2004, our Board of Directors approved the vesting of all outstanding and unvested options for our 1997 Plan and our 2003 Incentive Plan. This action was taken to reduce, or eliminate to the extent permitted, the transition expense related to outstanding stock option awards under SFAS No. 123R. The 259,850 options that were vested included 145,239 options with exercise prices greater than our closing stock price on the modification date. Under the accounting guidance of APB Opinion No. 25, the accelerated vesting resulted in stock-based compensation cost of $9,400 (net of related income tax benefit of $6,600), which was included in net loss for the year ended January 2, 2005. Additionally, the effect of the accelerated vesting in the Company’s pro-forma disclosure was incremental stock-based compensation of approximately $0.7 million (net of related income tax benefit of $0.5 million). Stock-based compensation expense of $0.4 million and $0.1 million would otherwise have been recognized in accordance with SFAS No. 123R in our consolidated statements of operations during the 2006 and 2007 fiscal years, respectively.

As of April 2, 2006, there was $1.1 million of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of 2.7 years.

See Note 3 of Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 123R.

Depreciation and amortization:

Depreciation and amortization was $5.8 million and $6.2 million for the three months ended April 2, 2006 and April 3, 2005, respectively. Depreciation and amortization as a percentage of total revenues was 4.6% and 5.1% in the 2006 and 2005 quarters, respectively. The 2005 quarter was higher primarily due to a reduction of the lives of leasehold improvement assets as a result of management decisions to close certain leased properties sooner than previously anticipated.

Gain on franchise sales of restaurant operations and properties:

Gain on franchise sales of restaurant operations and properties was $0.9 million and $1.3 million in the three months ended April 2, 2006 and April 3, 2005, respectively. During the three months ended April 2, 2006, we recognized a gain of $0.9 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in one existing Friendly’s restaurant. During the three months ended April 3, 2005, we recognized a gain of $1.3 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in one existing Friendly’s restaurant.

Loss on disposals of other property and equipment, net:

The loss on disposals of other property and equipment net was $0.1 million for both three month periods ended April 2, 2006 and April 3, 2005. The table below identifies the components of the loss on disposals of other property and equipment, net as shown on the accompanying condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	April 2,	April 3,
	2006	2005

Restaurant equipment assets retired due to replacement	$75	$52
Loss due to restaurant fire	30	—
All other	4	17
Loss on disposals of other property and equipment, net	$109	$69

Interest expense, net:

Interest expense, net of capitalized interest and interest income was $5.4 million and $5.3 million for the three months ended April 2, 2006 and April 3, 2005, respectively. The increase in interest expense in the first quarter of 2006 compared to the same period in 2005 is primarily due to a fee of $0.2 million associated with the assignment our Credit Facility from Bank of America and certain other lenders to Wells Fargo Foothill. This fee was partially offset by reduced amounts of interest on capital leases and lower interest rates on our mortgage financing. Total outstanding debt, including capital lease and finance obligations, decreased from $235.1 million at April 3, 2005 to $233.2 million at April 2, 2006.

Benefit from income taxes:

As a result of the loss for the period ended April 2, 2006 and our intent to record a full valuation allowance on tax benefits until we can sustain an appropriate level of profitability, the benefit from income taxes was zero, an effective tax rate of 0%, for the three months ended April 2, 2006. The benefit from income taxes was $0.7 million, an effective tax rate of 25.0%, for the three months ended April 3, 2005.

Loss from continuing operations:

Loss from continuing operations was $4.4 million and $2.6 million for the three months ended April 2, 2006 and April 3, 2005, respectively, for the reasons discussed above.

Income (loss) from discontinued operations:

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of a component of an entity that either has been disposed of or is classified as held for sale and any related gain (loss) on the sales are reported in discontinued operations if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

Income (loss) from the discontinued operations of properties that were disposed of during the three months ended April 2, 2006 or classified as held for sale at April 2, 2006 consisted of the following (in thousands):

	For the Three Months Ended
	April 2,	April 3,
	2006	2005

Net sales	$—	$2,985

Operating loss	$(248)	$(623)
Gain on disposals of property and equipment	2,864	—
Income tax benefit	—	255
Income (loss) from discontinued operations	$2,616	$(368)

Liquidity and Capital Resources

General:

Our primary sources of liquidity and capital resources are cash generated from operations and, if needed, borrowings under our $35 million revolving credit facility (the “Credit Facility”). Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Other sources of cash are sales of under-performing existing restaurant properties and other assets and re-franchising (to the extent FICC’s and its subsidiaries’ debt instruments permit). The amount of debt financing that FICC is able to incur is limited by the terms of our Credit Facility and 8.375% senior notes indenture. Below was the financing status of our operating restaurants as of April 2, 2006:

Owned land and building, mortgaged	61
Leased land, owned building, mortgaged	1
Sold and leased back	59
Owned land and building	17
Leased land, owned building	69
Leased land and building	105
Total Company-operated restaurants	312

The restaurants above not identified as owned land and building, mortgaged or sold and leased back secure our obligations under the Credit Facility. Of the 17 restaurant properties identified as owned land and building, six were available to be sold.

In addition to the 61 properties identified as owned land and building, mortgaged, we own and mortgage an additional 11 properties in this category that are operated by franchisees.

In addition to our 312 operating restaurants, we have seven closed properties that are classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Operating Cash Flows:

Net cash provided by operating activities was $2.7 million and $3.2 million for the three months ended April 2, 2006 and April 3, 2005, respectively. Net loss excluding the gains on sales of fixed assets and other non-cash expenses contributed $0.3 million to the $0.5 million decline in cash provided by operating activities. Changes in working capital reduced cash by an additional $0.2 million as favorable changes in accounts receivable and notes receivable were more than offset by unfavorable changes in inventory and accounts payable. We increased our inventory of ice cream as cream prices steadily declined during the quarter.

We had a working capital deficit of $12.4 million and $15.9 million as of April 2, 2006 and January 1, 2006, respectively. Our working capital deficit includes assets classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The working capital needs of companies engaged in the restaurant industry are generally low and as a result, restaurants are frequently able to operate with a working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

Investing Cash Flows:

Net cash provided by investing activities was $3.4 million for the first quarter ended April 2, 2006 as compared to net cash used in investing activities of $0.8 million for the first quarter ended April 3, 2005.

During both three month periods ended April 2, 2006 and April 3, 2005, we spent $2.4 million on capital expenditures, of which $2.2 million and $2.0 million, respectively, was spent on restaurant operations. Capital expenditures were offset by net proceeds from the sales of property and equipment of $5.8 million and $1.7 million for the quarters ended April 2, 2006 and April 3, 2005, respectively.

As of January 1, 2006, we had 11 restaurants that were reported as “held for sale” in accordance with SFAS No. 144. During the three months ended April 2, 2006, we sold five of these restaurants. In accordance with SFAS No. 144, the results of operations of the five properties that were disposed of during the three months ended April 2, 2006 and the related net gain on the disposals, as well as the results of operations of the properties held for sale at April 2, 2006, were reported separately as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. Operating losses before depreciation from these properties were $0.2 million and $0.4 million during the three months ended April 2, 2006 and April 3, 2005, respectively. Gross proceeds on the disposals of the five properties sold during the 2006 quarter were $5.1 million. There were no properties sold during the 2005 quarter.

During the first quarter of 2006, we completed one re-franchising transaction in which an existing franchisee purchased one existing Company-operated restaurant and agreed to develop a total of two new restaurants in future years. Gross proceeds from this transaction were $1.2 million, of which $0.1 million was for franchise fees and $1.1 million was for the sale of certain assets and leasehold rights.

During the first quarter of 2005, we completed one re-franchising transaction in which an existing franchisee purchased one existing Company-operated restaurant and agreed to develop a total of three new restaurants in future years. Gross proceeds from this transaction were $1.8 million, of which $0.1 million was for franchise fees and $1.7 million was for the sale of certain assets and leasehold rights. In addition, we completed three transactions in which three former employees received franchises to operate six existing restaurants with options to purchase the restaurants within two years. If the options are exercised, one franchisee will also agree to develop two new restaurants in future years. Proceeds from option transactions will be recognized upon purchase.

Financing Cash Flows:

Net cash used in financing activities was $0.9 million and $4.7 million for the first quarters ended April 2, 2006 and April 3, 2005, respectively. There were $4.0 million of revolving credit loans outstanding at the end of 2004 that were repaid in the first quarter of 2005. There were no revolving credit loans outstanding at the end of 2005.

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

On December 30, 2005, we completed a refinancing of the Variable Mortgages (the “Variable Refinancing”). Under the terms of the loan agreement for the Variable Refinancing, we borrowed an aggregate sum of $8.5 million. The interest rate is variable and is the sum of the 90-day LIBOR rate in effect (5.0% at April 2, 2006) plus 4% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The loans under the Variable Refinancing have a maturity date of January 1, 2020 and are being amortized over 14 years.

The primary purposes of the Variable Refinancing were to (i) reduce the variable interest rate on the Variable Mortgages from LIBOR plus 6% on an annual basis to LIBOR plus 4% on an annual basis, (ii) enable the partial prepayment of the loans, subject to applicable prepayment premiums during the first three years and an agreed upon release value for properties released in connection with partial prepayments, and (iii) permit partial lien releases on the properties subject to the loans upon partial prepayments. In addition, in connection with this transaction, we prepaid two mortgage loans from the lender in the aggregate amount of $1.0 million from existing cash.

Pursuant to the terms of the Mortgage Financing, we may sell properties securing our obligations provided that other properties are substituted in place of the sold properties. The substituted properties must meet certain requirements under the terms of the Mortgage Financing. In August 2005, proceeds of $0.4 million and $2.7 million were received in connection with the sale of two mortgaged properties and $0.4 million and $1.3 million was placed in escrow. As of January 1, 2006, these balances were held as collateral and were included in restricted cash on the accompanying condensed consolidated balance sheet as of January 1, 2006. In connection with the Variable Refinancing, the mortgage on one of these properties was released and the $0.4 million was released from escrow during the first quarter of 2006. A substitution property for the second property must be in place to secure our obligations no later than May 31, 2006. As of April 2, 2006, the balance of $1.3 million that was held as collateral pending property substitution was included in restricted cash on the accompanying condensed consolidated balance sheet as of April 2, 2006.

In September 2005, we acquired additional financing secured by our newly constructed Milford, MA restaurant (the “Milford Mortgage”). The financing provided for a real estate improvement and equipment loan. The real estate improvement loan has a principal balance of $0.8 million and is amortized over 15 years with a balloon payment due on October 1, 2010. The equipment loan has a principal balance of $0.3 million and is amortized over seven years with a balloon payment due on October 1, 2010. The interest rate is variable and is the sum of the 90-day LIBOR rate in effect (5.0% at April 2, 2006) plus 4% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The variable rate notes are subject to prepayment penalties during the first three years.

All mortgage financings are subject to annual covenants, including various minimum fixed charge coverage ratios. We were in compliance with the covenants for the Variable Mortgages and the Fixed Mortgages as of January 1, 2006. As of January 1, 2006, we were not in compliance with the fixed charge coverage ratio related to the Milford Mortgage. We obtained a waiver from the Milford Mortgage lender on March 7, 2006 waiving this covenant requirement for the year ended January 1, 2006.

8.375% Senior Notes. In 2003 and 2004, we purchased or redeemed all of the remaining outstanding 10.5% senior notes in a series of transactions. In February 2004, we announced a cash tender offer and consent solicitation for $176 million of our 10.5% senior notes to be financed with the proceeds from a $175 million private offering of new 8.375% senior notes (the “Senior Notes”), available cash and our Credit Facility. In March 2004, $127.4 million of aggregate principal amount of 10.5% senior notes were purchased at the tender offer and consent solicitation price of 104% of the principal amount and $0.5 million of aggregate principal amount of 10.5% senior notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48.1 million of 10.5% senior notes were redeemed in accordance with the 10.5% senior notes indenture at 103.5% of the principal amount.

The $175 million of Senior Notes issued in March 2004 are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under our Credit Facility. The Senior Notes mature on June 15, 2012. Interest on the Senior Notes is payable at 8.375% per annum semi-annually on June 15 and December 15 of each year. The Senior Notes are redeemable, in whole or in part, at any time on or after June 15, 2008 at FICC’s option at redemption prices from 104.188% to 100.00%, based on the redemption date. In addition, at any time prior to June 15, 2007, FICC may redeem, subject to certain conditions, up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of one or more qualified equity offerings, as defined, at a redemption price of 108.375% of the principal amount, plus accrued interest.

Revolving Credit Facility. We have a $35.0 million Credit Facility which is available for borrowings to provide working capital, for letters of credit and for other corporate needs. As of April 2, 2006 and January 1, 2006, total letters of credit outstanding were $17.1 million and $16.0 million, respectively. During 2006 and 2005, there were no drawings against the letters of credit. The revolving credit loans bear interest at our option at either (a) the base rate plus the applicable margin as in effect from time to time (the “Base Rate”) (10.25% at April 2, 2006) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (9.32% at April 2, 2006). As of April 2, 2006 and January 1, 2006, there were no revolving credit loans outstanding. As of April 2, 2006 and January 1, 2006, $17.9 million and $19.0 million, respectively, was available for borrowing.

The Credit Facility has an annual “clean-up” provision which obligates us to repay in full any and all outstanding revolving credit loans for a period of not less than 15 consecutive days during the period beginning on or after May 1 and ending on or before June 15 (or the next business day, if, in any year, June 15 is not a business day) of each calendar year, such that immediately following the date of such repayment, the amount of all outstanding revolving credit loans shall be zero.

The Credit Facility matures on June 30, 2007. The Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases, liens, mergers, investments and sales of assets and of subsidiary stock. Additionally, the Credit Facility limits the amount which we may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires that we comply with certain financial covenants. On March 15, 2006, we amended and restated the Credit Facility as of December 30, 2005 to, among other things, (i) revise certain financial covenants beginning with the fourth quarter of 2005 and extending through the Credit Facility maturity date of June 30, 2007 (including leverage, interest coverage, minimum EBITDA and the deletion of the tangible net worth covenant) and (ii) permit certain transactions to be excluded from our annual capital expenditures limit. We were in compliance with the covenants in the Credit Facility as of April 2, 2006.

We anticipate requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. We anticipate that capital expenditures for 2006 will be between $18.0 million and $26.0 million in the aggregate, of which we expect to spend between $14.0 million and $18.0 million on restaurants. Our actual 2006 capital expenditures may vary from these estimated amounts. We believe that the combination of the funds generated from operating activities and borrowing availability under our Credit Facility will be sufficient to meet our anticipated operating requirements, debt service requirements, lease obligations, capital requirements and obligations associated with the corporate restructurings.

There have been no material changes to our contractual obligations and commitments from those disclosed in our 2005 Annual Report on Form 10-K.

Seasonality

Due to the seasonality of ice cream consumption, and the effect from time to time of weather on patronage of the restaurants, our revenues and operating income are typically higher in our second and third quarters.

Geographic Concentration

Approximately 97% of the Company-operated restaurants are located, and substantially all of its retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to this geographic region may adversely affect us more than certain of our competitors which are more geographically diverse.

Critical Accounting Estimates

The discussion and analysis of our consolidated financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, insurance reserves, recoverability of accounts receivable, stock compensation expense, income tax valuation allowances and pension and other post-retirement benefits expense. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The critical accounting estimates that we believe affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. The only material change to our critical accounting estimates relates to stock-based compensation and is described below.

Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Forward Looking Statement” above and other factors included in our other filings with the Securities and Exchange Commission.

Stock-Based Compensation –

The adoption of SFAS No. 123R in the first quarter of fiscal 2006 requires that stock-based compensation expense associated with stock options be recognized in the statement of operations, rather than being disclosed in a pro forma footnote to the consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

Expected volatility - we are responsible for estimating volatility and have used historical volatility to estimate the grant-date fair value of stock options. Management considered the guidance in SFAS No. 123R and believes that the historical estimated volatility is materially indicative of expectations about future volatility. In general, the higher the expected volatility used in the Black-Scholes valuation model, the higher the grant-date fair value of the option.

Expected term - we use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. We believe that this historical data is currently the best estimate of the expected term of a new option. Currently stock options are only issued to corporate officers and directors. In general, the longer the expected term used in the Black-Scholes valuation model, the higher the grant-date fair value of the option.

Risk-free interest rate - the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.

Expected dividend yield - we have not paid any dividends in the last five years and currently intend to retain any earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 97% of our options will actually vest, and therefore have applied an annual forfeiture rate of 3% to all unvested options as of April 2, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk exposure since the filing of the 2005 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of April 2, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 2, 2006.

There were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 6. Exhibits

(a)   Exhibits

The exhibit index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friendly Ice Cream Corporation

By:	/s/PAUL V. HOAGLAND
Name: Paul V. Hoagland
Title: Executive Vice President of Administration
and Chief Financial Officer
(Principal Financial Officer)

Date:	May 4, 2006

EXHIBIT INDEX

4.9

Amended and Restated Revolving Credit Agreement dated as of March 15, 2006 (Incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, File No. 001-13579).

10.1

Memorandum of Agreement Between Allan J. Okscin and Friendly Ice Cream Corporation effective January 23, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2006).*

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