Form 10-Q
period 2006-07-02
FRIENDLY ICE CREAM CORP
filed 2006-08-07
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Large Accelerated Filer   ☐               Accelerated Filer   ☒               Non-Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 28, 2006

Common Stock, $.01 par value	7,924,758 shares

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	July 2,	January 1,
	2006	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,373	$14,597
Restricted cash	393	2,549
Accounts receivable, net	18,976	10,757
Inventories	16,916	15,775
Assets held for sale	1,119	1,157
Prepaid expenses and other current assets	4,277	5,044
TOTAL CURRENT ASSETS	66,054	49,879
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	137,017	143,290
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization	18,230	19,063
OTHER ASSETS	1,703	6,010
TOTAL ASSETS	$223,004	$218,242

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,531	$1,426
Current maturities of capital lease and finance obligations	1,428	1,419
Accounts payable	23,938	24,968
Accrued salaries and benefits	9,877	8,212
Accrued interest payable	1,353	1,324
Insurance reserves	11,082	9,002
Restructuring reserves	—	72
Other accrued expenses	20,446	19,866
TOTAL CURRENT LIABILITIES	69,655	66,289
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	5,436	6,173
LONG-TERM DEBT, less current maturities	224,101	224,894
ACCRUED PENSION COST	29,682	28,904
OTHER LONG-TERM LIABILITIES	32,864	33,820
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock	79	79
Additional paid-in capital	144,940	144,675
Accumulated other comprehensive loss	(31,785)	(31,785)
Accumulated deficit	(251,968)	(254,807)
TOTAL STOCKHOLDERS’ DEFICIT	(138,734)	(141,838)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$223,004	$218,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005

REVENUES:
Restaurant	$105,271	$109,469	$200,547	$202,576
Foodservice	32,137	31,748	59,031	57,054
Franchise	4,082	3,876	7,627	7,126
TOTAL REVENUES	141,490	145,093	267,205	266,756

COSTS AND EXPENSES:
Cost of sales	51,939	54,585	100,324	101,474
Labor and benefits	36,943	38,476	72,955	73,560
Operating expenses	26,816	27,488	50,815	50,889
General and administrative expenses	11,449	10,528	22,546	19,977
Write-downs of property and equipment	—	289	215	289
Depreciation and amortization	5,740	5,632	11,520	11,783
Gain on franchise sales of restaurant operations and properties	(1,145)	(1,219)	(2,011)	(2,528)
Loss on disposals of other property and equipment, net	366	273	475	342

OPERATING INCOME	9,382	9,041	10,366	10,970

Interest expense, net	5,147	5,229	10,567	10,515

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	4,235	3,812	(201)	455

Provision for income taxes	(250)	(1,163)	(250)	(424)

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,985	2,649	(451)	31

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of income tax effect of ($450) and $91 for the three months ended July 2, 2006 and July 3, 2005, respectively, and ($450) and $347 for the six months ended July 2, 2006 and July 3, 2005, respectively	674	(132)	3,290	(500)

NET INCOME (LOSS)	$4,659	$2,517	$2,839	$(469)

BASIC NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.50	$0.34	$(0.06)	$—
Income (loss) from discontinued operations	0.09	(0.02)	0.42	(0.06)
Net income (loss)	$0.59	$0.32	$0.36	$(0.06)

DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.50	$0.34	$(0.06)	$—
Income (loss) from discontinued operations	0.08	(0.02)	0.41	(0.06)
Net income (loss)	$0.58	$0.32	$0.35	$(0.06)

WEIGHTED AVERAGE SHARES:
Basic	7,913	7,753	7,907	7,735
Diluted	8,044	7,893	8,048	7,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	July 2,	July 3,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,839	$(469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	200	68
Depreciation and amortization	11,520	11,783
Noncash (income) loss from discontinued operations	(4,068)	376
Write-downs of property and equipment	215	289
Deferred income tax benefit	—	(98)
Gain on disposals of other property and equipment, net	(1,551)	(2,192)
Changes in operating assets and liabilities:
Accounts receivable	(8,219)	(4,233)
Inventories	(1,141)	1,269
Other assets	7,230	(1,201)
Accounts payable	(1,030)	2,464
Accrued expenses and other long-term liabilities	4,104	3,234
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,099	11,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,967)	(7,309)
Proceeds from sales of property and equipment	9,200	3,359
Purchases of marketable securities	—	(345)
Proceeds from sales of marketable securities	—	143
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,233	(4,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	8,000	16,250
Repayments of debt	(8,688)	(20,964)
Payments of deferred financing costs	(205)	(11)
Principal payments of capital lease and finance obligations	(728)	(763)
Stock options exercised	65	330
NET CASH USED IN FINANCING ACTIVITIES	(1,556)	(5,158)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,776	1,980

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,597	13,405

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,373	$15,385

SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) during the period for:
Interest	$10,138	$10,275
Income taxes	(287)	50

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.      NATURE OF OPERATIONS

As of July 2, 2006, Friendly’s operated 309 full-service restaurants and franchised 210 full-service restaurants and seven non-traditional units. The Company manufactures and distributes a full line of premium ice cream dessert products. These products are distributed to Friendly’s restaurants, supermarkets and other retail locations in 13 states. The restaurants offer a wide variety of breakfast, lunch and dinner menu items as well as premium ice cream dessert products.

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

Following is a summary of the Company-operated and franchised units:

	For the Three Months Ended		For the Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Company Units:
Beginning of period	312	337	314	347
Openings	1	1	2	1
Refranchised closings	(3)	(3)	(4)	(10)
Closings	(1)	(3)	(3)	(6)
End of period	309	332	309	332

Franchised Units:
Beginning of period	214	201	213	195
Refranchised openings	3	3	4	10
Openings	1	1	1	2
Closings	(1)	—	(1)	(2)
End of period	217	205	217	205

2.      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information —

The accompanying condensed consolidated financial statements as of July 2, 2006 and for the three and six months ended July 2, 2006 and July 3, 2005 are unaudited, but have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive income (loss) of the Company have been included. Such adjustments consist solely of normal recurring accruals. Operating results for the three and six month periods ended July 2, 2006 and July 3, 2005 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company’s business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company’s consolidated financial statements, including the notes thereto, which are contained in the 2005 Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (“2005 Annual Report on Form 10-K”) should be read in conjunction with these condensed, consolidated financial statements. Capitalized terms not otherwise defined herein should be referenced to the 2005 Annual Report on Form 10-K.

Use of Estimates in the Preparation of Financial Statements —

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

Inventories —

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following at July 2, 2006 and January 1, 2006 (in thousands):

	July 2,	January 1,
	2006	2006
Raw materials	$1,494	$1,657
Goods in process	203	106
Finished goods	15,219	14,012
Total	$16,916	$15,775

Other Accrued Expenses —

Other accrued expenses consisted of the following at July 2, 2006 and January 1, 2006 (in thousands):

	July 2,	January 1,
	2006	2006
Accrued rent	$4,748	$4,739
Accrued meals and other taxes	2,558	2,219
Gift cards outstanding	2,515	4,280
Accrued construction costs	2,203	1,335
Income taxes payable	1,998	2,761
Accrued advertising	1,578	1,211
Accrued bonus	1,377	58
Unearned revenues	1,157	1,205
Current portion of deferred gains	638	638
All other	1,674	1,420
Total	$20,446	$19,866

Income Taxes—

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

Lease Guarantees and Contingencies —

Primarily as a result of the Company’s re-franchising efforts, the Company remains liable for certain lease assignments and guarantees. These leases have varying terms, the latest of which expires in 2020. As of July 2, 2006, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was $7,588,000. The present value of these potential payments discounted at the Company’s pre-tax cost of debt at July 2, 2006 was $5,753,000. The Company generally has cross-default provisions with franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. The Company believes these cross-default provisions significantly reduce the risk that the Company will be required to make payments under these leases and, historically, the Company has not been required to make such payments. However, as of July 2, 2006, the Company believes that one franchisee may be unable to fulfill its lease obligations during 2006. Under the terms of the assignment of the leases to this franchisee, the Company has the right to recover possession of the premises before lease default. The Company believes that it has the management resources to assume operation of the restaurants if it were to take back possession of this franchisee’s locations. Accordingly, no liability has been recorded for exposure under such leases at July 2, 2006 and January 1, 2006.

Net Income (Loss) Per Share —

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 274,158 and 129,817 for the three months ended July 2, 2006 and July 3, 2005, respectively.  The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 274,158 and 284,651 for the six months ended July 2, 2006 and July 3, 2005, respectively.

Presented below is the reconciliation between basic and diluted weighted average shares for the three and six months ended July 2, 2006 and July 3, 2005 (in thousands):

	For the Three Months Ended
	Basic		Diluted
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Weighted average number of common shares outstanding during the period	7,913	7,753	7,913	7,753
Adjustments:
Assumed exercise of stock options	—	—	131	140
Weighted average number of shares outstanding	7,913	7,753	8,044	7,893

	For the Six Months Ended
	Basic		Diluted
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Weighted average number of common shares outstanding during the period	7,907	7,735	7,907	7,735
Adjustments:
Assumed exercise of stock options	—	—	141	—
Weighted average number of shares outstanding	7,907	7,735	8,048	7,735

Stock-Based Compensation —

Prior to January 2, 2006, the Company accounted for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  In accordance with APB Opinion No. 25, the Company generally recognized no stock-based compensation cost, as all options granted during that period had an exercise price equal to the market value of the stock on the date of grant. Stock-based compensation cost of $68,000 related to modified option awards was included in net loss for the six months ended July 3, 2005, for the Company’s 1997 Stock Option Plan and the Company’s 2003 Equity Incentive Plan.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

On January 2, 2006 (the first day of its 2006 fiscal year), the Company adopted SFAS No. 123R using the modified prospective method as permitted under SFAS No. 123R. Under this transition method, compensation cost recognized in the six months ended July 2, 2006 included: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

Recently Issued Accounting Pronouncements —

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

3.      STOCK BASED COMPENSATION

Equity Compensation Plans —

The Company currently grants stock awards under the following equity compensation plans:

1997 Stock Option Plan (“1997 Plan”) - The 1997 Plan was adopted by the Company’s Board of Directors in November 1997 and subsequently amended on March 27, 2000 and October 24, 2001. Under the 1997 Plan, the Company’s Board of Directors may grant options to purchase up to 1,034,970 shares of common stock to employees, executive officers and directors. The 1997 Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code) and stock appreciation rights (“SARs”). The Compensation Committee of the Board of Directors determines the employees who will receive awards under the 1997 Plan and the terms of such awards. The exercise price of a stock option or SAR granted or awarded under the 1997 Plan may not be less than the fair market value of one share of common stock on the date the stock option or SAR is granted.

The 2003 Equity Incentive Plan (the “2003 Incentive Plan”) - On April 9, 2003, the Board of Directors adopted an equity incentive plan, subject to approval by the Company’s shareholders. On May 14, 2003, the shareholders approved the 2003 Incentive Plan, which became effective as of March 30, 2003.  On May 10, 2006, the shareholders approved an amendment to the 2003 Incentive Plan, and increased the number of shares of common stock reserved for issuance under the 2003 Incentive Plan. The 2003 Incentive Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code), SARs, bonus stock, stock units, performance shares, performance units, restricted stock and restricted stock units. No more than 607,000 shares of common stock may be delivered to participants and their beneficiaries under the 2003 Incentive Plan. The Compensation Committee of the Board of Directors determines the employees who will receive awards under the 2003 Incentive Plan and the terms of such awards.  The exercise price of a stock option or SAR granted or awarded under the 2003 Incentive Plan may not be less than the fair market value of one share of common stock on the date the stock option or SAR is granted.

On December 20, 2004, the Company’s Board of Directors approved the vesting of all outstanding and unvested options under the Company’s 1997 Plan and the 2003 Incentive Plan.  This action was taken to reduce, or eliminate to the extent permitted, the transition expense related to outstanding stock option awards under SFAS No. 123R. The 259,850 options that were vested included 145,239 options with exercise prices greater than the Company’s closing stock price on the modification date. Under the accounting guidance of APB Opinion No. 25, the accelerated vesting resulted in stock-based compensation cost of $9,400 (net of related income tax benefit of $6,600), which was included in net loss for the year ended January 2, 2005.  Additionally, the effect of the accelerated vesting in the Company’s pro-forma disclosure was incremental stock-based compensation of approximately $666,000 (net of related income tax benefit of $463,000). Stock-based compensation expense of $434,000 and $96,000 would otherwise have been recognized in accordance with SFAS No. 123R in the Company’s consolidated statements of operations during the 2006 and 2007 fiscal years, respectively.

Options issued subsequent to December 20, 2004 generally vest over three years. Options issued prior to July 24, 2002 expire 10 years from the date of grant. Options issued subsequent to that date have a five year expiration date.

Grant-Date Fair Value —

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three and six months ended July 2, 2006 and July 3, 2005 were calculated using the following estimated weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Options granted	—	6,000	145,409	119,953
Weighted-average exercise price	—	$9.04	$8.10	$8.87
Weighted-average grant date fair value	—	$4.28	$3.82	$4.68
Assumptions:
Risk free interest rate	—	3.93%	4.68%	3.58%-3.93%
Expected life (in years)	—	4	4	4-5
Expected volatility	—	56.56%	54.86%	56.00%-58.16%
Expected dividend yield	—	0.00%	0.00%	0.00%

Risk-free interest rate — the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.

Expected life — the Company uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected life of a new option.

Expected volatility — the Company is responsible for estimating volatility and has used historical volatility to estimate the grant-date fair value of stock options. Management considered the guidance in SFAS No. 123R and believes that the historical estimated volatility is materially indicative of expectations about future volatility.

Expected dividend yield — the Company has not paid any dividends in the last five years and currently intends to retain any earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Expense —

The Company used the straight-line attribution method to recognize expense for all options granted.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects, based on an analysis of its historical forfeitures that approximately 97% of its options will actually vest, and therefore has applied an annual forfeiture rate of 3% to options granted as of July 2, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

The adoption of SFAS No. 123R on January 2, 2006 resulted in lower operating income before tax and lower net income of $120,000 and $200,000 for the three and six months ended July 2, 2006, respectively.

The following table details the effect on net income (loss) and income (loss) per share had stock-based compensation expense been recorded in fiscal 2005 based on the fair-value method under SFAS No. 123 (in thousands, except per share data). The reported and pro forma net income (loss) and income (loss) per share for the three and six months ended July 2, 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS No. 123R.

	Three Months Ended	Six Months Ended
	July 3, 2005	July 3, 2005

Net income (loss) as reported	$2,517	$(469)
Add stock-based compensation expense included in reported net income (loss), net of related income tax benefit	40	40
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(50)	(64)
Pro forma net income (loss)	$2,507	$(493)

Basic net income (loss) per share, as reported	$0.32	$(0.06)
Basic net income (loss) per share, pro forma	$0.32	$(0.06)

Diluted net income (loss) per share, as reported	$0.32	$(0.06)
Diluted net income (loss) per share, pro forma	$0.32	$(0.06)

Option Activity —

A summary of the activity under the Company’s equity compensation plans as of July 2, 2006 and changes during the six-month period then ended is presented below:

	Options	Contractual	Average	Intrinsic
	Outstanding	Life in Years	Exercise Price	Value

Options outstanding at
January 1, 2006	621,450		$7.82
Granted	145,409		$8.10
Cancelled	(11,140)		$13.12
Forfeited	(4,027)		$8.86
Exercised	(25,107)		$2.58
Options outstanding at July 2, 2006	726,585	3.52	$7.97	$806,513

Options fully vested and exercisable at July 2, 2006	489,706	3.11	$7.72	$806,513

During the three and six months ended July 2, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $131,000 and $145,000, respectively, and the total amount of cash received from exercise of stock options was $46,000 and $65,000, respectively.

As of July 2, 2006, there was $859,000 of average unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.46 years.

Restricted Stock Unit Activity —

On December 2, 2005, 30,000 restricted stock units were issued to directors with a weighted average fair value of $8.90 at grant date.  During the three and six months ended July 2, 2006, stock-based compensation cost of $22,000 and $44,000, respectively, was recorded related to these units. No additional units were granted or forfeited during the six months ended July 2, 2006.

As of July 2, 2006, there was $216,000 of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.42 years.

4.   EMPLOYEE BENEFIT PLANS

The components of net periodic pension cost for the three and six months ended July 2, 2006 and July 3, 2005 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Interest cost	$1,672	$1,715	$3,392	$3,342
Expected return on assets	(1,996)	(2,047)	(3,965)	(4,144)
Net amortization of unrecognized net actuarial loss	632	531	1,351	945
Net periodic pension cost	$308	$199	$778	$143

The components of the net postretirement medical and life insurance benefit cost for the three and six months ended July 2, 2006 and July 3, 2005 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Service cost	$41	$41	$82	$81
Interest cost	95	115	190	230
Recognized actuarial loss	4	20	8	41
Net amortization of unrecognized prior service benefit	(36)	(35)	(72)	(71)
Net postretirement benefit cost	$104	$141	$208	$281

5.   ASSET IMPAIRMENT AND DISCONTINUED OPERATIONS

As of January 1, 2006, the Company had 11 restaurants that were reported as “held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the six months ended July 2, 2006, the Company sold seven of these restaurants.  Gross proceeds from these transactions were $6,892,000.  The Company recognized a net gain related to the sales of the assets of $4,068,000.  At July 2, 2006, the remaining four properties, and one additional property that closed during the six months ended July 2, 2006, met the criteria for “held for sale” as defined in SFAS No. 144.  The carrying values of these five properties of $1,119,000 and $1,157,000 as of July 2, 2006 and January 1, 2006, respectively, were reported as assets held for sale in the accompanying condensed consolidated balance sheets. The carrying values of these properties were not adjusted since the carrying values were less than the estimated fair market values less costs to sell.

The table below identifies the components of the “Loss on disposals of other property and equipment, net” as shown in the accompanying condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Restaurant equipment assets retired due to remodeling	$296	$220	$296	$220
Restaurant equipment assets retired due to replacement	67	43	142	95
Gain due to restaurant flood and fire	(79)	—	(48)	—
All other	82	10	85	27
Loss on disposals of other property and equipment, net	$366	$273	$475	$342

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

In accordance with SFAS No. 144, the results of operations of the seven properties that were disposed of during the six months ended July 2, 2006 and the 14 properties that were disposed of during 2005 and the related net gain on the disposals, as well as the results of operations of the properties held for sale at July 2, 2006, were reported separately as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.  Operating results for the three and six months ended July 2, 2006 and the net gain on disposals of the properties as well as operating results that were included in the restaurant segment in the previously issued Quarterly Report on Form 10-Q for the three and six months ended July 3, 2005 are summarized below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Net sales	$—	$3,330	$—	$6,315
Operating loss	(79)	(198)	(328)	(821)
Gain (loss) on disposals of property and equipment	1,203	(25)	4,068	(26)
Income tax (expense) benefit	(450)	91	(450)	347
Income (loss) from discontinued operations	$674	$(132)	$3,290	$(500)

During the six months ended July 2, 2006, the Company determined that the carrying value of one operating restaurant property exceeded its estimated fair value less costs to sell and the carrying value was reduced by $215,000 accordingly.

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

Adjusted EBITDA represents net income (loss) before (i) (provision for) benefit from income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) write-downs of property and equipment, (v) net periodic pension cost and (vi) other non-cash items. Adjusted EBITDA is a non-GAAP financial measure.  The Company has included information concerning adjusted EBITDA in this Form 10-Q because the Company’s management incentive plan pays bonuses based on achieving adjusted EBITDA targets and the Company believes that such information is used by certain investors as one measure of a company’s historical ability to service debt. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from operations or other traditional indications of a company’s operating performance.

	For the Three Months Ended		For the Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Restaurant	$105,271	$109,469	$200,547	$202,576
Foodservice	62,891	65,220	117,849	119,384
Franchise	4,082	3,876	7,627	7,126
Total	$172,244	$178,565	$326,023	$329,086

Intersegment revenues:
Restaurant	$—	$—	$—	$—
Foodservice	(30,754)	(33,472)	(58,818)	(62,330)
Franchise	—	—	—	—
Total	$(30,754)	$(33,472)	$(58,818)	$(62,330)

External revenues:
Restaurant	$105,271	$109,469	$200,547	$202,576
Foodservice	32,137	31,748	59,031	57,054
Franchise	4,082	3,876	7,627	7,126
Total	$141,490	$145,093	$267,205	$266,756

	For the Three Months Ended		For the Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Adjusted EBITDA:
Restaurant	$11,929	$12,382	$18,764	$19,658
Foodservice	5,638	4,234	8,185	6,382
Franchise	2,889	2,845	5,307	5,112
Corporate	(6,113)	(5,434)	(11,692)	(10,279)
Gain on property and equipment, net	779	935	1,537	2,169
Add back pension cost included in reporting segments	308	199	778	143
Total	$15,430	$15,161	$22,879	$23,185
Interest expense, net—Corporate	$5,147	$5,229	$10,567	$10,515

Depreciation and amortization:
Restaurant	$4,021	$3,992	$8,164	$8,462
Foodservice	720	803	1,456	1,627
Franchise	70	40	138	79
Corporate	929	797	1,762	1,615
Total	$5,740	$5,632	$11,520	$11,783

Other non-cash expense:
Net periodic pension cost	$308	$199	$778	$143
Write-downs of property and equipment	—	289	215	289
Total	$308	$488	$993	$432

Income (loss) from continuing operations before provision for income taxes:
Restaurant	$7,908	$8,390	$10,600	$11,196
Foodservice	4,918	3,431	6,729	4,755
Franchise	2,819	2,805	5,169	5,033
Corporate	(12,189)	(11,460)	(24,021)	(22,409)
Gain on property and equipment, net	779	646	1,322	1,880
Total	$4,235	$3,812	$(201)	$455

	For the Six	For the Year
	Months Ended	Ended
	July 2, 2006	January 1, 2006
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$6,679	$14,674
Foodservice	499	1,516
Corporate	789	968
Total	$7,967	$17,158

	July 2, 2006	January 1, 2006
	(in thousands)
Total assets:
Restaurant	$126,254	$131,810
Foodservice	39,098	38,609
Franchise	12,206	7,634
Corporate	45,446	40,189
Total	$223,004	$218,242

7.   RELATED PARTY TRANSACTIONS

On March 20, 2006, Friendly’s entered into an agreement with The Ice Cream Company (“TICC”) pursuant to which TICC purchased, at fair market value, certain assets and leasehold rights for three existing Company-operated restaurants located in Lancaster and York, Pennsylvania. At closing, TICC was also granted an exclusive right to develop six new Friendly’s restaurants in Lancaster, Chester and Montgomery counties, Pennsylvania by April 2012. Gross proceeds from this transaction were $1,725,000, of which $90,000 was for initial franchise fees, $90,000 was for development fees and $1,545,000 was for the assets and rights at the three existing restaurants. During the quarter ended July 2, 2006, the Company recorded $90,000 as franchise fee revenue and recognized a gain of $1,146,000 related to the sale of the assets.

The owners of TICC are family members of the Company’s Chairman of the Board of Directors. Prior to the closing of this transaction on May 22, 2006, TICC operated three Friendly’s restaurants under franchise agreements with Friendly’s Restaurants Franchise, Inc. (“FRFI”), a subsidiary of Friendly’s.  The terms of the franchise agreement with TICC are identical in all material respects to the terms generally offered to unrelated franchisees of FRFI in the ordinary course of Friendly’s business.

TICC purchases from Friendly’s certain food products used in the normal course of its franchise business.  For the six months ended July 2, 2006 and July 3, 2005, TICC paid Friendly’s $1,306,000 and $1,063,000, respectively, for franchise royalty fees, marketing fees, food purchases and miscellaneous other products and services.

8.   SUBSEQUENT EVENT

On August 1, 2006, the Company amended its $35 million Credit Facility with Wells Fargo Foothill, to, among other things, (i) extend the maturity date from June 30, 2007 to June 30, 2010, (ii) eliminate the interest coverage requirement and (iii) reduce the applicable margin rates at which the revolving credit loans bear interest by .50% to .75% to a range of 3.00% to 4.00% (depending on the leverage ratios).

The Company expects to incur approximately $473,000 of costs associated with the amendment to the $35 million Credit Facility which will be deferred and amortized over the life of the amended $35 million Credit Facility.

9.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligation related to its $175,000,000 8.375% senior notes (the “Senior Notes”) issued in March 2004 is guaranteed fully and unconditionally by one of FICC’s wholly owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Restaurant Insurance Corporation, Friendly’s Realty I, LLC, Friendly’s Realty II, LLC and Friendly’s Realty III, LLC (collectively, the “Non-guarantor Subsidiaries”). All of the LLCs’ assets were owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs’ assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of July 2, 2006 and January 1, 2006 and for the three and six months ended July 2, 2006 and July 3, 2005 were not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet
As of July 2, 2006
(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$20,532	$1,426	$2,415	$—	$24,373
Restricted cash	—	—	393	—	393
Accounts receivable, net	16,572	2,404	—	—	18,976
Inventories	16,916	—	—	—	16,916
Assets held for sale	1,119	—	—	—	1,119
Deferred income taxes	—	26	—	(26)	—
Prepaid expenses and other current assets	5,606	1,475	7,785	(10,589)	4,277
Total current assets	60,745	5,331	10,593	(10,615)	66,054
Deferred income taxes	—	381	—	(381)	—
Property and equipment, net	94,719	—	42,298	—	137,017
Intangibles and deferred costs, net	16,091	—	2,139	—	18,230
Investments in subsidiaries	6,343	—	—	(6,343)	—
Other assets	788	6,813	915	(6,813)	1,703

Total assets	$178,686	$12,525	$55,945	$(24,152)	$223,004

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$9,268	$—	$1,467	$(7,776)	$2,959
Accounts payable	23,938	—	—	—	23,938
Deferred income taxes	131	—	—	(131)	—
Accrued expenses	39,739	4,107	1,499	(2,587)	42,758
Total current liabilities	73,076	4,107	2,966	(10,494)	69,655
Deferred income taxes	276	—	—	(276)	—
Long-term obligations, less current maturities	181,450	—	48,087	—	229,537
Other long-term liabilities	62,618	1,030	5,937	(7,039)	62,546
Stockholders’ (deficit) equity	(138,734)	7,388	(1,045)	(6,343)	(138,734)

Total liabilities and stockholders’ (deficit) equity	$178,686	$12,525	$55,945	$(24,152)	$223,004

Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended July 2, 2006
(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$138,434	$3,056	$—	$—	$141,490

Costs and expenses:
Cost of sales	51,939	—	—	—	51,939
Labor and benefits	36,943	—	—	—	36,943
Operating expenses and write-downs of property and equipment	28,384	—	(1,568)	—	26,816
General and administrative expenses	10,293	1,156	—	—	11,449
Depreciation and amortization	5,193	—	547	—	5,740
Gain on franchise sales of restaurant operations and properties	(1,145)	—	—	—	(1,145)
Loss on disposals of other property and equipment, net	263	—	103	—	366
Interest expense, net	4,064	—	1,083	—	5,147

Income (loss) before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	2,500	1,900	(165)	—	4,235

Benefit from (provision for) income taxes	587	(779)	(58)	—	(250)

Income (loss) from continuing operations	3,087	1,121	(223)	—	3,985

Income from discontinued operations, net of income tax effect	674	—	—	—	674

Income (loss) before equity in net income of consolidated subsidiaries	3,761	1,121	(223)	—	4,659

Equity in net income of consolidated subsidiaries	898	—	—	(898)	—

Net income (loss)	$4,659	$1,121	$(223)	$(898)	$4,659

Supplemental Condensed Consolidating Statement of Operations
For the Six Months Ended July 2, 2006
 (In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$261,531	$5,674	$—	$—	$267,205

Costs and expenses:
Cost of sales	100,324	—	—	—	100,324
Labor and benefits	72,955	—	—	—	72,955
Operating expenses and write-downs of property and equipment	54,304	—	(3,274)	—	51,030
General and administrative expenses	20,235	2,311	—	—	22,546
Depreciation and amortization	10,430	—	1,090	—	11,520
Gain on franchise sales of restaurant operations and properties	(2,011)	—	—	—	(2,011)
Loss on disposals of other property and equipment, net	372	—	103	—	475
Interest expense, net	8,401	—	2,166	—	10,567
(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(3,479)	3,363	(85)	—	(201)
Benefit from (provision for) income taxes	1,241	(1,379)	(112)	—	(250)
(Loss) income from continuing operations	(2,238)	1,984	(197)	—	(451)
Income from discontinued operations, net of income tax effect	3,290	—	—	—	3,290
Income (loss) before equity in net income of consolidated subsidiaries	1,052	1,984	(197)	—	2,839
Equity in net income of consolidated subsidiaries	1,787	—	—	(1,787)	—
Net income (loss)	$2,839	$1,984	$(197)	$(1,787)	$2,839

Supplemental Condensed Consolidating Statement of Cash Flows
For the Six Months Ended July 2, 2006

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$7,151	$646	$2,826	$(524)	$10,099

Cash flows from investing activities:
Purchases of property and equipment	(7,102)	—	(865)	—	(7,967)
Proceeds from sales of property and equipment	9,200	—	—	—	9,200
Return of investment in subsidiary	633	—	—	(633)	—
Net cash provided by (used in) investing activities	2,731	—	(865)	(633)	1,233

Cash flows from financing activities:
Proceeds from revolving credit facility	8,000	—	—	—	8,000
Repayments of obligations	(8,756)	—	(660)	—	(9,416)
Payments of deferred financing costs	(205)	—	—	—	(205)
Stock options exercised	65	—	—	—	65
Reinsurance payments made from deposits	—	—	(524)	524	—
Dividends paid	—	—	(633)	633	—
Net cash used in financing activities	(896)	—	(1,817)	1,157	(1,556)

Net increase in cash and cash equivalents	8,986	646	144	—	9,776

Cash and cash equivalents, beginning of period	11,546	780	2,271	—	14,597

Cash and cash equivalents, end of period	$20,532	$1,426	$2,415	$—	$24,373

Supplemental disclosures:
Interest paid	$8,016	$—	$2,122	$—	$10,138
Income taxes (refunded) paid	(2,975)	2,574	114	—	(287)

Supplemental Condensed Consolidating Balance Sheet
As of January 1, 2006
(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$11,546	$780	$2,271	$—	$14,597
Restricted cash	—	—	2,549	—	2,549
Accounts receivable, net	9,036	1,721	—	—	10,757
Inventories	15,775	—	—	—	15,775
Assets held for sale	1,157	—	—	—	1,157
Deferred income taxes	(131)	26	—	105	—
Prepaid expenses and other current assets	7,571	2,565	7,785	(12,877)	5,044
Total current assets	44,954	5,092	12,605	(12,772)	49,879
Deferred income taxes	(276)	381	—	(105)	—
Property and equipment, net	100,780	—	42,510	—	143,290
Intangibles and deferred costs, net	16,808	—	2,255	—	19,063
Investments in subsidiaries	5,188	—	—	(5,188)	—
Other assets	5,095	5,118	915	(5,118)	6,010

Total assets	$172,549	$10,591	$58,285	$(23,183)	$218,242

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$9,253	$—	$1,368	$(7,776)	$2,845
Accounts payable	24,968	—	—	—	24,968
Accrued expenses	37,237	4,258	1,825	(4,844)	38,476
Total current liabilities	71,458	4,258	3,193	(12,620)	66,289
Long-term obligations, less current maturities	182,221	—	48,846	—	231,067
Other long-term liabilities	60,708	930	6,461	(5,375)	62,724
Stockholders’ (deficit) equity	(141,838)	5,403	(215)	(5,188)	(141,838)

Total liabilities and stockholders’ (deficit) equity	$172,549	$10,591	$58,285	$(23,183)	$218,242

Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended July 3, 2005
(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$142,079	$3,014	$—	$—	$145,093

Costs and expenses:
Cost of sales	54,585	—	—	—	54,585
Labor and benefits	38,476	—	—	—	38,476
Operating expenses and write-downs of property and equipment	29,536	—	(1,759)	—	27,777
General and administrative expenses	9,374	1,154	—	—	10,528
Depreciation and amortization	5,075	—	557	—	5,632
Gain on franchise sales of restaurant operations and properties	(1,219)	—	—	—	(1,219)
Loss on disposals of other property and equipment, net	273	—	—	—	273
Interest expense, net	4,103	—	1,126	—	5,229

Income before provision for income taxes and equity in net income of consolidated subsidiaries	1,876	1,860	76	—	3,812

Provision for income taxes	(345)	(762)	(56)	—	(1,163)

Income from continuing operations	1,531	1,098	20	—	2,649

Loss from discontinued operations, net of income tax effect	(132)	—	—	—	(132)

Income before equity in net income of consolidated subsidiaries	1,399	1,098	20	—	2,517

Equity in net income of consolidated subsidiaries	1,118	—	—	(1,118)	—

Net income	$2,517	$1,098	$20	$(1,118)	$2,517

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended July 3, 2005

(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$261,270	$5,486	$—	$—	$266,756

Costs and expenses:
Cost of sales	101,474	—	—	—	101,474
Labor and benefits	73,560	—	—	—	73,560
Operating expenses and write-downs of property and equipment	54,676	—	(3,498)	—	51,178
General and administrative expenses	17,667	2,310	—	—	19,977
Depreciation and amortization	10,668	—	1,115	—	11,783
Gain on franchise sales of restaurant operations and properties	(2,528)	—	—	—	(2,528)
Loss on disposals of other property and equipment, net	342	—	—	—	342
Interest expense, net	8,270	—	2,245	—	10,515

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(2,859)	3,176	138	—	455
Benefit from (provision for) income taxes	985	(1,302)	(107)	—	(424)

(Loss) income from continuing operations	(1,874)	1,874	31	—	31

Loss from discontinued operations, net of income tax effect	(500)	—	—	—	(500)

(Loss) income before equity in net income of consolidated subsidiaries	(2,374)	1,874	31	—	(469)

Equity in net income of consolidated subsidiaries	1,905	—	—	(1,905)	—

Net (loss) income	$(469)	$1,874	$31	$(1,905)	$(469)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Six Months Ended July 3, 2005
(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$10,354	$29	$1,312	$(405)	$11,290

Cash flows from investing activities:
Purchases of property and equipment	(7,309)	—	—	—	(7,309)
Proceeds from sales of property and equipment	3,359	—	—	—	3,359
Purchases of marketable securities	(345)	—	—	—	(345)
Proceeds from sales of marketable securities	143	—	—	—	143
Return of investment in subsidiary	324	—	—	(324)	—
Net cash used in investing activities	(3,828)	—	—	(324)	(4,152)

Cash flows from financing activities:
Proceeds from revolving credit facility	16,250	—	—	—	16,250
Repayments of obligations	(21,014)	—	(713)	—	(21,727)
Payments of deferred financing costs	(11)	—	—	—	(11)
Stock options exercised	330	—	—	—	330
Reinsurance deposits received	—	—	114	(114)	—
Reinsurance payments made from deposits	—	—	(519)	519	—
Dividends paid	—	—	(324)	324	—
Net cash used in financing activities	(4,445)	—	(1,442)	729	(5,158)

Net increase (decrease) in cash and cash equivalents	2,081	29	(130)	—	1,980

Cash and cash equivalents, beginning of period	9,873	1,360	2,172	—	13,405

Cash and cash equivalents, end of period	$11,954	$1,389	$2,042	$—	$15,385

Supplemental disclosures:
Interest paid	$7,790	$—	$2,485	$—	$10,275
Income taxes (refunded) paid	(2,607)	2,552	105	—	50

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

Forward Looking Statements

Statements contained herein that are not historical facts constitute “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “plans,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward looking statements. Forward looking statements include, but are not limited to, statements relating to the sufficiency of our capital resources, changes in commodity prices, anticipated capital expenditures, costs and expenses of litigation and our plans with respect to restaurant openings, closings, re-imagings and re-franchisings. All forward looking statements are subject to known and unknown risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated. These factors include: our highly competitive business environment; exposure to fluctuating commodity prices; risks associated with the foodservice industry, such as changes in consumer tastes and adverse publicity resulting from food quality, illness, injury or other health concerns; the ability to retain and attract new employees; government regulations; high geographic concentration in the Northeast and its attendant weather patterns; conditions needed to meet restaurant re-imaging and new opening targets; risks and uncertainties arising out of accounting adjustments; our ability to service our debt and other obligations; our ability to meet ongoing financial covenants contained in our debt instruments, loan agreements, leases and other long-term commitments; and costs associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect our prospects in general are included in our other filings with the Securities and Exchange Commission. We are not obligated to update any forward looking statements, whether as a result of new information, future events or otherwise.

Overview

Our revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail locations and franchising. As of July 2, 2006, we operated 309 full-service restaurants, franchised 210 full-service restaurants and seven non-traditional units and manufactured a full line of premium ice cream desserts distributed through more than 4,500 supermarkets and other retail locations in 13 states.

Following is a summary of the Company-operated and franchised units:

	For the Three Months Ended		For the Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Company Units:
Beginning of period	312	337	314	347
Openings	1	1	2	1
Refranchised closings	(3)	(3)	(4)	(10)
Closings	(1)	(3)	(3)	(6)
End of period	309	332	309	332

Franchised Units:
Beginning of period	214	201	213	195
Refranchised openings	3	3	4	10
Openings	1	1	1	2
Closings	(1)	—	(1)	(2)
End of period	217	205	217	205

Discontinued Operations

During December 2005, we closed seven restaurants and committed to a plan to sell the seven restaurants as well as four restaurants that were closed in 2004. During the six months ended July 2, 2006, we sold seven of these restaurants. At July 2, 2006, the remaining four properties and one additional property closed during the six months ended July 2, 2006 met the criteria for “held for sale” as defined in SFAS No. 144.

In accordance with SFAS No. 144, the results of operations of the seven properties that were disposed of during the six months ended July 2, 2006 and the 14 properties that were disposed of during 2005 and the related net gain on the disposals, as well as the results of operations of the properties held for sale at July 2, 2006, were reported separately as discontinued operations.

Three Months Ended July 2, 2006 Compared With Three Months Ended July 3, 2005

Revenues:

Total revenues — Total revenues decreased $3.6 million, or 2.5%, to $141.5 million for the three months ended July 2, 2006 from $145.1 million for the same quarter in 2005.

Restaurant revenues — Restaurant revenues decreased $4.2 million, or 3.8%, to $105.3 million for the three months ended July 2, 2006 from $109.5 million for the same period in 2005. Comparable Company-operated restaurant revenues during this period decreased by $2.5 million, or 1.8%, as high gasoline prices continued throughout the quarter and record June rainfall was experienced in many of our Northeast and Mid-Atlantic operating areas. These factors particularly affected our evening snack daypart and ice cream business, which reported the greatest sales declines during the quarter. The opening of four new restaurants over the past 15 months increased revenues by $1.4 million. These increases were more than offset by the closing of three locations and the re-franchising of 12 locations over the past 15 months resulting in declines of $0.6 million and $2.5 million, respectively, in restaurant revenues in the second quarter of 2006 as compared to the same period in 2005.

There was one new restaurant opened during the second quarters of both 2006 and 2005; a total of 22 restaurants were remodeled during the 2006 quarter as compared to six restaurants remodeled during the 2005 quarter.

Foodservice revenues — Foodservice revenues (product sales to franchisees and retail customers) increased $0.4 million, or 1.2%, to $32.1 million for the three months ended July 2, 2006 from $31.7 million for the three months ended July 3, 2005. Sales to foodservice retail supermarket customers increased $0.3 million in the three months ended July 2, 2006 compared to the same period in 2005. At the beginning of 2006, we decided to cease our relationship with certain non-profitable customers, which represented approximately 5% of our total retail volume in fiscal 2005. While our case volume was down 2.7% during the three month period ended July 2, 2006 from the same quarter in 2005 as a result of this decision (mainly in our 56 ounce carton business, as our specialty line of products continues to grow), a reduction in promotional trade spending and sales allowances of 0.6% of sales during the quarter slightly offset the decrease in revenues resulting from the volume decline. Franchised restaurant product revenue increased marginally at $0.1 million. Revenues increased due to the additional number of operating franchised restaurants, 217 at the end of the second quarter of 2006 compared to 205 at the end of the second quarter of 2005; however, this was offset by lower product shipments resulting from a 3.9% reduction in comparable franchised restaurant revenues during the quarter.

Franchise revenues — Franchise royalty and fee revenues increased $0.2 million, or 5.3%, to $4.1 million for the three months ended July 2, 2006 compared to $3.9 million for the same period in 2005. This was primarily due to an increase in rental income for leased and subleased franchise locations of $0.2 million, to a total of $1.1 million for the three months ended July 2, 2006 from the same period in 2005, due to an increase in the number of operating franchised stores.

Royalties of $2.9 million during the second quarter of 2006 were comparable to the same period in 2005. Total royalties increased due to the opening of seven new franchised restaurants and the re-franchising of 12 restaurants during the last 15 months, but were partially offset by the closing of three under-performing locations during the same period. This increase in royalties was completely offset, however, due to a 3.9% reduction in comparable franchised restaurant revenues which was experienced during the second quarter of 2006, following the strong 5.4% increase in franchised restaurant revenues experienced in the second quarter of 2005.

Initial franchise fees of $0.1 million remained constant during the three months ended July 2, 2006 when compared to the same period in 2005, resulting from the refranchising of three Company-operated locations and one new location opening during the quarter ended July 2, 2006, against the refranchising of three Company-operated locations and two new location openings during the quarter ended July 3, 2005.

Cost of sales:

Cost of sales decreased $2.7 million, or 4.8%, to $51.9 million for the three months ended July 2, 2006 from $54.6 million for the same period in 2005. Cost of sales as a percentage of total revenues was 36.7% and 37.6% for the three months ended July 2, 2006 and July 3, 2005, respectively. This improvement resulted from a combination of lower cost of sales within the restaurant segment of 0.5%, lower cost of sales within the foodservice segment of 3.9%, with a partial offset due to a slightly unfavorable shift in sales mix away from Company restaurant revenues (which carried a lower cost of sales percentage of 26.1%) to foodservice revenues (which carried a higher cost of sales percentage of 76.3%) during the second quarter of 2006. Company restaurant revenues declined as a percentage of total revenue from 75.4% in the second quarter of 2005 to 74.4% in the second quarter of 2006, while foodservice revenues increased as a percentage of total revenues from 21.9% in the second quarter of 2005 to 22.7% in the second quarter of 2006.

Restaurant cost of sales as a percentage of restaurant revenues decreased to 26.1% in the second quarter of 2006 from 26.6% in the second quarter of 2005. This improvement was due to menu price increases of approximately 3.9% and product re-formulations, as overall food commodities were generally flat against the prior year quarter. Decreases in certain meat, poultry, fish and dairy products (primarily cream) were offset by increases in certain other food product categories, such as frozen foods (french fries) and beverages.

Foodservice cost of sales as a percentage of foodservice revenues decreased to 76.3% in the second quarter of 2006 from 80.2% in the second quarter of 2005. This improvement is primarily a result of lower cream costs in the second quarter of 2006 compared to the same period in 2005.

The cost of cream, the principal ingredient used in making ice cream, affects cost of sales as a percentage of total revenues, especially in our foodservice retail business. Cream is priced directly off of AA butter prices quoted on the Chicago Mercantile Exchange. As an example, a $0.10 increase in the cost of a pound of AA butter adversely affects our annual cost of sales by approximately $0.9 million. This adverse impact may be offset by price increases or other factors. However, no assurance can be given that we will be able to offset any cost increases in the future and future increases in cream prices could have a material adverse effect on our results of operations. To minimize risk, alternative supply sources continue to be pursued.

The overall cost of cream was approximately $0.8 million lower in the three month period ended July 2, 2006 (weighted average price of $1.15 per pound) when compared to the same period in 2005 (weighted average price of $1.53 per pound); however, market losses on cash-settled butter futures contracts were $0.1 million greater than the losses experienced on butter future contracts during the second quarter of 2005. Approximately 70% of this $0.7 million net cost of sales benefit in the second quarter, or approximately $0.5 million, was reported within our foodservice segment.

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

On September 19, 2005, the Chicago Mercantile Exchange launched the first electronically traded, cash-settled butter futures contract. This new futures contract is designed to meet the needs of food and dairy companies that have exposure to butterfat price risk but do not want to expose themselves to the possibility of being compelled to take physical delivery of butter. The size of the contract is 20,000 pounds of AA butter, versus the traditional butter futures contract, which is 40,000 pounds. The contract is cash settled based upon the USDA monthly weighted average price for butter in the United States. With this new type of futures contract, there is no risk of delivery of butter; therefore it offers us the ability to hedge the price risk of cream (on a butter basis) without having to take delivery of commodity butter. We have evaluated this new hedging instrument and believe it is an attractive way to hedge the price risk related to cream. At July 2, 2006, we held 59 contracts spread over the remaining months of 2006. These contracts correspond to approximately 20% of our anticipated cream purchases for the remainder of the year. Additionally, we held five February 2007 contracts which alone provide minimal coverage for next year’s volumes in total, but approximately 20% coverage for the month of February because production is typically low that time of year.

Labor and benefits:

Labor and benefits, which were only reported within our restaurant segment, decreased $1.6 million, or 4.0%, to $36.9 million for the three months ended July 2, 2006 from $38.5 million for the three months ended July 3, 2005. As a percentage of total revenues, labor and benefits decreased to 26.1% in the second quarter of 2006 from 26.5% in the second quarter of 2005. This reduction was due entirely to the shift in sales mix away from Company restaurant revenues to foodservice revenues. Labor and benefits in the second quarter of 2006, as a percentage of Company restaurant revenue only, remained flat compared to the second quarter of 2005 at 35.1%.

Operating expenses:

Operating expenses decreased $0.7 million, or 2.4%, to $26.8 million for the three months ended July 2, 2006 from $27.5 million for the three months ended July 3, 2005. Operating expenses as a percentage of total revenues were 19.0% and 18.9% in the 2006 and 2005 periods, respectively. A significant portion of these expenses ($25.2 million in 2006 and $25.9 million in 2005) were reported within our restaurant segment. In the second quarter of 2006, these costs consisted of $4.1 million in supplies, $4.6 million in utilities, $3.4 million in maintenance and cleaning, $4.2 million in advertising, $5.3 million in occupancy and $3.6 million in other restaurant expenses. The dollar decrease of $0.7 million primarily resulted from lower advertising costs of $1.4 million, partially offset by higher costs for utilities of $0.8 million.

General and administrative expenses:

General and administrative expenses increased $0.9 million, or 8.7%, to $11.4 million for the three months ended July 2, 2006 from $10.5 million for the three months ended July 3, 2005. General and administrative expenses as a percentage of total revenues increased to 8.1% in the 2006 period from 7.3% in the 2005 period. The $0.9 million increase is primarily the result of increases in salaries ($0.2 million), pension costs ($0.2 million), stock compensation expense ($0.1 million) and legal fees ($0.4 million).

The increase in legal fees was primarily due to the ongoing shareholder derivative lawsuit filed by S. Prestley Blake against us and our Chairman of the Board. On May 24, 2006, the Court denied the Committee’s motion to dismiss and allowed the joinder, as defendants, of current Board members Steven L. Ezzes, Michael J. Daly and Burton J. Manning, and former Board member Charles A. Ledsinger, Jr., and The Restaurant Company, The Restaurant Holding Corporation and TRC Realty, LLC. As a result of the Court’s denial of our motion to dismiss, we expect to continue to incur increased legal fees in the defense of this lawsuit.

Stock-based compensation expense:

On January 2, 2006, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make several assumptions, including volatility. We have considered the guidance in SFAS No. 123R and believe that our historical estimated volatility is materially indicative of expectations about future volatility.

During the three months ended July 2, 2006, we recognized $0.1 million of total stock-based compensation expense as a result of the adoption of SFAS No. 123R, which was included in general and administrative expenses. We expect to recognize an additional $0.3 million of stock compensation expense during the remainder of 2006 related to the awards outstanding at July 2, 2006.

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

As of July 2, 2006, there was $1.1 million of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of 2.5 years.

See Note 3 of Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 123R.

Write-downs of property and equipment:

During the three months ended July 3, 2005, the Company identified two restaurant properties to be disposed of other than by sale and determined that the carrying values of these restaurant properties exceeded their estimated undiscounted cash flows. The carrying values were reduced by an aggregate of $0.3 million accordingly. There were no such reductions during the three months ended July 2, 2006.

Depreciation and amortization:

Depreciation and amortization was $5.7 million and $5.6 million for the three months ended July 2, 2006 and July 3, 2005, respectively. Depreciation and amortization as a percentage of total revenues was 4.1% and 3.9% in the 2006 and 2005 quarters, respectively.

Gain on franchise sales of restaurant operations and properties:

Gain on franchise sales of restaurant operations and properties was $1.1 million and $1.2 million in the three months ended July 2, 2006 and July 3, 2005, respectively.

During the three months ended July 2, 2006, we recognized a gain of $1.1 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in three existing Company-operated restaurants located in Lancaster and York, Pennsylvania. During the three months ended July 3, 2005, we recognized a gain of $1.2 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in three existing Company-operated restaurants.

Loss on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net was $0.4 million and $0.3 million for the three months ended July 2, 2006 and July 3, 2005, respectively. The table below identifies the components of the loss on disposals of other property and equipment, net as shown on the accompanying condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	July 2,	July 3,
	2006	2005

Restaurant equipment assets retired due to remodeling	$296	$220
Restaurant equipment assets retired due to replacement	67	43
Gain due to restaurant flood	(79)	—
All other	82	10
Loss on disposals of other property and equipment, net	$366	$273

Interest expense, net:

Interest expense, net of capitalized interest and interest income, was $5.1 million and $5.2 million for the three months ended July 2, 2006 and July 3, 2005, respectively.

Provision for income taxes:

The provision for income taxes was $0.3 million for the three months ended July 2, 2006. As a result of our intent to continue recording a full valuation allowance on tax benefits until we can sustain an appropriate level of profitability, the provision was based on an estimate of our current taxes payable through the second quarter of 2006. The provision for income taxes was $1.2 million, an effective tax rate of 30.5%, for the three months ended July 3, 2005.

Income (loss) from continuing operations:

Income from continuing operations was $4.0 million and $2.6 million for the three months ended July 2, 2006 and July 3, 2005, respectively, for the reasons discussed above.

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

Reported in discontinued operations were the results of operations of the seven properties that were disposed of during the six months ended July 2, 2006, the 14 properties disposed of during 2005 and the related net gain on disposals, as well as the results of operations of the properties held for sale at July 2, 2006.  For the quarters ended July 2, 2006 and July 3, 2005, this consisted of the following (in thousands):

	For the Three Months Ended
	July 2,	July 3,
	2006	2005

Net sales	$—	$3,330

Operating loss	(79)	(198)
Gain on disposals of property and equipment	1,203	(25)
Income tax (expense) benefit	(450)	91
Income (loss) from discontinued operations	$674	$(132)

Six Months Ended July 2, 2006 Compared With Six Months Ended July 3, 2005

Revenues:

Total revenues — Total revenues increased $0.4 million, or 0.2%, to $267.2 million for the six months ended July 2, 2006 from $266.8 million for the same period in 2005.

Restaurant revenues — Restaurant revenues decreased $2.1 million, or 1.0%, to $200.5 million for the six months ended July 2, 2006 from $202.6 million for the same period in 2005. Comparable Company-operated restaurant revenues during this period increased by $2.0 million, or 1.2%, on strong first quarter comparable sales of 4.8%.  Increases occurred in most dayparts, with the largest occurring during the dinner and afternoon snack periods.  Operating days lost due to weather closings were lower in 2006 when compared to 2005 as most markets in New England recorded higher than normal snowfall during 2005.  Additionally, the opening of four new restaurants over the past 18 months increased revenues by $2.5 million.  These increases were more than offset by the closing of three locations and the re-franchising of 19 locations over the past 18 months resulting in declines of $0.8 million and $5.8 million, respectively, in restaurant revenues in the six months ended July 2, 2006 as compared to the same period in 2005.

There were two new restaurants opened during the six months ended July 2, 2006 compared to one new restaurant opened during the same period in 2005. There were 23 and seven restaurants remodeled during the 2006 period and the 2005 period, respectively.

Foodservice revenues — Foodservice revenues (product sales to franchisees and retail customers) increased $1.9 million, or 3.5%, to $59.0 million for the six months ended July 2, 2006 from $57.1 million for the six months ended July 3, 2005. Sales to foodservice retail supermarket customers increased $0.6 million in the six months ended July 2, 2006 compared to the same period in 2005. While case volume was up 1.7% due to the favorable timing of promotions affecting volume in the first quarter, higher promotional trade spending and sales allowances of 1.0% of sales during the period slightly offset the revenue increase resulting from the volume growth.  Franchised restaurant product revenue increased $1.4 million. Revenues increased due to the additional number of operating franchised restaurants, 217 at the end of the second quarter of 2006 compared to 205 at the end of the second quarter of 2005; however, this increase in revenues was partially offset by lower product case shipments resulting from a 1.9% reduction in comparable franchised restaurant revenues during the first six months of 2006 compared to the same period in 2005.

Franchise revenues — Franchise royalty and fee revenues increased $0.5 million, or 7.0%, to $7.6 million for the six months ended July 2, 2006 compared to $7.1 million for the same period in 2005 primarily due to an increase in rental income for leased and subleased franchise locations of $0.3 million, to a total of $2.0 million, for the six months ended July 2, 2006 due an increase in the number of operating franchised stores.

Royalties of $5.4 million increased $0.2 million for the six months ended July 2, 2006 as compared to the same period in 2005 due primarily to the opening of seven new franchise restaurants and 19 re-franchised restaurants during the last 18 months. The closing of four under-performing locations during the same period had little impact.  This increase in royalties was partially offset, however, due to a 1.9% reduction in comparable franchised restaurant revenues which was experienced during the six months ended July 2, 2006, following the 3.5% increase in comparable franchised restaurant revenues experienced in the six months ended July 3, 2005.

Initial franchise fees decreased slightly during the six months ended July 2, 2006 when compared to the same period in 2005, resulting from the refranchising of four Company-operated locations and one new location opening during the six months ended July 2, 2006, against the refranchising of four Company-operated locations and two new locations opening during the six months ended July 3, 2005.  Last year, we also completed three transactions in which three former employees received franchises to operate six existing restaurants for a period of two years with options to purchase the restaurants within the two years.  If the options are exercised, one franchisee has agreed to develop two new restaurants in future years.  Proceeds from option transactions will be recognized upon purchase.

Cost of sales:

Cost of sales decreased $1.2 million, or 1.1%, to $100.3 million for the six months ended July 2, 2006 from $101.5 million for the same period in 2005. Cost of sales as a percentage of total revenues was 37.5% and 38.0% for the six months ended July 2, 2006 and July 3, 2005, respectively. This improvement resulted from a combination of a reduction of cost of sales within the restaurant segment of 0.6%, a reduction of cost of sales within the foodservice segment of 2.0%, and a partial offset due to a slightly unfavorable shift in sales mix away from Company restaurant revenues (which carried a lower cost of sales percentage of 26.4%) to foodservice revenues (which carried a higher cost of sales percentage of 80.2%) during the six months ended July 2, 2006. Company restaurant revenues declined as a percentage of total revenue from 75.9% in the 2005 period to 75.1% in the 2006 period, while foodservice revenues increased as a percentage of total revenues from 21.4% in the 2005 period, to 22.0% in the 2006 period.

Restaurant cost of sales as a percentage of restaurant revenues decreased to 26.4% for the six months ended July 2, 2006 from 27.0% for the same period in 2005. This improvement was due to menu price increases and product re-formulations, as overall food commodities were generally flat against the prior year.  Decreases in certain meat, poultry, fish and dairy products (primarily cream) were offset by increases in certain other food product categories, such as frozen foods (french fries) and beverages.

Foodservice cost of sales as a percentage of foodservice revenues decreased to 80.2% in the six months ended July 2, 2006 from 82.2% in the six months ended July 3, 2005. This improvement was primarily a result of lower cream costs in the 2006 period compared to the same period in 2005.

The overall cost of cream was approximately $1.5 million lower in the six month period ended July 2, 2006 (weighted average price of $1.24 per pound) when compared to the same period in 2005 (weighted average price of $1.64 per pound); however, market losses on cash-settled butter futures contracts were $0.3 million greater than the losses experienced on butter future contracts during the second quarter of 2005.  Approximately 70% of this $1.2 million net cost of sales benefit on a year to date basis, or approximately $0.8 million, was reported within our foodservice segment.

Labor and benefits:

Labor and benefits, which were only reported within our restaurant segment, decreased $0.6 million, or 0.8%, to $73.0 million for the six months ended July 2, 2006 from $73.6 million for the six months ended July 3, 2005. As a percentage of total revenues, labor and benefits decreased to 27.3% for the six months ended July 2, 2006 from 27.6% for the six months ended July 3, 2005. This reduction was due entirely to the shift in sales mix away from Company restaurant revenues to foodservice revenues. Labor and benefits, as a percentage of Company restaurant revenue only, increased only marginally to 36.4% for the six months ended July 2, 2006 from 36.3% for the same period in 2005.

Operating expenses:

Operating expenses decreased $0.1 million, or 0.1%, to $50.8 million for the six months ended July 2, 2006 from $50.9 million for the six months ended July 3, 2005. Operating expenses as a percentage of total revenues were 19.0% and 19.1% in the 2006 and 2005 periods, respectively. A significant portion of these expenses ($48.1 million in 2006 and $48.2 million in 2005) were reported within our restaurant segment. In the six months ended July 2, 2006, these costs consisted of $7.6 million in supplies, $9.5 million in utilities, $6.5 million in maintenance and cleaning, $6.4 million in advertising, $10.6 million in occupancy and $7.5 million in other restaurant expenses. The dollar decrease of $0.1 million primarily resulted from lower advertising and maintenance and cleaning costs of $0.9 million and $0.5 million, respectively, partially offset by higher costs for utilities of $1.2 million in the 2006 period when compared to the 2005 period.

General and administrative expenses:

General and administrative expenses were $22.5 million and $20.0 million for the six months ended July 2, 2006 and July 3, 2005, respectively. General and administrative expenses as a percentage of total revenues increased to 8.4% in the 2006 period from 7.5% in the 2005 period. The $2.5 million increase was primarily the result of increases in salaries ($1.3 million), severance costs ($0.4 million), pension costs ($0.3 million), stock compensation expense ($0.2 million) and legal fees ($0.6 million).

The increase in legal fees was primarily due to the ongoing shareholder derivative lawsuit filed by S. Prestley Blake against us and our Chairman of the Board.  On May 24, 2006, the Court denied the Committee’s motion to dismiss and allowed the joinder, as defendants, of current Board members Steven L. Ezzes, Michael J. Daly and Burton J. Manning, and former Board member Charles A. Ledsinger, Jr., and The Restaurant Company, The Restaurant Holding Corporation and TRC Realty, LLC.  As a result of the Court’s denial of our motion to dismiss, we expect to continue to incur increased legal fees in the defense of this lawsuit.

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

During the six months ended July 2, 2006, we recognized $0.2 million of total stock-based compensation expense as a result of the adoption of SFAS No. 123R, which was included in general and administrative expenses.  We expect to recognize an additional $0.3 million of stock compensation expense during the remainder of 2006 related to the awards outstanding at July 2, 2006.

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

As of July 2, 2006, there was $1.1 million of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of 2.5 years.

See Note 3 of Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 123R.

Write-downs of property and equipment:

Write-downs of property and equipment were $0.2 million and $0.3 million in the six months ended July 2, 2006 and July 3, 2005, respectively. During the six months ended July 2, 2006, we determined that the carrying value of one restaurant property exceeded its estimated fair value less costs to sell and the carrying value was reduced by $0.2 million accordingly.  During the six months ended July 3, 2005, the Company identified two restaurant properties to be disposed of other than by sale and determined that the carrying values of these restaurant properties exceeded their estimated undiscounted cash flows.  The carrying values were reduced by an aggregate of $0.3 million accordingly.

Depreciation and amortization:

Depreciation and amortization was $11.5 million and $11.8 million for the six months ended July 2, 2006 and July 3, 2005, respectively. Depreciation and amortization as a percentage of total revenues was 4.3% and 4.4% in the 2006 and 2005 periods, respectively. The 2005 period was higher primarily due to a reduction of the lives of leasehold improvement assets as a result of management decisions to close certain leased properties sooner than previously anticipated.

Gain on franchise sales of restaurant operations and properties:

Gain on franchise sales of restaurant operations and properties was $2.0 million and $2.5 million in the six months ended July 2, 2006 and July 3, 2005, respectively. During the six months ended July 2, 2006, we recognized gains of $2.0 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in four existing Company-operated restaurants.  During the six months ended July 3, 2005, we recognized a gain of $2.5 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in four existing Company-operated restaurants.

Loss on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net was $0.5 million and $0.3 million for the six months ended July 2, 2006 and July 3, 2005, respectively.  The table below identifies the components of the loss on disposals of other property and equipment, net as shown on the accompanying condensed consolidated statements of operations (in thousands):

	For the Six Months Ended
	July 2,	July 3,
	2006	2005
Restaurant equipment assets retired due to remodeling	$296	$220
Restaurant equipment assets retired due to replacement	142	95
Gain due to restaurant flood	(48)	—
All other	85	27
Loss on disposals of other property and equipment, net	$475	$342

Interest expense, net:

Interest expense, net of capitalized interest and interest income, was $10.6 million and $10.5 million for the six months ended July 2, 2006 and July 3, 2005, respectively. The increase in interest expense in the 2006 period compared to the same period in 2005 was primarily due to a fee of $0.2 million associated with the assignment of our Credit Facility from Bank of America and certain other lenders to Wells Fargo Foothill.  This fee was partially offset by reduced amounts of interest on capital leases and lower interest rates on our mortgage financing. Total outstanding debt, including capital lease and finance obligations, decreased from $234.4 million at July 3, 2005 to $232.5 million at July 2, 2006.

Provision for income taxes:

The provision for income taxes was $0.3 million for the six months ended July 2, 2006. As a result of our intent to continue recording a full valuation allowance on tax benefits until we can sustain an appropriate level of profitability, the provision was based on an estimate of our current taxes payable through the second quarter 2006.

The provision for income taxes was $0.4 million for the six months ended July 3, 2005. The $0.4 million tax provision included $0.2 million of tax expense allocated specifically to continuing operations increased by an additional $0.2 million resulting from certain items then being discussed with the IRS.

(Loss) income from continuing operations:

Loss from continuing operations was $0.5 million for the six months ended July 2, 2006 compared to income from continuing operations of $31,000 for the six months ended July 3, 2005 for the reasons discussed above.

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

Reported in discontinued operations were the results of operations of the seven properties that were disposed of during the six months ended July 2, 2006, the 14 properties disposed of during 2005 and the related net gain on disposals, as well as the results of operations of the properties held for sale at July 2, 2006.  For the six months ended July 2, 2006 and July 3, 2005, this consisted of the following (in thousands):

	For the Six Months Ended
	July 2,	July 3,
	2006	2005
Net sales	$—	$6,315

Operating loss	(328)	(821)
Gain (loss) on disposals of property and equipment	4,068	(26)
Income tax (expense) benefit	(450)	347
Income (loss) from discontinued operations	$3,290	$(500)

Liquidity and Capital Resources

General:

Our primary sources of liquidity and capital resources are cash generated from operations and, if needed, borrowings under our $35 million revolving credit facility (the “Credit Facility”). Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Other sources of cash are sales of under-performing existing restaurant properties and other assets and re-franchising (to the extent FICC’s and its subsidiaries’ debt instruments permit). The amount of debt financing that FICC is able to incur is limited by the terms of our Credit Facility and 8.375% senior notes indenture. Below was the financing status of our operating restaurants and properties that we lease to our franchisees as of July 2, 2006:

	Company Operated	Franchise Operated
Owned land and building, mortgaged	62	11
Leased land, owned building, mortgaged	1	0
Sold and leased back	59	3
Owned land and building	16	5
Leased land, owned building	69	25
Leased land and building	102	12
Total Company/franchise-operated restaurants	309	56

The Company-operated restaurants above not identified as owned land and building, mortgaged or sold and leased back secure our obligations under the Credit Facility. Of the 16 restaurant properties identified as owned land and building, six were available to be sold.

In addition to our 309 operating restaurants, we have five closed properties that are classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Operating Cash Flows:

Net cash provided by operating activities was $10.1 million and $11.3 million for the six months ended July 2, 2006 and July 3, 2005, respectively. Net loss excluding the gains on sales of fixed assets and other non-cash expenses contributed $0.6 million to the $1.2 million decline in cash provided by operating activities. Changes in working capital reduced cash by an additional $0.6 million as cash refunds of federal income taxes and the release of escrow funds related to two previously mortgaged properties of $1.2 million and $1.7 million, respectively, were more than offset by unfavorable changes in inventory and accounts payable. We increased our production and inventory of ice cream during the quarter in order to take advantage of favorable cream prices.

We had a working capital deficit of $3.6 million and $16.4 million as of July 2, 2006 and January 1, 2006, respectively. Our working capital deficit includes assets classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The working capital needs of companies engaged in the restaurant industry are generally low and as a result, restaurants are frequently able to operate with a working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

Investing Cash Flows:

Net cash provided by investing activities was $1.2 million for the six months ended July 2, 2006 as compared to net cash used in investing activities of $4.2 million for the six months ended July 3, 2005.

During the six month periods ended July 2, 2006 and July 3, 2005, we spent $8.0 million and $7.3 million on capital expenditures, of which $6.7 million and $4.5 million, respectively, was spent on restaurant operations. Capital expenditures were offset by net proceeds from the sales of property and equipment of $9.2 million and $3.4 million for the six months ended July 2, 2006 and July 3, 2005, respectively.

As of January 1, 2006, we had 11 restaurants that were reported as “held for sale” in accordance with SFAS No. 144. During the six months ended July 2, 2006, we sold seven of these restaurants.  In accordance with SFAS No. 144, the results of operations of the seven properties that were disposed of during the six months ended July 2, 2006 and the 14 properties that were disposed of during 2005 and the related net gain on the disposals, as well as the results of operations of the properties held for sale at July 2, 2006, were reported separately as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.  Operating losses before depreciation from these properties were $0.3 million and $0.5 million during the six months ended July 2, 2006 and July 3, 2005, respectively.  Net proceeds on the disposals of the seven properties sold during the six months ended July 2, 2006 were $6.3 million.  There were no “held for sale” properties sold during the six months ended July 3, 2005.

During the six months ended July 2, 2006, we completed two re-franchising transactions in which existing franchisees purchased four existing Company-operated restaurants and agreed to develop a total of eight new restaurants in future years.  Net proceeds from these transactions were $2.8 million, of which $0.2 million was for franchise fees and $2.6 million was for the sale of certain assets and leasehold rights.

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

Financing Cash Flows:

Net cash used in financing activities was $1.6 million and $5.2 million for the six months ended July 2, 2006 and July 3, 2005, respectively. There were $4.0 million of revolving credit loans outstanding at the end of 2004 that were repaid in the first quarter of 2005.  There were no revolving credit loans outstanding at the end of 2005.

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

On December 30, 2005, we completed a refinancing of the Variable Mortgages (the “Variable Refinancing”).  Under the terms of the loan agreement for the Variable Refinancing, we borrowed an aggregate sum of $8.5 million. The interest rate is variable and is the sum of the 90-day LIBOR rate in effect (5.48% at July 2, 2006) plus 4% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The loans under the Variable Refinancing have a maturity date of January 1, 2020 and are being amortized over 14 years.

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

Pursuant to the terms of the Mortgage Financing, we may sell properties securing our obligations provided that other properties are substituted in place of the sold properties.  The substituted properties must meet certain requirements under the terms of the Mortgage Financing.  In August 2005, proceeds of $0.4 million and $2.7 million were received in connection with the sale of two mortgaged properties and $0.4 million and $1.3 million was placed in escrow.  As of January 1, 2006, these balances were held as collateral and were included in restricted cash on the accompanying condensed consolidated balance sheet as of January 1, 2006.  In connection with the Variable Refinancing, the mortgage on one of these properties was released and the $0.4 million was released from escrow during the first quarter of 2006.  A substitution property for the second property was obtained during the second quarter of 2006 in compliance with the substitution agreement. On June 15, 2006, the balance of $1.3 million was released from escrow.

In September 2005, we acquired additional financing secured by our newly constructed Milford, MA restaurant (the “Milford Mortgage”). The financing provided for a real estate improvement and equipment loan. The real estate improvement loan has a principal balance of $0.8 million and is amortized over 15 years with a balloon payment due on October 1, 2010. The equipment loan has a principal balance of $0.3 million and is amortized over seven years with a balloon payment due on October 1, 2010. The interest rate is variable and is the sum of the 90-day LIBOR rate in effect (5.48% at July 2, 2006) plus 4% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The variable rate notes are subject to prepayment penalties during the first three years.

All mortgage financings are subject to annual covenants, including various minimum fixed charge coverage ratios.  We were in compliance with the covenants for the Variable Mortgages and the Fixed Mortgages as of January 1, 2006.  As of January 1, 2006, we were not in compliance with the fixed charge coverage ratio related to the Milford Mortgage. We obtained a waiver from the Milford Mortgage lender on March 7, 2006 waiving this covenant requirement for the year ended January 1, 2006.  On April 5, 2006, an amendment was made to the Milford Mortgage changing the fixed charge coverage ratio.  The amendment was effective as of the date of the Loan Agreement, September 30, 2005.

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

Revolving Credit Facility.  We have a $35.0 million Credit Facility which is available for borrowings to provide working capital, for letters of credit and for other corporate needs. As of July 2, 2006 and January 1, 2006, total letters of credit outstanding were $16.0 million. During 2006 and 2005, there were no drawings against the letters of credit.  The revolving credit loans bear interest at our option at either (a) the base rate plus the applicable margin as in effect from time to time (the “Base Rate”) (10.75% at July 2, 2006) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (9.81% at July 2, 2006). As of July 2, 2006 and January 1, 2006, there were no revolving credit loans outstanding. As of July 2, 2006 and January 1, 2006, $19.0 million was available for borrowing.

The Credit Facility has an annual “clean-up” provision which obligates us to repay in full any and all outstanding revolving credit loans for a period of not less than 15 consecutive days during the period beginning on or after May 1 and ending on or before June 15 (or the next business day, if, in any year, June 15 is not a business day) of each calendar year, such that immediately following the date of such repayment, the amount of all outstanding revolving credit loans shall be zero.  The Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases, liens, mergers, investments and sales of assets and of subsidiary stock. Additionally, the Credit Facility limits the amount which we may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires that we comply with certain financial covenants. On March 15, 2006, we amended and restated the Credit Facility as of December 30, 2005 to, among other things, (i) revise certain financial covenants (including leverage, interest coverage, minimum EBITDA and the deletion of the tangible net worth covenant) beginning with the fourth quarter of 2005 and extending through the Credit Facility maturity date of June 30, 2007 and (ii) permit certain transactions to be excluded from our annual capital expenditures limit.  We were in compliance with the covenants in the Credit Facility as of July 2, 2006.

On August 1, 2006, the Company amended its $35 million Credit Facility with Wells Fargo Foothill, to, among other things, (i) extend the maturity date from June 30, 2007 to June 30, 2010, (ii) eliminate the interest coverage requirement and (iii) reduce the applicable margin rates at which the revolving credit loans bear interest by .50% to .75% to a range of 3.00% to 4.00% (depending on the leverage ratios).

We expect to incur approximately $0.5 million of costs associated with the amendment to the $35 million Credit Facility which will be deferred and amortized over the life of the amended $35 million Credit Facility.

We anticipate requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. We anticipate that capital expenditures for 2006 will be between $18.0 million and $26.0 million in the aggregate, of which we expect to spend between $14.0 million and $18.0 million on restaurants. Our actual 2006 capital expenditures may vary from these estimated amounts. We believe that the combination of the funds generated from operating activities and borrowing availability under our Credit Facility will be sufficient to meet our anticipated operating requirements, debt service requirements, lease obligations and capital requirements.

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

Critical Accounting Estimates

The discussion and analysis of our consolidated financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, insurance reserves, recoverability of accounts receivable, stock compensation expense, income tax valuation allowances and pension and other post-retirement benefits expense. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Forward Looking Statements” above and other factors included in our other filings with the Securities and Exchange Commission.

Stock-Based Compensation —

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

Expected volatility  — we are responsible for estimating volatility and have used historical volatility to estimate the grant-date fair value of stock options. Management considered the guidance in SFAS No. 123R and believes that the historical estimated volatility is materially indicative of expectations about future volatility.  In general, the higher the expected volatility used in the Black-Scholes valuation model, the higher the grant-date fair value of the option.

Expected term  — we use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. We believe that this historical data is currently the best estimate of the expected term of a new option. Currently stock options are only issued to corporate officers and directors.  In general, the longer the expected term used in the Black-Scholes valuation model, the higher the grant-date fair value of the option.

Risk-free interest rate  — the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.

Expected dividend yield  — we have not paid any dividends in the last five years and currently intend to retain any earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 97% of our options will actually vest, and therefore have applied an annual forfeiture rate of 3% to all options granted as of July 2, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk exposure since the filing of the 2005 Annual Report on Form 10-K.

Item 4.                        Controls and Procedures

As of July 2, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 2, 2006.

There were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                          Legal Proceedings

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

On June 27, 2005, Mr. Blake sent a demand letter to our Board of Directors demanding that our Board of Directors address his concerns and beliefs that are subject to the litigation filed on February 25, 2003. On July 14, 2005, our Board of Directors formed a special litigation committee consisting solely of independent directors (the “Committee”) to investigate the concerns and beliefs raised in Blake’s demand letter dated June 27, 2005.  The Committee issued its report on October 24, 2005 and a supplemental report on November 30, 2005.  Based on its findings, the Committee filed a Motion to Dismiss the claims made by Mr. Blake.  On May 24, 2006, the Court denied the Committee’s motion to dismiss and allowed the joinder, as defendants, of current Board members Steven L. Ezzes, Michael J. Daly and Burton J. Manning, and former Board member Charles A. Ledsinger, Jr., and The Restaurant Company, The Restaurant Holding Corporation and TRC Realty, LLC.

Item 1A.                 Risk Factors

There have been no material changes to our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 4.                          Submission of matters to a vote of security holders

(a)      An annual meeting of the Company’s shareholders was held on May 10, 2006.

(b)      Not applicable.

(c)      At the Annual Meeting of Shareholders, the shareholders voted on the following matters:

(1)                    The election of the Class III Director to serve until the 2009 Annual Meeting of Shareholders;

(2)                    The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accountants for fiscal 2006;

(3)                    The proposal to amend the Company’s 2003 Incentive Plan to increase the number of shares of common stock reserved for issuance under the 2003 Incentive Plan.

The voting results with respect to the election of the Class III Director were as follows:

Director	Affirmative Votes	Votes Withheld
Donald N. Smith	5,023,471	2,422,712

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term Expiring in 2007	Term Expiring in 2008
Michael J. Daly	Steven L. Ezzes
Burton J. Manning	Perry D. Odak

The voting results with respect to the ratification of the appointment of Ernst & Young LLP as the Company’s independent public accountants for fiscal 2006 were as follows:

Affirmative Votes	Negative Votes	Votes Withheld
6,626,732	812,881	6,570

The voting results with respect to the proposal to amend the Company’s 2003 Incentive Plan to increase the number of shares of common stock reserved for issuance under the 2003 Incentive Plan were as follows:

Affirmative Votes	Negative Votes	Votes Withheld	Broker Non-Votes(1)
3,665,235	1,075,102	22,284	2,683,562

(1)             The affirmative vote of the majority of the shares present in person or represented by proxy at the meeting and entitled to vote on Proposal 3 was required to pass the proposal.  For certain types of “non-routine” proposals, such as Proposal 3, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting and are not entitled to vote on such proposals in the absence of instructions from their clients.

Item 5.                          Other Information

On August 1, 2006, the Company amended its $35 million Credit Facility with Wells Fargo Foothill, to, among other things, (i) extend the maturity date from June 30, 2007 to June 30, 2010, (ii) eliminate the interest coverage requirement and (iii) reduce the applicable margin rates at which the revolving credit loans bear interest by .50% to .75% to a range of 3.00% to 4.00% (depending on the leverage ratios).

The Company expects to incur approximately $0.5 million of costs associated with the amendment to the $35 million Credit Facility which will be deferred and amortized over the life of the amended $35 million Credit Facility.

Item 6.                          Exhibits

(a) Exhibits

The exhibit index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friendly Ice Cream Corporation

By:	/s/ PAUL V. HOAGLAND
Name: Paul V. Hoagland Title: Executive Vice President of Administration and Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2006

EXHIBIT INDEX

4.10	Amendment Number One to Amended and Restated Revolving Credit Agreement dated as of August 1, 2006.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Paul V. Hoagland.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by John L. Cutter and Paul V. Hoagland.