Form 10-Q
period 2006-10-01
FRIENDLY ICE CREAM CORP
filed 2006-11-08
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $.01 par value	7,926,058 shares

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	October 1,	January 1,
	2006	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,030	$14,597
Restricted cash	213	2,549
Accounts receivable, net	16,625	10,757
Inventories	15,983	15,775
Assets held for sale	1,119	1,157
Prepaid expenses and other current assets	4,176	5,044
TOTAL CURRENT ASSETS	66,146	49,879
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	136,974	143,290
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization	18,186	19,063
OTHER ASSETS	1,917	6,010
TOTAL ASSETS	$223,223	$218,242

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,573	$1,426
Current maturities of capital lease and finance obligations	1,471	1,419
Accounts payable	22,221	24,968
Accrued salaries and benefits	8,750	8,212
Accrued interest payable	4,908	1,324
Insurance reserves	10,758	9,002
Restructuring reserves	—	72
Other accrued expenses	21,077	19,866
TOTAL CURRENT LIABILITIES	70,758	66,289
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	5,052	6,173
LONG-TERM DEBT, less current maturities	223,700	224,894
ACCRUED PENSION COST	27,920	28,904
OTHER LONG-TERM LIABILITIES	32,391	33,820
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock	79	79
Additional paid-in capital	145,105	144,675
Accumulated other comprehensive loss	(31,785)	(31,785)
Accumulated deficit	(249,997)	(254,807)
TOTAL STOCKHOLDERS’ DEFICIT	(136,598)	(141,838)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$223,223	$218,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

REVENUES:
Restaurant	$104,840	$106,602	$305,387	$309,178
Foodservice	32,850	30,786	91,881	87,840
Franchise	4,194	3,753	11,821	10,879
TOTAL REVENUES	141,884	141,141	409,089	407,897

COSTS AND EXPENSES:
Cost of sales	53,221	53,537	153,545	155,011
Labor and benefits	35,972	37,260	108,927	110,820
Operating expenses	28,535	28,522	79,350	79,411
General and administrative expenses	10,374	8,262	32,920	28,239
Write-downs of property and equipment	307	—	522	289
Depreciation and amortization	5,636	5,655	17,156	17,438
(Gain) loss on franchise sales of restaurant operations and properties	(80)	7	(2,091)	(2,521)
Loss on disposals of other property and equipment, net	534	181	1,009	523

OPERATING INCOME	7,385	7,717	17,751	18,687

Interest expense, net	5,061	5,196	15,628	15,711
Other income	(329)	—	(329)	—

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	2,653	2,521	2,452	2,976

Provision for income taxes	(650)	(101)	(900)	(525)

INCOME FROM CONTINUING OPERATIONS	2,003	2,420	1,552	2,451

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of income tax effect of $0 and ($685) for the three months ended October 1, 2006 and October 2, 2005, respectively, and ($450) and ($338) for the nine months ended October 1, 2006 and October 2, 2005, respectively	(32)	987	3,258	487

NET INCOME	$1,971	$3,407	$4,810	$2,938

BASIC NET INCOME PER SHARE:
Income from continuing operations	$0.24	$0.31	$0.20	$0.32
Income from discontinued operations	—	0.12	0.41	0.06
Net income	$0.24	$0.43	$0.61	$0.38

DILUTED NET INCOME PER SHARE:
Income from continuing operations	$0.24	$0.30	$0.19	$0.31
Income from discontinued operations	—	0.13	0.41	0.06
Net income	$0.24	$0.43	$0.60	$0.37

WEIGHTED AVERAGE SHARES:
Basic	7,925	7,840	7,913	7,770
Diluted	8,044	7,988	8,045	7,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	October 1,	October 2,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,810	$2,938
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	351	68
Depreciation and amortization	17,156	17,438
Noncash income from discontinued operations	(4,079)	(1,449)
Write-downs of property and equipment	522	289
Deferred income tax expense	—	688
Gain on disposals of other property and equipment, net	(1,096)	(2,003)
Changes in operating assets and liabilities:
Accounts receivable	(5,868)	224
Inventories	(208)	1,923
Other assets	7,297	(2,692)
Accounts payable	(2,747)	1,643
Accrued expenses and other long-term liabilities	4,604	1,222
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,742	20,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,032)	(11,511)
Proceeds from sales of property and equipment	9,396	6,230
Purchases of marketable securities	—	(499)
Proceeds from sales of marketable securities	—	163
NET CASH USED IN INVESTING ACTIVITIES	(4,636)	(5,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	8,000	16,250
Proceeds from issuance of mortgages	—	1,115
Repayments of debt	(9,047)	(21,153)
Payments of deferred financing costs	(636)	(43)
Principal payments of capital lease and finance obligations	(1,069)	(1,149)
Stock options exercised	79	1,037
NET CASH USED IN FINANCING ACTIVITIES	(2,673)	(3,943)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,433	10,729

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,597	13,405

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,030	$24,134

SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) during the period for:
Interest	$11,455	$11,378
Income taxes	(328)	686
Capital lease obligations terminated	—	51

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS

As of October 1, 2006, Friendly’s operated 307 full-service restaurants and franchised 210 full-service restaurants and seven non-traditional units. The Company manufactures and distributes a full line of premium ice cream dessert products. These products are distributed to Friendly’s restaurants, supermarkets and other retail locations in 13 states. The restaurants offer a wide variety of breakfast, lunch and dinner menu items as well as premium ice cream dessert products.

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

Following is a summary of the Company-operated and franchised units:

	For the Three Months Ended		For the Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Company Units:
Beginning of period	309	332	314	347
Openings	—	—	2	1
Refranchised closings	(2)	—	(6)	(10)
Closings	—	(2)	(3)	(8)
End of period	307	330	307	330

Franchised Units:
Beginning of period	217	205	213	195
Refranchised openings	2	—	6	10
Openings	1	—	2	2
Closings	(3)	—	(4)	(2)
End of period	217	205	217	205

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information —

The accompanying condensed consolidated financial statements as of October 1, 2006 and for the three and nine months ended October 1, 2006 and October 2, 2005 are unaudited, but have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive income (loss) of the Company have been included. Such adjustments consist solely of normal recurring accruals. Operating results for the three and nine month periods ended October 1, 2006 and October 2, 2005 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company’s business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company’s consolidated financial statements, including the notes thereto, which are contained in the 2005 Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (“2005 Annual Report on Form 10-K”) should be read in conjunction with these condensed, consolidated financial statements. Capitalized terms not otherwise defined herein should be referenced to the 2005 Annual Report on Form 10-K.

Use of Estimates in the Preparation of Financial Statements —

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, recoverability of accounts receivable, pension and post-retirement medical and life insurance benefits expense, asset impairment analysis, stock compensation expense and income tax rates and valuation allowances and tax contingency reserves. Actual amounts could differ significantly from the estimates.

Inventories —

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following at October 1, 2006 and January 1, 2006 (in thousands):

	October 1,	January 1,
	2006	2006

Raw materials	$1,613	$1,657
Goods in process	135	106
Finished goods	14,235	14,012
Total	$15,983	$15,775

Other Accrued Expenses —

Other accrued expenses consisted of the following at October 1, 2006 and January 1, 2006 (in thousands):

	October 1,	January 1,
	2006	2006

Accrued rent	$4,710	$4,739
Income taxes payable	2,699	2,761
Accrued bonus	2,486	58
Accrued meals and other taxes	2,305	2,219
Accrued construction costs	2,296	1,335
Gift cards outstanding	2,250	4,280
Unearned revenues	1,173	1,205
Accrued advertising	944	1,211
Current portion of deferred gains	638	638
All other	1,576	1,420
Total	$21,077	$19,866

Income Taxes —

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

During the fourth quarter of 2005, the Company entered a three-year cumulative loss position and revised its projections of the amount and timing of profitability in future periods.  As a result, the Company increased the valuation allowance during the fourth quarter of 2005 by $26,729,000 ($22,184,000 to income tax expense and $4,545,000 to stockholders’ deficit) to reduce the carrying value of deferred tax assets to zero.  The Company expects to record a full valuation allowance on tax benefits until it can sustain an appropriate level of profitability.

Lease Guarantees and Contingencies —

Primarily as a result of the Company’s re-franchising efforts, the Company remains liable for certain lease assignments and guarantees. These leases have varying terms, the latest of which expires in 2020. As of October 1, 2006, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was $7,103,000. The present value of these potential payments discounted at the Company’s pre-tax cost of debt at October 1, 2006 was $5,386,000. The Company generally has cross-default provisions with franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. The Company believes these cross-default provisions significantly reduce the risk that the Company will be required to make payments under these leases and, historically, the Company has not been required to make such payments. As of July 2, 2006, the Company believed that one franchisee may have been unable to fulfill its lease obligations during 2006 due to the franchisee’s financial situation.  During the third quarter of 2006, the franchisee was recapitalized and took significant steps to regain its financial stability.  Accordingly, no liability has been recorded for exposure under such leases at October 1, 2006 and January 1, 2006.

Net Income (Loss) Per Share —

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 247,041 and 125,086 for the three months ended October 1, 2006 and October 2, 2005, respectively.  The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 247,041 and 125,086 for the nine months ended October 1, 2006 and October 2, 2005, respectively.

Presented below is the reconciliation between basic and diluted weighted average shares for the three and nine months ended October 1, 2006 and October 2, 2005 (in thousands):

	For the Three Months Ended
	Basic		Diluted
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Weighted average number of common shares outstanding during the period	7,925	7,840	7,925	7,840
Adjustments:
Assumed exercise of stock options	—	—	119	148
Weighted average number of shares outstanding	7,925	7,840	8,044	7,988

	For the Nine Months Ended
	Basic		Diluted
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Weighted average number of common shares outstanding during the period	7,913	7,770	7,913	7,770
Adjustments:
Assumed exercise of stock options	—	—	132	139
Weighted average number of shares outstanding	7,913	7,770	8,045	7,909

Stock-Based Compensation —

Prior to January 2, 2006, the Company accounted for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  In accordance with APB Opinion No. 25, the Company generally recognized no stock-based compensation cost, as all options granted during that period had an exercise price equal to the market value of the stock on the date of grant. Stock-based compensation cost of $68,000 related to modified option awards was included in net income for the nine months ended October 2, 2005 for the Company’s 1997 Stock Option Plan and the Company’s 2003 Equity Incentive Plan.

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

On January 2, 2006 (the first day of its 2006 fiscal year), the Company adopted SFAS No. 123R using the modified prospective method as permitted under SFAS No. 123R. Under this transition method, compensation cost recognized in the three and nine months ended October 1, 2006 included: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

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

In October 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires an entity to: (a) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur.  The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for the Company’s 2006 fiscal year.  The adoption of SFAS No. 158 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

3. STOCK BASED COMPENSATION

Equity Compensation Plans —

The Company currently grants stock awards under the following equity compensation plans:

1997 Stock Option Plan (“1997 Plan”) — The 1997 Plan was adopted by the Company’s Board of Directors and stockholders in November 1997 and was subsequently amended on March 27, 2000 and October 24, 2001. Under the 1997 Plan, the Company’s Board of Directors may grant options to purchase up to 1,034,970 shares of common stock to employees, executive officers and directors. The 1997 Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code) and stock appreciation rights (“SARs”). The Compensation Committee of the Board of Directors determines the employees who will receive awards under the 1997 Plan and the terms of such awards. The exercise price of a stock option or SAR granted or awarded under the 1997 Plan may not be less than the fair market value of one share of common stock on the date the stock option or SAR is granted.

The 2003 Equity Incentive Plan (the “2003 Incentive Plan”) — On April 9, 2003, the Board of Directors adopted an equity incentive plan, subject to approval by the Company’s shareholders. On May 14, 2003, the shareholders approved the 2003 Incentive Plan, which became effective as of March 30, 2003.  On May 10, 2006, the shareholders approved an amendment to the 2003 Incentive Plan to increase the number of shares of common stock reserved for issuance under the 2003 Incentive Plan from 307,000 to 607,000 shares. The 2003 Incentive Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code), SARs, bonus stock, stock units, performance shares, performance units, restricted stock and restricted stock units.  The Compensation Committee of the Board of Directors determines the employees who will receive awards under the 2003 Incentive Plan and the terms of such awards.  The exercise price of a stock option or SAR granted or awarded under the 2003 Incentive Plan may not be less than the fair market value of one share of common stock on the date the stock option or SAR is granted.

Outstanding options issued prior to December 20, 2004 are fully vested.  Options issued subsequent to December 20, 2004 generally vest over three years. Options issued prior to July 24, 2002 expire 10 years from the date of grant. Options issued subsequent to that date have a five year expiration date.

Grant-Date Fair Value —

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. There were no options issued during the quarters ended October 1, 2006 and October 2, 2005.  The fair value of options granted during the nine months ended October 1, 2006 and October 2, 2005 were calculated based on the following:

	For the Nine Months Ended
	October 1, 2006	October 2, 2005
Options granted	145,409	119,953
Weighted-average exercise price	$8.10	$8.87
Weighted-average grant date fair value	$3.82	$4.68
Estimated Weighted Average Assumptions:
Risk free interest rate	4.68%	3.58%-3.93%
Expected life (in years)	4	4-5
Expected volatility	54.86%	56.56%-58.16%
Expected dividend yield	0.00%	0.00%

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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects, based on an analysis of its historical forfeitures that approximately 94.5% of its options will actually vest, and therefore has applied an annual forfeiture rate of 5.5% to options granted as of October 1, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

The adoption of SFAS No. 123R on January 2, 2006 resulted in lower operating income before tax and lower net income of $112,000 and $312,000 for the three and nine months ended October 1, 2006, respectively.

The following table details the effect on net income and income per share had stock-based compensation expense been recorded in fiscal 2005 based on the fair-value method under SFAS No. 123 (in thousands, except per share data). The reported and pro forma net income and income per share for the three and nine months ended October 1, 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS No. 123R.

	Three Months Ended	Nine Months Ended
	October 2, 2005	October 2, 2005

Net income as reported	$3,407	$2,938

Add stock-based compensation expense included in reported net income, net of related income tax benefit	—	40
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(27)	(67)
Pro forma net income	$3,380	$2,911

Basic net income per share, as reported	$0.43	$0.38
Basic net income per share, pro forma	$0.43	$0.37

Diluted net income per share, as reported	$0.43	$0.37
Diluted net income per share, pro forma	$0.42	$0.37

Option Activity —

A summary of the activity under the Company’s equity compensation plans as of October 1, 2006 and changes during the nine-month period then ended is presented below:

		Weighted-
		Average
		Remaining	Weighted-	Aggregate
	Options	Contractual	Average	Intrinsic
	Outstanding	Life in Years	Exercise Price	Value

Options outstanding at
January 1, 2006	621,450		$7.82
Granted	145,409		$8.10
Cancelled	(13,290)		$11.84
Forfeited	(81,914)		$8.38
Exercised	(27,467)		$2.88
Options outstanding at October 1, 2006	644,188	2.48	$7.94	$1,815,964

Options fully vested and exercisable at October 1, 2006	485,196	1.94	$7.74	$1,815,964

During the three and nine months ended October 1, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $8,000 and $153,000, respectively, and the total amount of cash received from exercise of stock options was $14,000 and $79,000, respectively.

As of October 1, 2006, there was $744,000 of average unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.23 years.

Restricted Stock Unit Activity —

On December 2, 2005, 30,000 restricted stock units were issued to directors with a weighted average fair value of $8.90 at grant date.  During the three and nine months ended October 1, 2006, stock-based compensation cost of $22,000 and $66,000, respectively, was recorded related to these units.

As of October 1, 2006, there was $193,000 of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.17 years.

On August 1, 2006 the Compensation Committee of the Board of Directors approved the issuance of restricted stock units to five officers (each, an “Award”) under the Company’s long-term incentive plan if the Company exceeds a certain threshold EBITDA target for 2006 (the “Threshold EBITDA”).  If the Company exceeds the Threshold EBITDA, then each of the officers will receive an Award having a specified value based on the Company’s actual EBITDA for 2006 compared to projected EBITDA and a percentage of each officer’s target award.  The following table sets forth the range of values of the Award each officer may receive:

Name	Value of Award
John Cutter	$174,267	to	$522,801
Paul Hoagland	$82,028	to	$246,084
Gregory Pastore	$34,438	to	$103,314
Kenneth Green	$39,698	to	$119,093
Garrett Ulrich	$39,865	to	$119,595

The Award, if any, is expected to be granted following the Board of Directors’ meetings scheduled to be held on February 27-28, 2007.  The number of Awards to be granted, if any, will be calculated by dividing the value of the Award by 90% of the closing price of the Company’s common stock on the date of grant.  If issued, 25 percent of the Award will vest on the grant date and 25 percent of the Award will vest in each of the following three years. During the three and nine months ended October 1, 2006, stock-based compensation cost of $39,000 was recorded related to these Awards.

4. EMPLOYEE BENEFIT PLANS

The components of net periodic pension cost for the three and nine months ended October 1, 2006 and October 2, 2005 were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Interest cost	$1,695	$1,671	$5,087	$5,013
Expected return on assets	(1,983)	(2,072)	(5,948)	(6,216)
Net amortization of unrecognized net actuarial loss	676	473	2,027	1,418

Net periodic pension cost	$388	$72	$1,166	$215

The components of the net postretirement medical and life insurance benefit cost for the three and nine months ended October 1, 2006 and October 2, 2005 were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Service cost	$40	$41	$122	$122
Interest cost	95	114	285	344
Recognized actuarial loss	3	21	11	62
Net amortization of unrecognized prior service benefit	(35)	(36)	(107)	(107)

Net postretirement benefit cost	$103	$140	$311	$421

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law.  As a result of the Act, the Company contributed $2,150,000 to the Company’s defined benefit cash balance pension plan during the quarter ended October 1, 2006 and anticipates an additional contribution of approximately $3,500,000 in 2008.

5. ASSET IMPAIRMENT AND DISCONTINUED OPERATIONS

As of January 1, 2006, the Company had 11 restaurants that were reported as “held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the nine months ended October 1, 2006, the Company sold seven of these restaurants.  Gross proceeds from these transactions were $6,892,000.  The Company recognized a net gain related to the sales of the assets of $4,079,000.  At October 1, 2006, the remaining four properties, and one additional property that closed during the nine months ended October 1, 2006, met the criteria for “held for sale” as defined in SFAS No. 144.  The carrying values of these five properties of $1,119,000 and $1,157,000 as of October 1, 2006 and January 1, 2006, respectively, were reported as assets held for sale in the accompanying condensed consolidated balance sheets. The carrying values of these properties were not adjusted since the carrying values were less than the estimated fair market values less costs to sell.

The table below identifies the components of the “Loss on disposals of other property and equipment, net” as shown in the accompanying condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Restaurant equipment assets retired due to remodeling	$438	$—	$734	$220
Restaurant equipment assets retired due to replacement	80	51	222	146
Gain due to restaurant flood	(5)	—	(53)	—
All other	21	130	106	157
Loss on disposals of other property and equipment, net	$534	$181	$1,009	$523

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

In accordance with SFAS No. 144, the results of operations of the seven properties that were disposed of during the nine months ended October 1, 2006 and the 14 properties that were disposed of during 2005 and the related net gain on the disposals, as well as the results of operations of the properties held for sale at October 1, 2006, were reported separately as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.  Operating results for the three and nine months ended October 1, 2006 and the net gain on disposals of the properties as well as operating results that were included in the restaurant segment in the previously issued Quarterly Report on Form 10-Q for the three and nine months ended October 2, 2005 are summarized below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Net sales	$—	$2,416	$—	$8,731

Operating loss	(43)	(280)	(371)	(1,101)
Gain on disposals of property and equipment	11	1,952	4,079	1,926
Income tax expense	—	(685)	(450)	(338)
(Loss) income from discontinued operations	$(32)	$987	$3,258	$487

During the nine months ended October 1, 2006, the Company determined that the carrying values of two operating restaurant properties exceeded their estimated fair values less costs to sell and the carrying values were reduced by an aggregate of $522,000 accordingly.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the financial results for the foodservice operating segment, prior to intersegment eliminations, have been prepared using a management approach, which is consistent with the basis and manner in which the Company’s management internally reviews financial information. Using this approach, the Company evaluates performance based on stand-alone operating segment income (loss) before income taxes and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Adjusted EBITDA represents net income (loss) from continuing operations before (i) (provision for) benefit from income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) write-downs of property and equipment, (v) net periodic pension cost and (vi) other non-cash items. Adjusted EBITDA is a non-GAAP financial measure.  The Company has included information concerning adjusted EBITDA in this Form 10-Q because the Company’s management incentive plan pays bonuses based on achieving adjusted EBITDA targets and the Company believes that such information is used by certain investors as one measure of a company’s historical ability to service debt. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from continuing operations or other traditional indications of the Company’s operating performance.

	For the Three Months Ended		For the Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Restaurant	$104,840	$106,602	$305,387	$309,178
Foodservice	63,277	62,576	181,126	181,960
Franchise	4,194	3,753	11,821	10,879
Total	$172,311	$172,931	$498,334	$502,017

Intersegment revenues:
Restaurant	$—	$—	$—	$—
Foodservice	(30,427)	(31,790)	(89,245)	(94,120)
Franchise	—	—	—	—
Total	$(30,427)	$(31,790)	$(89,245)	$(94,120)

External revenues:
Restaurant	$104,840	$106,602	$305,387	$309,178
Foodservice	32,850	30,786	91,881	87,840
Franchise	4,194	3,753	11,821	10,879
Total	$141,884	$141,141	$409,089	$407,897

	For the Three Months Ended		For the Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Adjusted EBITDA:
Restaurant	$10,793	$10,150	$29,557	$29,809
Foodservice	5,344	4,344	13,529	10,725
Franchise	2,960	2,736	8,267	7,848
Corporate	(4,986)	(3,678)	(16,678)	(13,957)
(Loss) gain on property and equipment, net	(454)	(180)	1,083	1,989
Add back pension cost included in reporting segments	388	72	1,166	215
Total	$14,045	$13,444	$36,924	$36,629

Interest expense, net—Corporate	$5,061	$5,196	$15,628	$15,711

Depreciation and amortization:
Restaurant	$3,938	$4,058	$12,102	$12,519
Foodservice	705	800	2,161	2,427
Franchise	82	37	220	117
Corporate	911	760	2,673	2,375
Total	$5,636	$5,655	$17,156	$17,438

Other non-cash expense:
Net periodic pension cost	$388	$72	$1,166	$215
Write-downs of property and equipment	307	—	522	289
Total	$695	$72	$1,688	$504

Income from continuing operations before provision for income taxes:
Restaurant	$6,855	$6,092	$17,455	$17,290
Foodservice	4,639	3,544	11,368	8,298
Franchise	2,878	2,699	8,047	7,731
Corporate	(10,958)	(9,634)	(34,979)	(32,043)
(Loss) gain on property and equipment, net	(761)	(180)	561	1,700
Total	$2,653	$2,521	$2,452	$2,976

	For the Nine	For the Year
	Months Ended	Ended
	October 1, 2006	January 1, 2006
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$11,711	$14,674
Foodservice	1,344	1,516
Corporate	977	968
Total	$14,032	$17,158

	October 1, 2006	January 1, 2006
	(in thousands)
Total assets:
Restaurant	$123,227	$131,810
Foodservice	39,474	38,609
Franchise	10,291	7,634
Corporate	50,231	40,189
Total	$223,223	$218,242

7. RELATED PARTY TRANSACTIONS

On May 22, 2006, The Ice Cream Company (“TICC”) purchased, at fair market value, certain assets and leasehold rights for three existing Company-operated restaurants located in Lancaster and York, Pennsylvania.  At closing, TICC was also granted an exclusive right to develop six new Friendly’s restaurants in Lancaster, Chester and Montgomery counties, Pennsylvania by April 2012. Gross proceeds from this transaction were $1,725,000, of which $90,000 was for initial franchise fees, $90,000 was for development fees and $1,545,000 was for the assets and rights at the three existing restaurants. During the nine months ended October 1, 2006, the Company recorded $90,000 as franchise fee revenue and recognized a gain of $1,146,000 related to the sale of the assets.

The owners of TICC are family members of the Company’s Chairman of the Board of Directors. Prior to the closing of this transaction on May 22, 2006, TICC operated three Friendly’s restaurants under franchise agreements with Friendly’s Restaurants Franchise, Inc. (“FRFI”), a subsidiary of Friendly’s.  The terms of the franchise agreements with TICC are identical in all material respects to the terms generally offered to unrelated franchisees of FRFI in the ordinary course of Friendly’s business.

TICC purchases from Friendly’s certain food products used in the normal course of its franchise business.  For the nine months ended October 1, 2006 and October 2, 2005, TICC paid Friendly’s $2,379,000 and $1,621,000, respectively, for franchise royalty fees, marketing fees, food purchases and miscellaneous other products and services.

8. DEBT

Debt at October 1, 2006 and January 1, 2006 consisted of the following (in thousands):

	October 1,	January 1,
	2006	2006

New Senior Notes, 8.375%, due June 15, 2012	$175,000	$175,000
Revolving credit loans, due June 30, 2010	—	—
Mortgage loans, due October 2, 2006 through January 1, 2022	50,273	51,320
Total debt	225,273	226,320
Less: current portion	(1,573)	(1,426)
Total long-term debt	$223,700	$224,894

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

On December 30, 2005, the Company completed a refinancing of the Variable Mortgages (the “Variable Refinancing”). Under the terms of the loan agreement for the Variable Refinancing, the Company borrowed an aggregate sum of $8,500,000 at a variable interest rate equal to the sum of the 90-day LIBOR rate in effect (5.37% at October 1, 2006) plus 4% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The loans under the Variable Mortgages have a maturity date of January 1, 2020 and are being amortized over 14 years.

Pursuant to the terms of the Mortgage Financing, the Company may sell properties securing its obligations provided that other properties are substituted in place of the sold properties.  The substituted properties must meet certain requirements under the terms of the Mortgage Financing.  In August 2005, proceeds of $415,000 and $2,650,000 were received in connection with the sale of two mortgaged properties, of which $400,000 and $1,250,000 of such amounts was placed in escrow pending the inclusion of a substitute property.  As of January 1, 2006, these balances were held as collateral and were included in restricted cash on the accompanying condensed consolidated balance sheet as of January 1, 2006.  In connection with the Variable Refinancing, the mortgage on one of these properties was released and the remaining $400,000 related to the sale of this property was released from escrow during the first quarter of 2006.  A substitution property for the second property was obtained during the second quarter of 2006 in compliance with the substitution agreement. On June 15, 2006, the remaining $1,250,000 was released from escrow.

In September 2005, the Company acquired additional financing secured by its newly constructed Milford, MA restaurant (the “Milford Mortgage”). The financing provided for a real estate improvement and equipment loan. The real estate improvement loan has a principal balance of $821,000 and is amortized over 15 years with a balloon payment due on October 1, 2010. The equipment loan has a principal balance of $294,000 and is amortized over seven years with a balloon payment due on October 1, 2010. The interest rate on the loans is variable and is the sum of the 90-day LIBOR rate in effect (5.37% at October 1, 2006) plus 4% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The variable rate notes are subject to prepayment penalties during the first three years.

All mortgage financings are subject to annual covenants, including various minimum fixed charge coverage ratios.  The Company was in compliance with the covenants for the Variable Mortgages and the Fixed Mortgages as of January 1, 2006.  As of January 1, 2006, the Company was not in compliance with the fixed charge coverage ratio related to the Milford Mortgage. The Company obtained a waiver from the Milford Mortgage lender on March 7, 2006 waiving this covenant requirement for the year ended January 1, 2006.  On April 5, 2006, an amendment was made to the Milford Mortgage changing the fixed charge coverage ratio.  The amendment was effective as of the date of the Loan Agreement, September 30, 2005.

In 2003 and 2004, the Company purchased or redeemed all of its remaining outstanding 10.5% senior notes in a series of transactions. In February 2004, the Company announced a cash tender offer and consent solicitation for $176,000,000 of its 10.5% senior notes which was financed with the proceeds from a $175,000,000 private offering of new 8.375% senior notes (the “Senior Notes”), available cash and its Credit Facility. In March 2004, $127,357,000 of aggregate principal amount of the 10.5% senior notes was purchased at the tender offer and consent solicitation price of 104% of the principal amount and $476,000 of aggregate principal amount of 10.5% senior notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48,144,000 of the 10.5% senior notes was redeemed in accordance with the 10.5% senior notes indenture at 103.5% of the principal amount.

The $175,000,000 of Senior Notes issued in March 2004 are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under the Company’s Credit Facility. The Senior Notes mature on June 15, 2012. Interest on the Senior Notes is payable at 8.375% per annum semi-annually on June 15 and December 15 of each year.  The Senior Notes are redeemable, in whole or in part, at any time on or after June 15, 2008 at FICC’s option at redemption prices from 104.188% to 100.00%, based on the redemption date.  In addition, at any time prior to June 15, 2007, FICC may redeem, subject to certain conditions, up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of one or more qualified equity offerings, as defined, at a redemption price of 108.375% of the principal amount, plus accrued interest.

The Company has a $35,000,000 Credit Facility which is available for borrowings to provide working capital, for issuances of letters of credit and for other corporate needs. As of October 1, 2006 and January 1, 2006, total letters of credit outstanding were $15,974,000. During 2006 and 2005, there were no drawings against the letters of credit.  The revolving credit loans bear interest at the Company’s option at either (a) the base rate plus the applicable margin as in effect from time to time (the “Base Rate”) (10.25% at October 1, 2006) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (9.32% at October 1, 2006). As of October 1, 2006 and January 1, 2006, there were no revolving credit loans outstanding. As of October 1, 2006 and January 1, 2006, $19,026,000 was available for borrowing.

The Credit Facility has an annual “clean-up” provision which obligates the Company to repay in full any and all outstanding revolving credit loans for a period of not less than 15 consecutive days during the period beginning on or after May 1 and ending on or before June 15 (or the next business day, if, in any year, June 15 is not a business day) of each calendar year, such that immediately following the date of such repayment, the amount of all outstanding revolving credit loans shall be zero.  The Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases, liens, mergers, investments and sales of assets and of subsidiary stock. Additionally, the Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires that the Company comply with certain financial covenants. On March 15, 2006, the Company amended and restated the Credit Facility as of December 30, 2005 to, among other things, (i) revise certain financial covenants (including leverage, interest coverage, minimum EBITDA and the deletion of the tangible net worth covenant) beginning with the fourth quarter of 2005 and extending through the Credit Facility maturity date of June 30, 2007 and (ii) permit certain transactions to be excluded from the annual capital expenditures limit.  The Company was in compliance with the covenants in the Credit Facility as of October 1, 2006.

On August 1, 2006, the Company further amended its $35,000,000 Credit Facility to, among other things, (i) extend the maturity date from June 30, 2007 to June 30, 2010, (ii) eliminate the interest coverage requirement and (iii) reduce by .50% to .75% the applicable margin rates at which the revolving credit loans bear interest to a range of 3.00% to 4.00% (depending on the leverage ratio).

The Company incurred approximately $473,000 of costs associated with this amendment to the $35,000,000 Credit Facility which will be deferred and amortized over the life of the amended $35,000,000 Credit Facility.

9. INSURANCE RECOVERY

On February 25, 2003, S. Prestley Blake (“Blake”), holder of approximately 10% of the Company’s outstanding common stock, sued Friendly’s and its Chairman in a purported derivative action in Hampden Superior Court, Massachusetts. The suit alleges breach of fiduciary duty and misappropriation of corporate assets in that Friendly’s paid certain expenses relating to a corporate jet and the Chairman’s use of that jet and use of an office in Illinois.  The suit seeks to require the Chairman to reimburse Friendly’s and for Friendly’s to pay Blake’s attorneys’ fees.  Friendly’s and its Chairman have denied Blake’s allegations and are vigorously defending the lawsuit.

On June 27, 2005, Mr. Blake sent a demand letter to the Company’s Board of Directors demanding that its Board of Directors address his concerns and beliefs that are subject to the litigation filed on February 25, 2003. On July 14, 2005, the Company’s Board of Directors formed a special litigation committee consisting solely of independent directors (the “Committee”) to investigate the concerns and beliefs raised in Blake’s demand letter dated June 27, 2005.  The Committee issued its report on October 24, 2005 and a supplemental report on November 30, 2005.  Based on its findings, the Committee filed a Motion to Dismiss the claims made by Mr. Blake.  On May 24, 2006, the Court denied the Committee’s motion to dismiss and allowed the joinder, as defendants, of current Board members Steven L. Ezzes, Michael J. Daly and Burton J. Manning, and former Board member Charles A. Ledsinger, Jr., and The Restaurant Company, The Restaurant Holding Corporation and TRC Realty, LLC.

On July 26, 2006, director defendants Michael J. Daly, Steven L. Ezzes, and Burton J. Manning, and former director defendant Charles A. Ledsinger, Jr., filed motions to dismiss the claims brought against them for failure to state a claim on the grounds that both the exculpatory provision in the Company’s Restated Articles of Organization and the business judgment rule barred plaintiff’s claims.  The Court heard oral argument on these defendants’ motions on September 20, 2006 and took the motions under advisement.  The Court has set a deadline for fact discovery of May 31, 2007, with a trial, if necessary, to begin on January 7, 2008.

On January 27, 2006, the Company initiated litigation against its insurance carrier to recoup defense expenses related to the Blake litigation.  On September 27, 2006, the Company entered into a settlement agreement with its insurance carrier which provides, in part, for 1) a lump sum payment to settle past disputed expenses and 2) clarification of coverage of future defense expenses related to this matter.

During the quarter ended October 1, 2006, pursuant to the settlement agreement with the Company’s insurance carrier, the Company received insurance recoveries of $550,000 related to costs and expenses incurred related to the above matter.  Additionally, the Company has recorded a receivable for insurance recoveries to the extent defense expenses have been incurred and realization of a related insurance claim is probable. As of October 1, 2006, the receivable for insurance recoveries totaled $646,000.

10. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligation related to the Senior Notes is guaranteed fully and unconditionally by one of FICC’s wholly owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Restaurant Insurance Corporation, Friendly’s Realty I, LLC, Friendly’s Realty II, LLC and Friendly’s Realty III, LLC (collectively, the “Non-guarantor Subsidiaries”). All of the limited liability companies’ (the “LLCs”) assets were owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs’ assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of October 1, 2006 and January 1, 2006 and for the three and nine months ended October 1, 2006 and October 2, 2005 were not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet
As of October 1, 2006
(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$24,528	$1,196	$2,306	$—	$28,030
Restricted cash	—	—	213	—	213
Accounts receivable, net	14,648	1,977	—	—	16,625
Inventories	15,983	—	—	—	15,983
Assets held for sale	1,119	—	—	—	1,119
Deferred income taxes	—	26	—	(26)	—
Prepaid expenses and other current assets	6,298	2,278	7,785	(12,185)	4,176
Total current assets	62,576	5,477	10,304	(12,211)	66,146
Deferred income taxes	—	381	—	(381)	—
Property and equipment, net	95,232	—	41,742	—	136,974
Intangibles and deferred costs, net	16,104	—	2,082	—	18,186
Investments in subsidiaries	2,333	—	—	(2,333)	—
Other assets	1,002	3,252	915	(3,252)	1,917

Total assets	$177,247	$9,110	$55,043	$(18,177)	$223,223

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$9,313	$—	$1,507	$(7,776)	$3,044
Accounts payable	22,221	—	—	—	22,221
Deferred income taxes	131	—	—	(131)	—
Accrued expenses	43,891	4,507	1,281	(4,186)	45,493
Total current liabilities	75,556	4,507	2,788	(12,093)	70,758
Deferred income taxes	276	—	—	(276)	—
Long-term obligations, less current maturities	181,049	—	47,703	—	228,752
Other long-term liabilities	56,964	1,067	5,755	(3,475)	60,311
Stockholders’ (deficit) equity	(136,598)	3,536	(1,203)	(2,333)	(136,598)

Total liabilities and stockholders’ (deficit) equity	$177,247	$9,110	$55,043	$(18,177)	$223,223

Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended October 1, 2006
(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$138,783	$3,101	$—	$—	$141,884

Costs and expenses:
Cost of sales	53,221	—	—	—	53,221
Labor and benefits	35,972	—	—	—	35,972
Operating expenses and write-downs of property and equipment	30,483	—	(1,641)	—	28,842
General and administrative expenses	9,220	1,154	—	—	10,374
Depreciation and amortization	5,085	—	551	—	5,636
Gain on franchise sales of restaurant operations and properties	(80)	—	—	—	(80)
Loss on disposals of other property and equipment, net	473	—	61	—	534
Interest expense, net	3,974	—	1,087	—	5,061
Other income	(329)	—	—	—	(329)

Income (loss) before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	764	1,947	(58)	—	2,653

Benefit from (provision for) income taxes	205	(798)	(57)	—	(650)

Income (loss) from continuing operations	969	1,149	(115)	—	2,003

Loss from discontinued operations	(32)	—	—	—	(32)

Income (loss) before equity in net income of consolidated subsidiaries	937	1,149	(115)	—	1,971

Equity in net income of consolidated subsidiaries	1,034	—	—	(1,034)	—

Net income (loss)	$1,971	$1,149	$(115)	$(1,034)	$1,971

Supplemental Condensed Consolidating Statement of Operations
For the Nine Months Ended October 1, 2006
(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$400,314	$8,775	$—	$—	$409,089

Costs and expenses:
Cost of sales	153,545	—	—	—	153,545
Labor and benefits	108,927	—	—	—	108,927
Operating expenses and write- downs of property and equipment	84,787	—	(4,915)	—	79,872
General and administrative expenses	29,455	3,465	—	—	32,920
Depreciation and amortization	15,515	—	1,641	—	17,156
Gain on franchise sales of restaurant operations and properties	(2,091)	—	—	—	(2,091)

Loss on disposals of other property and equipment, net	845	—	164	—	1,009
Interest expense, net	12,375	—	3,253	—	15,628
Other income	(329)	—	—	—	(329)

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(2,715)	5,310	(143)	—	2,452

Benefit from (provision for) income taxes	1,446	(2,177)	(169)	—	(900)

(Loss) income from continuing operations	(1,269)	3,133	(312)	—	1,552

Income from discontinued operations, net of income tax expense	3,258	—	—	—	3,258

Income (loss) before equity in net income of consolidated subsidiaries	1,989	3,133	(312)	—	4,810

Equity in net income of consolidated subsidiaries	2,821	—	—	(2,821)	—

Net income (loss)	$4,810	$3,133	$(312)	$(2,821)	$4,810

Supplemental Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended October 1, 2006
(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$17,745	$416	$3,287	$(706)	$20,742

Cash flows from investing activities:
Purchases of property and equipment	(13,167)	—	(865)	—	(14,032)
Proceeds from sales of property and equipment	9,396	—	—	—	9,396
Return of investment in subsidiary	677	—	—	(677)	—
Net cash used in investing activities	(3,094)	—	(865)	(677)	(4,636)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	8,000	—	—	—	8,000
Repayments of obligations	(9,112)	—	(1,004)	—	(10,116)
Payments of deferred financing costs	(636)	—	—	—	(636)
Stock options exercised	79	—	—	—	79
Reinsurance payments made from deposits	—	—	(706)	706	—
Dividends paid	—	—	(677)	677	—
Net cash used in financing activities	(1,669)	—	(2,387)	1,383	(2,673)

Net increase in cash and cash equivalents	12,982	416	35	—	13,433

Cash and cash equivalents, beginning of period	11,546	780	2,271	—	14,597

Cash and cash equivalents, end of period	$24,528	$1,196	$2,306	$—	$28,030

Supplemental disclosures:
Interest paid	$8,245	$—	$3,210	$—	$11,455
Income taxes (refunded) paid	(3,078)	2,579	171	—	(328)
Non-cash dividend paid to parent	5,000	(5,000)	—	—	—

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

Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended October 2, 2005
(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$138,305	$2,836	$—	$—	$141,141

Costs and expenses:
Cost of sales	53,537	—	—	—	53,537
Labor and benefits	37,260	—	—	—	37,260
Operating expenses and write- downs of property and equipment	30,271	—	(1,749)	—	28,522
General and administrative expenses	7,106	1,155	1	—	8,262
Depreciation and amortization	5,103	—	552	—	5,655
Loss on franchise sales of restaurant operations and properties	7	—	—	—	7
Loss (gain) on disposals of other property and equipment, net	2,337	—	(2,156)	—	181
Interest expense, net	4,064	—	1,132	—	5,196

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(1,380)	1,681	2,220	—	2,521

Benefit from (provision for) income taxes	642	(689)	(54)	—	(101)

(Loss) income from continuing operations	(738)	992	2,166	—	2,420

Income from discontinued operations, net of income tax expense	987	—	—	—	987

Income before equity in net income of consolidated subsidiaries	249	992	2,166	—	3,407

Equity in net income of consolidated subsidiaries	3,158	—	—	(3,158)	—

Net income	$3,407	$992	$2,166	$(3,158)	$3,407

Supplemental Condensed Consolidating Statement of Operations
For the Nine Months Ended October 2, 2005
(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$399,575	$8,322	$—	$—	$407,897

Costs and expenses:
Cost of sales	155,011	—	—	—	155,011
Labor and benefits	110,820	—	—	—	110,820
Operating expenses and write- downs of property and equipment	84,947	—	(5,247)	—	79,700
General and administrative expenses	24,773	3,465	1	—	28,239
Depreciation and amortization	15,771	—	1,667	—	17,438
Gain on franchise sales of restaurant operations and properties	(2,521)	—	—	—	(2,521)
Loss (gain) on disposals of other property and equipment, net	2,679	—	(2,156)	—	523
Interest expense, net	12,334	—	3,377	—	15,711

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(4,239)	4,857	2,358	—	2,976

Benefit from (provision for) income taxes	1,627	(1,991)	(161)	—	(525)

(Loss) income from continuing operations	(2,612)	2,866	2,197	—	2,451

Income from discontinued operations, net of income tax expense	487	—	—	—	487

(Loss) income before equity in net income of consolidated subsidiaries	(2,125)	2,866	2,197	—	2,938

Equity in net income of consolidated subsidiaries	5,063	—	—	(5,063)	—

Net income	$2,938	$2,866	$2,197	$(5,063)	$2,938

Supplemental Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended October 2, 2005
(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$20,437	$(190)	$676	$(634)	$20,289

Cash flows from investing activities:
Purchases of property and equipment	(11,511)	—	—	—	(11,511)
Proceeds from sales of property and equipment	3,358	—	2,872	—	6,230
Purchases of marketable securities	(499)	—	—	—	(499)
Proceeds from sales of marketable securities	163	—	—	—	163
Return of investment in subsidiary	378	—	—	(378)	—
Net cash (used in) provided by investing activities	(8,111)	—	2,872	(378)	(5,617)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	16,250	—	—	—	16,250
Proceeds from issuance of mortgage	1,115	—	—	—	1,115
Repayments of obligations	(21,399)	—	(903)	—	(22,302)
Payments of deferred financing costs	(43)	—	—	—	(43)
Stock options exercised	1,037	—	—	—	1,037
Reinsurance deposits received	—	—	114	(114)	—
Reinsurance payments made from deposits	—	—	(748)	748	—
Dividends paid	—	—	(378)	378	—
Net cash used in financing activities	(3,040)	—	(1,915)	1,012	(3,943)

Net increase (decrease) in cash and cash equivalents	9,286	(190)	1,633	—	10,729

Cash and cash equivalents, beginning of period	9,873	1,360	2,172	—	13,405

Cash and cash equivalents, end of period	$19,159	$1,170	$3,805	$—	$24,134

Supplemental disclosures:
Interest paid	$7,982	$—	$3,396	$—	$11,378
Income taxes (refunded) paid	(2,057)	2,584	159	—	686
Capital lease obligations terminated	51	—	—	—	51

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

Forward Looking Statements

Statements contained herein that are not historical facts constitute “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “plans,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward looking statements.  Forward looking statements include, but are not limited to, statements relating to the sufficiency of our capital resources, changes in commodity prices, anticipated capital expenditures, costs and expenses of litigation, including anticipated insurance recoveries relating to litigation, anticipated pension plan contributions, our plans with respect to restaurant openings, closings, re-imagings and re-franchisings, our ability to find a suitable replacement chief executive officer and estimates and assumptions used in the preparation of our financial statements.  All forward looking statements are subject to known and unknown risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated. These factors include: our highly competitive business environment; exposure to fluctuating commodity prices; risks associated with the foodservice industry, such as changes in consumer tastes and adverse publicity resulting from food quality, illness, injury or other health concerns; the ability to retain and attract new and qualified employees; government regulations; high geographic concentration in the Northeast and its attendant weather patterns; conditions needed to meet restaurant re-imaging and new opening targets; risks and uncertainties arising out of accounting estimates and adjustments; our ability to service our debt and other obligations; our ability to meet ongoing financial covenants contained in our debt instruments, loan agreements, leases and other long-term commitments; and costs associated with improved service and other initiatives. Other factors that may cause actual results to differ from the forward looking statements contained herein and that may affect our prospects in general are included in our other filings with the Securities and Exchange Commission. We are not obligated to update any forward looking statements, whether as a result of new information, future events or otherwise.

Overview

Our revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail locations and franchising. As of October 1, 2006, we operated 307 full-service restaurants, franchised 210 full-service restaurants and seven non-traditional units and manufactured a full line of premium ice cream dessert products distributed through more than 4,500 supermarkets and other retail locations in 13 states.

Following is a summary of the Company-operated and franchised units:

	For the Three Months Ended		For the Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Company Units:
Beginning of period	309	332	314	347
Openings	—	—	2	1
Refranchised closings	(2)	—	(6)	(10)
Closings	—	(2)	(3)	(8)
End of period	307	330	307	330

Franchised Units:
Beginning of period	217	205	213	195
Refranchised openings	2	—	6	10
Openings	1	—	2	2
Closings	(3)	—	(4)	(2)
End of period	217	205	217	205

Discontinued Operations

During December 2005, we closed seven restaurants and committed to a plan to sell those seven restaurants as well as four restaurants that were closed in 2004. During the nine months ended October 1, 2006, we sold seven of these restaurants.  At October 1, 2006, the remaining four properties and one additional property closed during the nine months ended October 1, 2006 met the criteria for “held for sale” as defined in SFAS No. 144.

In accordance with SFAS No. 144, the results of operations of the seven properties that were disposed of during the nine months ended October 1, 2006 and the 14 properties that were disposed of during 2005 and the related net gain on the disposals, as well as the results of operations of the properties held for sale at October 1, 2006, were reported separately as discontinued operations.

Three Months Ended October 1, 2006 Compared With Three Months Ended October 2, 2005

Revenues:

Total revenues - Total revenues increased $0.8 million, or 0.5%, to $141.9 million for the three months ended October 1, 2006 from $141.1 million for the same quarter in 2005.

Restaurant revenues - Restaurant revenues decreased $1.8 million, or 1.7%, to $104.8 million for the three months ended October 1, 2006 from $106.6 million for the same period in 2005. Comparable Company-operated restaurant revenues during this period increased by $0.8 million, or 1.7% compared to the 4.0% decline experienced in the third quarter of 2005 following higher prices for gasoline, especially during the three weeks in September 2005 post hurricane Katrina.  The opening of three new restaurants over the past 15 months increased revenues by $1.0 million.  These increases were more than offset by the closing of three locations and the re-franchising of 11 locations over the past 15 months resulting in declines of $0.6 million and $3.0 million, respectively, in restaurant revenues in the third quarter of 2006 as compared to the same period in 2005.

There were no new restaurants opened during the third quarters of 2006 or 2005; a total of 36 restaurants were remodeled during the 2006 quarter as compared to two restaurants remodeled during the 2005 quarter.

Foodservice revenues - Foodservice revenues (product sales to franchisees and retail customers) increased $2.1 million, or 6.7%, to $32.9 million for the three months ended October 1, 2006 from $30.8 million for the three months ended October 2, 2005. Sales to foodservice retail supermarket customers increased $0.9 million in the three months ended October 1, 2006 compared to the same period in 2005. Case volume was up 14.4% during the three month period ended October 1, 2006 from the same quarter in 2005 primarily driven by increased promotional activity in key New England accounts and the continued development and growth of our retail cake business.  An increase in promotional trade spending and sales allowances of 5.0% of sales during the quarter partially offset the increase in revenues resulting from the increased volume.  Franchised restaurant product revenue increased by $1.2 million. Revenues from product sales to franchisees increased due to the additional number of operating franchised restaurants, 217 at the end of the third quarter of 2006 compared to 205 at the end of the third quarter of 2005; however, this was partially offset by lower product shipments resulting from a 1.7% reduction in comparable franchised restaurant revenues during the quarter.

Franchise revenues - Franchise revenues increased $0.4 million, or 11.8%, to $4.2 million for the three months ended October 1, 2006 compared to $3.8 million for the same period in 2005.

Royalties of $3.0 million during the third quarter of 2006 increased by $0.1 million compared to the same period in 2005. Total royalties increased due to the opening of six new franchised restaurants and the re-franchising of 11 restaurants during the last 15 months, but were partially offset by the closing of five under-performing locations during the same period and a 1.7% reduction in comparable franchised restaurant revenues which was experienced during the third quarter of 2006.

Initial franchise fees of $0.1 million increased by $0.1 million for the three months ended October 1, 2006 when compared to the same period in 2005, resulting from the refranchising of two Company-operated locations and one new location opening during the quarter ended October 1, 2006, against no refranchised or new location openings during the quarter ended October 2, 2005.

Rental income for leased and subleased franchise locations increased by $0.2 million to a total of $1.1 million for the three months ended October 1, 2006 from the same period in 2005, due to an increase in the number of operating franchised restaurants.

Cost of sales:

Cost of sales decreased $0.3 million, or 0.6%, to $53.2 million for the three months ended October 1, 2006 from $53.5 million for the same period in 2005. Cost of sales as a percentage of total revenues was 37.5% and 37.9% for the three months ended October 1, 2006 and October 2, 2005, respectively. This improvement resulted from a combination of lower cost of sales within the restaurant segment of 1.1% and lower cost of sales within the foodservice segment of 0.9%, which was partially offset due to a slightly unfavorable shift in sales mix away from Company restaurant revenues (which carried a lower cost of sales percentage of 26.2%) to foodservice revenues (which carried a higher cost of sales percentage of 78.5%) during the third quarter of 2006. Company restaurant revenues declined as a percentage of total revenue from 75.5% in the third quarter of 2005 to 73.9% in the third quarter of 2006, while foodservice revenues increased as a percentage of total revenues from 21.8% in the third quarter of 2005 to 23.2% in the third quarter of 2006.

Restaurant cost of sales as a percentage of restaurant revenues decreased to 26.2% in the third quarter of 2006 from 27.3% in the third quarter of 2005. This improvement was due to menu price increases of approximately 3.9% and product re-formulations, as overall prices for food commodities were generally flat against the prior year quarter.  Decreases in commodity prices for certain meat, poultry, fish and dairy products (primarily cream) were offset by increases in commodity prices for certain other food product categories, such as frozen foods (french fries) and beverages.

Foodservice cost of sales as a percentage of foodservice revenues decreased to 78.5% in the third quarter of 2006 from 79.4% in the third quarter of 2005. This improvement is primarily a result of lower cream costs in the third quarter of 2006 compared to the same period in 2005.

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

The overall cost of cream was approximately $1.4 million lower in the three month period ended October 1, 2006 (weighted average price of $1.18 per pound) when compared to the same period in 2005 (weighted average price of $1.62 per pound); additionally, market gains on cash-settled butter futures contracts were $0.1 million greater than the losses experienced on butter future contracts during the third quarter of 2005.  Approximately 70% of this $1.5 million net cost of sales benefit in the third quarter, or approximately $1.0 million, was reported within our foodservice segment.

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

For the remainder of 2006, we expect that cream prices will be lower than the prices experienced for the same period in 2005 due to the wide spread in the nearby futures market compared to the actual prices of late last year.

On September 19, 2005, the Chicago Mercantile Exchange launched the first electronically traded, cash-settled butter futures contract.  This new futures contract is designed to meet the needs of food and dairy companies that have exposure to butterfat price risk but do not want to expose themselves to the possibility of being compelled to take physical delivery of butter.  The size of the contract is 20,000 pounds of AA butter, versus the traditional butter futures contract, which is 40,000 pounds.  The contract is cash settled based upon the USDA monthly weighted average price for butter in the United States.  With this new type of futures contract, there is no risk of delivery of butter; therefore, it offers us the ability to hedge the price risk of cream (on a butter basis) without having to take delivery of commodity butter.  We have evaluated this new hedging instrument and believe it is an attractive way to hedge the price risk related to cream. At October 1, 2006, we held 56 contracts spread over the remaining months of 2006. These contracts correspond to approximately 20% of our anticipated cream purchases for the remainder of the year. Additionally, we held 26 contracts spanning the period of January 2007 to June 2007, which provide approximately 13% coverage for that time period’s manufacturing requirements.

Labor and benefits:

Labor and benefits, which were only reported within our restaurant segment, decreased $1.3 million, or 3.5%, to $36.0 million for the three months ended October 1, 2006 from $37.3 million for the three months ended October 2, 2005. As a percentage of total revenues, labor and benefits decreased to 25.4% in the third quarter of 2006 from 26.4% in the third quarter of 2005. This reduction was primarily due to the shift in sales mix away from Company restaurant revenues to foodservice revenues and to a decrease in labor and benefits as a percentage of Company restaurant revenue to 34.3% in the third quarter of 2006 as compared to 35.0% in the third quarter of 2005.

Labor decreased by 0.7% of Company restaurant revenues, primarily related to menu price increases of 3.9%, which offset an approximately 1.7% increase in average hourly rates of crew level employees and an increase in general manager compensation of 6.5% due to higher bonuses realized from the positive comparable Company restaurant revenues achieved during the quarter.  Fringe benefits decreased by 0.1% of Company restaurant revenues, due mostly to a slight reduction in group insurance related claims.

Operating expenses:

Operating expenses remained flat at $28.5 million for the three months ended October 1, 2006 and October 2, 2005. Operating expenses as a percentage of total revenues were 20.1% and 20.2% in the 2006 and 2005 periods, respectively. A significant portion of these expenses ($27.3 million in both 2006 and 2005) were reported within our restaurant segment. In the third quarter of 2006, these costs consisted of $4.1 million in supplies, $5.3 million in utilities, $3.6 million in maintenance and cleaning, $5.3 million in advertising, $5.4 million in occupancy and $3.6 million in other restaurant expenses. A decrease of $0.4 million in advertising costs during the third quarter of 2006 offset a $0.4 million increase in utilities.

General and administrative expenses:

General and administrative expenses increased $2.1 million, or 25.6%, to $10.4 million for the three months ended October 1, 2006 from $8.3 million for the three months ended October 2, 2005. General and administrative expenses as a percentage of total revenues increased to 7.3% in the 2006 period from 5.9% in the 2005 period. The $2.1 million increase is primarily the result of increases in bonus ($1.9 million) as the majority of bonus expense was reversed in the 2005 quarter as a result of our shortfall to plan, severance costs ($0.6 million), employment agency fees ($0.2 million), pension costs ($0.1 million) and stock compensation expense ($0.1 million).  These increases were partially offset by reduced legal fees ($0.3 million) and lower other professional services ($0.4 million).

Effective September 28, 2006, John Cutter resigned as our President and Chief Executive Officer to pursue other interests. We have recorded estimated separation costs of $0.6 million associated with his resignation.  These separation costs account for the majority of the severance costs above.

The decrease in legal fees was primarily due to insurance recoveries received pursuant to a settlement agreement with our insurance company in connection with costs and expenses we have incurred in the defense of the ongoing shareholder derivative lawsuit brought by S. Prestley Blake against us and certain of our directors.  Pursuant to the settlement agreement, during the quarter ended October 1, 2006, we received insurance recoveries of $0.5 million for costs and expenses incurred and we recorded a receivable in the amount of $0.6 million for expected additional insurance recoveries.  Although we have received certain insurance recoveries and may receive additional recoveries in the future, we expect to continue to incur additional legal fees in the defense of this lawsuit.

Stock-based compensation expense:

On January 2, 2006, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), using the modified prospective application method. Compensation cost was calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make several assumptions, including volatility. We have considered the guidance in SFAS No. 123R and believe that our historical estimated volatility is materially indicative of expectations about future volatility.

During the three months ended October 1, 2006, we recognized $0.1 million of total stock-based compensation expense as a result of the adoption of SFAS No. 123R, which was included in general and administrative expenses.  We expect to recognize an additional $0.1 million of stock compensation expense during the remainder of 2006 related to the awards outstanding at October 1, 2006.

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

As of October 1, 2006, there was $0.9 million of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of 2.2 years.

See Note 3 of Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 123R.

Write-downs of property and equipment:

During the three months ended October 1, 2006, we determined that the carrying value of one restaurant property exceeded the estimated fair value less costs to sell and the carrying value was reduced by $0.3 million accordingly.  There were no such write-downs during the quarter ended October 2, 2005.

Depreciation and amortization:

Depreciation and amortization was $5.6 million and $5.7 million for the three months ended October 1, 2006 and October 2, 2005, respectively. Depreciation and amortization as a percentage of total revenues was 4.0% in both the 2006 and 2005 quarters.

(Gain) loss on franchise sales of restaurant operations and properties:

During the three months ended October 1, 2006, we recognized a gain of $0.1 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in one existing Company-operated restaurant located in Metuchen, New Jersey.

Loss on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net was $0.5 million and $0.2 million for the three months ended October 1, 2006 and October 2, 2005, respectively.  The table below identifies the components of the loss on disposals of other property and equipment, net as shown on the accompanying condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	October 1,	October 2,
	2006	2005
Restaurant equipment assets retired due to remodeling	$438	$—
Restaurant equipment assets retired due to replacement	80	51
Gain due to restaurant flood	(5)	—
All other	21	130
Loss on disposals of other property and equipment, net	$534	$181

Interest expense, net:

Interest expense, net of capitalized interest and interest income, was $5.1 million and $5.2 million for the three months ended October 1, 2006 and October 2, 2005, respectively. The decrease in interest expense in the 2006 period compared to the same period in 2005 was primarily due to increased interest income as a result of increased cash and lower interest rates on our mortgage financing.

Other income:

During the three months ended October 1, 2006, we received $0.1 million in settlement of a title insurance class action lawsuit in which we were a class member.  Additionally, we received confirmation of a $0.2 million settlement related to a Mastercard/Visa class action lawsuit in which we were a class member.

Provision for income taxes:

The provision for income taxes was $0.7 million for the three months ended October 1, 2006. As a result of our intent to continue recording a full valuation allowance on tax benefits until we can sustain an appropriate level of profitability, the provision was based on an estimate of our current taxes payable through the third quarter of 2006. The provision for income taxes was $0.1 million, an effective tax rate of 4.0%, for the three months ended October 2, 2005.

Income from continuing operations:

Income from continuing operations was $2.0 million and $2.4 million for the three months ended October 1, 2006 and October 2, 2005, respectively, for the reasons discussed above.

(Loss) income from discontinued operations:

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

Reported in discontinued operations were the results of operations of the seven properties that were disposed of during the nine months ended October 1, 2006, the 14 properties disposed of during 2005 and the related net gain on disposals, as well as the results of operations of the properties held for sale at October 1, 2006.  For the quarters ended October 1, 2006 and October 2, 2005, this consisted of the following (in thousands):

	For the Three Months Ended
	October 1,	October 2,
	2006	2005
Net sales	$—	$2,416

Operating loss	(43)	(280)
Gain on disposals of property and equipment	11	1,952
Income tax expense	—	(685)
(Loss) income from discontinued operations	$(32)	$987

Nine Months Ended October 1, 2006 Compared With Nine Months Ended October 2, 2005

Revenues:

Total revenues - Total revenues increased $1.2 million, or 0.3%, to $409.1 million for the nine months ended October 1, 2006 from $407.9 million for the same period in 2005.

Restaurant revenues - Restaurant revenues decreased $3.8 million, or 1.2%, to $305.4 million for the nine months ended October 1, 2006 from $309.2 million for the same period in 2005. Comparable Company-operated restaurant revenues during this period increased by $2.9 million, or 1.4%.  Increases occurred in most dayparts, with the largest occurring during the dinner and afternoon snack periods.  Operating days lost due to weather closings were lower in 2006 when compared to 2005 as most markets in New England recorded higher than normal snowfall during the first quarter of 2005.  Additionally, the opening of four new restaurants over the past 21 months increased revenues by $3.5 million.  These increases were more than offset by the closing of three locations and the re-franchising of 14 locations over the past 18 months resulting in declines of $1.5 million and $8.7 million, respectively, in restaurant revenues in the nine months ended October 1, 2006 as compared to the same period in 2005.

There were two new restaurants opened during the nine months ended October 1, 2006 compared to one new restaurant opened during the same period in 2005. There were 59 and nine restaurants remodeled during the 2006 period and the 2005 period, respectively.

Foodservice revenues—Foodservice revenues (product sales to franchisees and retail customers) increased $4.1 million, or 4.6%, to $91.9 million for the nine months ended October 1, 2006 from $87.8 million for the nine months ended October 2, 2005. Sales to foodservice retail supermarket customers increased $1.5 million in the nine months ended October 1, 2006 compared to the same period in 2005. While case volume was up 6.2% primarily driven by increased promotional activity in key New England accounts and the continued development and growth of our retail cake business, higher promotional trade spending and sales allowances of 2.5% of sales during the period slightly offset the revenue increase resulting from the volume growth.  Franchised restaurant product revenue increased $2.6 million. Revenues from product sales to franchisees increased due to the additional number of operating franchised restaurants, 217 at the end of the nine months ended October 2, 2006 compared to 205 at the end of the nine months ended October 1, 2005; however, this increase in revenues was partially offset by lower product case shipments resulting from a 1.7% reduction in comparable franchised restaurant revenues during the first nine months of 2006 compared to the same period in 2005.

Franchise revenues— Franchise revenues increased $0.9 million, or 8.7%, to $11.8 million for the nine months ended October 1, 2006 compared to $10.9 million for the same period in 2005.

Royalties of $8.5 million increased $0.5 million for the nine months ended October 1, 2006 as compared to the same period in 2005 due primarily to the opening of eight new franchise restaurants and 14 re-franchised restaurants during the last 18 months. The closing of six under-performing locations during the same period had little impact.  This increase in royalties was partially offset, however, by a 1.7% reduction in comparable franchised restaurant revenues which was experienced during the nine months ended October 1, 2006, compared to the 1.4% increase in comparable franchised restaurant revenues experienced in the nine months ended October 2, 2005.

Initial franchise fees of $0.3 million increased $0.1 million during the nine months ended October 1, 2006 when compared to the same period in 2005, resulting from the re- franchising of six Company-operated locations, including three to The Ice Cream Company (“TICC”) and two new location openings during the nine months ended October 1, 2006, against the refranchising of four Company-operated locations and two new location openings during the nine months ended October 2, 2005.

On May 22, 2006, TICC purchased, at fair market value, certain assets and leasehold rights for three existing Company-operated restaurants located in Lancaster and York, Pennsylvania.  At closing, TICC was also granted an exclusive right to develop six new Friendly’s restaurants in Lancaster, Chester and Montgomery counties, Pennsylvania by April 2012. Gross proceeds from this transaction were $1.7 million, of which $0.1 million was for initial franchise fees, $0.1 million was for development fees and $1.5 million was for the assets and rights at the three existing restaurants. During the nine months ended October 1, 2006, the Company recorded $0.1 million as franchise fee revenue.

The owners of TICC are family members of the Company’s Chairman of the Board of Directors. Prior to the closing of this transaction on May 22, 2006, TICC operated three Friendly’s restaurants under franchise agreements with Friendly’s Restaurants Franchise, Inc. (“FRFI”), a subsidiary of Friendly’s.  The terms of the franchise agreements with TICC are identical in all material respects to the terms generally offered to unrelated franchisees of FRFI in the ordinary course of Friendly’s business.

Rental income for leased and subleased franchise locations increased $0.5 million, to a total of $3.0 million, for the nine months ended October 1, 2006 primarily due an increase in the number of operating franchised restaurants.

Cost of sales:

Cost of sales decreased $1.5 million, or 0.9%, to $153.5 million for the nine months ended October 1, 2006 from $155.0 million for the same period in 2005. Cost of sales as a percentage of total revenues was 37.5% and 38.0% for the nine months ended October 1, 2006 and October 2, 2005, respectively. This improvement resulted from a combination of a reduction of cost of sales within the restaurant segment of 0.8% and a reduction of cost of sales within the foodservice segment of 1.6%, which was partially offset due to a slightly unfavorable shift in sales mix away from Company restaurant revenues (which carried a lower cost of sales percentage of 26.3%) to foodservice revenues (which carried a higher cost of sales percentage of 79.6%) during the nine months ended October 1, 2006. Company restaurant revenues declined as a percentage of total revenue from 75.8% in the 2005 period to 74.7% in the 2006 period, while foodservice revenues increased as a percentage of total revenues from 21.5% in the 2005 period to 22.5% in the 2006 period.

Restaurant cost of sales as a percentage of restaurant revenues decreased to 26.3% for the nine months ended October 1, 2006 from 27.1% for the same period in 2005. This improvement was due to menu price increases and product re-formulations, as overall prices for food commodities were generally flat against the prior year.  Decreases in commodity prices for certain meat, poultry, fish and dairy products (primarily cream) were offset by increases in commodity prices for certain other food product categories, such as frozen foods (french fries) and beverages.

Foodservice cost of sales as a percentage of foodservice revenues decreased to 79.6% in the nine months ended October 1, 2006 from 81.2% in the nine months ended October 2, 2005. This improvement was primarily a result of lower cream costs in the 2006 period compared to the same period in 2005.

The overall cost of cream was approximately $3.2 million lower in the nine month period ended October 1, 2006 (weighted average price of $1.22 per pound) when compared to the same period in 2005 (weighted average price of $1.63 per pound); however, market losses on cash-settled butter futures contracts were $0.2 million greater than the losses experienced on butter future contracts during the nine months ended October 2, 2005.  Approximately 70% of this $3.0 million net cost of sales benefit on a year to date basis, or approximately $2.1 million, was reported within our foodservice segment.

Labor and benefits:

Labor and benefits, which were only reported within our restaurant segment, decreased $1.9 million, or 1.7%, to $108.9 million for the nine months ended October 1, 2006 from $110.8 million for the nine months ended October 2, 2005. As a percentage of total revenues, labor and benefits decreased to 26.6% for the nine months ended October 1, 2006 from 27.2% for the nine months ended October 2, 2005. This reduction was due entirely to the shift in sales mix away from Company restaurant revenues to foodservice revenues. Labor and benefits, as a percentage of Company restaurant revenue only, decreased marginally to 35.7% for the nine months ended October 1, 2006 from 35.8% for the same period in 2005.

Operating expenses:

Operating expenses were $79.4 million for both nine month periods ended October 1, 2006 and October 2, 2005. Operating expenses as a percentage of total revenues were 19.4% and 19.5% in the 2006 and 2005 periods, respectively. A significant portion of these expenses ($75.4 million in 2006 and $75.5 million in 2005) were reported within our restaurant segment. In the nine months ended October 1, 2006, these costs consisted of $11.7 million in supplies, $14.9 million in utilities, $10.1 million in maintenance and cleaning, $11.7 million in advertising, $16.0 million in occupancy and $11.0 million in other restaurant expenses. Decreases in advertising and maintenance and cleaning costs of $1.3 million and $0.4 million, respectively, were offset by higher costs for utilities and other restaurant expenses of $1.6 million and $0.1 million, respectively, in the 2006 period when compared to the 2005 period.

General and administrative expenses:

General and administrative expenses were $32.9 million and $28.2 million for the nine months ended October 1, 2006 and October 2, 2005, respectively. General and administrative expenses as a percentage of total revenues increased to 8.0% in the 2006 period from 6.9% in the 2005 period. The $4.7 million increase was primarily the result of increases in bonus ($2.1 million) as the majority of bonus expense was reversed in the 2005 period as a result of our shortfall to plan, severance costs ($1.0 million), pension costs ($0.5 million), stock compensation expense ($0.2 million) and legal fees ($0.4 million).

Effective September 28, 2006, John Cutter resigned as our President and Chief Executive Officer to pursue other interests. We have recorded estimated separation costs of $0.6 million associated with his resignation.  These separation costs account for the majority of the severance costs noted above.

The increase in legal fees was primarily due to the ongoing shareholder derivative lawsuit filed by S. Prestley Blake against us and certain of our directors.  Pursuant to a settlement agreement with our insurance company in connection with costs and expenses we have incurred in the defense of this lawsuit, during the quarter ended October 1, 2006, we received insurance recoveries of $0.5 million and we recorded a receivable in the amount of $0.6 million for expected additional insurance recoveries.  Although we have received certain insurance recoveries and may receive additional recoveries in the future, we expect to continue to incur additional legal fees in the defense of this lawsuit.

Stock-based compensation expense:

During the nine months ended October 1, 2006, we recognized $0.3 million of total stock-based compensation expense as a result of the adoption of SFAS No. 123R, which was included in general and administrative expenses.  We expect to recognize an additional $0.1 million of stock compensation expense during the remainder of 2006 related to the awards outstanding at October 1, 2006.

As of October 1, 2006, there was $0.9 million of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of 2.2 years.

See Note 3 of Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 123R.

Write-downs of property and equipment:

Write-downs of property and equipment were $0.5 million and $0.3 million in the nine months ended October 1, 2006 and October 2, 2005, respectively. During the nine months ended October 1, 2006, we determined that the carrying values of two restaurant properties exceeded their estimated fair values less costs to sell and the carrying values were reduced by an aggregate of $0.5 million accordingly.  During the nine months ended October 2, 2005, the Company identified two restaurant properties to be disposed of other than by sale and determined that the carrying values of these restaurant properties exceeded their estimated undiscounted cash flows.  The carrying values were reduced by an aggregate of $0.3 million accordingly.

Depreciation and amortization:

Depreciation and amortization was $17.2 million and $17.4 million for the nine months ended October 1, 2006 and October 2, 2005, respectively. Depreciation and amortization as a percentage of total revenues was 4.2% and 4.3% in the 2006 and 2005 periods, respectively. The 2005 period was higher primarily due to a reduction of the lives of leasehold improvement assets as a result of management decisions to close certain leased properties sooner than previously anticipated.

Gain on franchise sales of restaurant operations and properties:

Gain on franchise sales of restaurant operations and properties was $2.1 million and $2.5 million in the nine months ended October 1, 2006 and October 2, 2005, respectively. During the nine months ended October 1, 2006, we recognized gains of $2.1 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in five existing Company-operated restaurants.  During the nine months ended October 2, 2005, we recognized a gain of $2.5 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in four existing Company-operated restaurants.

Loss on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net was $1.0 million and $0.5 million for the nine months ended October 1, 2006 and October 2, 2005, respectively.  The table below identifies the components of the loss on disposals of other property and equipment, net as shown on the accompanying condensed consolidated statements of operations (in thousands):

	For the Nine Months Ended
	October 1,	October 2,
	2006	2005
Restaurant equipment assets retired due to remodeling	$734	$220
Restaurant equipment assets retired due to replacement	222	146
Gain due to restaurant flood	(53)	—
All other	106	157
Loss on disposals of other property and equipment, net	$1,009	$523

Interest expense, net:

Interest expense, net of capitalized interest and interest income, was $15.6 million and $15.7 million for the nine months ended October 1, 2006 and October 2, 2005, respectively. The decrease in interest expense in the 2006 period compared to the same period in 2005 was primarily due to reduced amounts of interest on capital leases and lower interest rates on our mortgage financing. Total outstanding debt, including capital lease and finance obligations, decreased from $234.9 million at October 2, 2005 to $231.8 million at October 1, 2006.

Other income:

During the nine months ended October 1, 2006, we received $0.1 million in settlement of a title insurance class action lawsuit in which we were a class member.  Additionally, we received confirmation of a $0.2 million settlement related to a Mastercard/Visa class action lawsuit in which we were a class member.

Provision for income taxes:

The provision for income taxes was $0.9 million for the nine months ended October 1, 2006. As a result of our intent to continue recording a full valuation allowance on tax benefits until we can sustain an appropriate level of profitability, the provision was based on an estimate of our current taxes payable through the third quarter of 2006.

The provision for income taxes was $0.5 million for the nine months ended October 2, 2005. The $0.5 million tax provision included $0.3 million of tax expense allocated specifically to continuing operations increased by an additional $0.2 million resulting from certain items then being discussed with the IRS, which have since been resolved.

Income from continuing operations:

Income from continuing operations was $1.6 million for the nine months ended October 1, 2006 compared to income from continuing operations of $2.5 million for the nine months ended October 2, 2005 for the reasons discussed above.

Income (loss) from discontinued operations:

Reported in discontinued operations were the results of operations of the seven properties that were disposed of during the nine months ended October 1, 2006, the 14 properties disposed of during 2005 and the related net gain on disposals, as well as the results of operations of the properties held for sale at October 1, 2006.  For the nine months ended October 1, 2006 and October 2, 2005, this consisted of the following (in thousands):

	For the Nine Months Ended
	October 1,	October 2,
	2006	2005
Net sales	$—	$8,731

Operating loss	(371)	(1,101)
Gain on disposals of property and equipment	4,079	1,926
Income tax expense	(450)	(338)
Income from discontinued operations	$3,258	$487

Liquidity and Capital Resources

General:

Our primary sources of liquidity and capital resources are cash generated from operations and, if needed, borrowings under our $35 million revolving credit facility (the “Credit Facility”). Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Other sources of cash are sales of under-performing existing restaurant properties and other assets and re-franchising (to the extent FICC’s and its subsidiaries’ debt instruments permit). The amount of debt financing that FICC is able to incur is limited by the terms of our Credit Facility and 8.375% senior notes indenture. Below was the financing status of our operating restaurants and properties that we lease to our franchisees as of October 1, 2006:

	Company Operated	Franchise Operated
Owned land and building, mortgaged	61	12
Leased land, owned building, mortgaged	1	0
Sold and leased back	57	3
Owned land and building	16	5
Leased land, owned building	68	25
Leased land and building	104	12
Total	307	57

The Company-operated restaurants above not identified as owned land and building, mortgaged or sold and leased back secure our obligations under the Credit Facility. Of the 16 restaurant properties identified as owned land and building, six were available to be sold.

In addition to our 307 operating restaurants, we have five closed properties that are classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Operating Cash Flows:

Net cash provided by operating activities was $20.7 million and $20.3 million for the nine months ended October 1, 2006 and October 2, 2005, respectively. Changes in working capital increased cash by $0.7 million as we received insurance recoveries of $0.7 million, $0.5 million of which is pursuant to a settlement agreement with our insurance company in connection with our claims for reimbursement of costs and expenses we have incurred in the defense of the ongoing shareholder derivative lawsuit brought by S. Prestley Blake against us and certain of our directors.  We also received cash refunds of federal income taxes and the release of escrow funds related to two previously mortgaged properties of $1.2 million and $1.7 million, respectively. These increases were partially offset by a contribution to our defined benefit cash balance pension plan of $2.2 million as a result of the Pension Protection Act of 2006 and unfavorable changes in accounts receivable and accounts payable.  We anticipate an additional contribution to our defined benefit cash balance pension plan of approximately $3.5 million in 2008 as a result of the Pension Protection Act of 2006.  Net loss excluding the gains on sales of fixed assets and other non-cash expenses decreased cash provided by operating activities by $0.3 million.

We had a working capital deficit of $4.6 million and $16.4 million as of October 1, 2006 and January 1, 2006, respectively. Our working capital deficit includes assets classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The working capital needs of companies engaged in the restaurant industry are generally low and as a result, restaurants are frequently able to operate with a working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

Investing Cash Flows:

Net cash used in investing activities was $4.6 million and $5.6 million for the nine months ended October 1, 2006 and October 2, 2005, respectively.

During the nine month periods ended October 1, 2006 and October 2, 2005, we spent $14.0 million and $11.5 million on capital expenditures, of which $11.7 million and $9.8 million, respectively, was spent on restaurant operations. Capital expenditures were offset by net proceeds from the sales of property and equipment of $9.4 million and $6.2 million for the nine months ended October 1, 2006 and October 2, 2005, respectively.

As of January 1, 2006, we had 11 restaurants that were reported as “held for sale” in accordance with SFAS No. 144. During the nine months ended October 1, 2006, we sold seven of these restaurants.  In accordance with SFAS No. 144, the results of operations of the seven properties that were disposed of during the nine months ended October 1, 2006 and the 14 properties that were disposed of during 2005 and the related net gain on the disposals, as well as the results of operations of the properties held for sale at October 1, 2006, were reported separately as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.  Operating losses before depreciation from these properties were $0.4 million and $0.6 million during the nine months ended October 1, 2006 and October 2, 2005, respectively.  Net proceeds on the disposals of the seven properties sold during the nine months ended October 1, 2006 were $6.4 million.  There were no “held for sale” properties sold during the three months ended October 2, 2005.

During the nine months ended October 1, 2006, we completed three re-franchising transactions in which The Ice Cream Company (“TICC”) and other existing franchisees purchased five existing Company-operated restaurants and agreed to develop a total of ten new restaurants in future years.  Gross proceeds from these transactions were $3.0 million, of which $0.2 million was for franchise fees and $2.8 million was for the sale of certain assets and leasehold rights.  In addition, we completed one transaction in which a former employee received franchise rights to operate one existing restaurant with an option to purchase the restaurant within two years.  If the option is exercised, the franchisee will also agree to develop one new restaurant in the future.  Proceeds from the option transaction will be recognized upon purchase.

On May 22, 2006, TICC purchased, at fair market value, certain assets and leasehold rights for three existing Company-operated restaurants located in Lancaster and York, Pennsylvania.  At closing, TICC was also granted an exclusive right to develop six new Friendly’s restaurants in Lancaster, Chester and Montgomery counties, Pennsylvania by April 2012. Gross proceeds from this transaction were $1.7 million, of which $0.1 million was for initial franchise fees, $0.1 million was for development fees and $1.5 million was for the assets and rights at the three existing restaurants. During the nine months ended October 1, 2006, the Company recorded $0.1 million as franchise fee revenue.

The owners of TICC are family members of the Company’s Chairman of the Board of Directors. Prior to the closing of this transaction on May 22, 2006, TICC operated three Friendly’s restaurants under franchise agreements with Friendly’s Restaurants Franchise, Inc. (“FRFI”), a subsidiary of Friendly’s.  The terms of the franchise agreements with TICC are identical in all material respects to the terms generally offered to unrelated franchisees of FRFI in the ordinary course of Friendly’s business.

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

Financing Cash Flows:

Net cash used in financing activities was $2.7 million and $3.9 million for the nine months ended October 1, 2006 and October 2, 2005, respectively. There were $4.0 million of revolving credit loans outstanding at the end of 2004 that were repaid in the first quarter of 2005.  There were no revolving credit loans outstanding at the end of 2005.

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

On December 30, 2005, we completed a refinancing of the Variable Mortgages (the “Variable Refinancing”).  Under the terms of the loan agreement for the Variable Refinancing, we borrowed an aggregate sum of $8.5 million. The interest rate is variable and is the sum of the 90-day LIBOR rate in effect (5.37% at October 1, 2006) plus 4% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The loans under the Variable Refinancing have a maturity date of January 1, 2020 and are being amortized over 14 years.

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

Pursuant to the terms of the Mortgage Financing, we may sell properties securing our obligations provided that other properties are substituted in place of the sold properties.  The substituted properties must meet certain requirements under the terms of the Mortgage Financing.  In August 2005, proceeds of $0.4 million and $2.7 million were received in connection with the sale of two mortgaged properties of which $0.4 million and $1.3 million of such amounts was placed in escrow pending the inclusion of a substitute property.  As of January 1, 2006, these balances were held as collateral and were included in restricted cash on the accompanying condensed consolidated balance sheet as of January 1, 2006.  In connection with the Variable Refinancing, the mortgage on one of these properties was released and the remaining $0.4 million related to the sale of this property was released from escrow during the first quarter of 2006.  A substitution property for the second property was obtained during the second quarter of 2006 in compliance with the substitution agreement. On June 15, 2006, the remaining $1.3 million was released from escrow.

In September 2005, we acquired additional financing secured by our newly constructed Milford, MA restaurant (the “Milford Mortgage”). The financing provided for a real estate improvement and equipment loan. The real estate improvement loan has a principal balance of $0.8 million and is amortized over 15 years with a balloon payment due on October 1, 2010. The equipment loan has a principal balance of $0.3 million and is amortized over seven years with a balloon payment due on October 1, 2010. The interest rate is variable and is the sum of the 90-day LIBOR rate in effect (5.37% at October 1, 2006) plus 4% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The variable rate notes are subject to prepayment penalties during the first three years.

All mortgage financings are subject to annual covenants, including various minimum fixed charge coverage ratios.  We were in compliance with the covenants for the Variable Mortgages and the Fixed Mortgages as of January 1, 2006.  As of January 1, 2006, we were not in compliance with the fixed charge coverage ratio related to the Milford Mortgage. We obtained a waiver from the Milford Mortgage lender on March 7, 2006 waiving this covenant requirement for the year ended January 1, 2006.  On April 5, 2006, the Milford Mortgage was amended to change the fixed charge coverage ratio.  The amendment was effective as of the date of the Loan Agreement, September 30, 2005.

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

Revolving Credit Facility.  We have a $35 million Credit Facility which is available for borrowings to provide working capital, for issuances of letters of credit and for other corporate needs. As of October 1, 2006 and January 1, 2006, total letters of credit outstanding were $16.0 million. During 2006 and 2005, there were no drawings against the letters of credit.  The revolving credit loans bear interest at our option at either (a) the base rate plus the applicable margin as in effect from time to time (the “Base Rate”) (10.25% at October 1, 2006) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (9.32% at October 1, 2006). As of October 1, 2006 and January 1, 2006, there were no revolving credit loans outstanding. As of October 1, 2006 and January 1, 2006, $19.0 million was available for borrowing.

The Credit Facility has an annual “clean-up” provision which obligates us to repay in full any and all outstanding revolving credit loans for a period of not less than 15 consecutive days during the period beginning on or after May 1 and ending on or before June 15 (or the next business day, if, in any year, June 15 is not a business day) of each calendar year, such that immediately following the date of such repayment, the amount of all outstanding revolving credit loans shall be zero.  The Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases, liens, mergers, investments and sales of assets and of subsidiary stock. Additionally, the Credit Facility limits the amount which we may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires that we comply with certain financial covenants. On March 15, 2006, we amended and restated the Credit Facility as of December 30, 2005 to, among other things, (i) revise certain financial covenants (including leverage, interest coverage, minimum EBITDA and the deletion of the tangible net worth covenant) beginning with the fourth quarter of 2005 and extending through the Credit Facility maturity date of June 30, 2007 and (ii) permit certain transactions to be excluded from our annual capital expenditures limit. We were in compliance with the covenants in the Credit Facility as of October 1, 2006.

On August 1, 2006, we further amended our $35 million Credit Facility to, among other things, (i) extend the maturity date from June 30, 2007 to June 30, 2010, (ii) eliminate the interest coverage requirement and (iii) reduce by .50% to .75% the applicable margin rates at which the revolving credit loans bear interest to a range of 3.00% to 4.00% (depending on the leverage ratio).

We incurred approximately $0.5 million of costs associated with this amendment to the $35 million Credit Facility which was deferred and is being amortized over the life of the amended $35 million Credit Facility.

We anticipate requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. We anticipate that capital expenditures for 2006 will be between $22.0 million and $24.0 million in the aggregate, of which we expect to spend between $14.0 million and $18.0 million on restaurants. Our actual 2006 capital expenditures may vary from these estimated amounts. We believe that the combination of the funds generated from operating activities and borrowing availability under our Credit Facility will be sufficient to meet our anticipated operating requirements, debt service requirements, lease obligations and capital requirements.

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

Stock-Based Compensation—

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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 94.5% of our options will actually vest, and therefore have applied an annual forfeiture rate of 5.5% to all options granted as of October 1, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

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

Item 4.                          Controls and Procedures

As of October 1, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chairman of the Board and acting Principal Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our acting Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2006.

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

On July 26, 2006, director defendants Michael J. Daly, Steven L. Ezzes, and Burton J. Manning, and former director defendant Charles A. Ledsinger, Jr., filed motions to dismiss the claims brought against them for failure to state a claim on the grounds that both the exculpatory provision in the Company’s Restated Articles of Organization and the business judgment rule barred plaintiff’s claims.  The Court heard oral argument on these defendants’ motions on September 20, 2006 and took the motions under advisement.  The Court has set a deadline for fact discovery of May 31, 2007, with a trial, if necessary, to begin on January 7, 2008.

Item 1A.                 Risk Factors

There have been no material changes to our risk factors from those disclosed in our 2005 Annual Report on Form 10-K, except as follows:

Our failure to attract and retain qualified employees may adversely affect us.

In September 2006, John Cutter, our former president and chief executive officer, resigned to pursue other interests.  We are currently searching for a replacement president and chief executive officer.  In the interim, Donald Smith, our Chairman of the Board, has assumed oversight responsibilities while we conduct our search for a replacement president and chief executive officer.  Our success depends upon our ability to attract and retain a sufficient number of qualified employees, including key executives, skilled management, customer service personnel and wait and kitchen staff. We face significant competition in the recruitment of qualified employees.  Our inability to recruit and retain qualified individuals, such as for the position of president and chief executive officer, could have a material adverse effect on our ability to implement our strategies and initiatives, result in higher employee turnover, affect our ability to provide a high quality customer experience in restaurants or exert pressure on wages or other employee benefits to attract qualified personnel. Any of these consequences could have a material adverse effect on our business and results of operations.

Item 5.                          Other Information

On August 1, 2006 the Compensation Committee of the Board of Directors approved the issuance of restricted stock units to five officers (each, an “Award”) under the Company’s long-term incentive plan if the Company exceeds a certain threshold EBITDA target for 2006 (the “Threshold EBITDA”).  If the Company exceeds the Threshold EBITDA, then each of the officers will receive an Award having a specified value based on the Company’s actual EBITDA for 2006 compared to projected EBITDA and a percentage of each officer’s target award.  The following table sets forth the range of values of the Award each officer may receive:

Name	Value of Award
John Cutter	$174,267	to	$522,801
Paul Hoagland	$82,028	to	$246,084
Gregory Pastore	$34,438	to	$103,314
Kenneth Green	$39,698	to	$119,093
Garrett Ulrich	$39,865	to	$119,595

The Award, if any, is expected to be granted following the Board of Directors’ meetings scheduled to be held on February 27-28, 2007.  The number of Awards to be granted, if any, will be calculated by dividing the value of the Award by 90% of the closing price of the Company’s common stock on the date of grant.  If issued, 25 percent of the Award will vest on the grant date and 25 percent of the Award will vest in each of the following three years. During the nine months ended October 1, 2006, stock-based compensation cost of $39,000 was recorded related to these Awards.

Effective September 28, 2006, Mr. John Cutter resigned as President and Chief Executive Officer of the Company to pursue other interests.  On November 6, 2006, the Company and Mr. Cutter entered into an agreement concerning Mr. Cutter’s separation from employment with the Company.  Pursuant to the Agreement, the Company will continue to pay Mr. Cutter semi-monthly until March 14, 2007 at his rate of pay at the time of separation, less applicable withholding and deductions.  In addition, on or before March 15, 2007, the Company will pay Mr. Cutter a lump-sum payment equal to the semi-monthly pay Mr. Cutter would have received between March 15, 2007 and September 27, 2007, at his base rate of pay at the time of separation, less applicable withholding and deductions.  Mr. Cutter is also eligible to receive a bonus under the Company’s 2006 Annual Incentive Plan, pursuant to which, if certain operating EBITDA targets for the Company are achieved for 2006, Mr. Cutter may receive a target payout which ranges up to 75% of his base salary.  The Company will continue to pay for fees associated with financial services and planning provided to Mr. Cutter through June 1, 2007 and will pay for up to $10,000 for outplacement services.  The Company also agreed to reimburse Mr. Cutter for COBRA continuation premiums paid by Mr. Cutter for periods through December 31, 2007 and membership dues through December 31, 2006.  In exchange for these payments, Mr. Cutter released certain statutory and common law claims he may have against the Company and its officers and directors among others.  In addition, Mr. Cutter agreed not to compete with the Company or solicit its employees or customers for one year after termination of his employment.

On October 31, 2006, the Board of Directors of the Company eliminated the Nominating Committee of the Board of Directors. In lieu of the Nominating Committee, the entire Board of Directors, based on a recommendation of at least a majority of its independent directors, will select the candidates for director in accordance with the policies and procedures described in the Company’s proxy statement for its annual meeting of shareholders held on May 10, 2006. No material changes have been made to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 6.                          Exhibits

(a)   Exhibits

The exhibit index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friendly Ice Cream Corporation

By:	/s/ PAUL V. HOAGLAND
Name: Paul V. Hoagland
Title: Executive Vice President of
Administration and Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2006

EXHIBIT INDEX

10.1                           Agreement between the Company and John L. Cutter effective as of September 28, 2006.*

31.1                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Donald N. Smith.

31.2                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Paul V. Hoagland.

32.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Donald N. Smith and Paul V. Hoagland.

*                    Management Contract or Compensatory Plan or Arrangement