Form 10-K
period 2006-12-31
FRIENDLY ICE CREAM CORP
filed 2007-03-06
CIK 39135

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Title of class

Common Stock, $.01 par value
Rights to Purchase Series A Junior
Preferred Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on July 2, 2006, based upon the closing sales price of the common stock on the American Stock Exchange, was $53,301,000. For purposes of the foregoing calculation only, all members of the Board of Directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding was 8,117,235 as of January 31, 2007.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement which will be filed no later than 120 days after December 31, 2006.

Forward-Looking Statements

Certain statements contained herein are “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or the foodservice industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•       our business strategies;

•       anticipated benefits and results from our key initiatives;

•       timing and success of new or improved product offerings;

•       commodity prices;

•       restaurant development, including the number of expected restaurant openings, re-imaging, and franchising transactions;

•       expectations relating to increases in comparable restaurant sales and Company restaurant margins;

•       expected amount of capital expenditures for re-imaging and other development projects;

•       our ability to maintain effective internal controls;

•       our ability to meet ongoing financial covenants contained in our debt instruments, loan agreements, leases and other long-term commitments;

•       the impact and costs and expenses of any litigation and other similar matters we may be subject to now or in the future;

•       anticipated trends relating to our financial condition or results of operations; and

•       our capital resources and the adequacy thereof.

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

PART I

Item 1.                        BUSINESS

General

We are a leading full-service, casual dining restaurant company and provider of premium ice cream products with locations primarily in the Northeast. As of December 31, 2006, we operated 316 full-service restaurants and franchised 198 full-service restaurants and seven non-traditional units, located in 16 states. We offer our customers a unique dining experience by serving a variety of high quality, reasonably priced breakfast, lunch and dinner items, as well as Friendly’s own signature premium ice cream desserts, in a fun and casual neighborhood setting. In addition to our restaurant operations, we manufacture and sell a complete line of packaged premium ice cream desserts distributed through more than 4,000 supermarkets and other retail locations in 12 states.

Our fiscal year ends on the last Sunday in December, unless that day is earlier than December 27, in which case the fiscal year ends on the following Sunday. Fiscal years ended December 31, 2006 and January 1, 2006 contained 52 weeks, while fiscal year ended January 2, 2005 contained 53 weeks. For the year ended December 31, 2006, we generated $531.5 million in total revenues and earned income from continuing operations of $1.5 million. For the years ended December 31, 2006, January 1, 2006 and January 2, 2005, restaurant sales were approximately 75%, 75% and 78%, respectively, of our total revenues. As of December 31, 2006, January 1, 2006, and January 2, 2005, approximately 94%, 97% and 96%, respectively, of the Company-operated restaurants were located in the Northeast.

We are a Massachusetts corporation. Our principal executive offices are located at 1855 Boston Road, Wilbraham, Massachusetts 01095 and our telephone number is 413-731-4000. Our Internet website address is http://www.friendlys.com. Information on our website is not part of this report.

Friendly’s Concept

Founded in 1935, we believe that we are viewed as an institution in the Northeast, known for our ice cream treats served in a casual neighborhood setting. As a result, we enjoy strong brand awareness associated with good food and good memories and a unique position in the competitive restaurant industry. This differentiation helps us to target both families with children and adults who desire a reasonably priced meal in a full-service setting.

Our menu offers a broad selection of freshly prepared foods for all dayparts, including over 100 food and dessert items available for breakfast, lunch and dinner plus afternoon and evening snacks. Breakfast items include specialty omelettes and our combination breakfasts featuring eggs, pancakes, French toast, bacon and sausage. Our lunch and dinner menu features signature products including Friendly’s SuperMelt™ sandwiches, specialty burgers, award winning clam chowder, entrée salads and a full line of dinner entrées, such as chicken, steak and seafood items. In addition, we offer a broad kid’s menu and a special senior’s menu for guests over 60. Entrée selections are complemented by Friendly’s ice cream desserts and beverages featuring Fribble® shakes, old fashioned milk shakes, classic ice cream sundaes and banana splits, plus specialty sundaes of many varieties and flavors.

Most Friendly’s restaurants offer our full line of premium ice cream desserts, including traditional hand-scooped ice cream and soft serve ice cream products, and certain of our food menu items through carryout windows. Reserved parking is available at many of our freestanding restaurants to facilitate quick carryout service. During 2006, approximately 11.9% of our restaurant revenues from our Company-operated restaurants were derived from our carryout business. In addition, approximately 1.4% of 2006 restaurant revenues came from sales of packaged premium ice cream in display cases within our restaurants.

Key Initiatives

We have implemented and continue to support a number of key initiatives intended to enhance the Friendly’s dining experience, provide increased value to our customers, and strengthen our overall financial and operating performance. Some of our current key initiatives include:

•       Improved Restaurant Customer Service. We are focused on improving our customer service, including the speed and interactiveness of service, through operational improvements and menu re-engineering. We are testing cashier banking which allows guests to check out more quickly by paying their check at a cash register rather than with the server. Speeding up customer service is intended to result in quicker customer turnover and a more enjoyable restaurant experience.

•       Expand Retail Product Portfolio. We are evaluating ways to improve the profitability of our retail operations by introducing new products with higher margins and greater consumer appeal. In recent years we have seen great success in our specialty ice cream products, such as our decorated ice cream cakes and rolls. More recently, we decided to convert our 56-ounce traditional “brick” ice cream container to the more contemporary and user-friendly two-part “sqround” packaging (a rectangular shaped container with rounded corners and a separate base and lid). We expect this package conversion will take place in the second quarter of 2007, and believe that this new packaging will be more appealing to consumers.

•       Enhanced Marketing Initiatives. We are enhancing our marketing efforts for our ice cream products to promote cross-marketing of our retail and restaurant businesses. For example, we plan to include coupons redeemable at our restaurants with our 56-ounce ice cream containers.

•       Remodeling our Restaurants. We are continuing to remodel and re-image our restaurants to incorporate our Company’s heritage and brand and reflect a light and lively guest experience during each daypart. By enhancing the appearance of our restaurants, we expect to improve our customers’ experience and generate more frequent repeat visits.

•       Expand Through Franchising. Our franchising strategy is primarily focused on expanding our presence in under-penetrated markets and accelerating restaurant growth in new markets. These efforts include our sale of Company-operated restaurants to franchisees, and the requirement that new franchisees sign area development agreements pursuant to which franchisees must open a specified number of new restaurants in a defined period of time.

•       Dispose of Under-Performing Restaurants. We are continually reviewing the performance and prospects of our restaurants, and seek to dispose of under-performing restaurants.

Restaurant Design and Site Selection

Our restaurants are built to our specifications on sites that we have approved, with emphasis on freestanding facilities, end caps and conversions. Our current prototype is 3500 square feet with 155 seats and 37 parties, and is designed to be expanded to 203 seats and 50 parties. This building was designed to reduce the size and therefore the cost of construction while maintaining sufficient party count, seating count, design elements and equipment needs. Two exterior schemes have been developed making the building adaptable to both the northern and southern areas of the country. Both schemes incorporate design elements and trade dress recognizable as a Friendly’s. These same elements along with the interior design can be incorporated into end caps and conversions. The interior of our current prototype has been improved adding more color and excitement while maintaining a mid-scale restaurant environment.

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

General managers report to a district manager who typically has responsibility for an average of five to eight restaurants. District managers report to a regional director, who typically has responsibility for approximately 40 to 60 restaurants. A portion of both general manager and district manager compensation is tied to the performance of their restaurant(s). Regional directors report to our Vice President, Company Restaurant Operations who oversees all Company-operated restaurants.

The average Friendly’s restaurant is staffed with four to 28 employees per shift, including the salaried restaurant management. Shift staffing levels vary by sales volume level, building configuration and time of day.

Training.   One regional training coordinator in each of our six regions supports the training function with an emphasis on managers-in-training, implementation of corporate initiatives and ongoing manager development through workshops, seminars, food safety training and side-by-side development.

Our initial management-training program is a six-week program coordinated by the district manager and regional training coordinator. The program includes skill level competencies, shift management and the fundamentals that are required to successfully manage the business. Our restaurant manager development program is designed to build on skills and knowledge acquired during our initial management-training program. Managers at all levels are responsible for self-development based on clear, measurable benchmarks. Learning is sequenced to gradually introduce the manager to financial and crew development results, and accountability is introduced sequentially and commensurate to the manager’s level of experience and knowledge. As managers complete each set of benchmarks, they are responsible to teach a fellow or subordinate manager and pass along the assigned level of responsibility. This builds an environment of structured and ongoing development for internal candidates, crew level employees, managers and general managers.

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

Customer Satisfaction and Quality Control.   We devote significant resources toward ensuring that our restaurants offer quality food and good customer service. Our future success depends on our consistent commitment to exceeding our guests’ expectations. This commitment is monitored at Company-operated restaurants through the use of online guest satisfaction surveys, a toll-free guest service line, a mystery shop program, frequent on-site visits and formal inspections by management and training personnel. Franchised restaurants are monitored by periodic inspections by our franchise field operations personnel, online guest satisfaction surveys, and a toll-free guest service line, in addition to their own internal management oversight procedures. These guest satisfaction measurement tools provide means for both continuing and improving our excellence in customer service.

Capital Expenditures.   Our capital investment program is primarily targeted at improving and upgrading our restaurant facilities in order to provide a well-maintained, comfortable environment and to enhance the overall customer dining experience. During 2006, 2005 and 2004, we spent approximately $21.7 million, $16.9 million and $19.7 million, respectively, in capital expenditures, of which $9.2 million, $10.4 million and $11.0 million, respectively, was spent on upgrades of existing Company-operated restaurants; $5.2 million, $1.2 million and $1.4 million, respectively, was spent on restaurant remodeling and re-imagings; and $1.7 million, $3.1 million and $4.4 million, respectively, was spent on new restaurant construction. The remaining capital dollars were spent on the foodservice business segment and at our executive offices.

As part of our re-imaging plan, we have remodeled 88 Company-operated restaurants over the past three years, at an average cost of slightly less than $0.1 million. During 2006, we completed 67 of these remodels. Our remodeling efforts are focused primarily on the restaurant exterior to create “curb appeal” with the intent of driving increased guest traffic. The typical components of a remodel include, among other things, sand blasting and painting of the building exterior, new or repaired signage, parking lot sealing and striping. Our remodeling efforts also include interior wallpaper, painting and new carpets where necessary.

In 2006, we opened two new restaurants at an average cash investment cost of $1.3 million. In 2007, we expect to open one additional new restaurant at a lower average cash investment cost of approximately $0.3 million. This new restaurant represents a conversion of a former franchisee operated restaurant. We continue to evaluate the appropriate level of growth.

Franchising Program

Our franchising strategy is designed to expand our restaurant presence in under-penetrated markets, accelerate restaurant growth in new markets, increase marketing and distribution efficiencies and preempt competition by acquiring restaurant locations in our targeted markets. As of December 31, 2006, franchisees operated 198 Friendly’s restaurants and seven non-traditional units. From December 2002 to December 2006, the number of restaurants owned by franchisees increased 27%, rising from 29% of our total restaurants to 39% of our total restaurants, and revenue from franchisees increased 63% during that period. In 2007, we expect that our franchisees will open between eight and 12 new franchised restaurants.

The expansion of our franchising activities includes the acquisition of Company-operated restaurants by franchisees through either a current sale or an option to purchase at a future date and the development of new restaurants by franchisees. Our franchising transactions have included, among other things, the sale and/or lease of owned real property, leasehold improvements or equipment and subletting or assignment of leases. We expect that all future franchising transactions will require the franchisee to also sign an area development agreement in which the franchisee commits to open new restaurants within a specified period of time, in specified geographical territories. We also expect to pursue such area development agreements with new franchisees in new markets. We seek franchisees that have related business experience, sufficient capital to build-out the Friendly’s concept and no other operations, which have directly competitive restaurant or food concepts.

During 2006, we completed three transactions in which three existing franchisees purchased five existing Company-operated restaurants and agreed to develop a total of 10 new restaurants in future years. Gross proceeds from these transactions were $3.1 million, of which $0.3 million was for franchise and development fees and $2.8 million was for the sale of certain assets and leasehold rights.

During 2006, three franchisees operating Company restaurants under options to purchase restaurants exercised their options. In doing so, they purchased eight existing restaurants and agreed to develop a total of 10 new restaurants in future years. Gross proceeds from these transactions were $2.2 million, of which $0.3 million was for franchise and development fees and $1.9 million was for the sale of certain assets and leasehold rights.

During 2005, we completed four transactions in which four existing franchisees purchased nine existing Company-operated restaurants and agreed to develop a total of 10 new restaurants in future years. Gross proceeds from these transactions were $4.1 million, of which $0.3 million was for franchise and development fees and $3.8 million was for the sale of certain assets and leasehold rights. In addition, we completed three transactions in which three former employees received franchises to operate six existing restaurants for a period of two years with options to purchase the restaurants within the two years. If the options are exercised, one franchisee has agreed to develop two new restaurants in future years. Proceeds from option transactions will be recognized upon purchase.

In October 2005, we entered into a second development agreement with our second largest franchisee. The franchisee currently has 34 locations and agreed to open 33 new restaurants over the next 27 years (eight more than their prior commitment). We expect that they will open a total of four new restaurants by 2010.

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

Through 2006, our franchise agreement required franchisees to contribute 3.0% of their net sales to its regional marketing fund, and spend an additional 0.5% to 1.0% in local advertising. We had also offered franchisees the opportunity to participate in a supplemental advertising program under which the franchisee paid an additional 0.75% of net sales into the marketing fund in exchange for a fixed reduction in the list price of bulk ice cream. In 2006, all but one of our franchisees elected to participate in this supplemental program.

Beginning in 2007, substantially all of our franchisees agreed to increase their contribution to the marketing fund from 3.0% to 3.5%, in exchange for a reduction in the list price of bulk ice cream.

Although financing is the sole responsibility of the franchisee, we make available to franchisees information about financial institutions interested in financing the costs of restaurant development for qualified franchisees. None of these financial institutions is our affiliate or agent, and we have no control over the terms or conditions of any financing arrangement offered by these financial institutions.

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

We focus our marketing and distribution efforts in the highly developed markets of Albany, Boston, Hartford and Springfield. We have developed a distributor network designed to protect product quality through proper product handling and to enhance the merchandising of our premium ice cream desserts. Our experienced sales force manages this network to serve specific retailer needs on a market-by-market basis.

We expect to improve the profitability of our retail business in our current retail markets by continuing to develop our product portfolio beyond the 56-ounce ice cream container with our unique specialty products, such as decorated ice cream cakes and rolls. Our specialty products typically have higher margins and fewer direct competitors than the more traditional 56-ounce ice cream containers, making them less susceptible to discounting.

Based on consumer feedback, we will be converting our 56 oz packaging format from the traditional “brick” container to the more contemporary and consumer-friendly “sqround” package. “Sqround” is a term used in the industry for a rectangular shaped container with rounded corners and a separate base and lid. This package conversion is expected to take place during the second quarter of 2007.

Marketing

Our overall marketing strategy is to build on the equity of our brand in order to maximize and leverage our 70-year heritage and “touch” what consumers emotionally feel about Friendly’s.

Our marketing objectives are to increase our share of visits from frequent casual and family dining customers, to build top-of-mind awareness of Friendly’s restaurants and the Friendly’s brand and to maintain a leadership position in ice cream. Friendly’s advertising attempts to build on the past emotional connections and experiences of families and children with our brand to present current offers and new menu items. Our advertising, media, promotion and product strategies are focused on delivering these objectives.

Media is planned and purchased on a market-by-market basis to maximize the efficiencies and opportunities in each market. Our primary advertising medium is spot television in Friendly’s major markets with radio used in the secondary markets or as a frequency builder for special events. Due to the seasonality of ice cream consumption, and the effect from time to time of weather on patronage of the restaurants, our revenues and operating income are typically higher in our second and third quarters. Accordingly, a significant portion of our media advertising is focused during this period. We use targeted local restaurant marketing programs such as print (cooperative free-standing inserts and direct mail), school reading programs, Family Fun Nights (fundraisers for schools, church groups, youth sports, etc.) and other local store marketing initiatives to meet our marketing objectives in those markets where penetration does not allow for efficient broadcast media advertising.

We believe that our integrated restaurant and retail (supermarket) marketing efforts provide significant support for the development of our retail business. Specifically, the retail business benefits from the overall awareness of the Friendly’s brand generated by the ongoing restaurant advertising program. This, combined with the use of a common advertising campaign for both restaurant and retail communications, delivers a significantly higher level of consumer exposure and usage compared to our packaged premium ice cream competitors, which have only retail distribution. In turn, sales of our premium ice cream products through more than 4,000 retail locations provide additional consumer awareness which we believe benefits the restaurants. Advertising and promotion expense was approximately $16.8 million for 2006, $18.7 million for 2005 and $20.7 million for 2004.

Manufacturing

We produce all of our premium ice cream and the majority of our syrups and toppings in our Wilbraham, MA Company-operated manufacturing plant. As of December 31, 2006, the Wilbraham plant employed a total of approximately 150 people. During 2006, the Wilbraham plant operated at an average capacity of 78%, attaining 80% capacity for the months of June through August of 2006. In 2005, our Wilbraham plant operated at an average capacity of 75%, attaining 84% capacity for the months of June through August of 2005. In 2006, we produced over 13.7 million gallons of ice cream, sherbets and yogurt in bulk and 56-ounce packages, 8.4 million sundae cups, 2.1 million premium ice cream dessert rolls, pies and cakes and 0.8 million gallons of fountain syrups and toppings.  In comparison, in 2005, we produced over 13.2 million gallons of ice cream, sherbets and yogurt in bulk and 56-ounce packages, 7.2 million sundae cups, 2.2 million premium ice cream dessert rolls, pies and cakes and 0.8 million gallons of fountain syrups and toppings.

Purchasing and Distribution

The majority of the cost of materials related to the manufacture of our premium ice cream, toppings, and specialty dessert products is in dairy products and sweeteners. In addition to the procurement of raw materials and packaging used in the manufacturing plant, our purchasing department buys all of the food, carryout supplies, disposables, cleaning chemicals, china, glass and flatware used in Company-operated and franchised restaurants. Occasionally, we may purchase option and/or futures contracts (when available) to hedge our price exposure on one or more exchange-traded agricultural commodities such as butter, coffee, orange juice, bacon or soybean oil, where we believe it is appropriate. Additionally, we may forward contract where appropriate for up to a three-year period. Since not all of our purchases are hedgeable or have adequate open interest to meet our needs, sudden market price increases can pose substantial price risks to us, such as those that happened in 1998 and 2004 to the price of cream, which could have a material adverse effect on our business in the future.

The purchasing department regularly monitors the cost of all items purchased to ensure that vendors are billing us the correct amount per contract, pricing agreement or spot market. The purchasing department conducts business related to food and raw material purchases with numerous vendors, many of which have had long-term relationships with us. Contracts are executed on a multi-year, annual, semi-annual, quarterly or monthly basis, depending on the nature of the item and the opportunities within the marketplace. In order to promote competitive pricing and uninterrupted supply, we routinely work with prospective vendors on existing products, as well as on items that may make up a new menu offering. In order to maximize our purchasing power, we purchase directly from manufacturers and service providers and attempt to avoid as much as possible any third party participation.

We own one distribution center and lease two others. We distribute our product lines to most of our Company-operated and franchised restaurants from warehouses in Chicopee, MA and York, PA through our combined non-union workforce of approximately 175 employees. For economic efficiency, we contract with a third party distributor to provide some distribution services to restaurants located in Florida markets. Based on fleet availability and economics, we distribute our packaged premium ice cream desserts to our retail customers. We are currently distributing produce and dairy products to approximately 78% of our restaurants. The Chicopee, Wilbraham and York warehouses encompass approximately 60,000, 127,000 and 85,000 square feet, respectively. In 2003, we constructed an 18,000 square foot freezer addition to our Wilbraham facility. We believe that our distribution facilities operate at or above industry standards with respect to timeliness and accuracy of deliveries.

We have distributed our products since our inception to protect the product integrity of our premium ice cream desserts. As described above, we deliver products to most restaurants using our own fleet of tractors and trailers. The entire fleet is specially built to be compatible with storage access doors, thus protecting premium ice cream desserts from “temperature shock.” The trailer fleet is designed to have individual temperature controls for three distinct compartments. To provide us with additional efficiency and cost savings, the truck fleet backhauls by bringing purchased raw materials and finished products back to the distribution centers on approximately 42% of its delivery trips.

Employees

The total number of our employees varies between 12,000 and 16,000 depending on the season of the year. As of December 31, 2006, we employed approximately 12,800 employees, of which approximately 12,250 were employed in Friendly’s restaurants (including approximately 50 in field management), approximately 300 were employed at our manufacturing and distribution facilities and approximately 250 were employed at our corporate headquarters and other offices. None of our employees is a party to a collective bargaining agreement.

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

We are the owner or licensee of the most significant trademarks and service marks (the “Marks”) used in our business. The Marks “Friendly® ” and “Friendly’s®” are owned by us and are federally registered with the U.S. Patent and Trademark Office (the “PTO”). The Mark Friendly’s® is critically important to us and, subject to our continued use of that Mark, we have the right to perpetually renew the federal registration of such Mark with the PTO. We intend to exercise our rights to renew this Mark.

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

In January 2006, we signed a license agreement with RTBD, Inc. (“RTBD”) granting us a non-exclusive, royalty-free license for use of the mark Colossal Burgers®. The term of the license continues indefinitely, subject to RTBD’s right to terminate the license in the event we discontinue using the mark for a period of 3 consecutive years.

In January 2007, we signed a trademark agreement with Bravo! Brands, Inc. (“Bravo”), the owner of a federal trademark, Slammers®, in which Bravo agreed not to contest our right to use the mark SlammerTM in connection with certain beverages in our restaurants.

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

Substantive state laws that regulate the franchisor-franchisee relationship presently exist or are being considered in a significant number of states. In addition, bills may be introduced in Congress that would provide for federal regulation of substantive aspects of the franchisor-franchisee relationship. These current and proposed franchise relationship laws limit, among other things, the rights of a franchisor to approve the transfer of a franchise, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. Due to the scope of our business and the complexity of franchise regulations, we may encounter minor compliance issues from time to time. We do not believe, however, that any of these issues will have a material adverse effect on our operations.

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

Available Information

Our Internet website address is http://www.friendlys.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through this Internet website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our corporate governance materials, including our corporate governance guidelines, Nominating and Corporate Governance Charter, Audit Committee Charter, Compensation Committee Charter, Code of Business Conduct and Ethics and Code of Ethics for our Chief Executive Officer and other Senior Financial Officers, are available on our Internet website, free of charge. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

We and our franchisees may not be successful at operating profitable restaurants.

Our financial success depends on our ability and the ability of our franchisees to operate restaurants profitably. The profitability of our restaurants is dependent on a number of factors, including:

•       our ability to successfully implement our key initiatives;

•       our ability to hire, train and retain quality management, restaurant staff and other personnel;

•       our ability to timely and effectively meet customer demands and maintain a strong customer base;

•       our ability to provide innovative products to our customers at a reasonable price;

•       our ability to manage increases in food, labor and other operating costs;

•       effective advertising and marketing campaigns;

•       our ability to obtain appropriate financing at reasonable terms, if at all.

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

Increased energy costs may harm our business.

Higher energy costs could increase the costs to operate our business and may result in fewer guests at our restaurants, both of which can have an adverse effect on our business. We purchase energy-related products such as electricity, oil and natural gas for use in our restaurants. In addition, our private truck fleet requires fuel to deliver our product lines to our Company-operated and franchised restaurants and to our retail customers. Our suppliers must purchase gasoline in order to transport food and supplies to us. Our guests purchase energy to heat and cool their homes and fuel their automobiles. When energy prices, such as those for gasoline, heating and air increase, we incur greater costs to operate our restaurants. Likewise, our guests have lower disposable income, which may reduce the frequency in which they dine out or cause them to find less expensive restaurants when eating outside the home. The costs of energy-related items fluctuate due to factors that may not be predictable, such as the economy, current political/international relations and weather conditions. We cannot control these types of factors. As a result, we are subject to the risk of substantial and sudden price increases, shortages or interruptions in the supply of energy-related items, which could have a material adverse effect on our business.

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

Almost all of our Company-operated restaurants are located, and substantially all of our retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to the Northeast may adversely affect our business more than certain of our competitors which are more geographically diverse.

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

We and our franchisees may experience delays in restaurant openings, which could adversely affect our ability to increase revenues and profitability.

We and our franchisees have experienced delays in restaurant openings from time to time and may experience delays in the future. Delays in opening new restaurants in accordance with our current plans and the current plans of our franchisees could materially adversely affect our expected revenues and profitability.

Our ability or the ability of our franchisees to open new restaurants will depend on a number of factors, some of which are beyond our control, including:

•       the availability of funding;

•       the identification and availability of suitable restaurant sites;

•       negotiation of favorable leases or financing terms;

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

Our success depends upon our ability to attract and retain a sufficient number of qualified employees, including key executives, skilled management, customer service personnel and wait and kitchen staff. We face significant competition in the recruitment of qualified employees. Our inability to recruit and retain qualified individuals could have a material adverse effect on our ability to implement our strategies and initiatives, result in higher employee turnover, affect our ability to provide a high quality customer experience in restaurants or exert pressure on wages or other employee benefits to attract qualified personnel. Any of these consequences could have a material adverse effect on our business and results of operations.

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

As of December 31, 2006, we had approximately $230.4 million of total indebtedness outstanding, including capital leases. In addition, the indenture governing our 8.375% senior notes permits us to incur additional debt. Our substantial levels of debt may have important consequences. For instance, it could:

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute more than an inconsequential deficiency. As a result of this evaluation, no significant deficiencies or material weaknesses were identified. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for 2006 as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect to continue to incur costs, including accounting fees and staffing salaries, in order to maintain compliance with that section of the Sarbanes-Oxley Act. We continue to monitor controls for any weaknesses or deficiencies. However, no evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within our Company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments.

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

From time to time we are named as a defendant in legal actions arising in the ordinary course of our business. We are currently a party to litigation brought by S. Prestley Blake (“Blake”), holder of approximately 12% of our common stock. On February 25, 2003, Mr. Blake sued us and our Chairman in a purported derivative action in Hampden Superior Court, Massachusetts. The suit alleges breach of fiduciary duty and misappropriation of corporate assets, and alleges that we paid certain expenses relating to a corporate jet and the Chairman’s use of that jet and use of an office in Illinois. The suit seeks to require the Chairman to reimburse us and for Friendly’s to pay Blake’s attorneys’ fees. Friendly’s and our Chairman have denied Blake’s allegations and are vigorously defending the lawsuit. We cannot guarantee that we will be successful in defending the Blake litigation or any other litigation.

In addition to the Blake litigation, we may incur additional costs and expenses in connection with a potential proxy contest threatened by The Lion Fund, L.P., a hedge fund controlled by Sardar Biglari. The Lion Fund has notified us of its intention to nominate Sardar Biglari and Philip Cooley for election as directors at our upcoming Annual Meeting of Shareholders. In the event of a proxy contest, we expect to incur additional costs and expenses to solicit proxies in favor of our nominees for election of director and against The Lion Fund’s nominees for election of director. These additional solicitation costs may include, among others, additional costs and fees payable to a proxy solicitation firm, fees of outside counsel to advise us in connection with the contested solicitation, increased costs associated with public relations matters, increased mailing and printing costs, and possible litigation.

The incurrence of significant additional and unforeseen costs and expenses to defend or pursue litigation or other investigations relating to the matters subject to the litigation, or in connection with any proxy contest, could have a material adverse effect on our business and results of operations.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

The table below identifies the location of the 514 restaurants operating as of December 31, 2006.

	Company-Operated Restaurants		Franchised Restaurants
				Leased to
			Leased/Owned	Franchisees	Total
State	Freestanding	Other (a)	by Franchisees	By FICC	Restaurants
Connecticut	36	9	—	1	46
Delaware	—	—	7	2	9
Florida	11	—	4	—	15
Maine	9	—	—	—	9
Maryland	—	—	13	6	19
Massachusetts	80	23	3	1	107
New Hampshire	12	2	—	—	14
New Jersey	26	8	17	6	57
New York	27	10	76	5	118
North Carolina	—	—	1	—	1
Ohio	—	—	6	17	23
Pennsylvania	31	8	14	7	60
Rhode Island	5	1	—	—	6
South Carolina	—	—	4	—	4
Vermont	9	1	—	—	10
Virginia	8	—	6	2	16
Total	254	62	151	47	514

(a)           Includes primarily malls and strip centers.

The 254 freestanding restaurants range in size from approximately 2,400 square feet to approximately 5,000 square feet. The 62 mall and strip center restaurants range in size from approximately 2,200 square feet to approximately 4,500 square feet. Of the 316 Company-operated restaurants at December 31, 2006, we owned the buildings and the land for 77 restaurants, owned the buildings and leased the land for 76 restaurants and leased both the buildings and the land for 163 restaurants. Our leases generally provide for the payment of fixed monthly rentals and related occupancy costs (e.g., property taxes and insurance). Additionally, most mall and strip center leases require the payment of common area maintenance charges and incremental rent of between 2% and 6% of the restaurant’s sales.

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

Under our lease/sublease agreement on the 47 properties franchisees lease from FICC, we have certain rights to gain control of a restaurant in the event of default under the franchise agreement.

Item 3.                        LEGAL PROCEEDINGS

From time to time we are named as a defendant in legal actions arising in the ordinary course of our business. We do not believe that the resolutions of these claims will have a material adverse effect on our consolidated financial condition or consolidated results of operations.

On February 25, 2003, S. Prestley Blake (“Blake”), holder of approximately 12% of our outstanding common stock, sued Friendly’s and our Chairman in a purported derivative action in Hampden Superior Court, Massachusetts (the “Court”). The suit alleges breach of fiduciary duty and misappropriation of corporate assets in that we paid certain expenses relating to a corporate jet and the Chairman’s use of that jet and use of an office in Illinois. The suit seeks to require the Chairman to reimburse us and for Friendly’s to pay Blake’s attorneys’ fees.

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

On July 26, 2006, director defendants Michael J. Daly, Steven L. Ezzes, and Burton J. Manning, and former director defendant Charles A. Ledsinger, Jr., filed motions to dismiss the claims brought against them for failure to state a claim on the grounds that both the exculpatory provision in the Company’s Restated Articles of Organization and the business judgment rule barred the plaintiff’s claims. On December 20, 2006, the Court granted the directors’ motion and dismissed from the Blake litigation director defendants Michael J. Daly, Steven L. Ezzes, Burton J. Manning and former director defendant Charles A. Ledsinger, Jr. The Court has set a deadline for fact discovery of May 31, 2007, with a trial, if necessary, to begin on January 7, 2008. Friendly’s and its Chairman have denied Blake’s allegations and are vigorously defending the lawsuit.

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their respective ages and positions are as follows:

George M. Condos, 51, was appointed as our President and Chief Executive Officer and a member of our Board of Directors on January 8, 2007. Mr. Condos has 30 years of experience in the restaurant and hospitality industry. Most recently, he served as Brand Officer for Dunkin Donuts from 2003 to 2006. Dunkin Donuts is owned by Dunkin Brands, which also owns Baskin-Robbins ice cream and Togos sandwich shops. As Brand Officer, Mr. Condos was directly responsible for leading and executing brand strategy for more than 4,850 franchised stores in the United States generating $4.3 billion in sales. Prior to that, from 1987 through 2003, Mr. Condos served in various roles for U.S. and international operations for Allied Domecq QSR (the former parent company for Dunkin Donuts, Baskin-Robbins and Togos), including vice president of Retail Brand Operations from 2001 to 2003 and vice president of Marketing, Development and Operations from 1994 to 2001. Prior to his tenure at Allied Domecq, Mr. Condos held various operational and managerial positions for International Dairy Queen.

Paul V. Hoagland, 54, has served as our Executive Vice President of Administration and Chief Financial Officer, Treasurer and Assistant Clerk since February 2003. He served as our Senior Vice President, Chief Financial Officer, Treasurer and Assistant Clerk from May 2001 to February 2003. Prior to joining us, Mr. Hoagland served as the Executive Vice President and Chief Financial Officer of New England Restaurant Company, Inc. from October 1992 to January 2001.

Gregory A. Pastore, 42, has served as our Vice President, General Counsel and Clerk since February 2004. Prior to joining us, Mr. Pastore served as the Vice President of Development, General Counsel and Secretary of Bertucci’s Corporation from April 1999 to February 2004. Prior to April 1999, Mr. Pastore was affiliated with the law firm of Hutchins, Wheeler & Dittmar from April 1994 to April 1999.

Garrett J. Ulrich, 56, has served as our Vice President of Human Resources since September 1991. Prior to joining us, Mr. Ulrich served as the Vice President of Human Resources of Dun & Bradstreet Information Services, North America from 1988 to 1991. From 1978 to 1988, Mr. Ulrich held various human resource executive and managerial positions at Pepsi Cola Company, a division of PepsiCo.

Kenneth D. Green, 43, was appointed as our Senior Vice President, Restaurant Operations in October 2006. He served as our Vice President of Company Restaurant Operations from August 2004 to October 2006. He served as a Regional Director of our Restaurant Operations from April 2003 to August 2004. Prior to joining us, Mr. Green served as Vice President of Operations of Cosi, Inc. from April 2001 to April 2003 in New York City, NY, and previously had ten years’ experience in the T.G.I. Fridays restaurant systems.

Florence A. Tassinari, 43, has served as our Controller since May 2006. She served as our Assistant Controller from 1996 to May 2006. Ms. Tassinari is a certified public accountant.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the American Stock Exchange (“AMEX”) under the symbol “FRN.” The following table sets forth the high and low sale price per share of our common stock during each fiscal quarter within the two most recent fiscal years as reported on AMEX:

MARKET PRICE OF COMMON STOCK

	High	Low
2006
First Quarter	$10.33	$7.42
Second Quarter	8.95	7.49
Third Quarter	11.00	7.45
Fourth Quarter	12.72	10.01
2005
First Quarter	$9.95	$7.61
Second Quarter	11.20	8.10
Third Quarter	13.85	8.75
Fourth Quarter	10.35	7.85

Holders of Record.   The number of shareholders of record of our common stock as of January 31, 2007 was 529.

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

Recent Sales of Unregistered Securities.   We did not sell unregistered securities during 2006.

Issuer’s Purchases of Equity Securities.   We did not repurchase any of our equity securities during the fourth quarter of 2006.

Equity Compensation Plan Information.   The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Form 10-K.

Performance Graph.

The following indexed graph indicates Friendly’s total shareholder return for the period beginning December 30, 2001 and ending December 31, 2006 as compared to the total return for the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Restaurant Index, assuming an investment of $100 in each as of December 30, 2001. Friendly’s is not included in either of these indices. Total shareholder return for Friendly’s, as well as for the indices, is based on the cumulative amount of dividends for a given period (assuming dividend reinvestment) and the difference between the share price at the beginning and at the end of the period.

Cumulative Total Return

(in dollars)

Item 6.                        SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following table sets forth selected consolidated historical financial information, which has been derived from our audited Consolidated Financial Statements for each of the five most recent years ended December 31, 2006. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. See Note 2 of Notes to Consolidated Financial Statements for a discussion of the basis of the presentation and significant accounting policies of the consolidated historical financial information set forth below. No dividends were declared or paid for any period presented.

	Fiscal Year(a)
(in thousands, except per share data)	2006	2005	2004 (b, c, d, e)	2003 (b)	2002
	(53 weeks)
Statement of Operations Data:
Revenues:
Restaurant	$395,999	$400,821	$431,763	$442,416	$437,426
Foodservice	120,055	116,072	112,637	110,190	106,331
Franchise	15,401	14,454	13,199	9,822	9,472
Total revenues	531,455	531,347	557,599	562,428	553,229
Operating income	21,559	13,202	21,521	38,523	32,094
Income (loss) before benefit from (provision for) income taxes	1,402	(7,592)	(10,009)	14,366	7,224
Benefit from (provision for) income taxes(f).	83	(20,002)	7,145	(4,604)	(1,581)
Income (loss) from continuing operations	1,485	(27,594)	(2,864)	9,762	5,643
Income (loss) from discontinued operations, net of income tax effect(g)	3,461	335	(553)	(259)	17
Net income (loss)	$4,946	$(27,259)	$(3,417)	$9,503	$5,660
Basic income (loss) per share:
Income (loss) from continuing operations	$0.19	$(3.53)	$(0.38)	$1.31	$0.77
Income (loss) from discontinued operations, net of income tax effect	0.44	0.04	(0.07)	(0.03)	—
Net income (loss)	$0.63	$(3.49)	$(0.45)	$1.28	$0.77
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.18	$(3.53)	$(0.38)	$1.28	$0.75
Income (loss) from discontinued operations, net of income tax effect	0.43	0.04	(0.07)	(0.03)	—
Net income (loss)	$0.61	$(3.49)	$(0.45)	$1.25	$0.75
WEIGHTED AVERAGE SHARES:
Basic	7,939	7,802	7,637	7,447	7,372
Diluted	8,084	7,802	7,637	7,609	7,551

	December 31,	January 1,	January 2,	December 28,	December 29,
	2006	2006	2005	2003	2002
Balance Sheet Data:
Working capital (deficit)(h)	$(10,580)	$(16,634)	$(10,131)	$(1,489)	$3,197
Total assets	$220,167	$218,242	$248,884	$247,288	$252,163
Total long-term debt, capital lease and finance obligations, excluding current maturities	$227,332	$231,067	$233,132	$233,710	$236,874
Total stockholders’ deficit	$(126,896)	$(141,838)	$(105,026)	$(103,152)	$(108,145)

(a)           2004 included 53 weeks of operations. All other years presented included 52 weeks of operations.

(b)          In 2004, lump-sum cash payments to pension plan participants were in excess of the interest cost component of net periodic pension cost. As a result, we recorded additional pension expense of $2,204 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

In November 2003, we announced that effective December 31, 2003, all benefits accrued under the pension plan would be frozen at the level attained on that date. The benefits accrued through December 31, 2003 were not reduced and will continue to be credited with interest. As a result, we recognized a one-time pension curtailment gain of $8,113 in 2003.

(c)           In March 2004, we recorded a pre-tax restructuring charge of $2,627 for severance and outplacement services associated with reduction in force actions taken during the first quarter. We reduced the 2001 restructuring reserve by $400 during the year ended December 29, 2002 since the reserve exceeded estimated remaining payments.

(d)          In January 2004, we reached a settlement in a lawsuit filed against a former administrator of one of our benefit plans. The settlement was based on the administrator’s alleged failure to adhere to the terms of a contract and resulted in a one-time payment to us of $3,775, which was received on April 2, 2004. As a result of this lawsuit, we incurred professional fees of approximately $500 which were included in the consolidated statement of operations for the year ended December 28, 2003 and an additional $131 in professional fees that were offset against the payment in the accompanying consolidated statement of operations for the year ended January 2, 2005.

(e)           In March 2004, $127,357 of aggregate principal amount of our then outstanding 10.5% senior notes was purchased at the tender offer and consent solicitation price of 104% of the principal amount and $476 of aggregate principal amount of our then outstanding 10.5% senior notes were purchased at the tender offer price of 102% of the principal amount. In April 2004, the remaining $48,144 of our 10.5% senior notes was redeemed in accordance with our senior notes indenture at 103.5% of the principal amount. In connection with the tender offer, we wrote off unamortized deferred financing costs of $2,445 and paid a premium of $6,790 that was included in the accompanying consolidated statement of operations for the year ended January 2, 2005.

(f)             During the fourth quarter of 2005, we entered a three-year cumulative loss position and revised our projections of the amount and timing of profitability in future periods. As a result, we increased our deferred income tax valuation allowance by approximately $26,729 ($22,184 to income tax expense and $4,545 to accumulated other comprehensive loss) to reduce the carrying value of deferred tax assets to zero (Note 8 of Notes to Consolidated Financial Statements).

(g)           In accordance with SFAS No. 144, the results of operations of the eight properties that were disposed of during 2006 and the 14 properties that were disposed of during 2005, and any related net gain on the disposals, as well as the results of operations of the four properties held for sale at December 31,

2006 were reported separately as discontinued operations in the accompanying consolidated statements of operations for all years presented. (Note 5 of Notes to Consolidated Financial Statements).

(h)          Working capital (deficit) includes assets classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for all years presented (Note 5 of Notes to Consolidated Financial Statements).

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes thereto included elsewhere herein.

Overview

We are a leading full-service, casual dining restaurant company and provider of premium ice cream products with locations primarily in the Northeast. As of December 31, 2006, we operated 316 full-service restaurants and franchised 198 full-service restaurants and seven non-traditional units, located in 16 states.

Our revenues are derived from three primary sources:

•       Restaurant revenue, which consists of sales from Company-operated full-service restaurants;

•       Foodservice revenue, which consists of sales of food and premium ice cream products that we distribute and sell to our franchisees and to more than 4,000 supermarkets and other retail locations in 12 states; and

•       Franchise revenue, which consists of franchise fees, royalty income we receive from our franchisees, and other franchise income. Initial franchise fees typically range from $30,000 to $35,000 for each restaurant opened. Franchise royalties are generally 4% of each franchise restaurant’s monthly net sales. Other franchise income includes rental income on any properties we own and lease or sublease to franchisees.

The casual dining industry, the segment of the restaurant industry in which we operate, is highly competitive and there are many factors that affect our operations. Our industry and our results of operations are susceptible to changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns, the cost and availability of labor, purchasing power, availability of products and the type, number and location of competing restaurants. In addition, factors such as increased food, labor and benefits costs, regional weather conditions and the potential scarcity of experienced management and hourly employees may also adversely affect the food service industry in general and the results of our operations and financial condition in particular.

When evaluating and assessing our financial performance, we focus on a number of measurements to gauge our progress including, but not limited to, the following:

•       Comparable restaurant sales—a year over year comparison of sales for restaurants, that, in the current year, have been open at least 18 months in order to remove the impact of new openings in comparing the operations of existing restaurants. Increases in Company-operated and franchised comparable restaurant sales increases our Company-operated restaurant revenues and our franchise royalties. Comparable restaurant sales are derived by increases in the average guest check and/or increases in guest traffic. Average guest check increases result from menu price increases and/or a change in menu mix.

•       Company restaurant margin (Company-operated restaurant sales less cost of sales, labor and benefits and operating expenses)—Company-operated restaurant margin is significantly dependent on comparable sales performance at Company-operated restaurants, and is also susceptible to fluctuations in commodity costs (such as the price of dairy products), labor costs and other operating costs such as utilities. Our goal is to steadily grow Company-operated restaurant margins each year. In 2006 and 2005, Company-operated restaurant margin was 13.2% and 12.0%, respectively. The improvement in margin for 2006 followed our positive comparable Company-operated restaurant sales performance for the year.

•       Franchise development—new franchise openings reflect the overall strength of our franchise program. In 2006 and 2005, franchise openings totaled four and six, respectively. A number of new restaurants were in development at the end of 2006, and therefore we expect franchisees to open eight to 12 restaurants in 2007.

•       Growth in retail case volume of specialty products—includes our higher revenue margin line of rolls and decorated cakes. In 2006 this volume totaled 941,000 cases, which represented an increase of 16.2%. In 2005, the year we introduced decorated cakes into retail locations, this volume was 810,000 cases.

Over the years, our liquidity and profitability have been severely impacted primarily as a result of the high leverage associated with The Restaurant Company’s (“TRC”) acquisition of our Company from Hershey Foods Corporation in 1988. As of December 31, 2006, we had a stockholders’ deficit of $126.9 million. Cumulative net interest expense of $626.9 million since the TRC Acquisition has significantly contributed to the deficit. Our net income in 2006 of $4.9 million included $20.5 million of interest expense, net. The degree to which we are leveraged could have important consequences, including the following: (i) potential impairment of our ability to obtain additional financing in the future; (ii) because borrowings under our credit facility and mortgage financing in part bear interest at floating rates, we could be adversely affected by any increase in prevailing rates; (iii) we are more leveraged than certain of our principal competitors, which may place us at a competitive disadvantage; and (iv) our substantial leverage may limit our ability to respond to changing business and economic conditions and make us more vulnerable to a downturn in general economic conditions. We have reported net income (loss) of $4.9 million, ($27.3 million), ($3.4 million), $9.5 million and $5.7 million for 2006, 2005, 2004, 2003 and 2002, respectively.

Friendly’s Restaurants

The table below provides a summary of Company-operated and franchised units at each fiscal year end from fiscal 2004 through 2006:

	For the Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
Company Units:
Beginning of year.	314	347	355
Openings	2	2	4
Acquired from franchisees.	11	—	—
Acquired by franchisees.	(6)	(15)	(27)
Closings.	(5)	(20)	(5)
End of year	316	314	327
Franchised Units:
Beginning of year.	213	195	163
Openings	4	6	8
Acquired by franchisees.	6	15	27
Acquired from franchisees.	(11)	—	—
Closings.	(7)	(3)	(3)
End of year.	205	213	195

Discontinued Operations

During 2005, we disposed of five properties by sale and nine properties other than by sale, including lease terminations. During December 2005, we closed seven restaurants and committed to a plan to sell those seven restaurants as well as four restaurants that were closed in 2004. At January 1, 2006, these 11 properties met the criteria for “held for sale” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During 2006, we sold eight of these 11 properties and, at December 31, 2006, the remaining three properties still met the criteria for “held for sale” as defined in SFAS No. 144.

In accordance with SFAS No. 144, the results of operations of the eight properties that were disposed of during 2006 and the 14 properties that were disposed of during 2005, and any related net gain on the disposals, as well as the results of operations of three properties held for sale at December 31, 2006 were reported separately as discontinued operations in the accompanying consolidated statements of operations for all years presented.

During 2006, we disposed of two properties by sale and two properties other than by sale, including lease terminations. Additionally, we closed one restaurant and committed to a plan to sell that restaurant. At December 31, 2006, this property met the criteria for “held for sale” as defined in SFAS No. 144. The results of operations and any related gain or loss associated with the disposition of these restaurants were not material and therefore were reported within continuing operations in the accompanying consolidated statements of operations for all years presented.

Results of Operations

The following table contains information derived from our consolidated statements of operations expressed as a percentage of total revenues:

	2006	2005	2004
Restaurant Revenues	74.5%	75.4%	77.4%
Foodservice Revenues	22.6%	21.9%	20.2%
Franchise Revenues	2.9%	2.7%	2.4%
REVENUES	100.0%	100.0%	100.0%
COSTS AND EXPENSES:
Cost of sales	37.8%	38.6%	37.7%
Labor and benefits	26.5%	27.1%	28.4%
Operating expenses	19.6%	19.9%	18.8%
General and administrative expenses	8.1%	7.3%	7.2%
Pension settlement expense	—	—	0.3%
Restructuring expense	—	—	0.4%
Gain on litigation settlement	—	—	(0.6)%
Write-downs of property and equipment	0.1%	0.5%	—
Depreciation and amortization	4.3%	4.4%	4.1%
Gain on franchise sales of restaurant operations and properties	(0.7)%	(0.5)%	(0.2)%
Loss on disposals of other property and equipment, net	0.2%	0.2%	—
OPERATING INCOME	4.1%	2.5%	3.9%
Interest expense, net	3.9%	3.9%	4.0%
Other (income) expense	(0.1)%	—	1.7%
INCOME (LOSS) BEFORE BENEFIT FROM (PROVISION FOR) INCOME TAXES	0.3%	(1.4)%	(1.8)%
Benefit from (provision for) income taxes	—	(3.8)%	1.3%
INCOME (LOSS) FROM CONTINUING OPERATIONS	0.3%	(5.2)%	(0.5)%

2006 Compared to 2005

Revenues:

Total revenues—Total revenues increased $0.2 million to $531.5 million for the year ended December 31, 2006 compared to $531.3 million for 2005.

Restaurant revenues—Restaurant revenues decreased $4.8 million, or 1.2%, to $396.0 million for the year ended December 31, 2006 from $400.8 million for 2005. Comparable Company-operated restaurant revenues during the year increased by $4.0 million, or 1.4%. Increases in comparable Company-operated restaurant revenues occurred in most dayparts, with the largest occurring during the dinner and afternoon snack periods. Restaurant revenues were positively impacted in 2006 due to fewer operating days lost from weather closings when compared to 2005. Additionally, the opening of four new restaurants over the past 24 months and the acquisition of eleven restaurants from franchisees in December of 2006 increased restaurant revenues by $4.6 million. These increases were more than offset by the closing of five locations and the acquisition of 21 Company-operated locations by franchisees over the past 24 months resulting in declines of $2.3 million and $11.1 million, respectively, in restaurant revenues in 2006 as compared to 2005.

There were two new restaurants opened during both 2006 and 2005. There were 67 and 12 restaurants remodeled during 2006 and 2005, respectively.

Foodservice revenues—Foodservice revenues (product sales to franchisees and retail customers) increased $4.0 million, or 3.4%, to $120.1 million for the year ended December 31, 2006 compared to $116.1 million for 2005. Sales to foodservice retail supermarket customers increased $0.5 million in 2006 compared to 2005 primarily due to a slight increase in overall case volume of our ice cream products. In 2006, we experienced a 16.2% increase in sales volume of our specialty product line of cups, rolls and decorated cakes, our higher revenue margin line of specialty products. This increase was partially offset by a 3.4% decline in sales volume for our 56 oz carton line. The increased sales volume of our specialty products is consistent with our retail strategy to focus on developing and growing volume of our higher margin total specialty product line, particularly our retail cake business, by leveraging our retail sales channel.

Franchised restaurant product revenue increased $3.5 million in 2006 compared to 2005, primarily due to the higher average number of operating franchised restaurants throughout the year, 208 for 2006 compared to 197 for 2005. This increase in franchised restaurant product revenue was partially offset by a 0.9% reduction in comparable franchised restaurant revenues during 2006 compared to 2005.

Franchise revenues—Franchise revenues increased $0.9 million, or 6.6%, to $15.4 million for the year ended December 31, 2006 compared to $14.5 million for 2005.

Royalties of $10.9 million increased $0.4 million for the year ended December 31, 2006 as compared $10.5 million in 2005 due primarily to an increase in the average number of operating franchised restaurants throughout the year (208 in 2006 compared to 197 in 2005). During the last 24 months, a total of 10 new franchise restaurants were opened and 21 restaurants were acquired by franchisees, which more than offset the eleven restaurants acquired from franchisees in December of 2006 and the closing of 10 under-performing locations during the same period. This increase in royalties was partially offset, however, by a 0.9% reduction in comparable franchised restaurant revenues which was experienced during the year ended December 31, 2006, following the 0.4% increase in comparable franchised restaurant revenues experienced in the year ended January 1, 2006.

Franchise fees and other franchise income of $4.5 million increased $0.5 million during the year ended December 31, 2006 when compared to 2005 primarily resulting from $0.3 million in forfeitures and penalties recognized in 2006 related to the closing of one franchised restaurant during the year and the eleven restaurants acquired from franchisees in December of 2006.

Cost of sales:

Cost of sales decreased $4.5 million, or 2.2%, to $200.8 million for the year ended December 31, 2006 from $205.3 million for 2005. Cost of sales as a percentage of total revenues was 37.8% and 38.6% for the years ended December 31, 2006 and January 1, 2006, respectively. This improvement resulted primarily from a reduction in cost of sales within the restaurant segment of 0.7% and a reduction in cost of sales within the foodservice segment of 3.0% which was partially offset by a slightly unfavorable shift in sales mix away from Company restaurant revenues (which carried a lower cost of sales percentage of 26.3%) to foodservice revenues (which carried a higher cost of sales percentage of 80.6%) during the year ended December 31, 2006. Company restaurant revenues declined as a percentage of total revenue from 75.4% in the 2005 period to 74.5% in the 2006 period, while foodservice revenues increased as a percentage of total revenues from 21.8% in the 2005 period to 22.6% in the 2006 period.

Restaurant cost of sales as a percentage of restaurant revenues decreased to 26.3% for the year ended December 31, 2006 from 27.0% for 2005. This improvement was due to menu price increases and product re-formulations, as overall prices for food commodities were generally flat against the prior year. Decreases in commodity prices for certain meat, poultry, fish and dairy products (primarily cream) were offset by increases in commodity prices for certain other food product categories, such as frozen foods (waffle fries) and beverages.

Foodservice cost of sales as a percentage of foodservice revenues decreased to 80.6% in the year ended December 31, 2006 from 83.6% in 2005. This improvement was primarily a result of lower cream costs in 2006 compared to 2005.

The cost of cream, the principal ingredient used in making ice cream, affects our costs of sales as a percentage of total revenues, especially in our foodservice retail business. The price of cream is directly affected by changes in the market price for AA butter traded on the Chicago Mercantile Exchange. As an example, a $0.10 increase in the cost of a pound of AA butter affects our annual costs of sales by approximately $0.9 million. This adverse impact may be offset by price increases or other factors. However, no assurance can be given that we will be able to offset any cost increases in the future and future increases in cream prices could have a material adverse effect on our results of operations. To minimize risk, alternative supply sources continue to be pursued.

The overall cost of cream was approximately $3.3 million lower in 2006 (weighted average price of butter at $1.24 per pound) when compared to 2005 (weighted average price of butter at $1.64 per pound); however, market losses on butter option and/or futures contracts were $0.3 million greater than the losses experienced on butter option and/or futures contracts during 2005. Approximately 70% of this $3.0 million net cost of sales benefit on a year to date basis, or approximately $2.1 million, was reported within our foodservice segment.

When available, we purchase butter option and/or futures contracts to minimize the impact of increases in the cost of cream. Our strategy related to hedging is never to hedge more than 50% of our needs using these instruments, so as not to put us in an uncompetitive position. Option contracts are offered in the months of March, May, July, September, October and December; however, there is often not enough open interest in them to allow us to buy even very limited coverage without paying high premiums. Our commodity option contracts and cash-settled butter futures contracts do not meet hedge accounting criteria as defined by SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and accordingly, are marked to market each period with the resulting gains or losses recognized in cost of sales.

For the remainder of 2007, we expect that cream prices will be slightly higher than the prices experienced for the same period in 2006 due to the spread in the nearby futures market compared to the actual prices of late last year.

On September 19, 2005, the Chicago Mercantile Exchange launched the first electronically traded, cash-settled butter futures contract. This new futures contract is designed to meet the needs of food and dairy companies that have exposure to butterfat price risk but do not want to expose themselves to the possibility of being compelled to take physical delivery of butter. The size of the contract is 20,000 pounds of AA butter, versus the traditional butter futures contract, which is 40,000 pounds. The contract is cash settled based upon the USDA monthly weighted average price for butter in the United States. With this new type of futures contract, there is no risk of delivery of butter; therefore, it offers us the ability to hedge the price risk of cream (on a butter basis) without having to take delivery of commodity butter. We have evaluated this new hedging instrument and believe it is an attractive way to hedge the price risk related to cream. At December 31, 2006, we held 70 contracts, four of them for December 2006 and the remainder spread over the first nine months of 2007. These contracts correspond to approximately 20% of our anticipated cream purchases for the periods represented.

Labor and benefits:

Labor and benefits, which were only reported within our restaurant segment, decreased $2.9 million, or 2.0%, to $141.1 million for the year ended December 31, 2006 from $144.0 million for the year ended January 1, 2006. As a percentage of total revenues, labor and benefits decreased to 26.6% for the year ended December 31, 2006 from 27.1% for the year ended January 1, 2006. This reduction was due to both the 0.9% shift in sales mix away from Company restaurant revenues to foodservice revenues, and to a marginal improvement in labor and benefits within the restaurant segment to 35.6% for the year ended December 31, 2006 from 35.9% for 2005. This improvement was due to menu price increases and slightly lower health benefit costs, as labor productivity levels remained the same year over year, and average hourly rates of crew level employees increased by 1.8%.

Operating expenses:

Operating expenses were $104.0 million and $105.8 million for the years ended December 31, 2006 and January 1, 2006, respectively. Operating expenses as a percentage of total revenues were 19.6% and 19.9% in 2006 and 2005, respectively. A significant portion of these expenses ($98.7 million in 2006 and $100.4 million in 2005) were reported within our restaurant segment. In the year ended December 31, 2006, these costs consisted of $14.9 million in supplies, $19.2 million in utilities, $12.8 million in maintenance and cleaning, $15.3 million in advertising, $21.3 million in occupancy and $15.2 million in other restaurant expenses. Decreases in advertising and maintenance and cleaning costs of $1.6 million and $1.2 million, respectively, were partially offset by higher costs for utilities of $1.1 million in 2006 when compared to 2005.

General and administrative expenses:

General and administrative expenses were $43.3 million and $38.7 million for the years ended December 31, 2006 and January 1, 2006, respectively. General and administrative expenses as a percentage of total revenues increased to 8.1% in 2006 from 7.3% in 2005. The $4.6 million increase was primarily the result of an increase in bonus compensation to senior and middle management of $3.2 million (a minimal amount of bonus compensation was incurred in 2005) due to achievement of Company performance targets, severance costs of $0.6 million due primarily to the resignation of our former President and Chief Executive Officer in the third quarter of 2006, pension costs of $0.6 million and stock compensation expense of $0.4 million. These increases were partially offset by a decrease in legal fees of $0.5 million.

The decrease in legal fees was primarily due to insurance recoveries received in connection with the ongoing shareholder derivative lawsuit filed by S. Prestley Blake against us and certain of our directors (the “Blake Litigation”). Pursuant to a settlement agreement with our insurance company in connection with costs and expenses we have incurred in the defense of the Blake Litigation, during the year ended December 31, 2006, we received insurance recoveries of $1.4 million (of which $0.7 million related to legal costs incurred in 2005) and we recorded at year end a receivable in the amount of $0.2 million for expected additional insurance recoveries. Although we have received certain insurance recoveries and may receive additional recoveries in the future, we expect to continue to incur additional legal fees in the defense of the Blake Litigation.

In addition to the Blake Litigation, we may incur additional costs and expenses in connection with a potential proxy contest threatened by The Lion Fund, L.P., a hedge fund controlled by Sardar Biglari. The Lion Fund has notified us of its intention to nominate Sardar Biglari and Philip Cooley for election as directors at our upcoming Annual Meeting of Shareholders. In the event of a proxy contest, we expect to incur additional costs and expenses to solicit proxies in favor of our nominees for election of director and against The Lion Fund’s nominees for election of director. These additional solicitation costs may include, among others, additional costs and fees payable to a proxy solicitation firm, fees of outside counsel to advise us in connection with the contested solicitation, increased costs associated with public relations matters, increased mailing and printing costs, and possible litigation.

Stock-based compensation expense:

On January 2, 2006, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R”), using the modified prospective application method. Compensation cost was calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make several assumptions, including volatility. We have considered the guidance in SFAS No. 123R and believe that our historical estimated volatility is materially indicative of expectations about future volatility.

During the year ended December 31, 2006, we recognized $0.4 million of total stock-based compensation expense as a result of the adoption of SFAS No. 123R, which was included in general and administrative expenses. We expect to recognize $0.5 million of stock compensation expense during 2007 related to the awards outstanding at December 31, 2006.

As of December 31, 2006, there was $1.0 million of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of 1.7 years.

See Note 3 of Notes to Consolidated Financial Statements for further information regarding our adoption of SFAS No. 123R.

Write-downs of property and equipment:

Write-downs of property and equipment were $0.7 million and $2.5 million in the years ended December 31, 2006 and January 1, 2006, respectively. During the year ended December 31, 2006, we determined that the carrying values of three restaurant properties exceeded their estimated fair values less costs to sell and the carrying values were reduced by an aggregate of $0.7 million accordingly. During 2005, we determined that the carrying values of six restaurant properties and certain capital inventory used to replace restaurant equipment exceeded their estimated fair values less costs to sell. The carrying values were reduced by an aggregate of $2.5 million accordingly.

Depreciation and amortization:

Depreciation and amortization was $22.9 million and $23.4 million for the years ended December 31, 2006 and January 1, 2006, respectively. Depreciation and amortization as a percentage of total revenues was 4.3% and 4.4% in 2006 and 2005, respectively. Depreciation was higher in 2005 primarily due to a reduction of the lives of leasehold improvement assets as a result of management decisions to close certain underperforming leased properties sooner than previously anticipated.

Gain on franchise sales of restaurant operations and properties:

Gain on franchise sales of restaurant operations and properties was $3.9 million and $2.7 million in the years ended December 31, 2006 and January 1, 2006, respectively.

During 2006, we recognized a gain of $2.1 million associated with the sale of certain assets and leasehold rights of five existing restaurants to three existing franchisees. Additionally during 2006, we recognized a gain of $1.6 million associated with three transactions in which three existing franchisees exercised purchase options on eight restaurants and agreed to develop a total of ten new restaurants in future years. The remaining gain of $0.2 million relates to the elimination of a reserve against a previous franchise transaction.

During the year ended January 1, 2006, we recognized a gain of $2.7 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in nine existing Company-operated restaurants to four franchisees.

Loss on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net was $0.9 million and $1.0 million for the years ended December 31, 2006 and January 1, 2006, respectively. The table below identifies the components of the loss on disposals of other property and equipment, net as shown on the accompanying consolidated statements of operations (in thousands):

	For the Years Ended
	December 31,	January 1,
	2006	2006
Restaurant assets retired due to remodeling.	$863	$225
Restaurant equipment assets retired due to replacement	285	200
(Gain) loss on property not held for disposition	(667)	118
Loss on abandoned capital projects and architectural plans	234	108
Gain due to restaurant flood	(53)	—
All other	239	379
Loss on disposals of other property and equipment, net.	$901	$1,030

Interest expense, net:

Interest expense, net of capitalized interest and interest income, was $20.5 million and $20.9 million for the years ended December 31, 2006 and January 1, 2006, respectively. The decrease in interest expense in 2006 compared to 2005 was primarily due to an increase in interest income related to slightly higher levels of investment in short term marketable securities throughout the year, reduced amounts of interest on capital leases and lower interest rates on our mortgage financing. Total outstanding debt, including capital lease and finance obligations, decreased from $233.9 million at January 1, 2006 to $230.4 million at December 31, 2006.

Other (income) expense:

During the year ended December 31, 2006, other (income) expense consisted of income of $0.1 million from the settlement of a title insurance class action lawsuit in which we were a class member and $0.2 million in settlement related to a Mastercard/Visa class action lawsuit in which we were a class member.

During the year ended January 1, 2006, other (income) expense consisted of $0.1 million which represented the realized gains on investments sold in association with the dissolution of our nonqualified deferred compensation plan.

Benefit from (provision for) income taxes:

The benefit from income taxes was $0.1 million for the year ended December 31, 2006 compared to a provision for income taxes of $20.0 million for the year ended January 1, 2006.

Management evaluates the need for a valuation allowance on a quarterly basis. A more in depth evaluation is made as part of the annual and strategic planning process conducted in the fourth quarter of each year.

As of December 31, 2006 and January 1, 2006, we had approximately $28.4 and $32.1 million of net deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences that are available to reduce income taxes in future years. SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the Company operates, length of carryback and carryforward periods, and projections of future operating results. Where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. The presumption can be overcome in very limited circumstances.

During the fourth quarter of 2005, we entered a three-year cumulative loss position and revised our projections of the amount and timing of profitability in future periods. As a result, we increased the valuation allowance by approximately $26.7 million ($22.2 million to income tax expense and $4.5 million to stockholders’ deficit) to reduce the carrying value of deferred tax assets to zero.

As of December 31, 2006 we remain in a three-year cumulative loss position and expect to record valuation allowances on future tax benefits until we can sustain an appropriate level of profitability. However, we have incurred approximately $1.1 million of federal tax liabilities for 2005 and 2006 combined. Approximately $0.9 million of the $1.1 million would be available for refund if 2007 resulted in a loss for income tax purposes. As a result, the valuation allowances as of December 31, 2006 of $27.4 million will reduce the carrying value of net deferred tax assets to $0.9 million. Should our future profitability provide sufficient evidence, in accordance with SFAS No. 109, to support the ultimate realization of income tax benefits attributable to net operating loss (“NOL”) and credit carryforwards and other deductible temporary differences, a reduction in the valuation allowance may be recorded and the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

The 2005 provision for income taxes included a $1.4 million increase in income tax accruals resulting from certain items then being discussed with the IRS, which have since been resolved.

Income from continuing operations:

Income from continuing operations was $1.5 million for the year ended December 31, 2006 compared to loss from continuing operations of $27.6 million for the year ended January 1, 2006 for the reasons discussed above.

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

During 2005, we disposed of five properties by sale and nine properties other than by sale, including lease terminations. During December 2005, we closed seven restaurants and committed to a plan to sell those seven restaurants as well as four restaurants that were closed in 2004. At January 1, 2006, these 11 properties met the criteria for “held for sale” as defined in SFAS No. 144. During 2006, we sold eight of these 11 properties and, at December 31, 2006, the remaining three properties still met the criteria for “held for sale” as defined in SFAS No. 144.

In accordance with SFAS No. 144, the results of operations of the eight properties that were disposed of during 2006 and the 14 properties that were disposed of during 2005, and any related net gain on the disposals, as well as the results of operations of three properties held for sale at December 31, 2006 were reported separately as discontinued operations in the accompanying consolidated statements of operations for all years presented.

For the years ended December 31, 2006 and January 1, 2006, these discontinued results consisted of the following (in thousands):

	For the Years Ended
	December 31,	January 1,
	2006	2006
Net sales	$—	$10,499
Operating loss	(360)	(1,548)
Gain on disposals of property and equipment	4,359	2,115
Income tax expense	(538)	(232)
Income from discontinued operations	$3,461	$335

During 2006, we disposed of two properties by sale and two properties other than by sale, including lease terminations. Additionally, we closed one restaurant and committed to a plan to sell that restaurant. At December 31, 2006, this property met the criteria for “held for sale” as defined in SFAS No. 144. The results of operations and any related gain or loss associated with the disposition of these restaurants were not material and therefore were reported within continuing operations in the accompanying consolidated statements of operations for all years presented.

2005 Compared to 2004

Revenues:

Total Revenues—Total revenues decreased $26.3 million, or 4.7%, to $531.3 million in 2005 from $557.6 million in 2004. Fiscal 2004 included a 53rd week of operations. The additional week contributed $10.7 million in total revenues as restaurants, foodservice and franchise segments provided $9.0 million, $1.5 million and $0.2 million, respectively.

Restaurant Revenues—Restaurant revenues decreased $31.0 million, or 7.2%, to $400.8 million in 2005 from $431.8 million in 2004. Comparable Company-operated restaurant revenues decreased 1.2% from 2004 to 2005. Higher prices for gasoline, especially during the three weeks in September 2005 post hurricane Katrina, appeared to have had a negative impact on the number of customer visits during all day-parts, with our afternoon and evening snack periods experiencing the greatest declines. Comparable sales decreased 1.3% for the fourth quarter of 2005 compared to the same period in 2004, but were flat the last two months of 2005. Also contributing to the reduced comparable revenues was an unfavorable shift in the timing of the year-end holiday period as 2004 included January 1, 2004 and January 1, 2005. There were additional operating days lost due to weather closings in 2005 when compared to 2004 as most markets in New England recorded higher than normal snowfall. The 53rd week of operations in 2004 contributed $9.0 million to the restaurant sales decline. Additionally, the closing of five locations and the acquisition of 42 Company-operated locations by franchisees over the past 24 months resulted in declines of $1.6 million and $20.3 million, respectively, in restaurant revenues in 2005 as compared to 2004. These declines were partially offset by increased revenues of $4.1 million in 2005 as compared to 2004 due to the opening of six new restaurants over the past 24 months. There were two new restaurants opened during the year ended January 1, 2006.

Foodservice Revenues—Foodservice (product sales to franchisees and retail customers) revenues increased $3.5 million, or 3.0%, to $116.1 million in 2005 from $112.6 million in 2004. This increase was primarily due to a $3.9 million increase in franchised restaurant product revenue resulting from the increased number of franchised restaurants in 2005 compared to 2004, partially offset by a decrease in franchised restaurant product revenue of $1.1 million due to the 53rd week of operations in 2004. Additionally, Foodservice revenues were adversely impacted by a $0.4 million decrease in sales to foodservice retail supermarket customers in 2005 compared to 2004 as a result of greater discounting in 2005. Case volume in our retail supermarket business increased 0.7% for the year ended January 1, 2006 when compared to the year ended January 2, 2005 primarily as a result of higher volume of individual sundae cups and the introduction of new decorative cakes. Discounting and sales allowances were 0.7% greater as a percentage of gross revenues in 2005 when compared to 2004. Foodservice retail revenues were $0.4 million during the 53rd week in 2004.

Franchise Revenues—Franchise revenues increased $1.3 million, or 9.5%, to $14.5 million in 2005 compared to $13.2 million in 2004 due primarily to increases in royalties on franchised sales and rental income for leased and subleased franchise locations, partially offset by a decline in franchise fees.

Royalties on franchised sales increased $0.8 million in 2005 as compared to 2004. Comparable franchised revenues grew 0.4% from the year ended January 2, 2005 to the year ended January 1, 2006. The opening of 13 new franchise restaurants and one café and the acquisition of 42 Company operated restaurants by franchisees during the last 24 months increased royalty revenues by $1.1 million while the closing of six under-performing locations during the same period reduced royalties by $0.2 million. Royalties were $0.2 million during the 53rd week in 2004.

Franchise fees and other franchise income increased by $0.5 million during 2005 when compared to 2004. An increase in rental income for leased and subleased franchise locations of $1.0 million was due primarily to an increased number of leased and subleased franchised locations as there were 213 and 195 franchise units open at January 1, 2006 and January 2, 2005, respectively. Franchisees acquired fifteen Company-operated restaurants and opened six new restaurants during 2005 as compared to the acquisition of 27 Company-operated restaurants and the opening of seven new restaurants and one new café during 2004. Additionally in 2004, we received $0.1 million in franchise fees when two franchisees operating restaurants under options to purchase elected to exercise their options.

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

The relatively high price of butter in December 2004 resulted in unfavorable cream costs in the first quarter of 2005, as the market price of butter is generally reflected in our cost of sales approximately 30 days later. During the remainder of 2005, butter prices had a favorable impact on the price of cream when compared to the same period in 2004. The cost of cream was approximately $1.1 million lower in the year ended January 1, 2006 when compared to the year ended January 2, 2005. In 2005, market losses of $0.2 million were realized due to unfavorable positions on commodity option contracts while market gains of $0.6 million were realized in 2004. We enter into commodity option contracts from time to time to manage dairy cost pressures. Our commodity option contracts do not meet hedge accounting criteria as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and, accordingly, are marked to market each period with the resulting gains or losses recognized in cost of sales.

During the fourth quarter of 2005 we purchased a small number of cash-settled butter futures contracts through the Chicago Mercantile Exchange, but did not achieve a significant level of protection.

Labor and benefits:

Labor and benefits decreased $14.1 million, or 9.0%, to $144.0 million in 2005 from $158.1 million in 2004. Labor and benefits as a percentage of total revenues decreased to 27.1% in 2005 from 28.4% in 2004. As a percentage of restaurant revenues, labor and benefits decreased to 35.9% in 2005 from 36.6% in 2004. Lower hourly labor costs accounted for 0.7% of the decrease in labor and benefits costs as a percentage of restaurant revenues, which was primarily the result of restructuring of the restaurant management team with fewer guest service supervisors and more servers, resulting in lower average hourly rates. Restaurant general manager bonuses were also lower during 2005 when compared to 2004 due primarily to a change in the bonus plan and accounted for 0.5% of the decrease in labor and benefits costs as percentage of restaurant revenues. Partially offsetting these benefits were increases in pension expense and other fringe costs of 0.4% and 0.1%, respectively, in 2005 when compared to 2004. Revenue increases derived from franchised locations and product sales to franchisees and retail customers, which do not have any associated restaurant labor and benefits, also contributed to the lower labor and benefits as a percentage of total revenues.

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

Depreciation and amortization:

Depreciation and amortization was $23.4 million and $22.6 million in 2005 and 2004, respectively. Depreciation and amortization as a percentage of total revenues was 4.4% and 4.1% in 2005 and 2004, respectively. The increase in depreciation expense was primarily the result of the opening of six new restaurants over the last 24 months and the reduction of the lives of leasehold improvement assets as a result of management decisions to close certain underperforming leased properties sooner than previously anticipated.

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

During the year ended January 2, 2005, we recognized a gain of approximately $0.7 million associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in 10 existing Company-operated restaurants to a franchisee. Additionally, during 2004, we recognized a gain of approximately $0.6 million associated with two transactions in which two existing franchisees exercised purchase options on six restaurants.

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

Other (income) expense:

Other (income) expense of $0.1 million in 2005 represented the realized gains on investments sold in association with the dissolution of our nonqualified deferred compensation plan. Other (income) expense in 2004 represented the $6.8 million premium and the write-off of unamortized deferred financing costs of $2.4 million in connection with the tender offer for the $176.0 million of 10.5% senior notes. In March 2004, $127.8 million of aggregate principal amount of 10.5% senior notes were purchased pursuant to the tender offer and in April 2004, the remaining $48.2 million of 10.5% senior notes were redeemed in accordance with the 10.5% senior notes indenture at 103.5% of the principal amount.

(Provision for) benefit from income taxes:

The provision for income taxes was $20.0 million in 2005. Management evaluates the need for a valuation allowance on a quarterly basis. A more in depth evaluation is made as part of the annual and strategic planning process conducted in the fourth quarter of each year.

As of January 1, 2006, we had approximately $32.1 million of net deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences that are available to reduce income taxes in future years. SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which we operate, length of carryback and carryforward periods, and projections of future operating results. Where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. The presumption can be overcome in very limited circumstances.

During the fourth quarter of 2005, we entered a three-year cumulative loss position and revised our projections of the amount and timing of profitability in future periods. As a result, we increased the valuation allowance by approximately $26.7 million ($22.2 million to income tax expense and $4.5 million to stockholders’ deficit) to reduce the carrying value of deferred tax assets to zero.

The 2005 provision for income taxes also included a $1.4 million increase in income tax accruals related to income tax audits and other tax matters resulting from certain items then being discussed with the IRS, which have since been resolved.

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

Income (loss) from the discontinued operations of 14 properties that were disposed of during 2005 and 11 properties that were classified as held for sale at January 1, 2006 consisted of the following (in thousands):

	For the Years Ended
	January 1,	January 2,
	2006	2005
Net sales	$10,499	$16,898
Pretax loss	(1,548)	(938)
Gain on disposals of property and equipment	2,115	—
Income tax (expense) benefit.	(232)	385
Income (loss) from discontinued operations	$335	$(553)

Liquidity and Capital Resources

General:

Our primary sources of liquidity and capital resources are cash generated from operations and, if needed, borrowings under our $35 million revolving credit facility (the “Credit Facility”). Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Other sources of cash are sales of under-performing existing restaurant properties and other assets and sales of Company-operated locations to franchisees (to the extent our debt instruments permit). The amount of debt financing that we are able to incur is limited by the terms of our Credit Facility and 8.375% senior notes indenture. Below was the financing status of our operating restaurants and properties that we lease to our franchisees as of December 31, 2006:

	Company Operated	Franchise Operated
Owned land and building, mortgaged	59	12
Leased land, owned building, mortgaged	1	0
Sold and leased back	57	3
Owned land and building	18	4
Leased land, owned building	75	19
Leased land and building	106	9
Total	316	47

The Company-operated restaurants above not identified as owned land and building, mortgaged or sold and leased back secure our obligations under the Credit Facility. Of the 18 restaurant properties identified as owned land and building, five were available to be sold.

In addition to our 316 operating restaurants, we have four closed properties that are classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Operating Cash Flows:

Net cash provided by operating activities was $21.7 million and $14.0 million in 2006 and 2005, respectively. In 2006, cash provided by operating activities included net income of $4.9 million, increased by $2.8 million relating to the gains on sales of fixed assets, $23.4 million for other non-cash expenses of depreciation and amortization and stock compensation expense and $1.9 million in insurance recoveries, $1.4 million of which is pursuant to a settlement agreement with our insurance company in connection with our claims for reimbursement of costs and expenses we have incurred in the defense of the ongoing shareholder derivative lawsuit brought by S. Prestley Blake against us and certain of our directors. We also received cash refunds of federal income taxes and the release of escrow funds related to two previously mortgaged properties of $1.2 million and $1.7 million, respectively. These increases were partially offset by unfavorable changes in inventory related to the inventory build required as part of the retail sqround packaging conversion and a contribution to our defined benefit cash balance pension plan of $2.2 million as a result of the Pension Protection Act of 2006. We anticipate an additional contribution to our defined benefit cash balance pension plan of approximately $3.5 million in 2008 as a result of the Pension Protection Act of 2006.

We had a working capital deficit of $10.6 million and $16.6 million as of December 31, 2006 and January 1, 2006, respectively. Our working capital deficit includes assets classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The working capital needs of companies engaged in the restaurant industry are generally low and as a result, restaurants are frequently able to operate with a working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

Investing Cash Flows:

Net cash used in investing activities was $8.3 million and $7.7 million in 2006 and 2005, respectively.

During 2006 and 2005, we spent $21.7 million and $16.9 million, respectively, on capital expenditures, excluding capital leases, of which $16.1 million and $14.7 million, respectively, was spent on restaurant operations. Capital expenditures were offset by proceeds from the sales of property and equipment of $13.4 million and $8.2 million in 2006 and 2005, respectively. The proceeds in 2006 and 2005 were the result of the sale of Company-operated locations to franchisees and the sale of restaurant properties.

During 2005, we disposed of five properties by sale and nine properties other than by sale, including lease terminations. During December 2005, we closed seven restaurants and committed to a plan to sell those seven restaurants as well as four restaurants that were closed in 2004. At January 1, 2006, these 11 properties met the criteria for “held for sale” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During 2006, we sold eight of these 11 properties.  Net proceeds received on the sale of these restaurant properties during the years ended December 31, 2006 and January 1, 2006 were $6.9 million and $4.5 million, respectively.

During 2006, we disposed of two properties by sale and two properties other than by sale, including lease terminations. Additionally, we closed one restaurant and committed to a plan to sell that restaurant. At December 31, 2006, this property met the criteria for “held for sale” as defined in SFAS No. 144. The results of operations and any related gain or loss associated with the disposition of these restaurants were not material and therefore were reported within continuing operations in the accompanying consolidated statements of operations for all years presented. During 2006, we received net proceeds of $1.6 million from the sale of two of these properties.

During 2006, we completed three transactions in which three existing franchisees purchased five existing Company-operated restaurants and agreed to develop a total of 10 new restaurants in future years. Gross proceeds from these transactions were $3.1 million, of which $0.3 million was for franchise and development fees and $2.8 million was for the sale of certain assets and leasehold rights.

During 2006, three franchisees operating restaurants under options to purchase elected to exercise their options. In doing so, they purchased eight existing restaurants and agreed to develop a total of 10 new restaurants in future years. Gross proceeds from these transactions were $2.2 million, of which $0.3 million was for franchise and development fees and $1.9 million was for the sale of certain assets and leasehold rights.

Financing Cash Flows:

Net cash used in financing activities was $2.9 million and $5.1 million in 2006 and 2005, respectively.

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

On December 30, 2005, we completed a refinancing of the Variable Mortgages (the “Variable Refinancing”). Under the terms of the loan agreement for the Variable Refinancing, we borrowed an aggregate sum of $8.5 million. The interest rate is variable and is the sum of the 90-day LIBOR rate in effect (5.36% at December 31, 2006) plus 4% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The loans under the Variable Refinancing have a maturity date of January 1, 2020 and are being amortized over 14 years.

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

Pursuant to the terms of the Mortgage Financing, we may sell properties securing our obligations provided that other properties are substituted in place of the sold properties. The substituted properties must meet certain requirements under the terms of the Mortgage Financing. In August 2005, proceeds of $0.4 million and $2.7 million were received in connection with the sale of two mortgaged properties of which $0.4 million and $1.3 million of such amounts was placed in escrow pending the inclusion of a substitute property. As of January 1, 2006, these balances were held as collateral and were included in restricted cash on the accompanying consolidated balance sheet as of January 1, 2006. In connection with the Variable Refinancing, the mortgage on one of these properties was released and the remaining $0.4 million related to the sale of this property was released from escrow during the first quarter of 2006. A substitute property for the second property was obtained during the second quarter of 2006 in compliance with the substitution agreement. On June 15, 2006, the remaining $1.3 million was released from escrow.

All mortgage financings are subject to annual covenants, including various minimum fixed charge coverage ratios. We were in compliance with the covenants for the Variable Mortgages and Fixed Mortgages as of December 31, 2006.

8.375% Senior Notes.   In March 2004, we issued $175 million of 8.375% senior notes (the “Senior Notes”) in a private offering to finance the redemption in full of our then outstanding 10.5% senior notes. The Senior Notes are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, Inc. subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under our Credit Facility. The Senior Notes mature on June 15, 2012. Interest on the Senior Notes is payable at 8.375% per annum semi-annually on June 15 and December 15 of each year. The Senior Notes are redeemable, in whole or in part, at any time on or after June 15, 2008 at FICC’s option at redemption prices from 104.188% to 100.00%, based on the redemption date. In addition, at any time prior to June 15, 2007, FICC may redeem, subject to certain conditions, up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of one or more qualified equity offerings, as defined, at a redemption price of 108.375% of the principal amount, plus accrued interest. The indenture for the Senior Notes contains certain covenants that limit our ability to, among other things, incur additional debt, create liens, make investments, enter into transactions with affiliates, sell assets, declare or pay dividends, redeem stock or make other distributions to shareholders, enter into sale and leaseback transactions, and consolidate or merge. We were in compliance with the covenants contained in the indenture as of December 31, 2006. The indenture also contains provisions that could require repayment of the Senior Notes at 101% of their face amount, plus accrued and unpaid interest, in the event of a change of control as defined in the indenture.

Revolving Credit Facility.   We have a $35 million Credit Facility which is available for borrowings to provide working capital, for issuances of letters of credit and for other corporate needs. As of December 31, 2006 and January 1, 2006, total letters of credit outstanding were $15.5 million and $16.0 million, respectively. During 2006 and 2005, there were no drawings against the letters of credit. The revolving credit loans bear interest at our option at either (a) the base rate plus the applicable margin as in effect from time to time (the “Base Rate”) (10.25% at December 31, 2006) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (9.32% at December 31, 2006). As of December 31, 2006 and January 1, 2006, there were no revolving credit loans outstanding. As of December 31, 2006 and January 1, 2006, $19.5 million and $19.0 million, respectively, was available for borrowing.

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

The Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases, liens, mergers, investments and sales of assets and of subsidiary stock. Additionally, the Credit Facility limits the amount which we may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires that we comply with certain financial covenants. We were in compliance with the covenants in the Credit Facility as of December 31, 2006.

On August 1, 2006, we amended our $35 million Credit Facility to, among other things, (i) extend the maturity date from June 30, 2007 to June 30, 2010, (ii) eliminate the interest coverage requirement and (iii) reduce by .50% to .75% the applicable margin rates at which the revolving credit loans bear interest to a range of 3.00% to 4.00% (depending on the leverage ratio).

We incurred approximately $0.5 million of costs associated with this amendment to the $35 million Credit Facility which was deferred and is being amortized over the life of the amended $35 million Credit Facility.

We anticipate requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. We anticipate that capital expenditures for 2007 will be between $20.0 million and $23.0 million in the aggregate, of which we expect to spend between $17.0 million and $20.0 million on restaurants. Our actual 2007 capital expenditures may vary from these estimated amounts. We believe that the combination of the funds generated from operating activities and borrowing availability under our Credit Facility will be sufficient to meet our anticipated operating requirements, debt service requirements, lease obligations and capital requirements.

Contractual Obligations

The following represents our contractual obligations and commercial commitments as of December 31, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations:		Fiscal Years			Fiscal Years Beyond
	Total	2007	2008 & 2009	2010 & 2011	2011
Long-term debt	$224,213	$1,563	$3,635	$5,086	$213,929
Capital lease and finance obligations	8,095	2,091	3,073	842	2,089
Operating leases.	105,451	18,966	33,342	26,541	26,602
Purchase commitments *	111,390	102,134	9,256	—	—

	Amount of Commitment Expiration by Period
Other Commercial Commitments:			Fiscal Years		Fiscal Years Beyond
	Total	2007	2008 & 2009	2010 & 2011	2011
Letters of credit	$15,474	$—	$—	$15,474	$—

* Purchase commitments include commitments for raw materials, food products and supplies used in the normal course of business. On February 7, 2007, we entered into a 10 year contract to purchase approximately $340,000 in liquid nitrogen annually.

Inflation

The inflationary factors that have historically affected our results of operations include increases in the costs of cream, sweeteners, purchased food, labor and other operating expenses. Approximately 14% of our restaurant employees are paid minimum wage under applicable federal and state minimum hourly wage rates. Accordingly, any changes to the federal or state minimum hourly wage rates would have an immediate impact on wages paid to these employees. In addition, a significant change in the federal or state minimum hourly wage rates may result in an increase in hourly wage rates for other employees that are currently paid above the minimum rates. The proposed minimum wage increase being contemplated by the Federal government is not expected to have a material impact to our cost of labor, since many of the states in which we operate already have higher minimum wage levels in effect.

We are able to minimize the impact of inflation on occupancy costs by owning the underlying real estate for approximately 24% of our restaurants. Consistent with industry practice, we typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

Seasonality

Due to the seasonality of ice cream consumption, and the effect from time to time of weather on patronage of the restaurants, our revenues and operating income are typically higher in our second and third quarters.

Geographic Concentration

Approximately 94% of the Company-operated restaurants are located, and substantially all of our retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to this geographic region may adversely affect us more than certain of our competitors which are more geographically diverse.

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

Use of Estimates in the Preparation of Financial Statements—

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, recoverability of accounts receivable and notes receivable, pension and post-retirement medical and life insurance benefits expense, asset impairment analysis, stock compensation expense, income tax rates and valuation allowances and tax contingency reserves. Actual amounts could differ significantly from the estimates.

Revenue Recognition—

Our revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. We recognize restaurant revenue upon receipt of payment from the customer and foodservice revenue (product sales to franchisees and retail customers), net of discounts and allowances, upon delivery of product. Reserves for discounts and allowances from retail sales (trade promotions) are estimated and accrued when revenue is recorded based on promotional plans prepared by our retail sales force. Due to the high volume of trade promotion activity and the difficulty of coordinating trade promotion pricing with our customers, differences between our accrual and the subsequent settlement amount occur frequently. To address the financial impact of these differences, our estimating methodology takes these smaller differences into account. We believe our methodology has been reasonably reliable in recording trade promotion accruals. The accrual for future trade promotion settlements as of December 31, 2006 and January 1, 2006 was $5.4 million and $5.1 million, respectively. A variation of five percent in the 2006 accrual would change retail sales by approximately $0.3 million. Franchise royalty income, generally calculated as 4% of net sales of franchisees, is recorded monthly based upon the actual sales reported by each franchisee for the month just completed. Franchise fees are recorded as revenue upon completion of all significant services, generally upon the opening of the restaurant.

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

We used a discount rate assumption of 5.75%, 6.00% and 6.25% in the calculation of net periodic pension benefit cost for 2006, 2005 and 2004, respectively. A one-percentage point decrease in the discount rate assumption would have increased 2006 net periodic pension cost by $1.0 million and a one percentage point increase in the discount rate assumption would have decreased 2006 net periodic pension cost by $0.9 million.

We increased our discount rate assumption to 6.00% for valuing obligations as of January 1, 2007 from 5.75% at January 1, 2006, due to the escalating interest rate environment as of the measurement date. Keeping all other assumptions constant, a one percentage point decrease in the discount rate assumption from 6.00% would have increased the December 31, 2006 pension benefit obligation by $16.4 million and a one percentage point increase in the discount rate assumption from 6.00% would have decreased the December 31, 2006 pension benefit obligation by $13.7 million.

For 2006, 2005 and 2004, an asset return assumption of 8.75%, 8.75% and 9.00%, respectively, was used in the calculation of net periodic pension cost and the expected return on plan assets component of net periodic pension benefit cost was based on the market-related value of pension plan assets. A one percentage point decrease in the long term asset return assumption would have increased 2006 net periodic pension cost by $0.9 million and a one percentage point increase in the long term asset return assumption would have decreased 2006 net periodic pension cost by $0.9 million.

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

During 2005, we disposed of five properties by sale and nine properties other than by sale, including lease terminations. During December 2005, we closed seven restaurants and committed to a plan to sell those seven restaurants as well as four restaurants that were closed in 2004. At January 1, 2006, these 11 properties met the criteria for “held for sale” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During 2006, we sold eight of these 11 properties and, at December 31, 2006, the remaining three properties still met the criteria for “held for sale” as defined in SFAS No. 144.

In accordance with SFAS No. 144, the results of operations of the eight properties that were disposed of during 2006 and the 14 properties that were disposed of during 2005, and any related net gain on the disposals, as well as the results of operations of three properties held for sale at December 31, 2006 were reported separately as discontinued operations in the accompanying consolidated statements of operations for all years presented.

During 2006, we disposed of two properties by sale and two properties other than by sale, including lease terminations. Additionally, we closed one restaurant and committed to a plan to sell that restaurant. At December 31, 2006, this property met the criteria for “held for sale” as defined in SFAS No. 144. The results of operations and any related gain or loss associated with the disposition of these restaurants were not material and therefore were reported within continuing operations in the accompanying consolidated statements of operations for all years presented.

During the year ended December 31, 2006, we determined that the carrying values of three operating restaurant properties exceeded their estimated fair values less costs to sell and the carrying values were reduced by an aggregate of $0.7 million accordingly. During the year ended January 1, 2006, we determined that the carrying values of six restaurant properties and certain capital inventory used to replace restaurant equipment exceeded their estimated fair values less costs to sell. The carrying values were reduced by an aggregate of $2.5 million.

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

Lease Guarantees and Contingencies—

Primarily as a result of our strategy to sell Company-operated restaurants to franchisees, we remain liable for certain lease assignments and guarantees. These leases have varying terms, the latest of which expires in 2020. As of December 31, 2006, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was $6,648,000. The present value of these potential payments discounted at our pre-tax cost of debt at December 31, 2006 was $5,041,000. We generally have cross-default provisions with franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases and, historically, we have not been required to make such payments. Accordingly, no liability has been recorded for exposure under such leases at December 31, 2006 and January 1, 2006.

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

Derivative Instruments and Hedging Agreements—

When available, we purchase butter option and/or futures contracts to minimize the impact of increases in the cost of cream. Our strategy related to hedging is never to hedge more than 50% of our needs using these instruments, so as not to put us in an uncompetitive position. Option contracts are offered in the months of March, May, July, September, October and December; however, there is often not enough open interest in them to allow us to buy even very limited coverage without paying high premiums.

In addition to hedging, we pursue fixed price cream contracts to manage dairy cost pressures. We have been unable to find a supplier interested in an agreement for a fixed-price load of cream since 2003. The situation surrounding the supply of cream (which depends on milk production, milk per cow, number of cows, butter inventories, etc.) is uncertain in the wake of the National Milk Producers Federation’s “Cooperatives Working Together” program.

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

At December 31, 2006, we held 70 contracts, four of them for December 2006 and the remainder spread over the first nine months of 2007. These contracts correspond to approximately 20% of our anticipated cream purchases for the periods represented.

Our commodity option contracts and the cash-settled butter futures contracts do not meet hedge accounting criteria as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and, accordingly, are marked to market each period with the resulting gains or losses recognized in cost of sales. During 2006, 2005 and 2004, (losses) gains of approximately ($0.5 million), ($0.2 million) and $0.6 million, respectively, were included in cost of sales related to these contracts.

Contingencies—

From time to time we are named as a defendant in legal actions arising in the ordinary course of our business. We are currently a party to litigation brought by S. Prestley Blake (“Blake”), holder of approximately 12% of our common stock. On February 25, 2003, Mr. Blake sued us and our Chairman in a purported derivative action in Hampden Superior Court, Massachusetts. The suit alleges breach of fiduciary duty and misappropriation of corporate assets, and alleges that we paid certain expenses relating to a corporate jet and the Chairman’s use of that jet and use of an office in Illinois. The suit seeks to require the Chairman to reimburse us and for Friendly’s to pay Blake’s attorneys’ fees. Friendly’s and our Chairman have denied Blake’s allegations and are vigorously defending the lawsuit. We cannot guarantee that we will be successful in defending the Blake litigation or any other litigation.

In addition to the Blake litigation, we may incur additional costs and expenses in connection with a potential proxy contest threatened by The Lion Fund, L.P., a hedge fund controlled by Sardar Biglari. The Lion Fund has notified us of its intention to nominate Sardar Biglari and Philip Cooley for election as directors at our upcoming Annual Meeting of Shareholders. In the event of a proxy contest, we expect to incur additional costs and expenses to solicit proxies in favor of our nominees for election of director and against The Lion Fund’s nominees for election of director. These additional solicitation costs may include, among others, additional costs and fees payable to a proxy solicitation firm, fees of outside counsel to advise us in connection with the contested solicitation, increased costs associated with public relations matters, increased mailing and printing costs, and possible litigation.

The incurrence of significant additional and unforeseen costs and expenses to defend or pursue litigation or other investigations relating to the matters subject to the litigation, or in connection with any proxy contest, could have an adverse effect on our business and results of operations.

Stock-Based Compensation—

The adoption of SFAS No. 123R, “Share-Based Payment,” in the first quarter of fiscal 2006 required that stock-based compensation expense associated with stock options is recognized in the statement of operations, rather than being disclosed in a pro forma footnote to the consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. In September 2006, John Cutter, our former President and Chief Executive Officer, resigned. As of December 31, 2006, we have adjusted our stock compensation expense to reflect his forfeitures. We will apply an annual forfeiture rate to all options outstanding as of December 31, 2006 and future options granted based on an analysis of our historical forfeitures. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Recently Issued Accounting Pronouncements

In October 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires an entity to: (a) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for our 2006 fiscal year.

Because our cash balance pension plan was frozen effective December 31, 2003, the projected benefit obligation and the accumulated benefit obligation are the same resulting in no incremental effect of applying SFAS No. 158. As of December 31, 2006, the 2006 measurement date, this plan had an accumulated benefit obligation of $115.6 million, which exceeded the fair value of plan assets of $95.3 million. As a result of a decrease in the underfunded status of the plan, we reduced other comprehensive loss during the year ended December 31, 2006 by $8.0 million.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material effect on our consolidated financial position or results of operations.

Item 7a.                 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We have market risk exposure to interest rates on our fixed and variable rate debt obligations. We do not enter into contracts for trading purposes. The information below summarizes our market risk associated with our debt obligations as of December 31, 2006. The table presents principal cash flows and related interest rates by expected year of maturity. For variable rate debt obligations, the average variable rates are based on implied forward rates as derived from appropriate monthly spot rate observations as of year-end. Because the mortgage loans are privately held, we believe that the carrying value of the mortgage loans as of December 31, 2006 approximated the fair value.

EXPECTED YEAR OF MATURITY
(dollars in thousands)

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed Rate:
Senior Notes	$—	$—	$—	$—	$—	$175,000	$175,000	$166,075
Fixed interest rate						8.38%	8.38%
Mortgage loans	$1,190	$1,306	$1,459	$1,617	$1,792	$33,277	$40,641	$40,641
Fixed interest rate	10.16%	10.16%	10.16%	10.16%	10.16%	10.16%	10.16%
Variable Rate:
Mortgage loans	$373	$415	$455	$1,230	$447	$5,652	$8,572	$8,572
Average interest rates	9.24%	8.89%	8.88%	9.02%	9.11%	9.53%	9.36%

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage exposure to this risk primarily through contractual commitments to purchase raw materials, food products and supplies used in the normal course of business. The majority of the commitments cover periods of one to 12 months. Additionally, on a limited basis, we occasionally purchase butter option and/or futures contracts to minimize the impact of increases in the cost of cream. Option and/or futures contracts entered into for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005 did not significantly impact our cost of sales.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section of this report. See “Index to Consolidated Financial Statements” on page F-1.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management’s Annual Report on Internal Control over Financial Reporting.   We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting was effective at a reasonable assurance level based on these criteria.

Ernst & Young, our independent registered public accounting firm, has issued an audit report on our assessment of our internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Friendly Ice Cream Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Friendly Ice Cream Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Friendly Ice Cream Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Friendly Ice Cream Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and January 1, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2006 of Friendly Ice Cream Corporation and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Boston, Massachusetts
February 21, 2007

Change in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               OTHER INFORMATION

2006 Long-Term Incentive Plan

Pursuant to a long-term incentive plan for fiscal 2006 approved by the Compensation Committee of the Board of Directors (the “Compensation Committee”) under the Company’s 2003 Incentive Plan, as amended (the “2003 Incentive Plan”), the Compensation Committee established target EBITDA levels for the Company for fiscal 2006 and target awards for each officer named below based on a percentage (ranging from 50% to 70%) of each such officer’s base salary. The actual awards for each officer are payable in shares of restricted stock (representing approximately two-thirds of the value of the target award) and stock options to purchase shares of Common Stock (representing approximately one-third of the value of the target award).

On March 21, 2006, pursuant to the long-term incentive plan for fiscal 2006, the Company issued options to purchase 24,109, 10,122, 11,668 and 11,717 shares of Common Stock, with an exercise price of $8.10 per share (the closing price of the Company’s Common Stock as reported on the American Stock Exchange on March 21, 2006), to each of Messrs. Hoagland, Pastore, Green, and Ulrich. These stock options vest in three equal annual installments, subject to the officer’s continued employment with the Company.

Under the 2006 long-term incentive plan, if the Company were to meet or exceed a threshold EBITDA for fiscal 2006, then the officer would be entitled to receive an award payable in shares of Common Stock of the Company. The award value is determined based on the Company’s actual EBITDA for fiscal 2006 compared to projected EBITDA for fiscal 2006 and the percentage (ranging from 50% to 150%) of the officer’s target award applicable to those results (the “2006 Award Value”).

On February 28, 2007 the Compensation Committee determined that the Company exceeded the threshold EBITDA for fiscal 2006, and awarded shares of Common Stock under the Company’s 2003 Incentive Plan to each of the officers named below. The number of shares of Common Stock issued to each officer was determined by dividing the officer’s 2006 Award Value by 90% of the closing price of the Company’s Common Stock on the date of grant as reported on the American Stock Exchange. 25% of the shares of Common Stock issued to each officer are fully vested upon issuance. The remaining 75% of the shares of Common Stock will vest in three equal annual installments following issuance if the officer remains employed by the Company. The unvested shares will also fully vest upon a change in control, as provided in the 2003 Incentive Plan.

The following table sets forth each officer’s 2006 Award Value and the number of shares of Common Stock the officer received under the long-term incentive plan for fiscal 2006.

Name	Award Value	Number of Shares
Paul Hoagland	$188,664	17,469
Gregory Pastore	$79,207	7,334
Kenneth Green	$91,304	8,454
Garrett Ulrich	$91,690	8,490

2007 Long-Term Incentive Plan

On February 28, 2007 the Compensation Committee approved a similar long-term incentive plan for fiscal 2007 under the Company’s 2003 Incentive Plan, pursuant to which the Compensation Committee established target EBITDA levels for the Company for fiscal 2007 and target awards for each officer named below based on a percentage (ranging from 50% to 100%) of each officer’s base salary. The actual awards for each officer are payable in shares of restricted stock (representing approximately two-thirds of the value of the target award) and stock options to purchase shares of Common Stock (representing approximately one-third of the value of the target award).

The stock options will be granted two business days after the Company’s files its Annual Report on Form 10-K for the year ended December 31, 2006. The number of stock options an officer will receive will be calculated by dividing approximately one-third of the officer’s target award by 40% of the closing price of the Company’s Common Stock on the date of grant, as reported by the American Stock Exchange (or such other exchange on which the Company is traded). The stock options will have an exercise price equal to the closing price on the date of grant as reported on the American Stock Exchange (or such other exchange on which the Company is traded), and will vest in three equal installments on each of the three anniversary dates of the date of grant.

With respect to the potential restricted stock awards, the Compensation Committee approved the issuance of restricted stock unit award agreements (the “Restricted Stock Units Award Agreements”) for each of the officers named below, pursuant to which each officer is eligible to receive a certain number of shares of Common Stock of the Company calculated in accordance with the terms of the officer’s individual Restricted Stock Unit Award Agreement. If the Company meets or exceeds a certain threshold EBITDA for fiscal 2007 (the “2007 Threshold EBITDA”), then the officer will receive an award payable in shares of Common Stock having a value determined based on the Company’s actual EBITDA for fiscal 2007 compared to projected EBITDA for fiscal 2007 and the percentage (ranging from 50% to 150%) of the officer’s target award applicable to those results (the “2007 Award Value”). In the event of a Change in Control, as provided under the 2003 Incentive Plan, prior to the Compensation Committee’s determination of the 2007 Award Value, the 2007 Threshold EBITDA shall be deemed to have been achieved and the 2007 Award Value shall be deemed to be equal to the target EBITDA for fiscal 2007. The number of shares of Common Stock to be issued to the officer, if any, will be calculated by dividing the 2007 Award Value by 90% of the closing price of the Company’s Common Stock on the date of grant as reported by the American Stock Exchange (or such other exchange on which the Company’s Common Stock is traded) (the “Award Shares”).

The following table sets forth the range of Award Values each officer may receive under the long-term incentive plan for fiscal 2007:

Name	Value of Award
George M. Condos	$159,125	To	$477,375
Paul Hoagland	$83,670	To	$251,009
Gregory Pastore	$35,477	To	$106,430
Kenneth Green	$44,053	To	$132,158
Garrett Ulrich	$41,071	To	$123,213

The 2007 Award Value will be determined, and the date of grant of any Award Shares will occur, upon the earlier of (i) the date of the Compensation Committee’s first regularly scheduled meeting held after the completion of the Company’s independent audit for fiscal 2007 and the Company’s Audit Committee’s recommendation to include the Company’s audited financial statements in the Company’s Annual Report on Form 10-K or (ii) immediately prior to the consummation of a Change in Control of the Company (the “Issue Date”). If the officer’s employment with the Company or one of its affiliates is terminated due to death, disability, retirement, involuntary (with or without cause) or voluntary termination prior to the Issue Date, then the officer’s Restricted Stock Unit Award Agreement shall terminate and the officer shall have no right to receive any Award Shares.

If Award Shares are issued to the officer, 25% of the shares of Common Stock issued to each officer will be fully vested upon issuance. The remaining 75% of the shares of Common Stock will vest in three equal annual installments following issuance if the officer remains employed by the Company. The unvested shares will also fully vest upon a change in control, as provided in the 2003 Incentive Plan.

Annual Incentive Plan

Each year, the Compensation Committee approves an annual incentive plan (“AIP Plan”), which is structured to provide a variable pay opportunity to executives and employees based on the Company’s and the individual’s performance. Under the AIP Plan, the Compensation Committee establishes financial objectives for the Company. The financial objectives are based upon the Company’s achievement of specified levels of earnings as measured by EBITDA. These EBITDA goals are considered achievable but require above-average performance. The President and Chief Executive Officer establishes his own individual objectives, submits those objectives to the Compensation Committee, and the Compensation Committee determines whether to approve or modify such objectives. Next, each executive develops and proposes individual objectives based upon corporate and other business unit objectives and then presents these goals to the President and Chief Executive Officer. The President and Chief Executive Officer reviews and finalizes these individual objectives and submits them for review and approval by the Compensation Committee. During fiscal 2006, the target award for each of the officers named below was based on a percentage (ranging from 35% to 50%) of each officer’s base salary. Maximum awards for superior performance were capped at 150% of target awards.

On February 28, 2007, the Compensation Committee approved the following cash bonuses under the Company’s AIP Plan for fiscal 2006 to each of the officers listed below:

Name	Cash Bonus Amount
Paul Hoagland	$183,568
Gregory Pastore	$71,960
Kenneth Green	$124,463
Garrett Ulrich	$87,498

The Compensation Committee also approved an AIP Plan for fiscal 2007, and established financial objectives based upon achievement of specified levels of EBITDA and other business and individual objectives for fiscal 2007. The target award for each officer named below is based on a percentage (ranging from 35% to 75%) of each officer’s base salary. Awards are payable only if the Company meets or exceeds certain thresholds, including EBITDA, for fiscal 2007. If the minimum thresholds are met or exceeded, the officer will be eligible to receive an award payable in cash ranging in amount from 50% to 150% of the target award. The following table sets forth the range of bonus awards each officer may receive under the AIP Plan for fiscal 2007:

Name	Range of Bonus Award
George M. Condos	$178,125	To	$534,375
Paul Hoagland	$89,200	To	$267,600
Gregory Pastore	$37,065	To	$111,195
Kenneth Green	$65,750	To	$197,250
Garrett Ulrich	$42,910	To	$128,730

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 relating to our directors, the Audit Committee of the Board of Directors and the “audit committee financial expert” and any other information required by Item 407 of Regulation S-K is incorporated herein by reference to the section entitled “ELECTION OF DIRECTORS” of our definitive proxy statement which will be filed no later than 120 days after December 31, 2006. The information required by this Item 10 relating to our executive officers is set forth under the heading “Executive Officers of the Registrant” following Item 4 of Part I of this report. The information required by this Item 10 under Item 405 of Regulation S-K is incorporated herein by reference to the section entitled “OTHER MATTERS—Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement which will be filed no later than 120 days after December 31, 2006.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. We have posted a copy of the code on our Internet website at the Internet address http://www.friendlys.com. Copies of the code may be obtained free of charge from our website at the above Internet address. We intend to satisfy the disclosure requirement under Item 5.05 of Current Report of Form 8-K regarding an amendment to, or waiver from, a provision of this code by posting such information on our website, at the address specified above.

Item 11.                 EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the section entitled “EXECUTIVE COMPENSATION” of our definitive proxy statement which will be filed no later than 120 days after December 31, 2006.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to security ownership required by this Item 12 is incorporated herein by reference to the section entitled “STOCK OWNERSHIP,” of our definitive proxy statement which will be filed no later than 120 days after December 31, 2006. The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

Securities authorized under equity compensation plans as of December 31, 2006 were as follows:

	Equity Compensation Plan Information
	Column a	Column b	Column c
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	281,928 (1)	5.37	352,211	(2)
Equity compensation plans not approved by security holders	230,352	6.90	4,027	(3)
Total	512,280	6.06	356,238

(1)          Includes options to purchase 221,928 shares of our common stock. Also includes 60,000 restricted stock units (the right to receive shares of our common stock in the future after certain restrictions have lapsed) that were awarded under our 2003 Incentive Plan on December 2, 2005 and November 1, 2006.

(2)          Represents 803 unissued shares available under the 1997 Restricted Stock Plan, which provides for the issuance of restricted stock, 3,540 unissued shares under the 1997 Stock Option Plan and 347,868 unissued shares available under the 2003 Incentive Plan.

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

On April 9, 2003, the Board of Directors adopted an equity incentive plan (the “2003 Incentive Plan”), which was approved by shareholders on May 14, 2003. On May 10, 2006, the shareholders approved an amendment to the 2003 Incentive Plan to increase the number of shares of common stock reserved for issuance under the 2003 Incentive Plan from 307,000 to 607,000 shares.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the sections entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “ELECTION OF DIRECTORS” of our definitive proxy statement which will be filed no later than 120 days after December 31, 2006.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the section entitled “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of our definitive proxy statement, which will be filed no later than 120 days after December 31, 2006.

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

Friendly Ice Cream Corporation
By:	/s/ PAUL V. HOAGLAND
Name: Paul V. Hoagland
Title: Executive Vice President of Administration and Chief FinancialOfficer
Date:	March 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title (Capacity)	Date
/s/ GEORGE M. CONDOS	President and Chief Executive Officer	March 6, 2007
George M. Condos	and Director (Principal Executive Officer)
/s/ PAUL V. HOAGLAND	Executive Vice President of	March 6, 2007
Paul V. Hoagland	Administration and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ DONALD N. SMITH	Chairman of the Board	March 6, 2007
Donald N. Smith
/s/ STEVEN L. EZZES	Director	March 6, 2007
Steven L. Ezzes
/s/ BURTON J. MANNING	Director	March 6, 2007
Burton J. Manning
/s/ MICHAEL J. DALY	Director	March 6, 2007
Michael J. Daly
/s/ PERRY D. ODAK	Director	March 6, 2007
Perry D. Odak

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Friendly Ice Cream Corporation:

We have audited the accompanying consolidated balance sheets of Friendly Ice Cream Corporation and subsidiaries as of December 31, 2006 and January 1, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friendly Ice Cream Corporation and subsidiaries at December 31, 2006 and January 1, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Friendly Ice Cream Corporation and subsidiaries internal control over financial reporting as of December 31 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 21, 2007

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	January 1,
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,077	$14,597
Restricted cash	517	2,549
Accounts receivable, net	11,435	10,757
Inventories	17,059	15,775
Assets held for sale	896	933
Prepaid expenses and other current assets	3,127	5,044
TOTAL CURRENT ASSETS	58,111	49,655
DEFERRED INCOME TAXES	928	—
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	137,425	143,514
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization of $13,204 and $11,247 at December 31, 2006 and January 1, 2006, respectively	17,783	19,063
OTHER ASSETS	5,920	6,010
TOTAL ASSETS	$220,167	$218,242
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,563	$1,426
Current maturities of capital lease and finance obligations	1,541	1,419
Accounts payable	22,247	24,968
Accrued salaries and benefits	8,230	8,212
Accrued interest payable	1,173	1,324
Insurance reserves	11,462	9,002
Restructuring reserves	—	72
Other accrued expenses	22,475	19,866
TOTAL CURRENT LIABILITIES	68,691	66,289
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	4,682	6,173
LONG-TERM DEBT, less current maturities	222,650	224,894
LIABILITY FOR PENSION BENEFITS	20,302	28,904
OTHER LONG-TERM LIABILITIES.	30,738	33,820
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock, par value $.01 per share; authorized 50,000,000 shares; 8,117,235 and 7,898,591 shares issued and outstanding at December 31, 2006 and January 1, 2006, respectively	81	79
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	146,398	144,675
Accumulated other comprehensive loss	(23,514)	(31,785)
Accumulated deficit	(249,861)	(254,807)
TOTAL STOCKHOLDERS’ DEFICIT.	(126,896)	(141,838)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT.	$220,167	$218,242

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
			(53 weeks)
REVENUES:
Restaurant	$395,999	$400,821	$431,763
Foodservice	120,055	116,072	112,637
Franchise	15,401	14,454	13,199
TOTAL REVENUES	531,455	531,347	557,599
COSTS AND EXPENSES:
Cost of sales	200,828	205,332	210,477
Labor and benefits	141,148	143,973	158,133
Operating expenses	104,030	105,809	104,681
General and administrative expenses	43,284	38,746	40,006
Pension settlement expense (Note 11)	—	—	2,204
Restructuring expense (Note 9)	—	—	2,627
Gain on litigation settlement (Note 19)	—	—	(3,644)
Write-downs of property and equipment (Note 5)	719	2,478	91
Depreciation and amortization	22,913	23,435	22,592
Gain on franchise sales of restaurant operations and properties	(3,927)	(2,658)	(1,302)
Loss on disposals of other property and equipment, net	901	1,030	213
OPERATING INCOME	21,559	13,202	21,521
OTHER EXPENSES (INCOME):
Interest expense, net of capitalized interest of $103, $25 and $61 and interest income of $1,097, $682 and $702 for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively	20,491	20,924	22,295
Other (income) expense	(334)	(130)	9,235
INCOME (LOSS) BEFORE BENEFIT FROM PROVISION FOR INCOME TAXES	1,402	(7,592)	(10,009)
Benefit from (provision for)income taxes	83	(20,002)	7,145
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,485	(27,594)	(2,864)
Income (loss) from discontinued operations, net of income tax effect of ($538), ($232) and $385 for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.	3,461	335	(553)
NET INCOME (LOSS)	$4,946	$(27,259)	$(3,417)
BASIC NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.19	$(3.53)	$(0.38)
Income (loss) from discontinued operations	0.44	0.04	(0.07)
Net income (loss)	$0.63	$(3.49)	$(0.45)
DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.18	$(3.53)	$(0.38)
Income (loss) from discontinued operations	0.43	0.04	(0.07)
Net income (loss)	$0.61	$(3.49)	$(0.45)
WEIGHTED AVERAGE SHARES:
Basic	7,939	7,802	7,637
Diluted	8,084	7,802	7,637

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total
BALANCE, DECEMBER 28, 2003.	7,489,478	$75	$140,826	$(19,922)	$(224,131)	$(103,152)
Comprehensive (loss) income:
Net loss	—	—	—	—	(3,417)	(3,417)
Minimum pension liability (net of income tax benefit of $540)	—	—	—	(777)	—	(777)
Net unrealized gains on marketable securities (net of income tax expense of $20)	—	—	—	29	—	29
Total comprehensive loss	—	—	—	(748)	(3,417)	(4,165)
Stock options exercised	223,801	2	976	—	—	978
Income tax benefit of stock options exercised	—	—	818	—	—	818
Stock compensation expense	—	—	495	—	—	495
BALANCE, JANUARY 2, 2005	7,713,279	$77	$143,115	$(20,670)	$(227,548)	$(105,026)
Comprehensive loss:
Net loss	—	—	—	—	(27,259)	(27,259)
Minimum pension liability (net of income tax benefit of $4,545)	—	—	—	(6,541)	—	(6,541)
Deferred tax valuation allowance	—	—	—	(4,545)	(4,545)
Net unrealized gains on marketable securities (net of income tax expense of $20)	—	—	—	(29)	—	(29)
Total comprehensive loss	—	—	—	(11,115)	(27,259)	(38,374)
Stock options exercised	185,312	2	1,035	—	—	1,037
Income tax benefit of stock options exercised	—	—	450	—	—	450
Stock compensation expense	—	—	75	—	—	75
BALANCE, JANUARY 1, 2006	7,898,591	$79	$144,675	$(31,785)	$(254,807)	$(141,838)
Comprehensive income:
Net income	—	—	—	—	4,946	4,946
Defined benefit plan:
Net actuarial gain (Note 11)
(net of income tax benefit of $3,283)	—	—	—	4,724	—	4,724
Deferred tax valuation allowance	—	—	—	3,283	—	3,283
Total comprehensive income	—	—	—	8,007	4,946	12,953

Adjustment to initially apply SFAS No. 158 (net of income tax benefit of $108)	—	—	—	156	—	156
Deferred tax valuation allowance	—	—	—	108	—	108

Stock options exercised	218,644	2	1,141	—	—	1,143
Income tax benefit of stock options exercised	—	—	145	—	—	145
Stock compensation expense	—	—	437	—	—	437
BALANCE, DECEMBER 31, 2006	8,117,235	$81	$146,398	$(23,514)	$(249,861)	$(126,896)

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
			(53 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,946	$(27,259)	$(3,417)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	437	75	495
Depreciation and amortization	22,913	23,435	22,592
Non-cash (income) loss from discontinued operations	(4,359)	(1,560)	639
Write-offs of deferred financing costs	—	—	2,445
Write-downs of property and equipment	719	2,478	91
Deferred income tax (benefit) expense	(928)	17,849	(7,383)
Tax benefit from exercise of stock options	(145)	(450)	(818)
Gain on disposals of property and equipment, net	(2,828)	(1,616)	(1,107)
Pension settlement expense	—	—	2,204
Changes in operating assets and liabilities:
Accounts receivable	(678)	(309)	(64)
Inventories	(1,284)	1,770	(1,876)
Other assets	4,039	(1,428)	(3,000)
Accounts payable	(2,721)	3,432	(939)
Accrued expenses and other long-term liabilities	3,746	(2,422)	(3,253)
Contribution to defined benefit pension plan	(2,150)	(2,422)	(3,253)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,707	11,573	3,356
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,670)	(16,902)	(19,734)
Proceeds from sales of property and equipment	13,360	8,245	6,035
Purchases of marketable securities	—	(665)	(1,130)
Proceeds from sales of marketable securities	—	1,643	152
NET CASH USED IN INVESTING ACTIVITIES	(8,310)	(7,679)	(14,677)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of New Senior Notes	—	—	175,000
Proceeds from borrowings under revolving credit facility	8,000	16,250	26,250
Proceeds from issuance of mortgages	—	9,615	—
Repayments of debt	(10,107)	(30,521)	(199,338)
Payments of deferred financing costs	(675)	(429)	(6,650)
Repayments of capital lease and finance obligations	(1,423)	(1,526)	(1,216)
Stock options exercised	1,143	1,037	978
Tax benefit from exercise of stock options	145	450	818
NET CASH USED IN FINANCING ACTIVITIES	(2,917)	(5,124)	(4,158)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,480	(1,230)	(15,479)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.	14,597	13,405	25,631
CASH AND CASH EQUIVALENTS, END OF YEAR.	$25,077	$12,175	$10,152
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$20,138	$20,169	$21,953
Income taxes	60	691	70
Capital lease obligations incurred	54	256	3,445
Capital lease obligations terminated	—	51	—

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

As of December 31, 2006, Friendly’s operated 316 full-service restaurants and franchised 198 full-service restaurants and seven non-traditional units. The Company manufactures and distributes a full line of premium ice cream dessert products. These products are distributed to Friendly’s restaurants, supermarkets and other retail locations in 12 states. The restaurants offer a wide variety of breakfast, lunch and dinner menu items as well as premium ice cream dessert products. For the years ended December 31, 2006, January 1, 2006 and January 2, 2005, restaurant sales were approximately 75%, 75% and 78%, respectively, of the Company’s total revenues. As of December 31, 2006, January 1, 2006 and January 2, 2005, approximately 94%, 97% and 96%, respectively, of the Company-operated restaurants were located in the Northeast United States.

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

Following is a summary of Company-operated and franchised units:

	For the Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
Company Units:
Beginning of year	314	347	355
Openings	2	2	4
Acquired from franchisees	11	—	—
Acquired by franchisees	(6)	(15)	(27)
Closings	(5)	(20)	(5)
End of year	316	314	327
Franchised Units:
Beginning of year	213	195	163
Openings	4	6	8
Acquired by franchisees	6	15	27
Acquired from franchisees	(11)	—	—
Closings	(7)	(3)	(3)
End of year	205	213	195

2. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—

The consolidated financial statements include the accounts of FICC and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

Reclassifications—

Certain prior year amounts have been reclassified on the statement of cash flows related to the tax benefit from the exercise of stock options to conform with current year presentation.

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

Use of Estimates in the Preparation of Financial Statements—

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, recoverability of accounts receivable and notes receivable, pension and post-retirement medical and life insurance benefits expense, asset impairment analysis, income tax valuation allowances and tax contingency reserves. Actual amounts could differ significantly from the estimates.

Revenue Recognition—

The Company’s revenues are derived primarily from the operation of full-service restaurants, the distribution and sale of premium ice cream desserts through retail and institutional locations and franchising. The Company recognizes restaurant revenue upon receipt of payment from the customer and foodservice revenue (product sales to franchisees and retail customers), net of discounts and allowances, upon delivery of product. Reserves for discounts and allowances from retail sales (trade promotions) are estimated and accrued when revenue is recorded based on promotional plans prepared by the Company’s retail sales force. Due to the high volume of trade promotion activity and the difficulty of coordinating trade promotion pricing with its customers, differences between the Company’s accrual and the subsequent settlement amount occur frequently. To address the financial impact of these differences, the Company’s estimating methodology takes these smaller differences into account. The Company believes its methodology has been reasonably reliable in recording trade promotion accruals. The accrual for future trade promotion settlements as of December 31, 2006 and January 1, 2006 and was $5,373,000 and $5,127,000, respectively. A variation of five percent in the 2006 accrual would change retail sales by approximately $269,000. Franchise royalty income, generally calculated as 4% of net sales of franchisees, is recorded monthly based upon the actual sales reported by each franchisee for the month just completed. Franchise fees are recorded as revenue upon completion of all significant services, generally upon opening of the restaurant.

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

Accounts Receivable and Allowance for Doubtful Accounts—

At December 31, 2006 and January 1, 2006, accounts receivable of $11,435,000 and $10,757,000 were net of allowances for doubtful accounts totaling $1,310,000 and $758,000, respectively. Accounts receivable consists primarily of amounts due from the sale of products to franchisees and supermarkets. Accounts receivable also includes amounts related to franchise royalties, rents and other miscellaneous items.

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

Restricted Cash—

RIC is required to hold assets in trust whose value is at least equal to certain of RIC’s outstanding estimated insurance claim liabilities. Accordingly, as of December 31, 2006 and January 1, 2006, cash of $517,000 and $899,000, respectively, was restricted.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pursuant to the terms of the Mortgage Financing, the Company may sell properties securing its obligations provided that other properties are substituted in place of the sold properties. The substituted properties must meet certain requirements under the terms of the Mortgage Financing. In August 2005, proceeds of $415,000 and $2,650,000 were received in connection with the sale of two mortgaged properties, of which $400,000 and $1,250,000 of such amounts was placed in escrow pending the inclusion of a substitute property. As of January 1, 2006, these balances were held as collateral and were included in restricted cash on the accompanying consolidated balance sheet as of January 1, 2006. In connection with the Variable Refinancing, the mortgage on one of these properties was released and the remaining $400,000 related to the sale of this property was released from escrow during the first quarter of 2006. A substitute property for the second property was obtained during the second quarter of 2006 in compliance with the substitution agreement. On June 15, 2006, the remaining $1,250,000 was released from escrow.

Inventories—

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following at December 31, 2006 and January 1, 2006 (in thousands):

	December 31,	January 1,
	2006	2006
Raw materials	$1,640	$1,657
Goods in process	158	106
Finished goods	15,261	14,012
Total	$17,059	$15,775

Long-Lived Assets—

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its trademarks and service marks, which were assigned to the Company by Hershey in September 2002, for impairment on a quarterly basis. The Company recognizes impairment has occurred when the carrying value of these marks exceeds the estimated future undiscounted cash flows of the trademarked products. Additionally, the Company reviews long-lived assets related to each restaurant to be held and used in the business quarterly for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. The Company evaluates restaurants using a “two-year history of cash flow” as the primary indicator of potential impairment. Based on the best information available, the Company writes down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. Estimated fair market value is based on the Company’s experience selling similar properties and local market conditions, less costs to sell for properties to be disposed of. In addition, restaurants scheduled for closing are reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value. SFAS No. 144 requires a long-lived asset to be disposed of other than by sale to be classified as held and used until it is disposed of.

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

SFAS No. 144 requires the results of operations of a component of an entity that is classified as held for sale or that has been disposed of to be reported as discontinued operations in the statement of operations if certain conditions are met. These conditions include commitment to a plan of disposal after the effective date of this statement, elimination of the operations and cash flows of the entity component from the ongoing operations of the Company and no significant continuing involvement in the operations of the entity component after the disposal transaction.

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

At December 31, 2006 and January 1, 2006, property and equipment included (in thousands):

	December 31,	January 1,
	2006	2006
Land	$24,796	$25,960
Buildings and improvements	97,558	98,015
Leasehold improvements	41,405	38,908
Assets under capital leases	12,190	12,272
Equipment	212,801	227,749
Construction in progress	4,982	2,326
Property and equipment	393,732	405,230
Less:
accumulated depreciation and amortization property and equipment	(246,701)	(253,098)
accumulated depreciation and amortization assets under capital leases	(9,606)	(8,618)
Property and equipment, net	$137,425	$143,514

Depreciation expense was $20,958,000, $21,576,000 and $20,780,000 for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively. Additionally, depreciation of $0, $555,000 and $639,000 was included in discontinued operations for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major renewals and betterments are capitalized. Replacements and maintenance and repairs which do not extend the lives of the assets are charged to operations as incurred.

Other Assets—

Other assets included notes receivable of $4,688,000 and $4,401,000, which were net of allowances for doubtful accounts totaling $48,000 and $263,000 as of December 31, 2006 and January 1, 2006, respectively. Also included in other assets as of December 31, 2006 and January 1, 2006 were payments made to fronting insurance carriers of $1,439,000 and $1,556,000, respectively, to establish loss escrow funds.

Other Accrued Expense—

Other accrued expenses consisted of the following at December 31, 2006 and January 1, 2006 (in thousands):

	December 31,	January 1,
	2006	2006
Accrued rent	$5,178	$4,739
Gift cards outstanding	4,317	4,280
Accrued bonus	3,635	58
Accrued meals and other taxes	2,241	2,219
Income taxes payable	1,962	2,761
Unearned revenues	1,153	1,205
Accrued advertising	1,150	1,211
Accrued construction costs	918	1,335
Current portion of deferred gains (Note 7)	638	638
All other	1,283	1,420
Total	$22,475	$19,866

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

As of December 31, 2006 the Company remains in a three-year cumulative loss position and expects to record valuation allowances on future tax benefits until it can sustain an appropriate level of profitability. However, the Company has incurred approximately $1,093,000 of federal tax liabilities for 2005 and 2006 combined. Approximately $928,000 of the $1,093,000 would be available for refund if 2007 resulted in a loss for income tax purposes. As a result, the valuation allowances as of December 31, 2006 of $27,429,000 will reduce the carrying value of net deferred tax assets to $928,000. Should the Company’s future profitability provide sufficient evidence, in accordance with SFAS No. 109, to support the ultimate realization of income tax benefits attributable to net operating loss (“NOL”) and credit carryforwards and other deductible temporary differences, a reduction in the valuation allowance may be recorded and the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

Derivative Instruments and Hedging Agreements—

The Company enters into commodity option and/or futures contracts from time to time to manage dairy cost pressures. On September 19, 2005, the Chicago Mercantile Exchange launched the first electronically traded, cash-settled butter futures contract. This new futures contract is designed to meet the needs of food and dairy companies that have exposure to butterfat price risk but do not want to expose themselves to the possibility of being compelled to take physical delivery of butter. The size of the contract is 20,000 pounds of AA butter, versus the traditional butter futures contract, which is 40,000 pounds. The contract is cash settled based upon the U.S. Department of Agriculture’s monthly weighted average price for butter in the United States. With this new type of futures contract, there is no risk of delivery of butter; therefore it offers the Company the ability to hedge the price risk of cream (on a butter basis), without having to take delivery of commodity butter. The Company has evaluated this new hedging instrument and believes it is an attractive way to hedge the price risk related to cream.

The Company’s commodity option contracts and the cash-settled butter futures contracts do not meet hedge accounting criteria as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and, accordingly, are marked to market each period with the resulting gains or losses recognized in cost of sales. During 2006, 2005 and 2004, (losses) gains of approximately ($497,000), ($238,000) and $623,000 were included in cost of sales related to these contracts,

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

respectively. The fair value of the contracts outstanding at December 31, 2006 and January 1, 2006 was $35,000 and $71,000, respectively.

At December 31, 2006, the Company held 70 contracts, four of them for December 2006 and the remainder spread over the first nine months of 2007. These contracts correspond to approximately 20% of the Company’s anticipated cream purchases for the periods represented.

Advertising—

The Company expenses advertising costs as incurred. For the years ended December 31, 2006, January 1, 2006 and January 2, 2005, advertising expenses were $16,801,000, $18,694,000 and $20,734,000, respectively.

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

Lease Guarantees and Contingencies—

Primarily as a result of the Company’s strategy to sell Company-operated restaurants to franchisees, the Company remains liable for certain lease assignments and guarantees. These leases have varying terms, the latest of which expires in 2020. As of December 31, 2006, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was $6,648,000. The present value of these potential payments discounted at the Company’s pre-tax cost of debt at December 31, 2006 was $5,041,000. The Company generally has cross-default provisions with franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. The Company believes these cross-default provisions significantly reduce the risk that the Company will be required to make payments under these leases and, historically, the Company had not been required to make such payments. Accordingly, no liability has been recorded for exposure under such leases at December 31, 2006 and January 1, 2006.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income (Loss) Per Share—

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted income (loss) per share because to do so would have been antidilutive, was 151,000, 273,000 and 320,000 for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

Presented below is the reconciliation between basic and diluted weighted average shares (in thousands):

	For the Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
Basic weighted average number of common shares outstanding during the year	7,939	7,802	7,637
Adjustments:
Assumed exercise of stock options and vesting of restricted stock units	145	—	—
Diluted weighted average number of common shares outstanding during the year	8,084	7,802	7,637

Stock-Based Compensation—

Prior to January 2, 2006, the Company accounted for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  In accordance with APB Opinion No. 25, the Company generally recognized no stock-based compensation cost, as all options granted during that period had an exercise price equal to the market value of the stock on the date of grant. Stock-based compensation cost of $68,000 and $238,000 related to modified option awards was included in net loss for the years ended January 1, 2006 and January 2, 2005, respectively, for the Company’s 1997 Stock Option Plan and the Company’s 2003 Equity Incentive Plan.

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

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January 2, 2006 (the first day of its 2006 fiscal year), the Company adopted SFAS No. 123R using the modified prospective method as permitted under SFAS No. 123R. Under this transition method, compensation cost recognized for the year ended December 31, 2006 included: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

Recently Issued Accounting Pronouncements—

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

The issued shares vested on a straight-line basis over eight years or on an accelerated basis if certain performance criteria were met. The Company recorded the fair value of the shares issued at the issuance dates as compensation expense over the estimated vesting periods. During the year ended January 2, 2005, the Company recorded stock compensation expense of $257,000, which was included in general and administrative expenses in the accompanying consolidated statements of operations.

Equity Compensation Plans—

The Company currently grants stock awards under the following equity compensation plans:

1997 Stock Option Plan (“1997 Plan”)— The 1997 Plan was adopted by the Company’s Board of Directors and stockholders in November 1997 and was subsequently amended on March 27, 2000 and

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK BASED COMPENSATION (Continued)

October 24, 2001. Under the 1997 Plan, the Company’s Board of Directors may grant options to purchase up to 1,034,970 shares of common stock to employees, executive officers and directors. The 1997 Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code) and stock appreciation rights (“SARs”). The Compensation Committee of the Board of Directors determines the employees who will receive awards under the 1997 Plan and the terms of such awards. The exercise price of a stock option or SAR granted or awarded under the 1997 Plan may not be less than the fair market value of one share of common stock on the date the stock option or SAR is granted.

The 2003 Equity Incentive Plan (the “2003 Incentive Plan”)—On April 9, 2003, the Board of Directors adopted an equity incentive plan, which was approved by shareholders on May 14, 2003. On May 10, 2006, the shareholders approved an amendment to the 2003 Incentive Plan to increase the number of shares of common stock reserved for issuance under the 2003 Incentive Plan from 307,000 to 607,000 shares. The 2003 Incentive Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code), SARs, bonus stock, stock units, performance shares, performance units, restricted stock and restricted stock units. The Compensation Committee of the Board of Directors determines the employees who will receive awards under the 2003 Incentive Plan and the terms of such awards. The exercise price of a stock option or SAR granted or awarded under the 2003 Incentive Plan may not be less than the fair market value of one share of common stock on the date the stock option or SAR is granted.

Outstanding options issued prior to December 20, 2004 are fully vested. Options issued on and subsequent to December 20, 2004 generally vest over three years. Options issued prior to July 24, 2002 expire 10 years from the date of grant. Options issued subsequent to that date have a five year expiration date.

As of December 31, 2006, no SARs had been issued.

Grant-Date Fair Value—

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the years ended December 31, 2006, January 1, 2006 and January 2, 2005 were calculated based on the following:

	2006	2005	2004
Options granted	168,409	142,453	160,819
Weighted-average exercise price	$8.44	$9.02	$11.43
Weighted-average grant date fair value	$3.96	$4.28 - $4.70	$5.03 - $7.72
Estimated Weighted Average Assumptions:
Risk free interest rate	4.52%-4.68%	3.58%-4.50%	3.03%-3.87%
Expected life (in years)	4	4-5	4-5
Expected volatility	52.92-54.86%	55.98%-58.16%	71.23%-73.59%
Expected dividend yield	0.00%	0.00%	0.00%

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK BASED COMPENSATION (Continued)

Risk-free interest rate—the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.

Expected life—the Company uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected life of a new option.

Expected volatility—the Company is responsible for estimating volatility and has used historical volatility to estimate the grant-date fair value of stock options. Management considered the guidance in SFAS No. 123R and believes that the historical estimated volatility is materially indicative of expectations about future volatility.

Expected dividend yield—the Company has not paid any dividends in the last five years and currently intends to retain any earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Expense—

The Company used the straight-line attribution method to recognize expense for all options granted. Stock-based compensation is included in general and administrative expenses in the accompanying consolidated statements of operations.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. In September 2006, John Cutter, the Company’s former President and Chief Executive Officer, resigned. As of December 31, 2006, the Company adjusted its stock compensation expense to reflect his forfeitures. The Company will apply an annual forfeiture rate to all options outstanding as of December 31, 2006 and future options granted based on an analysis of its historical forfeitures. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

The adoption of SFAS No. 123R on January 2, 2006 resulted in lower income from continuing operations, lower operating income before tax and lower net income of $437,000 for the year ended December 31, 2006. Additionally, the adoption of SFAS No. 123R on January 2, 2006 resulted in lower basic and diluted net income per share of $0.06 and $0.05, respectively. The total income tax benefit recognized in the accompanying consolidated statement of operations for the year ended December 31, 2006 for share-based compensation arrangements was $2,000.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK BASED COMPENSATION (Continued)

The following table details the effect on net loss and net loss per share had stock-based compensation expense been recorded in fiscal 2005 and fiscal 2004 based on the fair-value method under SFAS No. 123 (in thousands, except per share data). The reported and pro forma net income and net income per share for the year ended December 31, 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS No. 123R.

	For the Years Ended
	January 1,	January 2,
	2006	2005
Net loss as reported	$(27,259)	$(3,417)
Add stock-based compensation expense included in reported net loss, net of related income tax effect of $0 and $97, respectively	75	140
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit of $0 and $752, respectively(a)	(172)	(1,082)
Pro forma net loss	$(27,356)	$(4,359)
Basic and diluted net loss per share, as reported.	$(3.49)	$(0.45)
Basic and diluted net loss per share, pro forma	$(3.51)	$(0.57)

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

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK BASED COMPENSATION (Continued)

Option Activity—

A summary of the activity under the Company’s equity compensation plans as of December 31, 2006 and changes during the three years ended December 31, 2006 is presented below:

		Weighted-
		Average
		Remaining	Weighted-	Aggregate
	Options	Contractual	Average	Intrinsic
	Outstanding	Life in Years	Exercise Price	Value
Options outstanding at December 28, 2003	809,075		$5.60
Granted	160,819		$11.43
Cancelled	(9,730)		$11.84
Forfeited	(50,697)		$8.48
Exercised	(223,801)		$4.37
Options outstanding at January 2, 2005	685,666		$7.06
Granted	142,453		$9.02
Cancelled	(10,893)		$13.01
Forfeited	(10,464)		$8.86
Exercised	(185,312)		$5.59
Options outstanding at January 1, 2006	621,450		$7.82
Granted	168,409		$8.44
Cancelled	(37,021)		$12.33
Forfeited	(81,914)		$8.38
Exercised	(218,644)		$5.23
Options outstanding at December 31, 2006	452,280	3.33	$8.83	$2,094,153
Options exercisable at December 31, 2006	277,788	2.91	$8.87	$1,133,873

A summary of the status of the Company’s non-vested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted-
		Average
	Options	Grant Date
	Outstanding	Fair Value
Non-vested options at January 1, 2006	131,989	$4.68
Granted	168,409	$3.96
Forfeited	(81,914)	$4.15
Vested	(43,992)	$4.68
Nonvested options at December 31, 2006	174,492	$4.01

During the years ended December 31, 2006, January 1, 2006 and January 2, 2005, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1,100,000, $1,097,000 and $1,989,000, respectively and the total amount of cash received from exercise of stock options was $1,143,000, $1,037,000 and $978,000, respectively.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK BASED COMPENSATION (Continued)

As of December 31, 2006, there was $547,000 of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.16 years.

The total fair value of shares vested during the years ended December 31, 2006, January 1, 2006 and January 2, 2005 was $206,000, $0 and $1,519,000, respectively.

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

Restricted Stock Unit Activity—

On December 2, 2005, 30,000 restricted stock units were issued to directors with a weighted average fair value of $8.90 at grant date. On November 1, 2006, 30,000 restricted stock units were issued to directors with a weighted average fair value of $10.61 at grant date. The restricted stock units were issued pursuant to and subject to the terms of the Company’s 2003 Incentive Plan. Subject to the terms of the 2003 Incentive Plan, each restricted stock unit provides the holder with the right to receive one share of Common Stock of the Company when the restrictions lapse or vest. The restricted stock units granted to the directors vest three years after the date of grant if the recipient is a member of the Company’s Board of Directors on such date, subject to accelerated vesting in the event of a change in control or the director’s death, disability or retirement.

During the years ended December 31, 2006 and January 1, 2006, stock-based compensation cost of $106,400 and $7,400, respectively, was recorded related to these units. As of December 31, 2006, there was $471,500 of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.38 years.

Pursuant to a long-term incentive plan for fiscal 2006 approved by the Compensation Committee of the Board of Directors under the Company’s 2003 Incentive Plan, the Compensation Committee established target EBITDA levels for the Company for fiscal 2006 and target awards for each officer named below based on a percentage (ranging from 50% to 100%) of each such officer’s base salary.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK BASED COMPENSATION (Continued)

In August 2006, the Compensation Committee approved terms of awards under the long-term incentive for fiscal 2006 which provides that, if the Company meets or exceeds a threshold EBITDA for fiscal 2006, then the officer would be entitled to receive an award payable in shares of Common Stock of the Company. The award value is determined based on the Company’s actual EBITDA for fiscal 2006 compared to projected EBITDA for fiscal 2006 and the percentage (ranging from 50% to 150%) of the officer’s target award applicable to those results (the “2006 Award Value”). The following table sets forth the range of award values each officer was eligible to receive:

Name	Value of Award
John Cutter	$174,267	To	$522,801
Paul Hoagland	$82,028	To	$246,084
Gregory Pastore	$34,438	To	$103,314
Kenneth Green	$39,698	To	$119,093
Garrett Ulrich	$39,865	To	$119,595

During the year ended December 31, 2006, stock-based compensation of $98,000 was recorded related to the foregoing awards.

On February 28, 2007 the Compensation Committee determined that the Company exceeded the threshold EBITDA for fiscal 2006, and awarded shares of Common Stock under the Company’s 2003 Incentive Plan to each of the officers named below. The number of shares of Common Stock issued to each officer was determined by dividing the officer’s 2006 Award Value by 90% of the closing price of the Company’s Common Stock on the date of grant as reported on the American Stock Exchange. 25% of the shares of Common Stock issued to each officer are fully vested upon issuance. The remaining 75% of the shares of Common Stock will vest in three equal annual installments following issuance if the officer remains employed by the Company. The unvested shares will also fully vest upon a change in control, as provided in the 2003 Incentive Plan.

The following table sets forth each officer’s 2006 Award Value and the number of shares of Common Stock the officer received under the long-term incentive plan for fiscal 2006.

Name	Award Value	Number of Shares
Paul Hoagland	$188,664	17,469
Gregory Pastore	$79,207	7,334
Kenneth Green	$91,304	8,454
Garrett Ulrich	$91,690	8,490

John Cutter, the Company’s former President and Chief Executive Officer, resigned in September 2006 and did not receive any shares of Common Stock under the long-term incentive plan for fiscal 2006.  Accordingly, no expense was recognized related to Mr. Cutter’s awards.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INTANGIBLE ASSETS AND DEFERRED COSTS

Intangible assets and deferred costs as of December 31, 2006 and January 1, 2006 were (in thousands):

	December 31,	January 1,
	2006	2006
1988 Non-Friendly Marks license agreement fee amortized over 40 years on a straight-line basis	$18,650	$18,650
Deferred financing costs amortized over the terms of the related loans on an effective yield basis	11,234	10,557
Other	1,103	1,103
Intangible assets and deferred costs	30,987	30,310
Less: accumulated amortization	(13,204)	(11,247)
Net	$17,783	$19,063

Amortization expense was $1,955,000, $1,859,000 and $1,812,000 for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

Future amortization expense related to these intangible assets and deferred costs as of December 31, 2006 was (in thousands):

Year	Amount
2007	$1,769
2008	1,761
2009	1,751
2010	1,611
2011	1,436
Thereafter.	9,455
Total	$17,783

Upon the sale of the Company by Hershey Foods Corporation (“Hershey”) in 1988, all of the trademarks and service marks used in the Company’s business at that time which did not contain the word “Friendly” (the “Non-Friendly Marks”) were licensed by Hershey to the Company. The Non-Friendly Marks license agreement fee was being amortized over the term of the agreement, which expired on September 2, 2028. In September 2002, Hershey assigned the Non-Friendly Marks to the Company. The Company will continue to amortize the Non-Friendly Marks license agreement fee over the original term of 40 years. The Company reviews the estimated future cash flows related to each trademarked product on a quarterly basis to determine whether any impairment has occurred. For the years ended December 31, 2006, January 1, 2006 and January 2, 2005, no impairments were recorded.

In February 2004, the Company announced a cash tender offer and consent solicitation for $175,977,000 of its then outstanding 10.5% senior notes. In connection with the tender offer, the Company wrote off unamortized deferred financing costs for the purchase of the 10.5% senior notes in March 2004 and the redemption of the remaining 10.5% senior notes in April 2004 of $1,788,000 and $657,000, respectively. The $2,445,000 was included in other (income) expense in the accompanying consolidated statement of operations for the year ended January 2, 2005. Additionally, the Company incurred $6,374,000 of costs associated with the issuance of new 8.375% senior notes and the amendment to the

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INTANGIBLE ASSETS AND DEFERRED COSTS (Continued)

revolving credit facility, which were included in intangible assets and deferred costs in the accompanying consolidated balance sheets as of December 31, 2006 and January 1, 2006. These costs are being amortized over the terms of the 8.375% senior notes and the Credit Facility.

5. ASSET IMPAIRMENT AND DISCONTINUED OPERATIONS

During 2005, the Company disposed of five properties by sale and nine properties other than by sale, including lease terminations. During December 2005, the Company closed seven restaurants and committed to a plan to sell those seven restaurants as well as four restaurants that were closed in 2004. At January 1, 2006, these 11 properties met the criteria for “held for sale” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During 2006, the Company sold eight of these 11 properties. Net proceeds from these transactions were $6,855,000. The Company recognized a net gain related to the sales of the assets of $4,359,000. At December 31, 2006, the remaining three properties and one property that closed in 2006 met the criteria for “held for sale” as defined in SFAS No. 144. The carrying values of these four properties of $896,000, and $933,000 as of December 31, 2006 and January 1, 2006, respectively, were reported as assets held for sale in the accompanying consolidated balance sheets. The carrying values of these properties were not adjusted since the carrying values were less than the estimated fair market values less costs to sell.

SFAS No. 144 requires the results of operations of a component of an entity that is classified as held for sale or that has been disposed of to be reported as discontinued operations in the statement of operations if certain conditions are met. These conditions include commitment to a plan of disposal after the effective date of this statement, elimination of the operations and cash flows of the entity component from the ongoing operations of the Company and no significant continuing involvement in the operations of the entity component after the disposal transaction.

In accordance with SFAS No. 144, the results of operations of the eight properties that were disposed of during 2006 and the 14 properties that were disposed of during 2005, and any related net gain on the disposals, as well as the results of operations of three properties held for sale at December 31, 2006 were reported separately as discontinued operations in the accompanying consolidated statements of operations for all years presented. For the years ended December 31, 2006, January 1, 2006 and January 2, 2005, these discontinued results consisted of the following (in thousands):

	For the Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
			(53 weeks)
Net sales	$—	$10,499	$16,898
Operating loss	(360)	(1,548)	(938)
Gain on disposals of property and equipment	4,359	2,115	—
Income tax (expense) benefit	(538)	(232)	385
Income (loss) from discontinued operations	$3,461	$335	$(553)

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ASSET IMPAIRMENT AND DISCONTINUED OPERATIONS (Continued)

During 2006, the Company disposed of two properties by sale and two properties other than by sale, including lease terminations. Additionally, the Company closed one restaurant and committed to a plan to sell that restaurant. At December 31, 2006, this property met the criteria for “held for sale” as defined in SFAS No. 144. The results of operations and any related gain or loss associated with the disposition of these restaurants were not material and therefore were reported within continuing operations in the accompanying consolidated statements of operations for all years presented.

During 2004, the Company disposed of two properties by sale and one property other than by sale. The results of operations and any related gain or loss associated with the disposition of these restaurants were not material and therefore were reported within continuing operations in 2004.

The table below identifies the components of the “Loss on disposals of other property and equipment, net” as shown in the accompanying consolidated statements of operations (in thousands):

	For the Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
Restaurant assets retired due to remodeling	$863	$225	$195
Restaurant equipment assets retired due to replacement	285	200	442
Gain on property held for disposition	—	—	(782)
(Gain) loss on property not held for disposition	(667)	118	63
Loss on abandoned capital projects and architectural plans	234	108	—
Gain due to restaurant flood	(53)	—	—
All other	239	379	295
Loss on disposals of other property and equipment, net	$901	$1,030	$213

During 2006, the Company determined that the carrying values of three operating restaurant properties exceeded their estimated fair values less costs to sell and the carrying values were reduced by an aggregate of $719,000 accordingly.

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

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT

Debt at December 31, 2006 and January 1, 2006 consisted of the following (in thousands):

	December 31,	January 1,
	2006	2006
Senior Notes, 8.375%, due June 15, 2012	$175,000	$175,000
Revolving credit loans	—	—
Mortgage loans, due January 1, 2007 through January 1, 2022	49,213	51,320
Total debt	224,213	226,320
Less: current portion	(1,563)	(1,426)
Total long-term debt	$222,650	$224,894

Principal payments due as of December 31, 2006 were as follows (in thousands):

Year	Amount
2007	$1,563
2008	1,721
2009	1,914
2010	2,847
2011	2,239
Thereafter	213,929
Total	$224,213

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

On December 30, 2005, the Company completed a refinancing of the Variable Mortgages (the “Variable Refinancing”). Under the terms of the loan agreement for the Variable Refinancing, the Company borrowed an aggregate sum of $8,500,000 at a variable interest rate equal to the sum of the 90-day LIBOR rate in effect (5.36% at December 31, 2006) plus 4% on an annual basis. Changes in the interest rate are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The loans under the Variable Mortgages have a maturity date of January 1, 2020 and are being amortized over 14 years.

In connection with the Variable Refinancing, the Company incurred direct expenses of $71,300 that were included in the accompanying consolidated statement of operations for the year ended January 1, 2006 and $186,600 of costs that were included in intangible assets and deferred costs in the accompanying

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

consolidated balance sheets as of December 31, 2006 and January 1, 2006. These costs are being amortized over the term of the Variable Mortgages.

Pursuant to the terms of the Mortgage Financing, the Company may sell properties securing its obligations provided that other properties are substituted in place of the sold properties. The substituted properties must meet certain requirements under the terms of the Mortgage Financing. In August 2005, proceeds of $415,000 and $2,650,000 were received in connection with the sale of two mortgaged properties, of which $400,000 and $1,250,000 of such amounts was placed in escrow pending the inclusion of a substitute property. As of January 1, 2006, these balances were held as collateral and were included in restricted cash on the accompanying consolidated balance sheet as of January 1, 2006. In connection with the Variable Refinancing, the mortgage on one of these properties was released and the remaining $400,000 related to the sale of this property was released from escrow during the first quarter of 2006. A substitute property for the second property was obtained during the second quarter of 2006 in compliance with the substitution agreement. On June 15, 2006, the remaining $1,250,000 was released from escrow.

All mortgage financings are subject to annual covenants, including various minimum fixed charge coverage ratios. The Company was in compliance with the covenants for the Variable Mortgages and Fixed Mortgages as of December 31, 2006.

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

The Company has a $35,000,000 Credit Facility which is available for borrowings to provide working capital, for issuances of letters of credit and for other corporate needs. As of December 31, 2006 and January 1, 2006, total letters of credit outstanding were $15,474,000 and $15,974,000, respectively. During 2006 and 2005, there were no drawings against the letters of credit. The revolving credit loans bear interest at the Company’s option at either (a) the base rate plus the applicable margin as in effect from time to time (the “Base Rate”) (10.25% at December 31, 2006) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (9.32% at December 31, 2006). As of

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

December 31, 2006 and January 1, 2006, there were no revolving credit loans outstanding. As of December 31, 2006 and January 1, 2006, $19,526,000 and $19,026,000, respectively, was available for borrowing.

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

The Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases, liens, mergers, investments and sales of assets and of subsidiary stock. Additionally, the Credit Facility limits the amount which the Company may spend on capital expenditures, restricts the use of proceeds, as defined, from asset sales and requires that the Company comply with certain financial covenants. The Company was in compliance with the covenants in the Credit Facility as of December 31, 2006.

On August 1, 2006, the Company amended its $35,000,000 Credit Facility to, among other things, (i) extend the maturity date from June 30, 2007 to June 30, 2010, (ii) eliminate the interest coverage requirement and (iii) reduce by 0.50% to 0.75% the applicable margin rates at which the revolving credit loans bear interest to a range of 3.00% to 4.00% (depending on the leverage ratio).

The Company incurred $519,000 of costs associated with this amendment to the $35,000,000 Credit Facility which were deferred and are being amortized over the life of the amended $35,000,000 Credit Facility.

The financial covenant requirements, as defined under the Credit Facility, and actual ratios/amounts as of and for the years ended December 31, 2006 and January 1, 2006 were (dollars in thousands):

	December 31, 2006		January 1, 2006
	Requirement	Actual	Requirement	Actual
Leverage ratio	5.75 to 1	4.46 to 1	5.80 to 1	5.69 to 1
Interest coverage ratio	N/A	N/A	2.00 to 1	2.06 to 1
Fixed charge coverage ratio	1.05 to 1	1.34 to 1	1.05 to 1	1.14 to 1
Capital expenditures(a)	$26,000	$21,124	$25,500	$17,158
Consolidated EBITDA(b)	$40,500	$51,764	$42,000	$43,100

(a)           The Credit Facility’s definition of capital expenditures differs from the Company’s total capital expenditures.

(b)          The Credit Facility’s definition of consolidated EBITDA allows non-cash losses and capitalized interest to be added back to net income (loss) which differs from the Company’s adjusted EBITDA computation presented elsewhere herein.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

The fair values of the Company’s long-term debt at December 31, 2006 and January 1, 2006 were as follows (in thousands):

	December 31, 2006		January 1, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Notes	$175,000	$166,075	$175,000	$156,625
Revolving credit loans	—	—	—	—
Mortgage loans	49,213	49,213	51,320	51,320
Total	$224,213	$215,288	$226,320	$207,945

The fair values of the Senior Notes were determined based on the actual trade prices occurring closest to December 31, 2006 and January 1, 2006. Because the mortgage loans are privately held, the Company believes that the carrying value of the mortgage loans as of December 31, 2006 and January 1, 2006 approximated the fair value.

7. LEASES

As of December 31, 2006 and January 1, 2006, the Company operated 316 and 314 restaurants, respectively. These operations were conducted in premises owned or leased as follows:

	December 31,	January 1,
	2006	2006
Land and building owned	77	79
Land leased and building owned	76	70
Land and building leased	163	165
	316	314

Restaurants in shopping centers are generally leased for a term of 10 to 20 years. Leases of freestanding restaurants generally are for a 15 or 20 year lease term and provide for renewal options for three or four five-year renewals at the then current fair market value. Additionally, the Company leases certain equipment over lease terms from three to seven years.

In connection with the Sale/Leaseback Financing in December 2001, the Company sold 44 properties operating as Friendly’s restaurants and entered into a master lease with the buyer to lease the 44 properties for an initial term of 20 years under a triple net lease. There are four five-year renewal options and lease payments are subject to escalator provisions every five years based upon increases in the Consumer Price Index. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate” and SFAS No. 98, “Accounting for Leases”, the Company recognized an aggregate loss of $428,000 on two properties which was included in loss on disposals of other properties and equipment, net in 2001. The aggregate gain of $11,377,000 on the remaining 42 properties was deferred and the unamortized balance of $10,050,000 was included in other accrued expenses and other long-term liabilities. The deferred gain is being amortized straight-line over 20 years.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LEASES (Continued)

Future minimum lease payments and amounts to be received as lessor or sublessor under noncancelable leases with an original term in excess of one year as of December 31, 2006 were (in thousands):

	Commitments
		Capital
		Lease and	Operating
	Operating	Finance	Lease
Year	Leases	Obligations	Receivables
2007	$18,966	$2,091	$2,723
2008	17,357	2,051	2,604
2009	15,985	1,022	2,613
2010	14,090	444	2,414
2011	12,451	398	2,048
Thereafter	26,602	2,089	22,204
Total future minimum lease payments	$105,451	8,095	$34,606
Less amounts representing interest		(1,872)
Present value of minimum lease payments		6,223
Less current maturities of capital lease and finance obligations		(1,541)
Long-term maturities of capital lease and finance obligations		$4,682

Capital lease and finance obligations reflected in the accompanying consolidated balance sheets have effective interest rates ranging from 6.00% to 12.00% and are payable in monthly installments through 2016. Maturities of such obligations as of December 31, 2006 were (in thousands):

Year	Amount
2007	$1,541
2008	1,666
2009	793
2010	258
2011	235
Thereafter	1,730
Total	$6,223

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LEASES (Continued)

Rent expense included in the accompanying consolidated statements of operations for operating leases was (in thousands):

	For the Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
Minimum rentals	$20,251	$19,847	$20,668
Contingent rentals	736	815	968
Total	$20,987	$20,662	$21,636

8. INCOME TAXES

The benefit from (provision for) income taxes for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 were as follows (in thousands):

	For the Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
Current (provision) benefit:
Federal	$(1,134)	$(726)	$837
State	(228)	(213)	(89)
Increase in tax accruals	(21)	(1,446)	(601)
Total current (provision) benefit	$(1,383)	$(2,385)	$147
Deferred benefit (provision):
Federal	$928	$(17,212)	$3,662
State	—	(637)	964
Reversal of tax accruals	—	—	2,757
Total deferred benefit (provision)	$928	$(17,849)	$7,383
Income tax provision (benefit) allocated to discontinued operations	$538	$232	$(385)
Total benefit from (provision for) income taxes	$83	$(20,002)	$7,145

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

A reconciliation of the benefit from (provision for) income taxes that would result from applying the federal statutory rate to income tax provision follows (in thousands):

	For the Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
Statutory federal income tax	$(491)	$2,657	$3,503
State income taxes net of federal benefit	(84)	456	601
Effect of change in valuation allowance	797	(22,184)	12
Effect of expired state NOL carryforwards	(1,781)	—	—
Effect of the present value of Medicare Subsidies	197	—	—
Tax credits	1,268	372	896
Nondeductible expenses	(98)	(130)	(226)
Adjustment of income tax accruals	(21)	(1,446)	2,157
Other	296	273	202
Benefit from (provision for) income taxes	$83	$(20,002)	$7,145

Deferred tax assets and liabilities are determined as the difference between the financial statement and tax bases of the assets and liabilities multiplied by the enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets (liabilities) at December 31, 2006 and January 1, 2006 were as follows (in thousands):

	December 31,	January 1,
	2006	2006
Property and equipment	$(10,015)	$(13,788)
Net operating loss carryforwards	1,684	3,732
Insurance reserves	13,041	12,690
Inventories	237	285
Pension	8,323	11,850
Intangible assets	(4,142)	(4,333)
Tax credit carryforwards	10,808	11,958
Deferred gain	3,669	3,930
Other	4,752	5,820
Net deferred tax asset	28,357	32,144
Valuation allowance	(27,429)	(32,144)
Net deferred tax asset	$928	$—
Total deferred tax assets	$43,296	$50,932
Total deferred tax liabilities	(14,939)	(18,788)
Valuation allowance	(27,429)	(32,144)
Net deferred tax asset	$928	$—

As of December 31, 2006, the Company had approximately $28,357,000 of net deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences that

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

are available to reduce income taxes in future years. SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods, and projections of future operating results. Where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. The presumption can be overcome in very limited circumstances.

As of January 1, 2006, the Company had approximately $32,144,000 of net deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences that were available to reduce income taxes in future years.

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

As of December 31, 2006 the Company remains in a three-year cumulative loss position and expects to record valuation allowances on future tax benefits until it can sustain an appropriate level of profitability. However, the Company has incurred approximately $1,093,000 of federal tax liabilities for 2005 and 2006 combined. Approximately $928,000 of the $1,093,000 would be available for refund if 2007 resulted in a loss for income tax purposes. As a result, the valuation allowances as of December 31, 2006 of $27,429,000 will reduce the carrying value of net deferred tax assets to $928,000. Should the Company’s future profitability provide sufficient evidence, in accordance with SFAS No. 109, to support the ultimate realization of income tax benefits attributable to NOL and credit carryforwards and other deductible temporary differences, a reduction in the valuation allowance may be recorded and the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

The income tax provision for the year ended December 31, 2006 included a decrease in the valuation allowance of $797,000.

The income tax provision for the year ended January 1, 2006 included the above referenced increase in the valuation allowance of $22,184,000 and an increase in income tax accruals of $1,446,000 related to ongoing tax audits and other tax matters. The increase in the valuation allowance and the increase in income tax accruals accounted for 292.1% and 19.0%, respectively, of the Company’s effective tax rate of 263.5%.

During the year ended December 31, 2006, the Company generated federal taxable income of approximately $12,025,000. During the year ended January 1, 2006, the Company generated federal taxable income of approximately $926,000. The Company had aggregate state NOL carryforwards, the tax effect of which was approximately $1,684,000 and $3,732,000 as of December 31, 2006 and January 1, 2006, respectively. The state NOL carryforwards expire between 2007 and 2025. The tax effect of state NOL carryforwrds expired by the end of 2006 without being used was approximately $1,745,000. That portion of the valuation allowance specifically allocated to these state NOLs was reduced accordingly.

As of December 31, 2006 and January 1, 2006, the Company had federal general business credit carryforwards of $7,757,000 and $9,535,000, respectively, which expire between 2020 and 2026. The

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

Company had $3,051,000 and $2,721,000 of state tax credit carryforwards as of December 31, 2006 and January 1, 2006, respectively, which either expire between 2007 and 2011 or have no expiration date.

Taxes payable were reduced or refundable taxes, credit carryforwards and state loss carryforwards were increased by an aggregate of $145,000 and $450,000 in 2006 and 2005, respectively, as a result of stock options exercised.

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

The Company reduced the restructuring reserves by $400,000 and $1,900,000 during the years ended December 29, 2002 and December 30, 2001, respectively, since the reserve exceeded estimated remaining payments.

The following represents the reserve and activity associated with the March 2004, October 2001 and March 2000 restructurings (in thousands):

	For the Year Ended December 31, 2006
	Restructuring			Restructuring
	Reserve as of		Costs Paid	Reserve as of
	January 1, 2006	Expense	and Reclassified	December 31, 2006
Severance pay	$72	$—	$(72)	$—
Total	$72	$—	$(72)	$—

	For the Year Ended January 1, 2006
	Restructuring			Restructuring
	Reserve as of		Costs Paid	Reserve as of
	January 2, 2005	Expense	and Reclassified	January 1, 2006
Rent	$92	$—	$(92)	$—
Severance pay	952	—	(880)	72
Other	34	—	(34)	—
Total	$1,078	$—	$(1,006)	$72

10. FRANCHISE TRANSACTIONS

During 2006, the Company completed three transactions in which three existing franchisees purchased five existing Company-operated restaurants and agreed to develop a total of 10 new restaurants in future years. Gross proceeds from these transactions were $3,130,000, of which $300,000 was for franchise and

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. FRANCHISE TRANSACTIONS (Continued)

development fees and $2,830,000 was for the sale of certain assets and leasehold rights. During the year ended December 31, 2006, the Company recorded $150,000 of franchise fee revenue for the initial locations acquired by franchisees and deferred $150,000 related to future development. The $150,000 will be recognized into income as restaurants are opened. In addition, the Company recognized a gain of $2,106,000 related to the sale of assets.

During 2006, three franchisees operating restaurants under options to purchase elected to exercise their options. In doing so, they purchased eight existing restaurants and agreed to develop a total of 10 new restaurants in future years. Gross proceeds from these transactions were $2,224,000, of which $315,000 was for franchise and development fees and $1,909,000 was for the sale of certain assets and leasehold rights. During the year ended December 31, 2006, the Company recorded $265,000 of franchise fee revenue for the initial locations acquired by franchisees and deferred $50,000 related to future development. The $50,000 will be recognized into income as restaurants are opened. In addition, the Company recognized a gain of $1,622,000 related to the sale of assets.

During 2005, the Company completed four transactions in which four existing franchisees purchased nine existing Company-operated restaurants and agreed to develop a total of 10 new restaurants in future years. Gross proceeds from these transactions were $4,102,000, of which $295,000 was for franchise and development fees and $3,807,000 was for the sale of certain assets and leasehold rights. During the year ended January 1, 2006, the Company recorded $210,000 of franchise fee revenue for the initial locations acquired by franchisees and deferred $85,000 related to future development. The $85,000 will be recognized into income as restaurants are opened. In addition, the Company recognized a gain of $2,712,000 related to the sale of assets.

During 2004, two franchisees operating restaurants under options to purchase elected to exercise their options. In doing so, they purchased six existing restaurants and committed to develop a total of five new restaurants over the next six years with an option to open an additional five restaurants in the following five years. Gross proceeds from these transactions were $1,360,000, of which $275,000 was for franchise and development fees and $1,085,000 was for the sale of certain assets and leasehold rights. During the year ended January 2, 2005, the Company recorded $200,000 of franchise fee revenue for the initial locations acquired by these franchisees and deferred $75,000 related to future development. The $75,000 will be recognized into income as restaurants are opened. In addition, the Company recognized a gain of $542,000 related to the sale of assets.

On September 9, 2004, the Company entered into an agreement granting NL Ark Development, Inc. (“NL Ark”) certain limited exclusive rights to operate and develop Friendly’s Restaurants in designated areas within Palm Beach County, Florida. NL Ark has committed to open five new Friendly’s Restaurants over the next five years. The Company received development fees of $80,000, which represent one-half of future franchise fees. The $80,000 will be recognized into income as restaurants are opened.

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

which $310,000 was for franchise fees for the initial 10 restaurants. In 2004, the Company recorded $310,000 as franchise fee revenue and recognized a gain of approximately $679,000 related to the sale of the assets for the 10 locations. During the year ended January 1, 2006, Central Florida opened two new restaurants. In December 2006, Central Florida defaulted under its leases and franchise agreements and peaceably surrendered 11 restaurants to the Company and closed one restaurant. The Company is currently operating the 11 restaurants for a limited period of time while the parties seek a substitute franchisee to take over the operations at these restaurants. If the properties are not franchised, the Company, at its option, may acquire or close the restaurants. The Company and Central Florida’s lenders and landlord have entered into agreements pursuant to which the Company has agreed to make recurring monthly rent and loan payments and the lenders and landlord have agreed not to interfere with the Company operations while it operates the restaurants.  Except for the Company’s agreement to make certain payments while it is operating the restaurants, the Company has not assumed any of Central Florida’s obligations to its lender.

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

In November 2003, the Company announced that effective December 31, 2003, all benefits accrued under the pension plan would be frozen at the level attained on that date. The benefits accrued through December 31, 2003 were not reduced. As a result, the Company recognized a one-time pension curtailment gain of $8,113,000 in 2003 equal to the unamortized balances as of December 31, 2003 from all plan changes made prior to that date. Cash balance accounts continue to be credited with interest after December 31, 2003.

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

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PENSION PLAN (Continued)

Because the Company’s cash balance pension plan was frozen effective December 31, 2003, the projected benefit obligation and the accumulated benefit obligation are the same resulting in no incremental effect of applying SFAS No. 158.

For the years ended December 31, 2006 and January 1, 2006, the reconciliation of the projected benefit obligation was (in thousands):

	December 31,	January 1,
	2006	2006
Beginning of year benefit obligation	$119,949	$110,042
Interest cost	6,783	6,684
Assumption changes	(3,900)	5,151
Actuarial loss	760	4,693
Disbursements	(7,977)	(6,621)
End of year benefit obligation	$115,615	$119,949

The reconciliation of the fair value of assets of the plan as of December 31, 2006 and January 1, 2006 was (in thousands):

	December 31,	January 1,
	2006	2006
Beginning of year fair value of assets	$91,045	$92,510
Actual return on plan assets (net of expenses)	10,095	5,156
Employer contributions	2,150	—
Disbursements	(7,977)	(6,621)
End of year fair value of assets	$95,313	$91,045

The funded status of the plan as of December 31, 2006 and January 1, 2006 was (in thousands):

	December 31,	January 1,
	2006	2006
Accumulated benefit obligation	$115,615	$119,949
Fair value of plan assets	95,313	91,045
Funded status	(20,302)	(28,904)

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PENSION PLAN (Continued)

The components of net periodic pension cost and other amounts recognized in other comprehensive income for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 were (in thousands):

	December 31,	January 1,	January 2,
	2006	2006	2005
Net Periodic Pension Cost:
Interest cost	$6,783	$6,684	$6,604
Expected return on assets	(7,930)	(8,288)	(9,391)
Net amortization:
Unrecognized prior service benefit	—	—	—
Unrecognized net actuarial loss	2,702	1,890	671
Periodic pension cost (benefit) before adjustments	1,555	286	(2,116)
Settlement expense	—	—	2,204
Net periodic pension cost	$1,555	$286	$88
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial gain	$(5,305)
Recognized actuarial gain	(2,702)
Total recognized in other comprehensive income (before tax effect)	$(8,007)
Total recognized in net pension cost and other comprehensive income (before tax effect)	$(6,452)

Items not yet recognized as a component of net periodic pension cost of $38,162,000 consisted of net actuarial losses. The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost during 2007 is $2,443,000.

A summary of the Company’s key actuarial assumptions used to determine benefit obligations as of December 31, 2006 and January 1, 2006 follows:

	December 31, 2006	January 1, 2006
Discount rate	6.00%	5.75%
Salary increase rate	N/A	N/A
Expected long-term rate of return	8.75%	8.75%

A summary of the Company’s key actuarial assumptions used to determine net periodic pension cost for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 follows:

	December 31, 2006	January 1, 2006	January 2, 2005
Discount rate	5.75%	6.00%	6.25%
Salary increase rate	N/A	N/A	N/A
Expected long-term rate of return	8.75%	8.75%	9.00%

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PENSION PLAN (Continued)

The Company determines its expected long-term rate of return based on its expectations of future returns for the pension plan’s investments based on target allocations of the pension plan’s investments. Additionally, the Company considers historical returns on comparable equity, fixed income and real estate investments and adjusts its estimates as deemed appropriate. As of December 31, 2006, point estimates of the Company’s long-term target allocation to equity (57.5%), fixed income (32.0%), real estate (10.0%) and other (0.5%) is expected to provide real rates of return of 7.23%, 2.21%, 1.90% and 1.50%, respectively. In addition, the long-term inflation assumption was 3.75%. The resulting weighted expected long-term rate of return on plan assets was 8.75%.

The Company’s pension plan weighted average asset allocations at December 31, 2006 and January 1, 2006 by asset category were as follows:

	December 31,	January 1,
Asset Category	2006	2006
Equity securities	69%	66%
Debt securities	18%	21%
Real estate	12%	12%
Other	1%	1%
Total	100%	100%

The Company actively manages its pension plan assets utilizing a registered investment advisor as recognized under the Investment Advisors Act of 1940, as amended. Oversight of the investment advisor is provided by the Company’s Qualified Benefit Plans Committee (“QBPC”). The plan’s trustee and investment advisor monitors transactions and performance monthly and the QBPC reviews performance monthly with a complete review of plan assets on a quarterly basis. Monthly, cash is withdrawn from the pension fund to meet benefit requirements. This provides the investment advisor with an opportunity to rebalance on a limited scale. If larger scale rebalancing is required, it is performed on an as needed basis.

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

Equity securities of the plan did not include any investment in the Company’s common stock at December 31, 2006 or January 1, 2006.

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. The Act clarified funding rules and rates for determining deficit reduction. As a result, the Company contributed $2,150,000 to the Company’s defined benefit cash balance pension plan during the year ended December 31, 2006.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PENSION PLAN (Continued)

The Company does not anticipate a contribution in 2007. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law. Currently, the Company expects to contribute approximately $3,500,000 in 2008.

The following benefit payments, excluding any lump sum distributions, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year	Amount
2007	$3,841
2008	4,164
2009	4,540
2010	4,945
2011	4,949
2012 - 2016	36,548
Total	$58,987

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

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS (Continued)

The incremental effect of applying SFAS No. 158 for the year ended December 31, 2006 was (in thousands):

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
Benefit obligation	$(7,155)	$264	$(6,891)
Deferred income taxes	28,465	(108)	28,357
Valuation allowance	(27,537)	108	(27,429)
Current liabilities	(68,098)	(593)	(68,691)
Noncurrent liabilities	(279,229)	857	(278,372)
Accumulated other comprehensive income	23,778	(264)	23,514
Total stockholders’ deficit	127,160	(264)	126,896

The Company accrues the cost of postretirement medical and life insurance benefits over the years employees provide services to the date of their full eligibility for such benefits. The reconciliation of the accumulated benefit obligation for the years ended December 31, 2006 and January 1, 2006 was as follows (in thousands):

	December 31,	January 1,
	2006	2006
Beginning of year benefit obligation	$6,850	$7,985
Service cost	150	162
Interest cost	386	407
Plan participants’ contributions	176	208
MMA Retiree drug subsidy	56	—
Actuarial loss (gain)	42	(1,243)
Disbursements	(769)	(669)
End of year benefit obligation	$6,891	$6,850

The reconciliation of the funded status of the plan as of December 31, 2006 and January 1, 2006 included the following components (in thousands):

	December 31,	January 1,
	2006	2006
Accumulated benefit obligation	$(6,891)	$(6,850)
Fair value of plan assets	—	—
Funded status	(6,891)	(6,850)

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS (Continued)

The components of net postretirement medical and life insurance benefit cost and other amounts recognized in other comprehensive income for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 were (in thousands):

	December 31,	January 1,	January 2,
	2006	2006	2005
Net Benefit Cost:
Service cost	$150	$162	$141
Interest cost	386	407	456
Recognized actuarial loss	24	35	70
Net amortization of unrecognized prior service benefit	(142)	(142)	(142)
Net benefit cost	$418	$462	$525
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss	$956
Prior service credit.	(1,220)
Total recognized in accumulated other comprehensive income (before tax effect).	$(264)
Total recognized in net pension cost and other comprehensive income (before tax effect).	$154

The estimated net loss and prior service credit for the postretirement medical and life insurance benefit plan that will be amortized from accumulated other comprehensive income into net postretirement medical and life insurance benefit cost during 2007 are $16,000 and $142,000, respectively.

A summary of the Company’s key actuarial assumptions used to determine benefit obligations as of December 31, 2006 and January 1, 2006 follows:

	December 31, 2006	January 1, 2006
Discount rate	6.00%	5.75%
Salary increase rate	N/A	N/A
Medical cost trend:
First year	9.00%	8.50%
Ultimate	4.75%	4.75%
Years to reach ultimate	5	3

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS (Continued)

A summary of the Company’s key actuarial assumptions used to determine net periodic benefit cost for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 follows:

	December 31, 2006	January 1, 2006	January 2, 2005
Discount rate	5.75%	6.00%	6.25%
Salary increase rate	N/A	N/A	N/A
Medical cost trend:
First year	8.50%	9.50%	8.50%
Ultimate	4.75%	5.50%	5.50%
Years to reach ultimate	2	3	3

Assumed health care cost trends have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$45,502	$(39,408)
Effect on accumulated benefit obligation	$425,076	$(376,103)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Payments net
	of Medicare D	Medicare D
Year	Subsidies	Subsidies
2007	$666	$56
2008	665	55
2009	656	54
2010	640	52
2011	631	49
2012 - 2016	2,899	188
Total	$6,157	$454

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

13. OTHER RETIREMENT BENEFIT PLANS

The Company’s Employee Savings and Investment Plan (the “Plan”) covers all eligible employees and is intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. For the years ended December 31, 2006, January 1, 2006 and January 2, 2005, the Company made matching contributions in an amount equal to 75% of the sum of the participants’ contributions that do not exceed 6% of the participant’s compensation for employees above the position of secondary management, as defined in the Plan. All employee contributions are fully vested. Company contributions are vested at the completion of three years of service or at retirement, death, disability or termination at age 65 or over, as defined by the Plan. Company contributions and administrative expenses for the Plan were $838,000, $866,000 and $972,000 for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

14. INSURANCE RESERVES

At December 31, 2006 and January 1, 2006 insurance reserves of approximately $32,488,000 and $32,097,000, respectively, had been recorded. Insurance reserves at December 31, 2006 and January 1, 2006 included RIC’s reserves for the Company’s insurance liabilities of approximately $6,371,000 and $7,461,000, respectively. Reserves also included accruals related to post employment benefits and postretirement medical and life insurance benefits. While management believes these reserves were adequate, it is reasonably possible that the ultimate liabilities may exceed such estimates.

Classification of the reserves was as follows (in thousands):

	December 31,	January 1,
	2006	2006
Current	$11,462	$9,002
Long-term	21,026	23,095
Total	$32,488	$32,097

Following is a summary of the activity in the insurance reserves for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 (in thousands):

	December 31,	January 1,	January 2,
	2006	2006	2005
Beginning balance	$32,097	$32,435	$30,952
Provision	10,623	11,023	12,621
Payments	(10,232)	(11,361)	(11,138)
Ending balance	$32,488	$32,097	$32,435

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INSURANCE RESERVES (Continued)

The provision for insurance reserves each year was actuarially determined and reflected amounts for the current year as well as revisions in estimates to open reserves for prior years. Payments included amounts paid on open claims for all years.

15. RELATED PARTY TRANSACTIONS

While FICC’s Chairman of the Board was an officer of The Restaurant Company (“TRC”), FICC entered into a sublease for certain land, building and equipment from a subsidiary of TRC. For the years ended December 31, 2006, January 1, 2006 and January 2, 2005, rent expense related to the sublease was approximately $71,000, $70,000 and $69,000, respectively.

The Company purchased certain food products used in the normal course of business from a division of TRC at cost plus a mark-up. For the years ended December 31, 2006, January 1, 2006 and January 2, 2005, purchases were approximately $360,000, $353,000 and $340,000, respectively.

On May 22, 2006, The Ice Cream Company (“TICC”) purchased, at fair market value, certain assets and leasehold rights for three existing Company-operated restaurants located in Lancaster and York, Pennsylvania. At closing, TICC was also granted an exclusive right to develop six new Friendly’s restaurants in Lancaster, Chester and Montgomery counties, Pennsylvania by April 2012. Gross proceeds from this transaction were $1,725,000, of which $90,000 was for initial franchise fees, $90,000 was for development fees and $1,545,000 was for the sale of certain assets and leasehold rights at the three existing restaurants. During the year ended December 31, 2006, the Company recorded $90,000 as franchise fee revenue and recognized a gain of $1,146,000 related to the sale of the assets.

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

TICC purchases from Friendly’s certain food products used in the normal course of its franchise business. During 2006, 2005 and 2004, TICC paid Friendly’s $3,405,000, $2,110,000 and $2,080,000, respectively, for franchise royalty fees, marketing fees, food purchases and miscellaneous other products and services.

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

Treats purchases from Friendly’s certain food products used in the normal course of its franchise business. During 2006, 2005 and 2004, Treats paid Friendly’s $439,000, $428,000 and $422,000, respectively, for franchise royalty fees, marketing fees, food purchases and miscellaneous other products and services.

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

On February 25, 2003, S. Prestley Blake (“Blake”), holder of approximately 12% of the Company’s outstanding common stock, sued Friendly’s and its Chairman in a purported derivative action in Hampden Superior Court, Massachusetts. The suit alleges breach of fiduciary duty and misappropriation of corporate assets in that Friendly’s paid certain expenses relating to a corporate jet and the Chairman’s use of that jet and use of an office in Illinois. The suit seeks to require the Chairman to reimburse Friendly’s and for Friendly’s to pay Blake’s attorneys’ fees. Friendly’s and its Chairman have denied Blake’s allegations and are vigorously defending the lawsuit.

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

On July 26, 2006, director defendants Michael J. Daly, Steven L. Ezzes, and Burton J. Manning, and former director defendant Charles A. Ledsinger, Jr., filed motions to dismiss the claims brought against them for failure to state a claim on the grounds that both the exculpatory provision in the Company’s Restated Articles of Organization and the business judgment rule barred the plaintiff’s claims. On December 20, 2006, the Court granted the directors’ motion and dismissed from the Blake litigation director defendants Michael J. Daly, Steven L. Ezzes, Burton J. Manning and former director defendant Charles A. Ledsinger, Jr. The Court has set a deadline for fact discovery of May 31, 2007, with a trial, if necessary, to begin on January 7, 2008. Friendly’s and its Chairman have denied Blake’s allegations and are vigorously defending the lawsuit.

As of December 31, 2006, the Company had commitments to purchase approximately $111,390,000 of raw materials, food products and supplies used in the normal course of business. The majority of the commitments cover periods of one to 12 months. Most of these commitments are noncancelable.

On February 7, 2007, the Company entered into a 10 year contract to purchase approximately $340,000 in liquid nitrogen annually.

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

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT REPORTING (Continued)

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

Adjusted EBITDA represents net income (loss) from continuing operations before (i) (provision for) benefit from income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) write-downs of property and equipment, (v) net periodic pension cost and (vi) other non-cash items. Adjusted EBITDA is a non-GAAP financial measure. The Company has included information concerning adjusted EBITDA in this Form 10-K because the Company’s management incentive plan pays bonuses based on achieving operating segment adjusted EBITDA targets and the Company believes that such information is used by certain investors as one measure of a company’s historical ability to service debt. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from continuing operations or other traditional indications of the Company’s operating performance.

During the year ended December 31, 2006, the Company stopped the allocation of one financial department to the restaurant segment as it was determined that this department should be reported with general and administrative corporate expenses. Adjusted EBITDA and income (loss) from continuing operations before (provision for) benefit from income taxes have been restated to remove the costs associated with this department of $0.2 million for both years ended January 1, 2006 and January 2, 2005.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT REPORTING (Continued)

	For the Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
			(53 weeks)
	(in thousands)
Revenues:
Restaurant	$395,999	$400,821	$431,763
Foodservice	235,782	238,099	245,484
Franchise	15,401	14,454	13,199
Total	$647,182	$653,374	$690,446
Intersegment revenues:
Restaurant	$—	$—	$—
Foodservice	(115,727)	(122,027)	(132,847)
Franchise.	—	—	—
Total.	$(115,727)	$(122,027)	$(132,847)
External revenues:
Restaurant	$395,999	$400,821	$431,763
Foodservice	120,055	116,072	112,637
Franchise	15,401	14,454	13,199
Total	$531,455	$531,347	$557,599

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT REPORTING (Continued)

	For the Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
			(53 weeks)
	(in thousands)
Adjusted EBITDA:
Restaurant	$37,427	$35,277	$42,318
Foodservice	16,182	11,563	12,983
Franchise	10,314	10,274	9,384
Corporate	(21,471)	(19,609)	(20,186)
Gain on property and equipment, net	3,073	1,610	892
Restructuring expenses	—	—	(2,627)
Gain on litigation settlement	—	—	3,644
Less pension expense (benefit) included in reporting segments	1,555	286	(2,116)
Total	$47,080	$39,401	$44,292
Interest expense, net-Corporate	$20,491	$20,924	$22,295
Other (income) expense	$—	$(130)	$9,235
Depreciation and amortization:
Restaurant	$16,221	$16,845	$15,636
Foodservice	2,882	3,216	3,376
Franchise	325	172	286
Corporate	3,485	3,202	3,294
Total	$22,913	$23,435	$22,592
Other non-cash expenses (income):
Pension expense (benefit)	$1,555	$286	$(2,116)
Pension settlement expense	—	—	2,204
Write-downs of property and equipment.	719	2,478	91
Total.	$2,274	$2,764	$179
Income (loss) from continuing operations before (provision for) benefit from income taxes:
Restaurant	$21,206	$18,432	$26,682
Foodservice	13,300	8,347	9,607
Franchise	9,989	10,102	9,098
Corporate	(45,447)	(43,605)	(55,010)
Gain (loss) on property and equipment, net	2,354	(868)	801
Pension settlement expense	—	—	(2,204)
Restructuring expenses	—	—	(2,627)
Gain on litigation settlement	—	—	3,644
Total	$1,402	$(7,592)	$(10,009)

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT REPORTING (Continued)

	For the Years Ended
	December 31,	January 1,
	2006	2006
	(in thousands)
Capital expenditures, including assets
acquired under capital leases:
Restaurant	$16,068	$14,674
Foodservice	4,306	1,516
Corporate	1,350	968
Total	$21,724	$17,158

	December 31,	January 1,
	2006	2006
	(in thousands)
Total assets:
Restaurant	$119,787	$131,810
Foodservice	40,875	38,609
Franchise	11,827	7,634
Corporate	47,678	40,189
Total	$220,167	$218,242

18. INSURANCE RECOVERY

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

During the year ended December 31, 2006, the Company received insurance recoveries of $1,596,000, of which $1,428,000 was pursuant to the settlement agreement with the Company’s insurance carrier, related to costs and expenses incurred related to the above matter. Additionally, the Company has recorded a receivable for insurance recoveries to the extent defense expenses have been incurred and realization of a related insurance claim is probable. As of December 31, 2006, the receivable for insurance recoveries totaled $170,000.

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

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Quarters Ended
	April 2,	July 2,	October 1,	December 31,
	2006	2006	2006	2006(b)
	(in thousands, except per share amounts)
2006
Revenues	$125,715	$141,490	$141,884	$122,366
Operating income	$984	$9,382	$7,385	$3,808
(Loss) income from continuing operations	$(4,436)	$3,985	$2,003	$(67)
Income (loss) from discontinued operations, net of income tax effect	$2,616	$674	$(32)	$203
Net (loss) income	$(1,820)	$4,659	$1,971	$136
Basic (loss) income per share:
(Loss) income from continuing operations	$(0.56)	$0.50	$0.24	$(0.01)
Income from discontinued operations, net of income tax effect	$0.33	$0.09	$—	$0.03
Net (loss) income	$(0.23)	$0.59	$0.24	$0.02
Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.56)	$0.50	$0.24	$(0.01)
Income from discontinued operations, net of income tax effect	$0.33	$0.08	$—	$0.03
Net (loss) income	$(0.23)	$0.58	$0.24	$0.02
Weighted average shares:
Basic	7,901	7,913	7,925	8,019
Diluted	7,901	8,044	8,044	8,160

	April 3,	July 3,	October 2,	January 1,
	2005	2005	2005	2006(a, b)
	(in thousands, except per share amounts)
2005
Revenues.	$121,663	$145,093	$141,141	$123,450
Operating income (loss)	$1,928	$9,041	$7,718	$(5,485)
(Loss) income from continuing operations	$(2,618)	$2,648	$2,421	$(30,045)
(Loss) income from discontinued operations, net of income tax effect	$(368)	$(131)	$986	$(152)
Net (loss) income	$(2,986)	$2,517	$3,407	$(30,197)
Basic (loss) income per share:
(Loss) income from continuing operations	$(0.34)	$0.34	$0.31	$(3.80)
(Loss) income from discontinued operations, net of income tax effect	$(0.05)	$(0.02)	$0.12	$(0.02)
Net (loss) income	$(0.39)	$0.32	$0.43	$(3.82)
Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.34)	$0.34	$0.31	$(3.80)
(Loss) income from discontinued operations, net of income tax effect	$(0.05)	$(0.02)	$0.12	$(0.02)
Net (loss) income	$(0.39)	$0.32	$0.43	$(3.82)
Weighted average shares:
Basic	7,717	7,753	7,840	7,899
Diluted	7,717	7,893	7,988	7,899

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

(a)           During the fourth quarter of 2005, the Company entered a three-year cumulative loss position and revised its projections of the amount and timing of profitability in future periods. As a result, the Company increased its valuation allowance by approximately $26,729,000 ($22,184,000 to income tax expense and $4,545,000 to stockholders’ deficit) to reduce the carrying value of deferred tax assets to zero (Note 8).

(b)          The fourth quarters in 2006 and 2005 included asset impairment write-downs of $198,000 and $2,190,000, respectively (Note 5).

21. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligation related to the Senior Notes is guaranteed fully and unconditionally by one of FICC’s wholly owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the “Parent Company”), Friendly’s Restaurants Franchise, Inc. (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Restaurant Insurance Corporation, Friendly’s Realty I, LLC, Friendly’s Realty II, LLC and Friendly’s Realty III, LLC (collectively, the “Non-guarantor Subsidiaries”). All of the limited liability companies’ (the “LLCs”) assets were owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs’ assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of December 31, 2006 and January 1, 2006 and for the years ended December 31, 2006 and January 1, 2006 and January 2, 2005 were not presented because management has determined that such information is not material to investors.

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

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Consolidating Balance Sheet
As of December 31, 2006
(in thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$22,057	$798	$2,222	$—	$25,077
Restricted cash	—	—	517	—	517
Accounts receivable, net	9,593	1,842	7,776	(7,776)	11,435
Inventories	17,059	—	—	—	17,059
Assets held for sale	896	—	—	—	896
Deferred income taxes	—	156	—	(156)	—
Prepaid expenses and other current assets	3,181	(2)	9	(61)	3,127
Total current assets	52,786	2,794	10,524	(7,993)	58,111
Deferred income taxes	928	288	—	(288)	928
Property and equipment, net	96,850	—	40,575	—	137,425
Intangibles and deferred costs, net	15,759	—	2,024	—	17,783
Investments in subsidiaries	107	—	—	(107)	—
Other assets	5,005	851	915	(851)	5,920
Total assets	$171,435	$3,933	$54,038	$(9,239)	$220,167
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term obligations	$9,387	$—	$1,493	$(7,776)	$3,104
Accounts payable	22,247	—	—	—	22,247
Accrued expenses	39,926	2,098	1,533	(217)	43,340
Total current liabilities	71,560	2,098	3,026	(7,993)	68,691
Long-term obligations, less current maturities	180,665	—	46,667	—	227,332
Other long-term liabilities	46,106	702	5,371	(1,139)	51,040
Stockholders’ (deficit) equity	(126,896)	1,133	(1,026)	(107)	(126,896)
Total liabilities and stockholders’ (deficit) equity	$171,435	$3,933	$54,038	$(9,239)	$220,167

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Consolidating Statement of Operations
For the Year Ended December 31, 2006
(in thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$519,666	$11,789	$—	$—	$531,455
Costs and expenses:
Cost of sales	200,828	—	—	—	200,828
Labor and benefits	141,148	—	—	—	141,148
Operating expenses and write- downs of property and equipment	111,515	—	(6,766)	—	104,749
General and administrative expenses	38,663	4,621	—	—	43,284
Depreciation and amortization	20,736	—	2,177	—	22,913
Gain on franchise sales of restaurant operations and properties	(3,927)	—	—	—	(3,927)
Loss (gain) on disposals of other property and equipment, net	1,612	—	(711)	—	901
Interest expense, net	16,110	—	4,381	—	20,491
Other income	(334)	—	—	—	(334)
(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(6,685)	7,168	919	—	1,402
Benefit from (provision for) income taxes	3,255	(2,939)	(233)	—	83
(Loss) income from continuing operations	(3,430)	4,229	686	—	1,485
Income from discontinued operations, net of income tax expense	3,461	—	—	—	3,461
Income before equity in net income of consolidated subsidiaries	31	4,229	686	—	4,946
Equity in net income of consolidated subsidiaries	4,915	—	—	(4,915)	—
Net income (loss)	$4,946	$4,229	$686	$(4,915)	$4,946

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006
(in thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$18,887	$18	$3,892	$(1,090)	$21,707
Cash flows from investing activities:
Purchases of property and equipment	(20,805)	—	(865)	—	(21,670)
Proceeds from sales of property and equipment	11,797	—	1,563	—	13,360
Return of investment in subsidiary	1,496	—	—	(1,496)	—
Net cash (used in) provided by investing activities	(7,512)	—	698	(1,496)	(8,310)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	8,000	—	—	—	8,000
Repayments of obligations	(9,476)	—	(2,054)	—	(11,530)
Payments of deferred financing costs	(675)	—	—	—	(675)
Stock options exercised	1,143	—	—	—	1,143
Tax Benefit from exercise of stock options	145	—	—	—	145
Reinsurance payments made from deposits	—	—	(1,090)	1,090	—
Dividends paid	—	—	(1,496)	1,496	—
Net cash used in financing activities	(863)	—	(4,640)	2,586	(2,917)
Net increase (decrease) in cash and cash equivalents	10,512	18	(50)	—	10,480
Cash and cash equivalents, beginning of period	11,546	780	2,271	—	14,597
Cash and cash equivalents, end of period.	$22,058	$798	$2,221	$—	$25,077
Supplemental disclosures:
Interest paid	$15,808	$—	$4,330	$—	$20,138
Income taxes (refunded) paid	(2,727)	2,615	172	—	60
Non-cash dividend paid to parent	8,500	(8,500)	—	—	—
Capital lease obligations incurred	54	—	—	—	54

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Consolidating Balance Sheet
As of January 1, 2006
(in thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,546	$780	$2,271	$—	$14,597
Restricted cash	—	—	2,549	—	2,549
Accounts receivable, net	9,036	1,721	—	—	10,757
Inventories	15,775	—	—	—	15,775
Assets held for sale	933	—	—	—	933
Deferred income taxes	(131)	26	—	105	—
Prepaid expenses and other current assets	7,571	2,565	7,785	(12,877)	5,044
Total current assets	44,730	5,092	12,605	(12,772)	49,655
Deferred income taxes	(276)	381	—	(105)	—
Property and equipment, net	101,004	—	42,510	—	143,514
Intangibles and deferred costs, net	16,808	—	2,255	—	19,063
Investments in subsidiaries	5,188	—	—	(5,188)	—
Other assets	5,095	5,118	915	(5,118)	6,010
Total assets	$172,549	$10,591	$58,285	$(23,183)	$218,242
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term obligations	$9,253	$—	$1,368	$(7,776)	$2,845
Accounts payable	24,968	—	—	—	24,968
Accrued expenses	37,237	4,258	1,825	(4,844)	38,476
Total current liabilities	71,458	4,258	3,193	(12,620)	66,289
Long-term obligations, less current maturities	182,221	—	48,846	—	231,067
Other long-term liabilities	60,708	930	6,461	(5,375)	62,724
Stockholders’ (deficit) equity	(141,838)	5,403	(215)	(5,188)	(141,838)
Total liabilities and stockholders’ (deficit) equity	$172,549	$10,591	$58,285	$(23,183)	$218,242

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Consolidating Statement of Operations
For the Year Ended January 1, 2006
(in thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues.	$520,369	$10,978	$—	$—	$531,347
Costs and expenses:
Cost of sales	205,332	—	—	—	205,332
Labor and benefits	143,973	—	—	—	143,973
Operating expenses and write-downs of property and equipment	115,239	—	(6,952)	—	108,287
General and administrative expenses	34,126	4,620	—	—	38,746
Depreciation and amortization	21,230	—	2,205	—	23,435
Gain on franchise sales of restaurant operations and properties	(2,658)	—	—	—	(2,658)
Loss on disposals of other property and equipment, net	1,030	—	—	—	1,030
Interest expense, net	16,345	—	4,579	—	20,924
Other income	(130)	—	—	—	(130)
(Loss) income before provision for income taxes and equity in net income of consolidated subsidiaries	(14,118)	6,358	168	—	(7,592)
Provision for income taxes	(17,175)	(2,607)	(220)	—	(20,002)
(Loss) income from continuing operations	(31,293)	3,751	(52)	—	(27,594)
(Loss) income from discontinued operations, net of income taxes	(1,517)	—	1,852	—	335
(Loss) income before equity in net income of consolidated subsidiaries	(32,810)	3,751	1,800	—	(27,259)
Equity in net income of consolidated subsidiaries	5,551	—	—	(5,551)	—
Net (loss) income	$(27,259)	$3,751	$1,800	$(5,551)	$(27,259)

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Consolidating Statement of Cash Flows
For the Year Ended January 1, 2006
(in thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$14,482	$(580)	$1,356	$(813)	$14,445
Cash flows from investing activities:
Purchases of property and equipment	(16,902)	—	—	—	(16,902)
Proceeds from sales of property and equipment	5,375	—	2,870	—	8,245
Purchases of marketable securities	(665)	—	—	—	(665)
Proceeds from sales of marketable securities	1,643	—	—	—	1,643
Return of investments in subsidiaries, net	1,367	—	—	(1,367)	—
Net cash (used in) provided by investing activities	(9,182)	—	2,870	(1,367)	(7,679)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	16,250	—	—	—	16,250
Proceeds from issuance of mortgages	1,115	—	8,500	—	9,615
Repayments of obligations	(21,786)	—	(10,261)	—	(32,047)
Payments of deferred financing costs.	(243)	—	(186)	—	(429)
Stock options exercised	1,037	—	—	—	1,037
Reinsurance deposits received	—	—	114	(114)	—
Reinsurance payments made from deposits	—	—	(927)	927	—
Capital contributions	—	—	503	(503)	—
Dividends paid	—	—	(1,870)	1,870	—
Net cash used in financing activities	(3,627)	—	(4,127)	2,180	(5,574)
Net increase (decrease) in cash and cash equivalents	1,673	(580)	99	—	1,192
Cash and cash equivalents, beginning of year	9,873	1,360	2,172	—	13,405
Cash and cash equivalents, end of year.	$11,546	$780	$2,271	$—	$14,597
Supplemental disclosures:
Interest paid	$15,517	$—	$4,652	$—	$20,169
Income taxes (refunded) paid	(2,118)	2,594	215	—	691
Income tax benefit of stock options exercised	450	—	—	—	450
Capital lease obligations incurred	256	—	—	—	256
Capital lease obligations terminated	51	—	—	—	51

ANNUAL REPORT ON FORM 10-K
ITEM 15(c)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2006, JANUARY 1, 2006 and JANUARY 2, 2005
(in thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Year	Expenses	Accounts	Deductions	of Year
2006
Reserve for restructuring costs	$72	$—	$—	$72	$—
Allowance for doubtful accounts— accounts receivable	$758	$522	$30	$—	$1,310
Allowance for doubtful accounts— notes receivable	$263	$—	$48	$263	$48
2005
Reserve for restructuring costs.	$1,078	$—	$—	$1,006	$72
Allowance for doubtful accounts— accounts receivable	$539	$222	$(3)	$—	$758
Allowance for doubtful accounts— notes receivable	$263	$—	$—	$—	$263
2004
Reserve for restructuring costs	$441	$2,627	$—	$1,990	$1,078
Allowance for doubtful accounts— accounts receivable	$696	$88	$(245)	$—	$539
Allowance for doubtful accounts— notes receivable	$313	$—	$—	$50	$263

EXHIBIT INDEX

3.1	Restated Articles of Organization of Friendly Ice Cream Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3(II) to the Company’s current report on Form 8-K filed September 2, 2003, File No. 001-13579).
4.1	Rights Agreement between the Company and The Bank of New York, a Rights Agent (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).
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

10.2

Amendment Number One to Amended and Restated Revolving Credit Agreement dated as of August 1, 2006 (Incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2006, File No. 001-13579).

10.3

Loan Agreement between the Company’s subsidiary, Friendly’s Realty I, LLC and G.E. Capital Franchise Finance Corporation effective as of December 19, 2001 (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 001-13579).

10.4

Loan Agreement between the Company’s subsidiary, Friendly’s Realty II, LLC and G.E. Capital Franchise Finance Corporation effective as of December 19, 2001 (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 001-13579).

10.5

Loan Agreement between the Company’s subsidiary, Friendly’s Realty III, LLC and G.E. Capital Franchise Finance Corporation effective as of December 19, 2001 (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 001-13579).

10.6

Loan Agreement between the Company’s subsidiary, Friendly’s Realty I, LLC and G.E. Capital Franchise Finance Corporation effective as of December 30, 2005. (Incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, File No. 001-13579).

10.7	The Company’s 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).*
10.8

The Company’s 1997 Stock Option Plan (as amended effective March 27, 2000) (Incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 001-13579).*

10.9

The Company’s 1997 Stock Option Plan (as amended effective October 24, 2001) (Incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 001-13579).*

10.10	The Company’s 1997 Restricted Stock Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).*
10.11	The Company’s 2003 Incentive Plan (as amended May 10, 2006) (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Reg. No. 333-135438).*
10.12

Form of 1997 Stock Option Plan Award Agreement for Officers. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, File No. 001-13579).*

10.13

Form of 1997 Stock Option Plan Award Agreement for Directors (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, File No. 001-13579).*

10.14

Form of 2003 Incentive Plan Stock Option Award Agreement for Officers (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, File No. 001-13579).*

10.15	Form of 2003 Incentive Plan Stock Option Award Agreement for Directors.*
10.16

Form of 2003 Incentive Plan Restricted Stock Unit Award Agreement for Directors (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, File No. 001-13579).*

10.17	Key Executive Stock Option Award Agreement between the Company and George M. Condos as of January 8, 2007.*
10.18

The Company’s 2005 Annual Incentive Plan for Corporate Employees (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, File No. 001-13579).*

10.19

The Company’s 2005 Annual Incentive Plan for Corporate and Company Restaurants Group (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, File No. 001-13579).*

10.20	The Company’s 2006 Annual Incentive Plan for Corporate Employees.*
10.21	The Company’s 2006 Annual Incentive Plan for Corporate Officers.*
10.22	The Company’s 2006 Annual Incentive Plan for Officers of the Corporate and Company Restaurants Group.*
10.23	Summary of Board of Directors Compensation.*
10.24

Form of Change of Control Agreement between the Company and each of Messrs. Hoagland, Green, Pastore, Ulrich and Hopkins (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005, File No. 001-13579).*

10.25	Form of Franchise Agreement.
10.26	Form of Franchise Development Agreement.
10.27

Purchase Agreement between Realty Income Corporation as buyer and the Company as seller dated December 13, 2001 (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 001-13579).

10.28

Sublease between SSP Company, Inc. and the Company, as amended, for the Chicopee, Massachusetts Distribution Center (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).

10.29

Domestic Relocation Policy for Executives and Regional Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005, File No. 001-13579).*

10.30

Memorandum of Agreement Between Michael A. Maglioli and Friendly Ice Cream Corporation effective March 25, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13579).*

10.31

Memorandum of Agreement between Lawrence A. Rusinko and the Company effective May 31, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005, File No. 001-13579).*

10.32

Amendment to Memorandum of Agreement between Lawrence A. Rusinko and the Company effective as of September 2, 2005 (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2005).*

10.33

Memorandum of Agreement between Allan J. Okscin and Friendly Ice Cream Corporation effective January 23, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the Commission on January 26, 2006).*

10.34

Memorandum of Agreement between the Company and John L. Cutter effective as of September 28, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2006, File No. 001-13579).*

10.35	Memorandum of Agreement between the Company and George M. Condos as of January 8, 2007.*
21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 001-13579).
23.1	Consent of Ernst & Young LLP.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by George M. Condos.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Paul V. Hoagland.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by George M. Condos and Paul V. Hoagland.

*Management Contract or Compensatory Plan or Arrangement