Form 10-K/A
period 2006-12-31
FRIENDLY ICE CREAM CORP
filed 2007-03-12
CIK 39135

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

Introductory Note:

This Amendment No. 1 to Form 10-K for the year ended December 31, 2006 (“Form 10-K/A”) has been filed by Friendly Ice Cream Corporation (the “Company”) solely to amend Item 8, Financial Statements and Supplementary Data, to correct typographical errors in the Consolidated Statement of Cash Flows included on page F-6 of the Company’s Annual Report on Form 10-K filed on March 6, 2007. The amounts reported in the line item “Contribution to defined benefit pension plan” for each of the years ended January 1, 2006 and January 2, 2005 should have been zero, but inadvertently duplicated the amounts reported in the immediately preceding line item under the “Accrued expenses and other long-term liabilities” for the same periods. This inadvertent duplication also impacted the amounts reported for net cash provided by operating activities, net increase (decrease) in cash and cash equivalents, and cash and cash equivalents, end of year, for the years ended January 1, 2006 and January 2, 2005. The Consolidated Statement of Cash Flows has been revised in this Form 10-K/A to reflect that (1) contribution to defined benefit pension plan was $0 for both years ended January 1, 2006 and January 2, 2005, and not $2,422 and $3,253, respectively, (2) net cash provided by operating activities for the years ended January 1, 2006 and January 2, 2005 was $13,995 and $6,609, respectively, and not $11,573 and $3,356, respectively,(3) net increase (decrease) in cash and cash equivalents for the years ended January 1, 2006 and January 2, 2005 was $1,192 and ($12,226), respectively, and not ($1,230) and ($15,479), respectively, and (4) cash and cash equivalents, end of year for the years ended January 1, 2006 and January 2, 2005 was $14,597 and $13,405, respectively, and not $12,175 and $10,152, respectively. This Form 10-K/A does not amend, modify or update any other information.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friendly Ice Cream Corporation
By:	/s/ PAUL V. HOAGLAND
Name: Paul V. Hoagland
Title: Executive Vice President of Administration and Chief Financial Officer
Date:	March 12, 2007

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

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
			(53 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,946	$(27,259)	$(3,417)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	437	75	495
Depreciation and amortization	22,913	23,435	22,592
Non-cash (income) loss from discontinued operations	(4,359)	(1,560)	639
Write-offs of deferred financing costs	—	—	2,445
Write-downs of property and equipment	719	2,478	91
Deferred income tax (benefit) expense	(928)	17,849	(7,383)
Tax benefit from exercise of stock options	(145)	(450)	(818)
Gain on disposals of property and equipment, net	(2,828)	(1,616)	(1,107)
Pension settlement expense	—	—	2,204
Changes in operating assets and liabilities:
Accounts receivable	(678)	(309)	(64)
Inventories	(1,284)	1,770	(1,876)
Other assets	4,039	(1,428)	(3,000)
Accounts payable	(2,721)	3,432	(939)
Accrued expenses and other long-term liabilities	3,746	(2,422)	(3,253)
Contribution to defined benefit pension plan	(2,150)	—	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,707	13,995	6,609
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,670)	(16,902)	(19,734)
Proceeds from sales of property and equipment	13,360	8,245	6,035
Purchases of marketable securities	—	(665)	(1,130)
Proceeds from sales of marketable securities	—	1,643	152
NET CASH USED IN INVESTING ACTIVITIES	(8,310)	(7,679)	(14,677)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of New Senior Notes	—	—	175,000
Proceeds from borrowings under revolving credit facility	8,000	16,250	26,250
Proceeds from issuance of mortgages	—	9,615	—
Repayments of debt	(10,107)	(30,521)	(199,338)
Payments of deferred financing costs	(675)	(429)	(6,650)
Repayments of capital lease and finance obligations	(1,423)	(1,526)	(1,216)
Stock options exercised	1,143	1,037	978
Tax benefit from exercise of stock options	145	450	818
NET CASH USED IN FINANCING ACTIVITIES	(2,917)	(5,124)	(4,158)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,480	1,192	(12,226)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.	14,597	13,405	25,631
CASH AND CASH EQUIVALENTS, END OF YEAR.	$25,077	$14,597	$13,405
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$20,138	$20,169	$21,953
Income taxes	60	691	70
Capital lease obligations incurred	54	256	3,445
Capital lease obligations terminated	—	51	—

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
10.12

Form of 1997 Stock Option Plan Award Agreement for Officers. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, File No. 001-13579).*

10.13

Form of 1997 Stock Option Plan Award Agreement for Directors (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, File No. 001-13579).*

10.14

Form of 2003 Incentive Plan Stock Option Award Agreement for Officers (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, File No. 001-13579).*

10.15

Form of 2003 Incentive Plan Stock Option Award Agreement for Directors (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-13579).*

10.16

Form of 2003 Incentive Plan Restricted Stock Unit Award Agreement for Directors (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, File No. 001-13579).*

10.17

Key Executive Stock Option Award Agreement between the Company and George M. Condos as of January 8, 2007 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-13579).*

10.18

The Company’s 2005 Annual Incentive Plan for Corporate Employees (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, File No. 001-13579).*

10.19

The Company’s 2005 Annual Incentive Plan for Corporate and Company Restaurants Group (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, File No. 001-13579).*

10.20

The Company’s 2006 Annual Incentive Plan for Corporate Employees (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-13579).*

10.21

The Company’s 2006 Annual Incentive Plan for Corporate Officers (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-13579).*

10.22

The Company’s 2006 Annual Incentive Plan for Officers of the Corporate and Company Restaurants Group (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-13579).*

10.23	Summary of Board of Directors Compensation (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-13579).*
10.24

Form of Change of Control Agreement between the Company and each of Messrs. Hoagland, Green, Pastore, Ulrich and Hopkins (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005, File No. 001-13579).*

10.25	Form of Franchise Agreement (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-13579).

10.26	Form of Franchise Development Agreement (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-13579).
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

10.29

Domestic Relocation Policy for Executives and Regional Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005, File No. 001-13579).*

10.30

Memorandum of Agreement Between Michael A. Maglioli and Friendly Ice Cream Corporation effective March 25, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13579).*

10.31

Memorandum of Agreement between Lawrence A. Rusinko and the Company effective May 31, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005, File No. 001-13579).*

10.32

Amendment to Memorandum of Agreement between Lawrence A. Rusinko and the Company effective as of September 2, 2005 (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2005).*

10.33

Memorandum of Agreement between Allan J. Okscin and Friendly Ice Cream Corporation effective January 23, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the Commission on January 26, 2006).*

10.34

Memorandum of Agreement between the Company and John L. Cutter effective as of September 28, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2006, File No. 001-13579).*

10.35

Memorandum of Agreement between the Company and George M. Condos as of January 8, 2007. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-13579).*

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, File No. 001-13579).
23.1	Consent of Ernst & Young LLP. (Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-13579).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by George M. Condos.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Paul V. Hoagland.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by George M. Condos and Paul V. Hoagland.

*Management Contract or Compensatory Plan or Arrangement