Form 10-K/A
period 2006-12-31
FRIENDLY ICE CREAM CORP
filed 2007-04-30
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Friendly Ice Cream Corporation is filing this Amendment No. 2 (“Amendment No. 2”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”), on March 6, 2007, as amended by our Form 10-K/A filed with the SEC on March 12, 2007 (collectively, the “Original Report”), in order to add certain information required by the following items of Form 10-K:

Item	Description
ITEM 10.	Directors, Executive Officers and Corporate Governance
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions and Director Independence
ITEM 14.	Principal Accounting Fees and Services

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such items in their entirety and replacing them with the information provided below under the respective headings. In addition, the cover page and the list of exhibits of the Original Report have been updated and amended. Amendment No. 2 does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amendment No. 2 the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment No. 2, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amendment No. 2, this Amendment No. 2 continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 2 should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

All references to the “Company”, “Friendly’s”, “we”, “us”, or “our” mean Friendly Ice Cream Corporation.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of our directors, their ages as of March 15, 2007, their committee membership and certain biographical information are set forth below:

Name	Age	Position with Company	Director Since	Year Term Expires, and Class of Director
Michael J.	65	Director	1997	2007
Daly(1)(2)				Class I
Burton J.	75	Director	1997	2007
Manning(2)				Class I
Steven L. Ezzes(1)	60	Director	1995	2008
				Class II
Perry D. Odak(1)	61	Director	2005	2008
				Class II
Donald L. Smith	66	Chairman of the Board	1988	2009
				Class III
George M. Condos	52	Director, President and Chief Executive Officer	2007	2009
				Class III

(1)          Member of the Audit Committee

(2)          Member of the Compensation Committee

Michael J. Daly, currently retired, served as President and Chief Executive Officer of Baystate Health Systems, an operator of health care facilities and services, from December 1981 until December 2003. He held the position of Vice Chairman of Baystate Health Systems through December 2005.

Burton J. Manning has been the Chairman Emeritus of J. Walter Thompson, Inc., an international advertising agency, since January 1998. From 1987 to March 1997, Mr. Manning was Chairman and Chief Executive Officer of J. Walter Thompson Co. From January 1998 to the present, he has been a principal of Brookbound, Inc., a strategic and marketing consultancy. In addition to his service on our Board of Directors, Mr. Manning serves on the board of directors of Greenfield Online, a provider of Internet survey solutions to the global marketing research industry, and a number of privately-held companies.

Steven L. Ezzes has been the Managing Director of The Airlie Group, a private investment company, since July 2004. Prior to joining The Airlie Group, Mr. Ezzes was a Managing Director of K2 Advisors LLC, a private investment company, from March 2002 to June 2004. From September 1999 to March 2002, Mr. Ezzes was a Managing Director of Thomas H. Lee Capital, LLC, a private investment company.

Perry D. Odak served as President and Chief Executive Officer of Wild Oats Markets, Inc., an organic, specialty and natural food market chain, from March 2001 until October 2006. From January 1997 to January 2001, Mr. Odak was Chief Executive Officer and President of Ben & Jerry’s Homemade, Inc., a manufacturer of premium ice cream products.

Donald L. Smith has been Chairman of our Board of Directors since September 1988. He served as our Chief Executive Officer from September 1988 to February 2003, and our President from September 1988 to December 1998. From September 2006 through the beginning of January 2007, Mr. Smith was responsible for oversight of our operations while we were searching for a new President and

Chief Executive Officer following the resignation of John Cutter, our former President and Chief Executive Officer. From 1986 to 2005, Mr. Smith served as Chairman of the Board and Chief Executive Officer of The Restaurant Company (“TRC”), which owns and franchises a chain of mid-scale restaurants under the name Perkins Restaurant and Bakery. He also served as TRC’s Chief Operating Officer from 1998 to March 2004.

George M. Condos was appointed as our President and Chief Executive Officer and a director on January 8, 2007. Mr. Condos has 30 years of experience in the restaurant and hospitality industry. Most recently, he served as Brand Officer for Dunkin Donuts from June 2003 to July 2006. Dunkin Donuts is owned by Dunkin Brands, which also owns Baskin-Robbins ice cream and Togos sandwich shops. As Brand Officer, Mr. Condos was directly responsible for leading and executing brand strategy for more than 4,850 franchised stores in the United States generating $4.3 billion in sales. Prior to that, from 1987 through June 2003, Mr. Condos served in various roles for U.S. and international operations for Allied Domecq QSR (the former parent company for Dunkin Donuts, Baskin-Robbins and Togos), including vice president of Retail Brand Operations from 2001 to 2003 and vice president of Marketing, Development and Operations from 1994 to 2001. Prior to his tenure at Allied Domecq, Mr. Condos held various operational and managerial positions for International Dairy Queen.

Executive Officers

Certain information required by this Item 10 relating to our executive officers is set forth under the heading “Executive Officers of the Registrant” following Item 4 of Part I of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers, directors and any persons holding more than ten percent (10%) of our Common Stock to report their initial ownership of our Common Stock and any subsequent changes in that ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and persons holding more than 10% of our Common Stock are required by SEC rules and regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us and certain written representations made by directors and executive officers that no other reports were required during the last fiscal year, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with during fiscal 2006.

Code of Ethics

We have adopted a code of ethics that applies to our President and Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. A copy of the code of ethics is posted on, and may be obtained free of charged from our Internet website at http://www.friendlys.com. We intend to satisfy the disclosure requirement under Item 5.05 of Current Report of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address specified above.

Audit Committee

Our Board of Directors has appointed an Audit Committee of the Board of Directors, comprised of Mr. Steven L. Ezzes, as Chairman, Mr. Michael J. Daly and Mr. Perry D. Odak. Each member of the Audit Committee is “independent”, as such term is defined under the applicable listing standards of the American Stock Exchange and as required under Section 10A(m)(3) of the Exchange Act. In addition, our Board of Directors has determined that Mr. Ezzes qualifies as an “Audit Committee Financial Expert”, as defined in Item 407(d)(5) of Regulation S-K.

Item 11.                 EXECUTIVE COMPENSATION

COMPENSATION DISCLOSURE AND ANALYSIS

Overview of Compensation Program

The Compensation Committee of our Board of Directors (the “Compensation Committee”) has the responsibility for establishing, implementing and monitoring our executive compensation programs. The Compensation Committee is responsible for ensuring that the total compensation paid to our executives is competitive, reasonable, fair and adheres to our compensation philosophy and objectives.

The individuals who served as our President and Chief Executive Officer (or person performing similar functions) and our Chief Financial Officer during fiscal 2006, as well as the other individuals included in the Summary Compensation Table below are referred to herein as the “Named Executive Officers.”

Compensation Philosophy and Objectives

Our Compensation Committee is committed to implementing executive compensation programs that support Friendly’s mission—to grow revenues and earnings by building on and reinforcing the Friendly’s brand. Our executive compensation programs are intended to accomplish the following objectives:

•       Strengthen the relationship between pay and performance by emphasizing variable, at-risk compensation that is dependent on the achievement of corporate, business unit and individual performance goals.

•       Align executives’ interests with those of shareholders by rewarding the achievement of specific annual and long-term strategic goals, with the ultimate objective of improving shareholder value.

•       Attract, retain and motivate qualified, capable executives capable of creating shareholder value.

•       Generally mirror those compensation programs offered by comparable organizations within the restaurant industry, and, for those manufacturing and retail positions which are not confined to the restaurant industry, comparably-sized organizations in the broader manufacturing and retail industry generally.

The above policies guide our Compensation Committee in assessing and evaluating the appropriate allocation between current cash compensation, annual bonus compensation and long-term compensation. The Compensation Committee also considers our business objectives, fiduciary and corporate responsibilities, competitive practices and trends, and regulatory requirements.

Role of Executive Officers and Consultants in Compensation Decisions

The Compensation Committee makes all compensation decisions, including modifications thereto, for the Named Executive Officers. The Compensation Committee consists solely of independent directors as determined in accordance with American Stock Exchange, Securities Exchange Commission and Internal Revenue Code rules. The Compensation Committee operates under a written charter adopted by our Board of Directors. A copy of the charter is available on our Investor Relations portion of our website located at http://www.friendlys.com.

In making compensation decisions, the Compensation Committee consults with our President and Chief Executive Officer and our Vice President of Human Resources. In addition, the Compensation Committee consults with Hewitt Associates (“Hewitt”), an independent global human resources consulting firm, to assist in designing compensation programs to accomplish our objectives. Hewitt has not provided and has not received any compensation for any services to us other than with respect to executive and director compensation services provided to Compensation Committee.

As part of its compensation consulting services, Hewitt provides the Compensation Committee with an analysis of executive compensation at a peer group of publicly-traded restaurant companies (collectively, the “Compensation Peer Group”). The Compensation Peer Group, which is periodically reviewed and updated by the Compensation Committee, consists of the following companies against which the Compensation Committee believes we compete for executive-level talent:

Applebees International	Bob Evans Farms
Brinker International	California Pizza Kitchen
CBRL Group	Cheesecake Factory
CKE Restaurants	Darden Restaurants
Denny’s Corp	IHOP Corp
Landry’s Restaurants	Lone Star Steakhouse Saloon
Luby’s Inc.	O’Charley’s Inc.
Outback Steakhouse	Panera Bread Company
Papa Johns International	Rare Hospitality International
Red Robin Gourmet Burgers	The Restaurant Company (Perkins)
Ruby Tuesday	Ryan’s Restaurant Group
Steak & Shake	Vicorp Restaurants

Hewitt also provides the Compensation Committee with relevant market data and analysis of various compensation structures for consideration when making compensation decisions for the Named Executive Officers.

Setting Executive Compensation

Based on the foregoing philosophy and objectives, the Compensation Committee has designed our annual and long-term cash and non-cash compensation programs to motivate and reward executives for achieving business goals.

We compete with many larger companies for top executive-level talent. As such, our Compensation Committee generally sets total compensation for the Named Executive Officers competitive with total compensation paid to similarly situated executives of the companies comprising the Compensation Peer Group. Variations to this objective may occur depending on the experience level of the individual and market factors.

The elements of executive compensation, as described in further detail below, typically include base salary, annual cash bonuses under our annual incentive plan, long-term incentives, retirement and other benefits, and perquisites.

Base salary for our executives is reviewed and set annually. The Compensation Committee also annually reviews the results from the prior year to determine whether prior year corporate, business unit and individual performance goals have been achieved and the amount of performance-based compensation, if any, for each Named Executive Officer. In addition, on an annual basis, the Compensation Committee reviews and approves the proposed corporate, business unit and individual performance goals and the annual incentive plan and long-term incentive plan for such fiscal year.

The Compensation Committee’s policy for allocating between current and long-term compensation is to ensure adequate base compensation to attract and retain qualified personnel, while providing incentives to maximize long-term value for Friendly’s and our shareholders. We provide current compensation in the form of (i) base salary to provide fixed compensation based on competitive market practice and to reward performance on an annual basis and (ii) cash bonus compensation under our annual incentive plan to reward superior performance against specific short-term goals. We also provide long-term compensation through the award of stock options, restricted stock units and other performance-based awards to reward superior performance against specific objectives and long-term strategic goals.

In setting compensation policies and making compensation decisions, the Compensation Committee develops and reviews financial and other corporate and business unit performance measures to help ensure that compensation to our executives reflects the success of Friendly’s or, in some cases, the respective business unit, the performance of the executive, and the value provided to our shareholders. Target results are generally developed through our annual financial planning process, where our future operating environment and projected results are discussed.

For purposes of setting our performance-based compensation, the primary factors considered by the Compensation Committee includes our adjusted EBITDA (historically defined as net income (loss) from continuing operations before (i) income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) write-downs of property and equipment, (v) net periodic pension cost and (vi) other non-cash items) (referred to herein as “EBITDA”), as approved in our operating plan, and the achievement of other corporate, business unit and individual goals. The Compensation Committee believes that the performance measures established are good measures in assessing how well we are performing from a financial standpoint.

In making its compensation decisions, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), which provides that we may not deduct compensation of more than $1 million that is paid to our President and Chief Executive Officer and the other Named Executive Officers. We believe that compensation paid under our incentive plan is generally fully deductible for federal income tax purposes. However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for our executive officers.

The Compensation Committee also considers tax rules applicable to non-qualified deferred compensation arrangements. In 2004, the American Jobs Creation Act of 2004 was signed into a law, effective as of January 1, 2005. This law amended the Code to provide that non-qualified deferred compensation arrangements and other types of compensatory plans must satisfy certain statutory requirements. If such non-qualified deferred compensation plans and arrangements do not satisfy these new rules, then the affected employee is subject to an additional twenty percent (20%) tax on the non-qualified deferred compensation that does not satisfy the statutory requirements. While the final regulations have not become effective yet, we believe we are operating in good faith compliance with the statutory provisions as well as subsequent interpretative guidance issued by the Internal Revenue Service.

Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for the Named Executive Officers were:

•       Base salary;

•       Annual incentive compensation;

•       Long-term incentive compensation;

•       Retirement and other benefits; and

•       Perquisites and other personal benefits.

Base Salaries

The Compensation Committee annually reviews each Named Executive Officer’s base salary. Base salaries are targeted to be competitive with similarly situated executives at the Compensation Peer Group with adjustments above or below market to recognize varying levels of responsibility, prior experience, breadth of knowledge and internal equity issues. In addition, each year the Compensation Committee determines whether to make a merit increase to base salaries based on its review of the performance of Friendly’s and the individual. The Compensation Committee determined that no merit increases would be awarded for fiscal year 2006. Based on the foregoing, the base salary of John L. Cutter, our former President and Chief Executive Officer, was $390,240 in fiscal 2006. Mr. Cutter resigned from Friendly’s on September 28, 2006.

Annual Incentives

Each year the Compensation Committee annually approves an annual incentive plan (“AIP Plan”) that is designed to provide a variable pay opportunity to executives and employees based on the Company’s and the individual’s performance. Under the AIP Plan, the Compensation Committee establishes financial objectives for the Company. The financial objectives are based upon our achievement of specified levels of earnings as measured by EBITDA. These EBITDA goals are considered achievable but require above-average performance. In setting individual objectives, the Named Executive Officers, other than the President and Chief Executive Officer, develop and propose individual objectives based upon corporate and other business unit objectives and present these goals to the President and Chief Executive Officer. The President and Chief Executive Officer reviews and finalizes these individual objectives. The President and Chief Executive Officer establishes his own individual and business objectives, submits those objectives to the Compensation Committee, and the Compensation Committee determines whether to approve or modify such objectives. The Compensation Committee retains the authority to modify, at its discretion, the financial and individual objectives.

In determining whether to pay bonuses under the AIP Plan, for all Named Executive Officers other than the Senior Vice President of Restaurant Operations, the Compensation Committee weighs achievement of Company’s EBITDA targets fifty percent (50%) and achievement of individual objectives for the remaining fifty percent (50%). The bonus for the Senior Vice President of Restaurant Operations under the AIP Plan is based upon fifty percent (50%) weighting for the achievement of our EBITDA targets, twenty-five percent (25%) weighted to the EBITDA of our restaurant segment, and the remaining twenty-five percent (25%) weighted for achievement of personal objectives.

During fiscal 2006, the target award for each of the officers named below was based on a percentage (ranging from 35% to 50%) of each officer’s base salary. In fiscal 2006, Mr. Cutter’s target award was 100% of his base salary. Maximum awards for superior performance were capped at 150% of target awards. The Named Executive Officers earned cash bonuses in fiscal 2006 by surpassing the EBITDA threshold for 2006 pursuant to the terms of the AIP Plan. The table below sets forth the cash bonuses awarded under our AIP Plan for fiscal 2006 to each of the officers listed below:

Name	Cash Bonus Amount
John Cutter	$399,115
Paul Hoagland	$183,568
Gregory Pastore	$71,960
Kenneth Green	$124,463
Garrett Ulrich	$87,498

Long-Term Incentives

Each year the Compensation Committee reviews and approves long-term incentive plans for each Named Executive Officer, pursuant to which awards may be made to such executives under our 1997 Stock Option Plan and 2003 Incentive Plan. The primary forms of long-term incentives consist of stock options, restricted stock units and other performance-based awards.

Long-Term Incentive Plan.   Pursuant to a long-term incentive plan approved under our 2003 Incentive Plan, the Compensation Committee established target EBITDA levels for the Company for fiscal 2006 and target awards for each Named Executive Officer based on a percentage (ranging from 50% to 100%) of each such officer’s base salary. The actual awards for each officer are payable in shares of restricted stock (representing approximately two-thirds of the value of the target award) and stock options to purchase shares of Common Stock (representing approximately one-third of the value of the target award).

On March 21, 2006, pursuant to the long-term incentive plan for fiscal 2006, we issued options to purchase 51,220, 24,109, 10,122, 11,668 and 11,717 shares of Common Stock, with an exercise price of $8.10 per share (the closing price of our Common Stock as reported on the American Stock Exchange on March 21, 2006), to each of Messrs. Cutter, Hoagland, Pastore, Green, and Ulrich, respectively. The terms of these stock options are described below under the heading “Long-Term Incentives-Stock Options.”

The long-term incentive plan for fiscal 2006 also provided that, if we met or exceeded a threshold EBITDA for fiscal 2006, then the Named Executive Officer would receive an award payable in shares of our Common Stock. The award value was determined based on our actual EBITDA for fiscal 2006 compared to the EBITDA objective for fiscal 2006 and the percentage (ranging from 50% to 150%) of the officer’s target award applicable to those results (the “2006 Award Value”).

On February 28, 2007 the Compensation Committee determined that we exceeded the threshold EBITDA for fiscal 2006, and awarded shares of restricted Common Stock under our 2003 Incentive Plan to each of the Named Executive Officers listed in the table below. The number of shares of restricted Common Stock issued to each such officer was determined by dividing the officer’s 2006 Award Value by 90% of the closing price of our Common Stock on the date of grant as reported on the American Stock Exchange. 25% of the shares of restricted Common Stock issued to each officer were fully vested upon issuance. The remaining 75% of the shares of restricted Common Stock vest in three equal annual installments following issuance if the officer remains employed by us. The unvested shares will also fully vest upon a change in control, as provided in the 2003 Incentive Plan.

The following table sets forth for each Named Executive Officer listed below the 2006 Award Value and the number of shares of restricted Common Stock the officer received under the long-term incentive plan for fiscal 2006.

Name	Award Value	Number of Shares
Paul Hoagland	$188,664	17,469
Gregory Pastore	$79,207	7,334
Kenneth Green	$91,304	8,454
Garrett Ulrich	$91,690	8,490

Mr. Cutter’s target award for fiscal 2006 was $348,534. Mr. Cutter did not receive any shares of restricted Common Stock under the long-term incentive plan for fiscal 2006, however, because he resigned prior to the end of the fiscal year.

Stock Options.   Stock options are issued under our 1997 Stock Option Plan and the 2003 Incentive Plan. In general, stock options are granted to the Named Executive Officers and other executives participating in our long-term incentive plan, two business days after the filing of our Annual Report on Form 10-K for the prior year. The number of stock options awarded under the long-term incentive plan is calculated by dividing approximately one-third of the officer’s target award by 40% of the closing price of our Common Stock on the date of grant, as reported by the American Stock Exchange (or such other exchange on which our Common Stock is traded). In addition to stock options granted under the long-term incentive plan, stock options are occasionally issued to newly hired executive officers on the date of hire. Stock options are granted at the closing price of the Common Stock on the date of grant.

In fiscal 2006, stock options were awarded to the Named Executive Officers pursuant to the long-term incentive plan. All of the stock options awarded in 2006 are subject to a three-year vesting schedule and a five-year term, subject to the officer’s continued employment with us. In addition, all awards under our stock option plans contain provisions providing that the stock options will become fully vested and exercisable upon a change in control of the Company. In general terms, a change in control may occur when:

•       third parties acquire 35% or more of our voting stock, with certain exceptions, and existing senior management and certain existing shareholders collectively own less voting stock than such third parties and no longer have the ability to elect a majority of the Board of Directors;

•       individuals currently on the Board of Directors cease to constitute a majority of the Board of Directors, unless a majority of the existing Board of Directors approves such new directors; or

•       a reorganization, merger, consolidation, liquidation, dissolution or sale of substantially all of our assets occurs.

Long-Term Cumulative Net Income Plan.   We have established a long-term cumulative net income plan under the 2003 Incentive Plan for certain executives, including the Named Executive Officers. Under this plan, the Compensation Committee sets annual target awards for participating executives. The annual target is based on our cumulative net income (calculated in accordance with generally accepted accounting principles) over a three year performance period. The target award for each Named Executive Officer is based on a percentage (ranging from 30% to 100%) of each officer’s base salary. Actual awards are determined after the end of the three-year performance period. If our actual cumulative net income falls below certain minimum thresholds, no payouts are made. If our actual cumulative net income meets or exceeds certain minimum thresholds, then the officer would be entitled to receive an award ranging from 0% to 100% of the officer’s target award applicable to those results. We have the discretion to settle the awards in cash or stock, though our policy has been to settle in cash only. We did not achieve the targeted cumulative net income for the 2004-2006 performance period. Therefore, no payments or awards were made to Named Executive Officers under this plan.

Retirement and Other Benefits

As a result of discrimination requirements imposed on defined contribution plans, such as our 401(k) Plan under the Internal Revenue Code, we determined that our Named Executive Officers are not eligible to participate in our 401(k) Plan. Instead, we provide each Named Executive Officer who has completed one (1) year of service with us with additional compensation equal to seven percent (7%) of his salary on a fully taxable basis. This seven percent (7%) is intended to replace both the ability to participate on a pre-tax basis in our 401(k) Plan as well as receive our matching contribution.

As described more fully below under “Pension Benefits,” certain of the Named Executive Officers are entitled to a benefit under our Cash Balance Pension Plan due to their service with us prior to January 1, 2004. Benefits under the Cash Balance Pension Plan are generally determined based on the value in their respective notional cash balance accounts under the such plan. Effective January 1, 2004, the Cash Balance Pension Plan was frozen and no additional accruals are being made under such plan. Interest is credited to the cash balance account each year. The Cash Balance Pension Plan provides for an election to receive benefits in an actuarially determined lump sum. Benefits accrued under the Cash Balance Pension Plan are payable upon retirement at age 65 in the form of a straight life annuity.

Perquisites

We provide our Named Executive Officers with perquisites and other benefits that we believe to be reasonable and necessary to attract and retain employees in critical management positions. The Named Executive Officers are provided with a car allowance, financial planning services, reimbursement for travel expenses by spouses to our 2006 franchisee conference, life insurance premiums and, in the case of Mr. Cutter only, country club dues as well as payment of the taxes related to these benefits. These benefits are described below in the “Perquisites Table”.

Chief Executive Officer Employment Agreement

On January 8, 2007, we hired Mr. George M. Condos as our new President and Chief Executive Officer.

Our employment agreement with Mr. Condos provides that he will receive an annual base salary equal to $475,000 for 2007. As a material inducement to his employment, on January 8, 2007, we granted Mr. Condos options to purchase an aggregate of 75,000 shares of our Common Stock, at an exercise price of $11.80 per share. The exercise price is equal to the closing price of our Common Stock on the American Stock Exchange on January 8, 2007. The stock options, which vest in three equal annual installments, were granted outside of any of our equity incentive plans or shares reserved for issuance under any such equity incentive plans, pursuant to an exemption from stockholder approval as provided for in the rules of the American Stock Exchange Company Guide. The stock options expire five years after the date of grant.

In addition to his base salary and the stock options he received, Mr. Condos will participate in our AIP Plan and long-term incentive plan for executive officers. Under the AIP Plan, Mr. Condos will be eligible to receive a bonus targeted at 75% of his base salary (“bonus target”). Mr. Condos may receive up to a maximum of 150% of his bonus target if certain levels of EBITDA are achieved and he is employed at the time of payout expected in the first quarter of 2008. A minimum bonus of $267,188 is guaranteed for fiscal 2007. Under the long-term incentive plan, Mr. Condos will be eligible to receive an initial award based on 100% of his base salary, one-third of which was paid on March 8, 2007 in stock options to purchase 27,026 shares of our common stock at an exercise price of $14.50 per share, and the remaining two-thirds of which will be paid in restricted stock based upon the achievement of specified EBITDA targets for fiscal 2007 established by the Compensation Committee. The stock options and restricted stock would vest 25% in 2008 and the remaining 75% in three equal annual installments therefrom.

In connection with Mr. Condos’ employment, we entered into a separation agreement which provides that if we terminated Mr. Condos for any reason other than cause (as defined in his separation agreement), we will pay Mr. Condos salary continuation payments in an amount equal to his annualized base salary for a period of one year. Additional benefits include participation in our other benefit plans (including group medical, dental, health and dependent care spending accounts), an allowance of $2,500 per month for fiscal 2007 in lieu of relocation payments, financial planning services, and the use of an automobile leased by us.

Mr. Condos also received a change of control agreement, the terms of which are described below under the heading “Change in Control Agreements”.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K under the Exchange Act with management and, on the basis of these reviews and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.

THE COMPENSATION COMMITTEE:
Michael J. Daly
Perry D. Odak
Burton J. Manning

SUMMARY COMPENSATION TABLE

The Summary Compensation Table below sets forth the total compensation paid or earned for the fiscal year ended December 31, 2006 for: (i) each individual serving as our Chief Executive Officer or acting in a similar capacity during any part of fiscal 2006; (ii) our Chief Financial Officer during fiscal 2006; and (iii) each of the other three most highly compensated executive officers who were serving as executive officers as of the end of fiscal 2006 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Donald N. Smith Interim Principal Executive Officer(1)	2006	—	—	21,308	10,399	—	—	53,885	851,432
John L. Cutter Former President and Chief Executive Officer	2006	390,240	—	—	6,846	399,115	1,346	56,360	853,907
Paul V. Hoagland Executive Vice President of Administration, Chief Financial Officer and Asst. Clerk	2006	349,800	—	—	47,760	183,568	292	47,456	628,876
Kenneth D. Green Senior Vice President, Company Restaurant Operations	2006	237,090	—	—	21,656	124,463	—	37,078	420,287
Gregory A. Pastore Vice President, General Counsel and Clerk	2006	205,600	—	—	20,052	71,960	—	34,882	332,494
Garrett J. Ulrich Vice President, Human Resources	2006	238,000	—	—	23,211	87,498	383	37,786	386,878

(1)                 Mr. Smith, our Chairman of the Board of Directors, served as our interim principal executive officer following Mr. Cutter’s resignation and did not earn or receive any payment for his services in that capacity. The amounts listed for Mr. Smith reflect his compensation for service as one of our directors. For a more detailed description of Mr. Smith’s director compensation, please see “Director Compensation in Fiscal 2006” below.

(2)                 Amounts earned under the 2006 annual incentive plan are included in the Non-Equity Incentive Plan Compensation column.

(3)                 Stock awards consist only of restricted stock units. Amounts shown do not reflect compensation actually received by the Named Executive Officer. Instead, the amounts shown are the compensation costs we recognized in fiscal year 2006 for restricted stock units as determined pursuant to FAS 123R. The assumptions used to calculate the value of restricted stock units are set forth under Note 3, “Stock-Based Compensation” in the notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

(4)                 Amounts shown do not reflect compensation received by the Named Executive Officers. Instead, the amounts shown are the compensation costs we recognized in fiscal year 2006 for option awards as determined pursuant to FAS 123R. The assumptions used to calculate the value of option awards are set forth under Note 3, “Stock-Based Compensation” in the notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

PERQUISITES

Name	Perquisites ($)	Tax Reimbursements ($)(1)	7% Company Match in Lieu of 401(k) ($)(2)	Car Allowance ($)(3)	Financial Services ($)(4)	Country Club Membership ($)(5)	Insurance Premiums ($)(6)	Reimbursement for Spousal Travel ($)(7)	Severance Payments/ Accruals ($)(8)	Change in Control Payments /Accruals ($)
Donald N. Smith	—	—	—	—	—	—	—	—	—	—
John L. Cutter	48,096	5,789	27,311	9,600	5,891	2,265	2,639	390	183,740	—
Paul V. Hoagland	43,035	4,421	24,486	9,600	5,852	—	2,610	487	—	—
Kenneth D. Green	29,230	7,848	16,590	—	10,747	—	1,581	312	—	—
Gregory A. Pastore	30,520	4,363	14,392	9,600	5,828	—	301	399	—	—
Garrett J. Ulrich	33,289	4,498	16,660	9,600	5,910	—	556	562	—	—

(1)                 We pay the federal and state income taxes that arise from our payment to each Named Executive Officer for financial services, country club membership and reimbursement for travel expenses incurred as result of spouse travel to attend our annual company conference.

(2)                 In lieu of participation in our 401(k) plan, we pay each of the Named Executive Officers additional compensation equal to 7% of their base salaries. See “Compensation Discussion and Analysis—Retirement and Other Benefits” above.

(3)                 We pay each Named Executive Officer, other than Mr. Green, an annual car allowance. Mr. Green is entitled to the use of a company car.

(4)                 We pay for financial services provided to each Named Executive Officer by the Ayco Company.

(5)                 We paid annual country club dues for Mr. Cutter in 2006.

(6)                 We pay the annual premiums for a variable life insurance policy owned by each of the Named Executive Officers (other than Mr. Pastore) that permits each of them to name the beneficiary. Mr. Pastore receives additional group term life coverage beyond tax code limits ($50,000) that results in imputed income to him.

(7)                 We paid for the travel expenses for spouses of the Named Executive Officers to attend our 2006 franchisee conference.

(8)                 Mr. Cutter’s severance payments represent salary continuation in the amount of $130,050, accrued vacation pay of $30,012, reimbursement for COBRA premiums of $2,475, additional compensation in lieu of participation in the 401(k) Plan of $11,204 and out-placement services of $10,000.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding each grant of plan-based awards made to the Named Executive Officers during fiscal 2006

	Grant Date of Equity Based	Estimated Future Payouts Under Non- Equity Incentive Plan	Estimated Future Payouts Under Equity Annual Incentive Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Awards	Target ($)(4)	Threshold ($)	Target ($)	Maximum ($)	Units (#)(1)	Options (#)(2)	Awards ($/Sh))	Awards ($)(3)
Donald N. Smith	11/1/06	—	—	—	—	6,000	4,000	10.61	83,077
John L. Cutter	3/21/06	—	—	—	—	—	51,220	8.10	195,609
John L. Cutter	8/2/06	—	174,267	348,534	522,801	—	—	—
Paul V. Hoagland	3/21/06	—	—	—	—	—	24,109	8.10	92,073
Paul V. Hoagland	8/2/06	—	82,028	164,056	246,084	—	—	—
Paul V. Hoagland		183,568	—	—	—	—	—	—
Kenneth D. Green	3/21/06	—	—	—	—	—	11,668	8.10	44,561
Kenneth D. Green	8/2/06	—	39,698	79,395	119,093	—	—	—
Kenneth D. Green		124,463	—	—	—	—	—	—
Gregory A. Pastore	3/21/06	—	—	—	—	—	10,122	8.10	38,656
Gregory A. Pastore	8/2/06	—	34,438	68,876	103,314	—	—	—
Gregory A. Pastore		71,960	—	—	—	—	—	—
Garrett J. Ulrich	3/21/06	—	—	—	—	—	11,717	8.10	44,747
Garrett J. Ulrich	8/2/06	—	39,865	79,730	119,595	—	—	—
Garrett J. Ulrich		87,498	—	—	—	—	—	—

(1)                 Mr. Smith received these awards as the Chairman of our Board of Directors.

(2)                 Mr. Cutter forfeited all potential awards under our long-term incentive plans upon his resignation on September 28, 2006.

(3)                 Please refer to Note 3, “Stock-Based Compensation” in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for the relevant assumptions used to determine the valuation of our stock option grants and restricted stock unit awards.

(4)                 Amounts shown reflect actual bonuses earned in 2006 and paid on or about February 28, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

The following table sets forth certain information regarding outstanding stock options and equity incentive plan awards for each of the Named Executive Officers as of December 31, 2006.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Donald N. Smith	2,000	4,000	—	9.810	11/2/2010	—	—	—	—
Donald N. Smith	—	—	—	—	—	6,000	73,500	—	—
Donald N. Smith	—	4,000	—	10.610	11/1/2011	—	—	—	—
Paul V. Hoagland	17,293	—	—	6.650	7/23/2008	—	—	—	—
Paul V. Hoagland	10,205	—	—	12.450	2/23/2009	—	—	—	—
Paul V. Hoagland	5,063	10,126	—	8.860	2/9/2010	—	—	—	—
Paul V. Hoagland	—	24,109	—	8.100	3/21/2011	—	—	—	—
Kenneth D. Green	2,140	4,280	—	8.860	2/9/2010	—	—	—	—
Kenneth D. Green	—	11,668	—	8.100	3/21/2011	—	—	—	—
Gregory A. Pastore	17,000	—	—	12.450	2/23/2009	—	—	—	—
Gregory A. Pastore	2,125	4,252	—	8.860	2/9/2010	—	—	—	—
Gregory A. Pastore	—	10,122	—	8.100	3/21/2011	—	—	—	—
Garrett J. Ulrich	20,000	—	—	3.875	3/27/2010	—	—	—	—
Garrett J. Ulrich	7,500	—	—	2.400	7/25/2011	—	—	—	—
Garrett J. Ulrich	5,113	—	—	12.450	2/23/2009	—	—	—	—
Garrett J. Ulrich	2,460	4,922	—	8.860	2/9/2010	—	—	—	—
Garrett J. Ulrich	—	11,717	—	8.100	3/21/2011	—	—	—	—

(1)                 All stock options become exercisable in three equal annual installments commencing on the first anniversary date of the date of grant.

(2)                 Based on the closing price of $12.25 of our Common Stock as reported on the American Stock Exchange on December 29, 2006.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information on an aggregated basis regarding the exercise of stock options and similar instruments, and each vesting of stock, including restricted stock units, during fiscal 2006 for each of the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Donald N. Smith	—	—	—	—
John L. Cutter	40,000	260,888	—	—
John L. Cutter	4,000	31,337	—	—
John L. Cutter	30,000	85,800	—	—
John L. Cutter	39,348	147,555	—	—
John L. Cutter	13,333	20,533	—	—
John L. Cutter	11,000	86,207	—	—
John L. Cutter	22,000	176,000	—	—
Paul V. Hoagland	600	3,834	—	—
Paul V. Hoagland	14,400	91,152	—	—
Paul V. Hoagland	5,500	32,175	—	—
Paul V. Hoagland	500	2,925	—	—
Paul V. Hoagland	17,000	58,861	—	—
Kenneth D. Green	—	—	—	—
Gregory A. Pastore	—	—	—	—
Garrett J. Ulrich	7,268	34,141	167	1,348

(1)          Represents the difference between the exercise price and the market price of the Common Stock on the date of exercise.

PENSION BENEFITS

The table below shows the present value of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each such Named Executive Officer, under our Cash Balance Pension Plan using interest and mortality rate assumptions consistent with those used in our financial statements.

Name	Plan Name	Number of Years Credited Services (#)(1)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)(2)
Donald N. Smith	Cash Balance Plan	—	—	18,055
John L. Cutter	Cash Balance Plan	8	27,916	—
Paul V. Hoagland	Cash Balance Plan	6	9,586	—
Kenneth D. Green(1)	Cash Balance Plan	—	—	—
Gregory A. Pastore(1)	Cash Balance Plan	—	—	—
Garrett J. Ulrich	Cash Balance Plan	15	113,377	—

(1)          Messrs. Green and Pastore are not entitled to benefits under the terms of the Cash Balance Plan.

(2)          Mr. Smith’s pension is attributable to his service as an employee of Friendly’s through February 2003 and is paid monthly in the form of a life annuity.

Benefits under the Cash Balance Pension Plan are generally determined based on the value in their respective notional cash balance accounts under the Cash Balance Pension Plan. Effective January 1, 2004,

the Cash Balance Pension Plan was frozen and no additional benefit accruals are being made under such plan. Interest is credited to the cash balance account each year. The Cash Balance Pension Plan provides for an election to receive benefits in an actuarially determined lump sum. Benefits accrued under the Cash Balance Pension Plan are payable upon retirement at age 65 in the form of a straight life annuity.

NON-QUALIFIED DEFERRED COMPENSATION

We do not maintain any non-qualified deferred compensation plans.

POTENTIAL TERMINATION/CHANGE IN CONTROL PAYMENTS

	Severance					2004-2006	2005-2007
	Payment	Pro-rata	Health	Stock	2006	Cum.	Cum.
Executive	($)(1)(2)	Bonus ($)	Benefits ($)	Options ($)(3)	LTIP ($)(4)	Net Income ($)	Net Income ($)	Total
Smith	—	—	—	—	—	—	—	—
Cutter	—	—	—	—	—	—	—	—
Hoagland	821,978	61,189	47,648	137,417	164,056	155,000	164,000	$1,551,108
Green	278,578	41,488	23,824	64,215	79,395	—	69,000	$556,500
Pastore	229,586	23,986	23,824	57,696	68,876	67,000	80,000	$550,968
Ulrich	267,166	29,166	23,824	66,788	79,730	78,000	69,000	$613,674

(1)             Assumes the executive officer is terminated (i) by us within two years after the change of control for any reason other than for cause or due to illness, injury or incapacity for a period of 6 months, or (ii) the executive officer resigns within two years after the change of control for good reason.

(2)             Assumes a change of control occurred on December 31, 2006.

(3)             In accordance with the terms of our 2003 Incentive Plan, all unvested stock options vest in the event of a change of control (including stock options awarded pursuant to the 2006 long-term incentive plan). The amounts listed in this column represent the difference between the exercise price of accelerated options and $12.25, the closing price of our Common Stock as reported on the American Stock Exchange on December 29, 2006.

(4)             Pursuant to the 2006 long-term incentive plan, in the event of a change of control, the target level of performance under the plan is deemed to have been achieved. The amounts listed in this column represents the value of the restricted stock the named executive officer would receive under the 2006 long-term incentive plan in the event of change of control. The restricted stock would be fully vested upon such change of control. Stock options awarded pursuant to the 2006 long-term incentive plan are included in the “Stock Options” column.

Change in Control Agreements.

We have entered into change in control agreements with certain key employees, including Messrs. Condos, Hoagland, Green, Pastore and Ulrich.

The agreements for Messrs. Hoagland, Green Pastore and Ulrich have a term of three years and automatically renew for successive one-year periods unless we notify the employee in writing that the agreement will not be renewed at least sixty days prior to expiration. Under the agreements, in the event of a change in control (as defined in the agreements) of the Company, if the employee is terminated within two years after the change of control (or is terminated by the Company in contemplation of a change of control which occurs within 3 months of such termination) for any reason other than (i) for cause or (ii) due to illness, injury or incapacity for a period of six months, or if the employee resigns within two years after the change of control for certain reasons specified in the agreements, then the employee is entitled to receive the following payments and benefits from us:

•       a lump sum cash payment equal to (i) the employee’s base compensation (defined as the sum of (x) the annualized base rate of salary as reported on Form W-2, together with any and all salary reduction authorized under any company benefit plan, on the last day of the preceding calendar year, or if higher, the actual date of the change of control and (y) the employee’s average bonus for the preceding three calendar years) times the number of years in the severance period specified in the employee’s agreement (two years in the case of Mr. Hoagland and one year in the case of Messrs. Green, Pastore and Ulrich) plus (ii) a pro-rata amount of the average of annual incentive bonuses received by the employee in the three fiscal years preceding his date of termination;

•       continued benefits under our then current health plan for the severance period specified in the employee’s agreement or a payment in cash in lieu of such coverage in an amount equal to the employee’s after-tax cost of continuing such coverage; and

•       during the severance period specified in the employee’s agreement, we agree to reimburse the employee for the cost of outplacement assistance services.

Mr. Condos’ change of control agreement has a term of one year, subject to extension in certain circumstances. If, during the term of the agreement, Mr. Condos’ employment with us is terminated (including a termination by the Company in contemplation of a change of control which occurs within 3 months of such termination), whether initiated by us or by Mr. Condos, within 60 days after a change of control (as defined in the agreement), then he is entitled to receive the following payments and benefits from us:

•       salary continuation payments in an aggregate amount equal to his annualized base compensation (defined as the sum of (x) his annualized base rate of salary as reported on Form W-2, together with any and all salary reduction authorized under any company benefit plan, on the last day of the preceding calendar year, or if higher, the actual date of the change of control salary for a period of one year from the termination date;

•       if the termination occurs before December 30, 2007, a pro-rated amount of his target annual incentive bonus for the fiscal year ending December 30, 2007, or if the termination occurs after December 30, 2007 and prior to the expiration of the term of the agreement, then he would receive 100% of the amount of the annual incentive bonus he would have received, if any, pursuant to the terms of our 2007 Annual Incentive Plan applicable to him;

•       continued benefits under our then current health plan for the severance period or a payment in cash in lieu of such coverage in an amount equal to his after-tax cost of continuing such coverage; and

•       during the severance period, we agree to reimburse him for the cost of outplacement assistance services.

In addition to the foregoing, in the event of a change of control, then outstanding and unvested awards under the 2003 Incentive Plan held by the employee shall become fully vested, and awards under the 2003 Incentive Plan and long-term cumulative net income plan will be made based upon a deemed achievement of the target EBITDA in the year of the change of control. In the event that any payments received by the employee in connection with a change in control are subject to the excise tax imposed upon certain change in control payments under federal tax laws, the agreements provide that our independent public accounting firm immediately preceding the change in control (or if such accounting firm declines to act, such other independent public accounting firm as agreed to by us and the employee) shall compute the excise tax imposed on the employee and we shall pay that amount to the employee to provide the employee with a payment that is economically equivalent to the payment he would have received but for the imposition of the excise tax. The payments under the change in control agreements are in addition to and not in lieu of any payments or benefit due to the employee under any other plan, policy or program of the Company, except that the employee is not entitled to receive any benefits under any other severance plan of the Company. The employee will also continue to be covered by any insurance policy providing indemnification rights for service as an officer or director of the Company and to all other rights to indemnification provided by the Company.

DIRECTOR COMPENSATION IN FISCAL 2006

The following table sets forth certain information regarding compensation earned or paid to our directors during fiscal 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(3)	Option Awards ($) (2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Michael J. Daly	50,250	21,308	8,340	—	—	—	79,898
Steven L. Ezzes	47,250	21,308	10,938	—	—	—	79,496
Burton J. Manning	44,000	21,308	5,741	—	—	—	71,649
Perry D. Odak	49,250	21,308	14,290	—	—	—	84,848
Donald N. Smith	141,000	21,308	10,399	—	—	—	172,707

(1)                Amounts shown do not reflect compensation received by the directors. Instead, the amounts shown are the compensation costs we recognized in fiscal year 2006 for restricted stock units as determined pursuant to FAS 123R. The assumptions used to calculate the value of restricted stock unit awards are set forth under Note 3, “Stock-Based Compensation” in the notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2006. The grant date fair value of each restricted stock unit awarded to our non-employee directors computed in accordance with FAS 123R is $10.61.

(2)                Amounts shown do not reflect compensation received by the directors. Instead, the amounts shown are the compensation costs we recognized in fiscal year 2006 for option awards as determined pursuant to FAS 123R. The assumptions used to calculate the value of option awards are set forth under Note 3, “Stock-Based Compensation” in the notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2006. Mr. Odak is the only director with outstanding options granted on May 10, 2005 with a grant date fair value of $4.27 per share; all directors were granted options on November 2, 2005 with a grant date fair value of $4.67 per share; and all directors were granted options on November 1, 2006 with a grant date fair value of $4.85 per share. All options issued to our directors are subject to a three year vesting schedule that provides that 33% of the options vest on each anniversary of the grant date.

(3)                The following are the aggregate number of stock awards and option awards outstanding, both vested and unvested, that have been granted to each of our non-employee directors as of December 31, 2006: Mr. Smith: 22,000; Mr. Daly: 40,400; Mr. Ezzes: 45,900; Mr. Manning: 42,150; and Mr. Odak: 25,000.

The Compensation Committee reviews the level of compensation of our non-employee directors periodically. To determine the appropriateness of the current level of compensation for our non-employee directors, the Compensation Committee has historically obtained data from a number of different sources including:

•       Publicly available data describing director compensation in peer companies;

•       Information obtained directly from other companies; and

•       Competitive data from Hewitt Associates, our compensation consultant.

Our non-employee directors are compensated through a mixture of cash and equity-based compensation. Each non-employee director of Friendly’s receives a fee of $2,500 per month, $1,500 per Board of Directors meeting attended, and $750 per participation in special teleconference meetings, plus expenses. Directors who are members of the Nominating Committee, Audit Committee or Compensation Committee also receive an additional $1,000 for each respective committee meeting attended. Directors who are members of the Audit Committee also receive $1,500 for attendance at the annual Audit Committee meeting. In fiscal 2006, Mr. Smith received additional director compensation of $8,333.34 per month for serving as Chairman of the Board. In fiscal 2007, Mr. Smith’s additional director compensation was reduced to $4,166.66 per month for serving as Chairman of the Board. In addition to cash compensation, on an annual basis, the non-employee directors are awarded stock options and/or restricted stock units under our equity incentive plans.

On November 1, 2006, Messrs. Smith, Ezzes, Daly, Manning and Odak received 4,000, 6,000, 5,000, 4,000 and 4,000 options to purchase shares of our Common Stock, respectively, pursuant to our 2003 Incentive Plan. Stock options granted were reflective of the functions of each director. Each director received a minimum of 4,000 stock options. The Audit Committee Chairman received an additional

2,000 stock options, and the Compensation Committee Chairman received an additional 1,000 stock options. All of the stock options granted to directors on November 1, 2006 have an exercise price of $10.61 per share, and vest in three equal annual installments, and become fully vested and exercisable upon a change of control. The stock options expire on the earliest to occur of (a) five years from the date of the award, (b) three years from the date of termination by reason of retirement, or (c) one year from the date of termination by reason of death, disability, or a reason other than retirement.

On November 1, 2006, each director also received 6,000 restricted stock units (“RSUs”) pursuant to our 2003 Incentive Plan. Each RSU provides the holder with the right to receive one share of our Common Stock when the restrictions lapse or vest. Restrictions on the RSUs will lapse or vest on the restriction lapse date of November 1, 2009 only if the grantee remains a member of our Board of Directors on such date. If the grantee ceases to serve as a member of our Board of Directors due to death, disability or retirement, all restrictions shall fully lapse. If the grantee resigns from the Board of Directors or is removed for cause prior to the restriction lapse date, any unvested RSUs will be forfeited. All restrictions shall fully lapse upon a change of control.

Compensation Committee Interlocks and Insider Participation

During fiscal 2006, the members of the Compensation Committee were Messrs. Daly, Manning and Odak. No member of the Compensation Committee was at any time during the past fiscal year an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information

The following table sets forth certain information as of April 15, 2007, as to shares of our Common Stock beneficially owned by: (i) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our Common Stock, (ii) each of our Named Executive Officers listed in the Summary Compensation Table under Item 11 of this Report, (iii) each of our directors and (iv) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders:
The Lion Fund L.P(1) Biglari Capital Corp. Sardar Biglari Western Sizzlin Corporation Philip L. Cooley	1,182,488	14.6%
9311 San Pedro Avenue San Antonio, TX 78216
S. Prestley Blake(2) SPB Family Limited Partnership	955,100	11.8%
6799 South Marina Way, Sailfish Point Stuart, FL 34996
Kevin Douglas, Michelle Douglas, James E. Douglas, III, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust(3)	840,700	10.4%
1101 Fifth Avenue, Suite 360 San Rafael, CA 94901
Bank of America Corporation(4) NB Holdings Corporation Bank of America, NA Columbia Management Group, LLC Columbia Management Advisors, LLC	434,604	5.4%
100 North Tryon Street, Floor 25 Bank of America Corporate Center Charlotte, NC 28255
FMR Corp.(5) Edward C. Johnson 3d Fidelity Management & Research Company Fidelity Leveraged Co. Stock Fund	861,176	10.6%
82 Devonshire Street Boston, MA 02109
Directors and Named Executive Officers(6):
Donald N. Smith(7)	1,015,778	12.5%
2431 Adamsway Drive Aurora, IL 60504
Steven L. Ezzes(7)	53,337	*
Burton J. Manning(7)	38,150	*
Michael J. Daly(7)(8)	34,600	*
Perry D. Odak(7)	17,000	*
George M. Condos	—	*

John Cutter	—	*
Paul V. Hoagland	63,129	*
Kenneth D. Green	16,623	*
Gregory A. Pastore	31,958	*
Garrett J. Ulrich	67,070	*
All current directors and executive officers as a group (11 persons)(9)	1,336,047	16.1%

(1)          Based on information contained in a Schedule 13D/A filed with the SEC on January 10, 2007, each of The Lion Fund L.P., Biglari Capital Corp., Sardar Biglari, Western Sizzlin Corporation and Philip L. Cooley report shared voting and dispositive power as to 1,182,488 shares.

(2)          Based on information contained in a Schedule 13D filed with the SEC on December 29, 2006, Mr. Blake reports shared voting and dispositive power as to 955,100 shares with SPB Family Limited Partnership, a partnership in which he serves as sole general partner. He disclaims voting and dispositive power over 10,000 shares owned by The Helen D. Blake 1993 Trust, a trust in which his wife serves as trustee.

(3)          Based on information contained in a Schedule 13G/A filed with the SEC on November 21, 2005, Kevin Douglas reports shared voting power as to 544,951 shares and shared dispositive power as to 840,700 shares. Kevin Douglas and his wife, Michelle Douglas, hold 358,146 shares both directly and jointly. Mr. James E. Douglas, III reports sole voting and shared dispositive power as to 73,445 shares. Douglas Family Trust reports sole voting and shared dispositive power as to 222,304 shares, for which James E. Douglas, Jr. and Jean A. Douglas, husband and wife, are co-trustees. James Douglas and Jean Douglas Irrevocable Descendants’ Trust reports shared voting and shared dispositive power as to 186,805 shares, for which Kevin Douglas and Michelle Douglas are co-trustees.

(4)          Based on information contained in a Schedule 13G/A filed on February 9, 2007 with the SEC, each of the Bank of America Corporation and NB Holdings Corporation report shared voting power with respect to 317,086 shares and shared dispositive power with respect to 434,604 shares. Bank of America, NA reports sole voting power with respect to 95,106 shares, shared voting power with respect to 221,980 shares, sole dispositive power with respect to 107,424 shares, and shared dispositive power with respect to 434,604 shares. Columbia Management Group, LLC reports shared voting power with respect to 221,980 shares and shared dispositive power with respect to 327,180 shares; and Columbia Management Advisors, LLC reports sole voting power with respect to 221,980 shares and sole dispositive power with respect to 327,180 shares.

(5)          Based on information contained in a Schedule 13G/A filed with the SEC on February 14, 2006, each of FMR Corp. and Edward C. Johnson 3d may be deemed to beneficially own 861,176 shares, with sole dispositive power as to those shares. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, was the beneficial owner of 788,976 shares as a result of acting as investment adviser to various registered investment companies (the “Funds”). The ownership of one Fund, Fidelity Leveraged Co. Stock Fund, amounted to 423,400 shares. Edward C. Johnson 3d, Chairman of FMR Corp. and FMR Corp., through its control of Fidelity, and the Funds each has sole power to dispose of the 788,976 shares owned by the Funds. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees, and neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned by the Funds. Fidelity International Limited and various foreign-based subsidiaries, which provide investment advisory and management services to a number of non-US investment companies and certain institutional investors, is the beneficial owner of 72,200 shares.

(6)          Includes 2,000, 23,900, 24,150, 20,400, 5,000, 45,660, 8,169, 24,624 and 41,439 shares that Messrs. Smith, Ezzes, Manning, Daly, Odak, Hoagland, Green, Pastore and Ulrich, and all current directors and executive officers as a group, respectively, could acquire upon exercise of stock options that are exercisable within 60 days of April 15, 2007.

(7)          Includes 12,000 restricted stock units awarded under the Company’s 2003 Incentive Plan. Each restricted stock unit provides the holder with the right to receive one share of common stock of the Company when the restrictions lapse or vest. There are no voting rights associated with the restricted stock units.

(8)          Includes 200 shares owned by Mr. Daly’s spouse.

(9)          Includes 195,342 shares that all current directors and executive officers as a group, respectively, could acquire upon exercise of stock options that are exercisable within 60 days of April 15, 2007, and an aggregate of 60,000 shares subject to the restricted stock units awarded to the directors described in note 7 above.

Equity Compensation Plan Information

Securities authorized under our equity compensation plans as of December 31, 2006 were as follows:

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

(1)          Includes options to purchase 221,928 shares of Common Stock. Also includes 60,000 restricted stock units (the right to receive shares of Common Stock in the future after certain restrictions have lapsed) that were awarded under our 2003 Incentive Plan on December 2, 2005 and November 1, 2006.

(2)          Represents 803 unissued shares available under the 1997 Restricted Stock Plan, which provides for the issuance of restricted stock, 3,540 unissued shares under the 1997 Stock Option Plan and 347,868 unissued shares available under the 2003 Incentive Plan.

(3)          Represents unissued shares available under the 1997 Stock Option Plan.

In 1997, our Board of Directors adopted a stock option plan, pursuant to which options to purchase 395,000 shares of Common Stock were authorized for issuance. Our shareholders originally approved the 1997 Stock Option Plan in October 1997. However, in 2000 and 2001, the total number of shares of Common Stock reserved for issuance under the 1997 Stock Option Plan was subsequently increased by 439,970 and 200,000 shares, respectively, by the Board of Directors without seeking additional shareholder approval. Accordingly, in the foregoing chart, awards outstanding under the 1997 Stock Option Plan are included in columns (a) and (c) under both the “approved by security holders” and “not approved by security holders” categories. Shares covered by awards that expire or otherwise terminate will again become available for grant.

In 1997, our Board of Directors adopted the 1997 Restricted Stock Plan, pursuant to which 371,285 shares of Common Stock were authorized for issuance. Our shareholders approved the 1997 Restricted Stock Plan in October 1997. The 1997 Restricted Stock Plan provides for the award of Common Stock, the vesting of which is subject to conditions and limitations established by the Board of Directors. Such conditions may include continued employment with us or the achievement of performance measures. Upon the award of Common Stock, the participant has the rights of a stockholder, including but not limited to the right to vote such stock and the right to receive any dividends paid on such stock. Our Board of Directors, in its sole discretion, may designate employees and persons providing material services to us as eligible for participation in the 1997 Restricted Stock Plan. In connection with the approval of the 2003 Incentive Plan, the shares authorized for issuance under the 1997 Restricted Stock Plan were reduced by 156,217 shares of stock.

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

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Approval of Related Person Transactions

It is our policy and procedure to review, approve or ratify any transaction or series of transactions exceeding $120,000 in which we are a participant and in which one of our directors (or nominee’s for director), executive officers, beneficial owners of more than 5% of our Common Stock, or an immediate family member of any of the foregoing persons (each, a “Related Person”) has a direct or indirect interest (such transactions are referred to as “Related Person Transactions”).

Our Audit Committee is responsible with reviewing and approving Related Person Transactions, although our Board of Directors may instead determine that a particular Related Person Transaction be reviewed and approved by a majority of directors disinterested from the transaction. At each Audit Committee meeting, management reports any Related Person Transactions to be entered into by us. After review, the Audit Committee approves or disapproves such transactions. If advanced approval of a Related Person Transaction is not feasible, then the Related Person Transaction is considered, and, if the Audit Committee determines it to be appropriate, ratified at the next regularly scheduled meeting.

In reviewing, approving or ratifying any Related Person Transaction, the Audit Committee or our disinterested directors are responsible for obtaining the material facts of the Related Person Transaction, reviewing whether the Related Person Transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, and considering such factors as it deems appropriate.

Related Persons Transactions

The Ice Cream Company (“TICC”) operates six Friendly’s restaurants under franchise agreements with Friendly’s Restaurants Franchise, Inc. (“FRFI”), a subsidiary of Friendly’s. Three of these restaurants, located in Lancaster and York, Pennsylvania, were acquired by TICC in May 2006 for an aggregate purchase price of $1,725,000. This price was determined to be the fair market value of the properties as determined by an independent appraisal.

The owners of TICC are family members of our Chairman of the Board of Directors. The franchise agreement terms with TICC are identical in all material respects to the terms generally offered to unrelated franchisees of FRFI in the ordinary course of Friendly’s business. TICC purchases certain food products used in the normal course of its franchise business from Friendly’s. For the year ended December 31, 2006, TICC paid Friendly’s approximately $3,405,000 for franchise royalty fees, marketing fees, food purchases and miscellaneous other products and services.

During August 2003, Friendly’s entered into a single restaurant franchise agreement with Treats of Huntersville LLC (“Treats”). The owner of Treats is a family member of our Chairman of the Board of Directors. The franchise agreement terms with Treats are identical in all material respects to the terms generally offered to unrelated franchisees of FRFI in the ordinary course of Friendly’s business. The location, which was initially opened by a former franchisee but closed in July 2002, was reopened by Treats in August 2003. Treats purchases certain food products used in the normal course of its franchise business from Friendly’s. For the year ended December 31, 2006, Treats paid Friendly’s approximately $439,000 for franchise royalty fees, marketing fees, food purchases and other miscellaneous products and services.

Friendly’s purchases certain food products used in the normal course of business from a division of The Restaurant Company (“TRC”), a company in which our Chairman of the Board of Directors served as the chairman of the board of directors and chief executive officer from 1986 to 2005. For the year ended December 31, 2006, Friendly’s purchases were approximately $360,000. In addition, when our Chairman of the Board was an officer of TRC, we entered into a sublease for certain land, building and equipment from a division of TRC. For the year ended December 31, 2006, our rent expense for this sublease was approximately $71,000.

The foregoing transactions, arrangements and relationships been reviewed and ratified in accordance with our policy and procedures for review of transactions with related persons described above.

Director Independence

Our Board of Directors has reviewed and analyzed the qualifications of each director and has affirmatively determined that each of Messrs. Ezzes, Odak, Manning and Daly, constituting more than a majority of our directors are “independent”, as such term is defined under the applicable listing standards of the American Stock Exchange. The Board of Directors has also determined that none of these directors has a material relationship with us that would interfere with the exercise of independent judgment. In addition, each member of the Audit Committee is independent as required under Section 10A(m)(3) of the Exchange Act.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for Fiscal 2006 and Fiscal 2005

The following table shows the fees billed to us for the audit and other services provided by Ernst & Young LLP, our principal accountant, for fiscal 2006 and 2005.

	2006	2005
Audit Fees	$757,700	$882,825
Audit-Related Fees	—	25,000
Tax Fees	21,495	27,775
All Other Fees	—	—
Total Fees	$779,195	$935,600

Audit Fees represent fees for professional services provided in connection with the audit of our annual financial statements and certain consolidated subsidiaries and review of our quarterly financial statements and certain consolidated subsidiaries and audit services provided in connection with other statutory or regulatory filings or engagements, including comfort letters and consents related to SEC filings and securities offerings. Included in the audit fees are $350,000 and $409,350 in fiscal 2006 and 2005, respectively, related to Ernst & Young LLP’s audit of management’s assessment of the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These services include audits of employee benefit plans and advice and consultations in connection with the implementation of Section 404 of the Sarbanes-Oxley Act.

Tax Fees represent fees for professional services for federal and state tax compliance, tax advice and tax planning.

There were no “other fees” for services rendered by Ernst & Young LLP other than those described above.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval for ongoing services is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to report quarterly to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDLY ICE CREAM CORPORATION
By:	/s/ PAUL V. HOAGLAND
Name: Paul V. Hoagland
Title: Executive Vice President of Administration and Chief Financial Officer
Date: April 30, 2007

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
10.24

Form of Change of Control Agreement between the Company and each of Messrs. Hoagland, Green, Pastore, Ulrich and Hopkins (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on April 5, 2007, File No. 001-13579).*

10.25

Change of Control Agreement between the Company and George M. Condos (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on April 5, 2007, File No. 001-13579).*

10.26	Form of Franchise Agreement (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-13579).

10.27	Form of Franchise Development Agreement (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-13579).
10.28

Purchase Agreement between Realty Income Corporation as buyer and the Company as seller dated December 13, 2001 (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, File No. 001-13579).

10.29

Sublease between SSP Company, Inc. and the Company, as amended, for the Chicopee, Massachusetts Distribution Center (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Reg. No. 333-34633).

10.30

Domestic Relocation Policy for Executives and Regional Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005, File No. 001-13579).*

10.31

Memorandum of Agreement Between Michael A. Maglioli and Friendly Ice Cream Corporation effective March 25, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13579).*

10.32

Memorandum of Agreement between Lawrence A. Rusinko and the Company effective May 31, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005, File No. 001-13579).*

10.33

Amendment to Memorandum of Agreement between Lawrence A. Rusinko and the Company effective as of September 2, 2005 (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2005).*

10.34

Memorandum of Agreement between Allan J. Okscin and Friendly Ice Cream Corporation effective January 23, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the Commission on January 26, 2006).*

10.35

Memorandum of Agreement between the Company and John L. Cutter effective as of September 28, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2006, File No. 001-13579).*

10.36

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
32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by George M. Condos and Paul V. Hoagland (Incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-13579).

*                    Management Contract or Compensatory Plan or Arrangement