Form 10-Q
period 2007-04-01
FRIENDLY ICE CREAM CORP
filed 2007-05-11
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $.01 par value	8,162,232 shares

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	April 1,	December 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,860	$25,077
Restricted cash	380	517
Accounts receivable, net	12,264	11,435
Inventories	15,967	17,059
Assets held for sale	896	896
Prepaid expenses and other current assets	3,375	3,127
TOTAL CURRENT ASSETS	54,742	58,111
DEFERRED INCOME TAXES	928	928
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	133,997	137,425
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization	17,350	17,783
OTHER ASSETS	5,889	5,920
TOTAL ASSETS	$212,906	$220,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,592	$1,563
Current maturities of capital lease and finance obligations	1,583	1,541
Accounts payable	20,532	22,247
Accrued salaries and benefits	9,394	8,230
Accrued interest payable	4,825	1,173
Insurance reserves	12,514	11,462
Other accrued expenses	16,296	22,475
TOTAL CURRENT LIABILITIES	66,736	68,691
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	4,270	4,682
LONG-TERM DEBT, less current maturities	222,236	222,650
LIABILITY FOR PENSION BENEFITS	20,639	20,302
OTHER LONG-TERM LIABILITIES	31,845	30,738
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock	82	81
Additional paid-in capital	146,647	146,398
Accumulated other comprehensive loss	(23,514)	(23,514)
Accumulated deficit	(256,035)	(249,861)
TOTAL STOCKHOLDERS’ DEFICIT	(132,820)	(126,896)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$212,906	$220,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended
	April 1,	April 2,
	2007	2006

REVENUES:
Restaurant	$93,187	$95,276
Foodservice	25,944	26,894
Franchise	3,495	3,545
TOTAL REVENUES	122,626	125,715

COSTS AND EXPENSES:
Cost of sales	47,103	48,385
Labor and benefits	34,397	36,012
Operating expenses	25,012	23,999
General and administrative expenses	10,633	11,097
Write-downs of property and equipment	206	215
Depreciation and amortization	6,160	5,780
Gain on franchise sales of restaurant operations and properties	—	(866)
Loss on disposals of other property and equipment, net	35	109

OPERATING (LOSS) INCOME	(920)	984

Interest expense, net	4,924	5,420

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(5,844)	(4,436)

Provision for income taxes	(94)	—

LOSS FROM CONTINUING OPERATIONS	(5,938)	(4,436)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of income tax effect of $0 and $0 for the three months ended April 1, 2007 and April 2, 2006, respectively	(14)	2,616

NET LOSS	$(5,952)	$(1,820)

BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(0.73)	$(0.56)
(Loss) income from discontinued operations	(0.00)	0.33
Net loss	$(0.73)	$(0.23)

WEIGHTED AVERAGE SHARES:
Basic and Diluted	8,122	7,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended
	April 1,	April 2,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,952)	$(1,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	214	79
Depreciation and amortization	6,160	5,780
Non-cash income from discontinued operations	—	(2,864)
Write-downs of property and equipment	206	215
Loss (gain) on disposals of property and equipment, net	35	(772)
Changes in operating assets and liabilities:
Accounts receivable	(829)	(1,031)
Inventories	1,092	(199)
Other assets	(80)	1,471
Accounts payable	(1,715)	(2,797)
Accrued expenses and other long-term liabilities	910	4,637
NET CASH PROVIDED BY OPERATING ACTIVITIES	41	2,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,530)	(2,404)
Proceeds from sales of property and equipment	—	5,794
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,530)	3,390

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	—	8,000
Repayments of debt	(385)	(8,338)
Payments of deferred financing costs	(9)	(205)
Repayments of capital lease and finance obligations	(370)	(391)
Stock options exercised	36	19
NET CASH USED IN FINANCING ACTIVITIES	(728)	(915)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,217)	5,174

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,077	14,597

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,860	$19,771

SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) during the period for:
Interest	$1,269	$1,528
Income taxes	232	(503)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS

As of April 1, 2007, Friendly’s operated 317 full-service restaurants and franchised 198 full-service restaurants and seven non-traditional units. The Company manufactures and distributes a full line of premium ice cream dessert products. These products are distributed to Friendly’s restaurants, supermarkets and other retail locations in 12 states. The restaurants offer a wide variety of breakfast, lunch and dinner menu items as well as premium ice cream dessert products.

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

Following is a summary of Company-operated and franchised units:

	For the Three Months Ended
	April 1,	April 2,
	2007	2006

Company Units:
Beginning of period	316	314
Openings	1	1
Acquired from franchisees	1	—
Acquired by franchisees	—	(1)
Closings	(1)	(2)
End of period	317	312

Franchised Units:
Beginning of period	205	213
Openings	1	—
Acquired by franchisees	—	1
Acquired from franchisees	(1)	—
Closings	—	—
End of period	205	214

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information —

The accompanying condensed consolidated financial statements as of April 1, 2007 and for the three months ended April 1, 2007 and April 2, 2006 are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive loss of the Company have been included. Such adjustments consist solely of normal recurring accruals. Operating results for the three month periods ended April 1, 2007 and April 2, 2006 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company’s business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company’s consolidated financial statements, including the notes thereto, which are contained in the 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as amended (“2006 Annual Report on Form 10-K/A”) should be read in conjunction with these condensed, consolidated financial statements. Capitalized terms not otherwise defined herein should be referenced to the 2006 Annual Report on Form 10-K/A.

Use of Estimates in the Preparation of Financial Statements —

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The critical accounting policies and most significant estimates and assumptions relate to revenue recognition, insurance reserves, recoverability of accounts receivable and notes receivable, pension and post-retirement medical and life insurance benefits expense, asset impairment analysis, income tax valuation allowances and tax contingency reserves. Actual amounts could differ significantly from the estimates.

Inventories —

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following at April 1, 2007 and December 31, 2006 (in thousands):

	April 1,	December 31,
	2007	2006

Raw materials	$1,654	$1,640
Goods in process	100	158
Finished goods	14,213	15,261
Total	$15,967	$17,059

Other Accrued Expenses —

Other accrued expenses consisted of the following at April 1, 2007 and December 31, 2006 (in thousands):

	April 1,	December 31,
	2007	2006

Accrued rent	$4,992	$5,178
Gift cards outstanding	2,915	4,317
Accrued meals and other taxes	2,443	2,241
Unearned revenues	1,147	1,153
Accrued advertising	916	1,150
Accrued construction costs	780	918
Accrued bonus	752	3,635
Current portion of deferred gains	638	638
Income taxes payable	467	1,962
All other	1,246	1,283
Total	$16,296	$22,475

Income Taxes —

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

As of December 31, 2006 the Company remained in a three-year cumulative loss position and expected to record valuation allowances on future tax benefits until it can sustain an appropriate level of profitability. However, the Company incurred approximately $1,093,000 of federal tax liabilities for 2005 and 2006 combined. Approximately $928,000 of the $1,093,000 would be available for refund if 2007 results in a loss for income tax purposes. As a result, the valuation allowances as of December 31, 2006 of $27,429,000 reduced the carrying value of net deferred tax assets to $928,000. Should the Company’s future profitability provide sufficient evidence, in accordance with SFAS No. 109, to support the ultimate realization of income tax benefits attributable to net operating loss (“NOL”) and credit carryforwards and other deductible temporary differences, a reduction in the valuation allowance may be recorded and the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

Lease Guarantees and Contingencies —

Primarily as a result of the Company’s strategy to sell Company-operated restaurants to franchisees, the Company remains liable for certain lease assignments and guarantees. These leases have varying terms, the latest of which expires in 2020. As of April 1, 2007, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was $6,203,000. The present value of these potential payments discounted at the Company’s pre-tax cost of debt at April 1, 2007 was $4,699,000. The Company generally has cross-default provisions with franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. The Company believes these cross-default provisions significantly reduce the risk that the Company will be required to make payments under these leases and, historically, the Company has not been required to make such payments. Accordingly, no liability has been recorded for exposure under such leases at April 1, 2007 and December 31, 2006.

Net Loss Per Share —

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options and warrants that are assumed exercised for calculation purposes. There were no common stock equivalents included in diluted net loss per share for the three months ended April 1, 2007 and April 2, 2006.  The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 240,000 and 316,000 for the three months ended April 1, 2007 and April 2, 2006, respectively.

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

On January 2, 2006 (the first day of its 2006 fiscal year), the Company adopted SFAS No. 123R using the modified prospective method as permitted under SFAS No. 123R. Under this transition method, compensation cost recognized in the three months ended April 1, 2007 and April 2, 2006 included: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

3. STOCK BASED COMPENSATION

Equity Compensation Plans —

The Company currently grants stock awards under the following equity compensation plans:

1997 Stock Option Plan (“1997 Plan”) - The 1997 Plan was adopted by the Company’s Board of Directors and stockholders in November 1997 and was subsequently amended on March 27, 2000 and October 24, 2001. Under the 1997 Plan, the Company’s Board of Directors may grant options to purchase up to 1,034,970 shares of common stock to employees, executive officers and directors. The 1997 Plan provides for the issuance of nonqualified stock options and incentive stock options (which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code) and stock appreciation rights (“SARs”). The Compensation Committee of the Board of Directors determines the employees who will receive awards under the 1997 Plan and the terms of such awards. The exercise price of a stock option or SAR granted or awarded under the 1997 Plan may not be less than the fair market value of one share of common stock on the date the stock option or SAR is granted.

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

Key Executive Stock Option - On January 8, 2007, as a material inducement to the employment of George M. Condos, the Company’s President and Chief Executive Officer, the Company granted Mr. Condos stock options to purchase an aggregate of 75,000 shares of the Company’s common stock, at an exercise price of $11.80 per share (equal to the closing price of the Company’s common stock on the American Stock Exchange on the date of grant).  These stock options were granted outside of any of the Company’s equity incentive and stock option plans, pursuant to an exemption from stockholder approval set forth in Section 711 of the American Stock Exchange Company Guide.  The stock options vest in three equal annual installments and expire five years after the date of grant.

Options issued pursuant to the 1997 Plan and the 2003 Incentive Plan generally vest over three years, and have a five year expiration date.

Grant-Date Fair Value —

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three months ended April 1, 2007 and April 2, 2006 were calculated using the following estimated weighted average assumptions:

	Three Months Ended
	April 1, 2007		April 2, 2006
Options granted	136,720		145,409
Weighted-average exercise price	$13.02		$8.10
Weighted-average grant date fair value	$4.90		$3.82
Assumptions:
Risk free interest rate	4.45%-4.6	6%	4.68%
Expected life (in years)	4		4
Expected volatility	40.13%		54.86%
Expected dividend yield	0.00%		0.00%

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

Expense —

The Company used the straight-line attribution method to recognize expense for all options granted. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. In September 2006, John Cutter, the Company’s former President and Chief Executive Officer, resigned.  As of December 31, 2006, the Company adjusted its stock compensation expense to reflect his forfeitures.  The Company currently expects, based on an analysis of its historical forfeitures, that approximately 95% of its options will actually vest and therefore has applied an annual forfeiture rate of 5% to options granted as of April 1, 2007. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Option Activity —

A summary of the stock option activity under the Company’s equity compensation plans as of April 1, 2007 and changes during the three-month period then ended is presented below:

		Weighted-
		Average
		Remaining	Weighted-	Aggregate
	Options	Contractual	Average	Intrinsic
	Outstanding	Life in Years	Exercise Price	Value

Options outstanding at December 31, 2006	452,280		$8.83
Granted	136,720		$13.02
Cancelled	(800)		$17.37
Forfeited	(7,776)		$8.31
Exercised	(3,250)		$11.26
Options outstanding at April 1, 2007	577,174	3.55	$9.80	$4,509,485

Options fully vested and exercisable at April 1, 2007	321,331	2.80	$8.75	$2,048,561

During the three months ended April 1, 2007 and April 2, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $9,518 and $14,648, respectively, and the total amount of cash received from exercise of stock options was $36,607 and $19,090, respectively.

As of April 1, 2007, there was $1,094,000 of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.44 years.

Restricted Stock and Restricted Stock Unit Activity —

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

On February 28, 2007 the Compensation Committee determined that the Company exceeded the threshold EBITDA for fiscal 2006, and awarded shares of restricted Common Stock under the Company’s 2003 Incentive Plan to each of the officers named below.  The number of shares of restricted Common Stock issued to each officer listed below was determined by dividing the officer’s 2006 Award Value (set forth below) by 90% of the closing price of the Company’s Common Stock on the date of grant as reported on the American Stock Exchange.  25% of the shares of restricted Common Stock issued to each officer were fully vested upon issuance.  The remaining 75% of the shares of restricted Common Stock will vest in three equal annual installments following issuance if the officer remains employed by the Company.  The unvested shares will also fully vest upon a change in control, as provided in the 2003 Incentive Plan.

The following table sets forth for each officer listed below the 2006 Award Value and the number of shares of restricted Common Stock such officer received under the long-term incentive plan for fiscal 2006.

Name	Award Value	Number of Shares
Paul Hoagland	$188,664	17,469
Gregory Pastore	$79,207	7,334
Kenneth Green	$91,304	8,454
Garrett Ulrich	$91,690	8,490

During the three months ended April 1, 2007 and April 2, 2006, stock-based compensation cost of $81,560 and $21,894, respectively, was recorded related to the restricted stock units and shares of restricted Common Stock issued pursuant to the long-term incentive plan for fiscal 2006.  As of April 1, 2007, there was $788,560 of total unrecognized compensation cost related to unvested restricted stock units and shares of restricted Common Stock.  That cost is expected to be recognized over a weighted-average period of 2.45 years.

2007 Long-Term Incentive Plan

On February 28, 2007 the Compensation Committee approved a long-term incentive plan for fiscal 2007 under the Company’s 2003 Incentive Plan, pursuant to which the Compensation Committee established target EBITDA levels for the Company for fiscal 2007 and target awards for each officer named below based on a percentage (ranging from 50% to 100%) of each officer’s base salary.  The actual awards for each officer are payable in shares of restricted stock (representing approximately two-thirds of the value of the target award) and stock options to purchase shares of Common Stock (representing approximately one-third of the value of the target award).

With respect to the potential restricted stock awards, the Compensation Committee approved the issuance of restricted stock unit award agreements (the “Restricted Stock Units Award Agreements”) for each of the officers named below, pursuant to which each officer is eligible to receive a certain number of shares of restricted Common Stock of the Company calculated in accordance with the terms of the officer’s individual Restricted Stock Unit Award Agreement. If the Company meets or exceeds a certain threshold EBITDA for fiscal 2007 (the “2007 Threshold EBITDA”), then the officer will receive an award payable in shares of restricted Common Stock having a value determined based on the Company’s actual EBITDA for fiscal 2007 compared to projected EBITDA for fiscal 2007 and the percentage (ranging from 50% to 150%) of the officer’s target award applicable to those results (the “2007 Award Value”).  In the event of a Change in Control, as provided under the 2003 Incentive Plan, prior to the Compensation Committee’s determination of the 2007 Award Value, the 2007 Threshold EBITDA shall be deemed to have been achieved and the 2007 Award Value shall be deemed to be equal to the target EBITDA for fiscal 2007.  The number of shares of Common Stock to be issued to the officer, if any, will be calculated by dividing the 2007 Award Value by 90% of the closing price of the Company’s Common Stock on the date of grant as reported by the American Stock Exchange (or such other exchange on which the Company’s Common Stock is traded) (the “Award Shares”).

The following table sets forth the range of 2007 Award Values each officer may receive under the long-term incentive plan for fiscal 2007:

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

If Award Shares are issued to the officer, 25% of the shares of restricted Common Stock issued to each officer will be fully vested upon issuance. The remaining 75% of the shares of restricted Common Stock will vest in three equal annual installments following issuance if the officer remains employed by the Company.  The unvested shares will also fully vest upon a change in control, as provided in the 2003 Incentive Plan.

During the three months ended April 1, 2007, stock-based compensation of $45,000 was recorded related to the foregoing awards.

4. EMPLOYEE BENEFIT PLANS

The components of net periodic pension cost for the three months ended April 1, 2007 and April 2, 2006 were (in thousands):

	For the Three Months Ended
	April 1,	April 2,
	2007	2006

Interest cost	$1,702	$1,720
Expected return on assets	(1,975)	(1,969)
Net amortization of unrecognized net actuarial loss	610	719

Net periodic pension cost	$337	$470

The components of the net postretirement medical and life insurance benefit cost for the three months ended April 1, 2007 and April 2, 2006 were (in thousands):

	For the Three Months Ended
	April 1,	April 2,
	2007	2006

Service cost	$36	$41
Interest cost	105	95
Recognized actuarial loss	10	4
Net amortization of unrecognized prior service benefit	(36)	(36)

Net postretirement benefit cost	$115	$104

5. ASSET IMPAIRMENT AND DISCONTINUED OPERATIONS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the results of operations of a component of an entity that is classified as held for sale or that has been disposed of to be reported as discontinued operations in the statement of operations if certain conditions are met. These conditions include commitment to a plan of disposal after the effective date of this statement, elimination of the operations and cash flows of the entity component from the ongoing operations of the Company and no significant continuing involvement in the operations of the entity component after the disposal transaction.

In accordance with SFAS No. 144, the results of operations of the eight properties that were disposed of during 2006 and any related net gain on the disposals, as well as the results of operations of three properties held for sale at April 1, 2007 were reported separately as discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended April 1, 2007 and April 2, 2006.

During 2006, the Company closed one restaurant and committed to a plan to sell that restaurant.  At April 1, 2007, this property met the criteria for “held for sale” as defined in SFAS No. 144.  The results of operations associated with this restaurant were not material and therefore were reported within continuing operations in the accompanying condensed consolidated statements of operations for all periods presented.

For the three months ended April 1, 2007 and April 2, 2006, these discontinued results consisted of the following (in thousands):

	For the Three Months Ended
	April 1,	April 2,
	2007	2006

Net sales	$—	$—

Operating loss	$(14)	$(248)
Gain on disposals of property and equipment	—	2,864
Income tax benefit	—	—
(Loss) income from discontinued operations	$(14)	$2,616

The table below identifies the components of the “Loss on disposals of other property and equipment, net” as shown in the accompanying condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	April 1,	April 2,
	2007	2006

Restaurant equipment assets retired due to replacement	$35	$75
Loss due to restaurant fire	—	30
All other	—	4
Loss on disposals of other property and equipment, net	$35	$109

During each of the three month periods ended April 1, 2007 and April 2, 2006, the Company determined that the carrying value of one operating restaurant property exceeded its estimated fair value less costs to sell and the carrying values were reduced by $206,000 and $215,000, respectively.

6. INCOME TAXES

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

  The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48 on January 1, 2007, the Company recognized an additional $221,000 as a decrease to retained earnings. As of the date of adoption, the Company’s unrecognized tax benefits totaled $1,579,000, which would affect the Company’s tax rate if recognized. During the three months ended April 1, 2007, the Company recognized $94,000 in potential tax and interest associated with uncertain tax positions and settled one previously uncertain tax position which resulted in the payment of $72,065 of tax and $7,324 of interest.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. With few exceptions, the Company is no longer subject to US Federal and state and local income tax examinations for years before 2003.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its operations as income tax expenses. As of the date of implementation of FIN 48, the Company had approximately $580,000 accrued for interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company anticipates that the total unrecognized tax benefits will decrease by approximately $500,000 due to the settlement of ongoing state voluntary disclosure processes prior to March 30, 2008.

7. SEGMENT REPORTING

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

The Company’s restaurants target families with children and adults who desire a reasonably-priced meal in a full-service setting. The Company’s menu offers a broad selection of freshly-prepared foods which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items. The Company’s foodservice operations manufactures premium ice cream dessert products and distributes such manufactured products and purchased finished goods to Company-operated and franchised restaurants. Additionally, it sells premium ice cream dessert products to distributors and retail locations. The Company’s franchise segment includes a royalty based on franchise restaurant revenue. In addition, the Company receives rental income from various franchised restaurants. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment. These costs include expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarter activities.

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

Adjusted EBITDA represents net income (loss) from continuing operations before (i) (provision for) benefit from income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) write-downs of property and equipment, (v) net periodic pension cost and (vi) other non-cash items. Adjusted EBITDA is a non-GAAP financial measure.  The Company has included information concerning adjusted EBITDA in this Form 10-Q because the Company’s management incentive plan pays bonuses based on achieving operating segment adjusted EBITDA targets and the Company believes that such information is used by certain investors as one measure of a company’s historical ability to service debt. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, earnings (loss) from continuing operations or other traditional indications of the Company’s operating performance.

Due to a reorganization of the finance group, positions within the foodservice accounting department were absorbed by various corporate finance departments.  The costs related to those positions are now included in general and administrative corporate expenses.  Results for the three months ended April 2, 2006 have been restated accordingly.  Adjusted EBITDA and loss from continuing operations before benefit from income taxes have been restated to remove the costs associated with this department of $120,000 during the three month period ended April 2, 2006.

	For the Three Months Ended
	April 1,	April 2,
	2007	2006
	(in thousands)
Revenues:
Restaurant	$93,187	$95,276
Foodservice	53,588	54,958
Franchise	3,495	3,545
Total	$150,270	$153,779

Intersegment revenues:
Restaurant	$—	$—
Foodservice	(27,644)	(28,064)
Franchise	—	—
Total	$(27,644)	$(28,064)

External revenues:
Restaurant	$93,187	$95,276
Foodservice	25,944	26,894
Franchise	3,495	3,545
Total	$122,626	$125,715

	For the Three Months Ended
	April 1,	April 2,
	2007	2006
	(in thousands)

Adjusted EBITDA:
Restaurant	$5,728	$6,834
Foodservice	3,175	2,668
Franchise	2,116	2,418
Corporate	(5,539)	(5,699)
(Loss) gain on property and equipment, net	(34)	758
Pension cost included in reporting segments	337	470
Total	$5,783	$7,449

Interest expense, net-Corporate	$4,924	$5,420

Depreciation and amortization:
Restaurant	$3,897	$4,143
Foodservice	1,274	736
Franchise	137	68
Corporate	852	833
Total	$6,160	$5,780

Other non-cash expenses:
Net periodic pension cost	$337	$470
Write-downs of property and equipment	206	215
Total	$543	$685

Income (loss) from continuing operations before provision for income taxes:
Restaurant	$1,831	$2,691
Foodservice	1,901	1,932
Franchise	1,979	2,350
Corporate	(11,315)	(11,952)
Gain on property and equipment, net	(240)	543
Total	$(5,844)	$(4,436)

	For the Three	For the
	Months Ended	Year Ended
	April 1, 2007	December 31, 2006
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$1,757	$16,068
Foodservice	692	4,306
Corporate	81	1,350
Total	$2,530	$21,724

	April 1,	December 31,
	2007	2006
	(in thousands)
Total assets:
Restaurant	$117,968	$119,787
Foodservice	40,464	40,875
Franchise	11,472	11,827
Corporate	43,002	47,678
Total	$212,906	$220,167

8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligation related to its $175 million of 8.375% senior notes (the “Senior Notes”) is guaranteed fully and unconditionally by one of FICC’s wholly owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the “Parent Company”), Friendly’s Restaurants Franchise, LLC (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Restaurant Insurance Corporation, Friendly’s Realty I, LLC, Friendly’s Realty II, LLC and Friendly’s Realty III, LLC (collectively, the “Non-guarantor Subsidiaries”). All of the limited liability companies’ (the “LLCs”) assets were owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs’ assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of April 1, 2007 and December 31, 2006 and for the three months ended April 1, 2007 and April 2, 2006 were not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet
As of April 1, 2007
(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$18,546	$1,113	$2,201	$—	$21,860
Restricted cash	—	—	380	—	380
Accounts receivable, net	10,529	1,735	—	—	12,264
Inventories	15,967	—	—	—	15,967
Assets held for sale	896	—	—	—	896
Deferred income taxes	—	156	—	(156)	—
Prepaid expenses and other current assets	3,899	49	7,785	(8,358)	3,375
Total current assets	49,837	3,053	10,366	(8,514)	54,742
Deferred income taxes	928	288	—	(288)	928
Property and equipment, net	93,902	—	40,095	—	133,997
Intangibles and deferred costs, net	15,381	—	1,969	—	17,350
Investments in subsidiaries	(287)	—	—	287	—
Other assets	4,974	974	915	(974)	5,889

Total assets	$164,735	$4,315	$53,345	$(9,489)	$212,906

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$9,427	$—	$1,524	$(7,776)	$3,175
Accounts payable	20,532	—	—	—	20,532
Deferred income taxes	156	—	—	(156)	—
Accrued expenses	39,349	2,739	1,523	(582)	43,029
Total current liabilities	69,464	2,739	3,047	(8,514)	66,736
Deferred income taxes	288	—	—	(288)	—
Long-term obligations, less current maturities	180,240	—	46,266	—	226,506
Other long-term liabilities	47,563	683	5,212	(974)	52,484
Stockholders’ (deficit) equity	(132,820)	893	(1,180)	287	(132,820)

Total liabilities and stockholders’ (deficit) equity	$164,735	$4,315	$53,345	$(9,489)	$212,906

Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended April 1, 2007
(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues	$120,183	$2,443	$—	$—	$122,626

Costs and expenses:
Cost of sales	47,103	—	—	—	47,103
Labor and benefits	34,397	—	—	—	34,397
Operating expenses and write-
downs of property and equipment	26,824	—	(1,606)	—	25,218
General and administrative expenses	9,478	1,155	—	—	10,633
Depreciation and amortization	5,626	—	534	—	6,160
Gain on franchise sales of restaurant operations and properties	—	—	—	—	—
Loss on disposals of other property and equipment, net	35	—	—	—	35
Interest expense, net	3,877	—	1,047	—	4,924

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(7,157)	1,288	25	—	(5,844)

Benefit from (provision for) income taxes	488	(528)	(54)	—	(94)

(Loss) income from continuing operations	(6,669)	760	(29)	—	(5,938)

Loss from discontinued operations	(14)	—	—	—	(14)

(Loss) income before equity in net income of consolidated subsidiaries	(6,683)	760	(29)	—	(5,952)

Equity in net income of consolidated subsidiaries	731	—	—	(731)	—

Net (loss) income	$(5,952)	$760	$(29)	$(731)	$(5,952)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Three Months Ended April 1, 2007
(In thousands)

			Non-
	Parent	Guarantor	guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(749)	$315	$633	$(158)	$41

Cash flows from investing activities:
Purchases of property and equipment	(2,530)	—	—	—	(2,530)
Proceeds from sales of property and equipment	—	—	—	—	—
Return of investment in subsidiary	125	—	—	(125)	—
Net cash used in investing activities	(2,405)	—	—	(125)	(2,530)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	—	—	—	—
Repayments of obligations	(385)	—	(370)	—	(755)
Payments of deferred financing costs	(9)	—	—	—	(9)
Stock options exercised	36	—	—	—	36
Reinsurance payments made from deposits	—	—	(158)	158	—
Dividends paid	—	—	(125)	125	—
Net cash used in financing activities	(358)	—	(653)	283	(728)

Net (decrease) increase in cash and cash equivalents	(3,512)	315	(20)	—	(3,217)

Cash and cash equivalents, beginning of period	22,058	798	2,221	—	25,077

Cash and cash equivalents, end of period	$18,546	$1,113	$2,201	$—	$21,860

Supplemental disclosures:
Interest paid	$219	$—	$1,050	$—	$1,269
Income taxes paid	41	130	61	—	232

Supplemental Condensed Consolidating Balance Sheet
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

Forward Looking Statements

Statements contained herein that are not historical facts constitute “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “plans,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward looking statements.  Forward looking statements include, but are not limited to, statements relating to the sufficiency of our capital resources, trends relating to our results of operations, changes in commodity prices, anticipated capital expenditures, and estimates and assumptions used in the preparation of our financial statements.

All forward looking statements are subject to known and unknown risks, uncertainties and other factors which could cause our or the foodservice industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include: our highly competitive business environment; exposure to fluctuating commodity prices; risks associated with the foodservice industry, such as changes in consumer tastes and adverse publicity resulting from food quality, illness, injury or other health concerns; the ability to retain and attract new and qualified employees; government regulations; high geographic concentration in the Northeast and its attendant weather patterns; conditions needed to meet restaurant re-imaging and new opening targets; risks and uncertainties arising out of accounting estimates and adjustments; our ability to service our debt and other obligations; our ability to meet ongoing financial covenants contained in our debt instruments, loan agreements, leases and other long-term commitments; unforeseen or increased costs associated with litigation and similar matters; and costs associated with improved service and other initiatives.  On March 7, 2007, we announced that our Board of Directors is exploring strategic alternatives for enhancing shareholder value, including a possible sale of the Company.  There is no assurance that the process will result in any specific transaction. However, the implementation of certain strategic alternatives could affect our current plans and strategies, and any forward-looking statements in this report are qualified by reference to our ongoing analysis.  Other factors that could adversely affect our business and prospects are described in our filings with the Securities and Exchange Commission, including our 2006 Annual Report on Form 10-K/A.

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

Overview

We are a leading full-service, casual dining restaurant company and provider of premium ice cream products with locations primarily in the Northeast.  As of April 1, 2007, we operated 317 full-service restaurants and franchised 198 full-service restaurants and seven non-traditional units, located in 16 states.

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

Following is a summary of the Company-operated and franchised units:

	For the Three Months Ended
	April 1,	April 2,
	2007	2006

Company Units:
Beginning of period	316	314
Openings	1	1
Acquired from franchisees	1	—
Acquired by franchisees	—	(1)
Closings	(1)	(2)
End of period	317	312

Franchised Units:
Beginning of period	205	213
Openings	1	—
Acquired by franchisees	—	1
Acquired from franchisees	(1)	—
Closings	—	—
End of period	205	214

Discontinued Operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the results of operations of a component of an entity that is classified as held for sale or that has been disposed of to be reported as discontinued operations in the statement of operations if certain conditions are met. These conditions include commitment to a plan of disposal after the effective date of this statement, elimination of the operations and cash flows of the entity component from our ongoing operations and no significant continuing involvement in the operations of the entity component after the disposal transaction.

In accordance with SFAS No. 144, the results of operations of the eight properties that were disposed of during 2006 and any related net gain on the disposals, as well as the results of operations of three properties held for sale at April 1, 2007 were reported separately as discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended April 1, 2007 and April 2, 2006.

During 2006, we closed one restaurant and committed to a plan to sell that restaurant.  At April 1, 2007, this property met the criteria for “held for sale” as defined in SFAS No. 144.  The results of operations associated with this restaurant were not material and therefore were reported within continuing operations in the accompanying condensed consolidated statements of operations for all periods presented.

Three Months Ended April 1, 2007 Compared With Three Months Ended April 2, 2006

Revenues:

Total revenues — Total revenues decreased $3.1 million, or 2.5%, to $122.6 million for the three months ended April 1, 2007 from $125.7 million for the same quarter in 2006.

Restaurant revenues — Restaurant revenues decreased $2.1 million, or 2.2%, to $93.2 million for the three months ended April 1, 2007 from $95.3 million for the same period in 2006. Comparable Company-operated restaurant revenues during this period decreased by $3.6 million, or 4.1%, compared to an increase of 4.8% experienced during the same period in 2006. Colder weather in 2007, especially at night, combined with a greater number of operating days with significant snow and rain events, had a negative impact on sales. The closing of six locations and the acquisition of six Company-operated locations by franchisees over the past 15 months resulted in declines of $0.8 million and $1.7 million, respectively, in restaurant revenues in the three months ended April 1, 2007 as compared to the same period in 2006. These decreases were partially offset by our opening three new restaurants and taking over operation of twelve formerly franchised restaurants over the past 15 months, which resulted in increased revenues of $4.0 million.  We began operating the twelve restaurants in December 2006 following a default and peaceful surrender by a former franchisee under its leases and franchise agreements with us. We are currently operating these restaurants while we search for a new franchisee to take over their operation.  If the properties are not re-franchised, we may acquire or close the restaurants, at our option.

There was one new restaurant opened during each of the first quarters of 2007 and 2006.

Foodservice revenues — Foodservice revenues (product sales to franchisees and retail customers) decreased $1.0 million, or 3.5%, to $25.9 million for the three months ended April 1, 2007 from $26.9 million for the three months ended April 2, 2006. Sales to foodservice retail supermarket customers decreased $0.7 million in the three months ended April 1, 2007 compared to the same period in 2006 primarily due to lower case volume of 5.8% and higher promotional trade spending and sales allowances of 0.7% of sales during the period.  Franchised restaurant product revenue decreased $0.3 million. Revenues from product sales to franchisees decreased due primarily to a lower average number of operating franchised restaurants throughout the quarter, 205 for the 2007 quarter compared to 214 for the 2006 quarter.  The lower average number of operating franchised restaurants was primarily due to the default by a former franchisee under its leases and franchise agreements with us with respect to twelve franchised restaurants.  We are currently operating these restaurants while we seek a substitute franchisee.  Additionally, a 4.6% reduction in comparable franchised restaurant revenues was experienced during the three months ended April 1, 2007, compared to the 0.6% increase in comparable franchised restaurant revenues experienced in the three months ended April 2, 2006.

Franchise revenues — Franchise revenues were $3.5 million for both three month periods in 2007 and 2006.

Royalties of $2.4 million decreased $0.1 million for the three months ended April 1, 2007 as compared to the same period in 2006 due primarily to a lower average number of operating franchised restaurants throughout the quarter, 205 for the 2007 quarter compared to 214 for the 2006 quarter.  Additionally, a 4.6% reduction in comparable franchised restaurant revenues was experienced during the three months ended April 1, 2007, compared to the 0.6% increase in comparable franchised restaurant revenues experienced in the three months ended April 2, 2006.

Initial franchise fees were minimal during the three months ended April 1, 2007 and April 2, 2006.

Rental income for leased and subleased franchise locations increased $0.1 million, to a total of $1.1 million, for the three months ended April 1, 2007 primarily due to increases in miscellaneous occupancy revenues, which were partially offset by a decrease in the number of operating franchised locations.

Cost of sales:

Cost of sales decreased $1.3 million, or 2.6%, to $47.1 million for the three months ended April 1, 2007 from $48.4 million for the same period in 2006. Cost of sales as a percentage of total revenues was 38.4% and 38.5% for the three months ended April 1, 2007 and April 2, 2006, respectively. This improvement resulted primarily from a 0.8% improvement in cost of sales experienced within the foodservice segment, as the overall sales mix between restaurants and foodservice remained essentially the same year over year. The improvement in foodservice cost of sales more than offset the 0.3% increase experienced in restaurant cost of sales.

Restaurant cost of sales as a percentage of restaurant revenues increased to 27.1% for the three months ended April 1, 2007 from 26.8% for the same period in 2006. This increase was due primarily to normal increases in prices for commodities, as menu pricing was only marginally up year over year.

Foodservice cost of sales as a percentage of foodservice revenues decreased to 84.2% in the three months ended April 1, 2007 from 85.0% in the three months ended April 2, 2006. This improvement was primarily a result of lower cream costs in the 2007 period compared to the same period in 2006.

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

The overall cost of cream was approximately $0.3 million lower in the three month period ended April 1, 2007 (weighted average price of $1.24 per pound) when compared to the same period in 2006 (weighted average price of $1.35 per pound).  Additionally, market losses on cash-settled butter futures contracts were $0.4 million lower than the losses experienced on butter future contracts during the three months ended April 2, 2006.  Approximately 70% of this $0.7 million net cost of sales benefit on a year to date basis, or approximately $0.5 million, was reported within our foodservice segment.

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

At April 1, 2007, we held 55 contracts, spread over the remaining months of 2007.  These contracts correspond to approximately 20% of our anticipated cream purchases for the periods represented.

For the remainder of 2007, we expect that cream prices will be higher than the prices experienced for the same period in 2006 due to the spread in the futures market compared to the actual prices of last year.

Labor and benefits:

Labor and benefits, which were only reported within our restaurant segment, decreased $1.6 million, or 4.5%, to $34.4 million for the three months ended April 1, 2007 from $36.0 million for the three months ended April 2, 2006. As a percentage of total revenues, labor and benefits decreased to 28.1% for the three months ended April 1, 2007 from 28.6% for the three months ended April 2, 2006. Labor and benefits, as a percentage of Company restaurant revenue only, decreased to 36.9% for the three months ended April 1, 2007 from 37.8% for the same period in 2006. The decrease was partially a result of lower general manager bonus of $0.4 million resulting from the negative comparable restaurant revenues generated during the quarter. In addition, fringe benefits decreased by 0.4% of Company restaurant revenues, due mostly to a slight reduction in non-group related insurance costs such as workers compensation.

Operating expenses:

Operating expenses increased $1.0 million, or 4.2%, to $25.0 million for the three months ended April 1, 2007 from $24.0 million for the three months ended April 2, 2006.  Operating expenses as a percentage of total revenues were 20.4% and 19.1% in the 2007 and 2006 periods, respectively. A significant portion of these expenses ($24.3 million in 2007 and $22.9 million in 2006) were reported within our restaurant segment. In the three months ended April 1, 2007, these costs consisted of $3.7 million in supplies, $5.3 million in utilities, $2.7 million in maintenance, $2.7 million in advertising, $5.6 million in occupancy and $4.3 million in other restaurant expenses. The increase is primarily due to increases in advertising ($0.5 million) resulting from two additional weeks of television advertising during the first quarter of 2007, occupancy ($0.4 million), utility costs ($0.3 million) and supplies ($0.2 million).  These increases were partially offset by lower selling expenses in the foodservice segment of $0.5 million.

General and administrative expenses:

General and administrative expenses were $10.6 million and $11.1 million for the three months ended April 1, 2007 and April 2, 2006, respectively. General and administrative expenses as a percentage of total revenues decreased to 8.7% in the 2007 period from 8.8% in the 2006 period. The $0.5 million decrease was primarily the result of lower salary, severance, fringe benefit, and bonus costs of $0.7 million partially offset by increased legal fees and stock compensation expense of $0.1 million and $0.1 million, respectively.

Write-downs of property and equipment:

Write-downs of property and equipment were $0.2 million in each of the three month periods ended April 1, 2007 and April 2, 2006. During each of the three month periods ended April 1, 2007 and April 2, 2006, we determined that the carrying value of one restaurant property exceeded its estimated fair value less costs to sell and each of the carrying values were reduced by $0.2 million accordingly.

Depreciation and amortization:

Depreciation and amortization was $6.2 million and $5.8 million for the three months ended April 1, 2007 and April 2, 2006, respectively. Depreciation and amortization as a percentage of total revenues was 5.0% and 4.6% in the 2007 and 2006 periods, respectively.  The increase in depreciation and amortization was primarily related to accelerated depreciation on equipment associated with the conversion of our 56 oz packaging format from the traditional “brick” container to the more contemporary and consumer-friendly “sqround” package.

Gain on franchise sales of restaurant operations and properties:

Gain on franchise sales of restaurant operations and properties was $0.9 million in the three months ended April 2, 2006 associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in one existing Friendly’s restaurant.  There was no gain on sales of restaurant operations and properties during the three months ended April 1, 2007.

Loss on disposals of other property and equipment, net:

The loss on disposals of other property and equipment, net was $35 thousand and $0.1 million for the three months ended April 1, 2007 and April 2, 2006, respectively.  The table below identifies the components of the loss on disposals of other property and equipment, net as shown on the accompanying condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	April 1,	April 2,
	2007	2006

Restaurant equipment assets retired due to replacement	$35	$75
Loss due to restaurant fire	—	30
All other	—	4
Loss on disposals of other property and equipment, net	$35	$109

Interest expense, net:

Interest expense, net of capitalized interest and interest income, was $4.9 million and $5.4 million for the three months ended April 1, 2007 and April 2, 2006, respectively. The decrease in interest expense in the 2007 period compared to the same period in 2006 was primarily due to reduced amounts of interest on our revolving credit facility as there were no borrowings against the revolving credit facility during the 2007 period as compared to borrowings of $8.0 million during the 2006 quarter. Total outstanding debt, including capital lease and finance obligations, decreased from $233.2 million at April 2, 2006 to $229.7 million at April 1, 2007.

Provision for income taxes:

As a result of the loss for each of the periods ended April 1, 2007 and April 2, 2006 and our intent to record valuation allowances on tax benefits until we can sustain an appropriate level of profitability, the benefit from income taxes from continuing operations was zero.  However, $0.1 million of tax expense relating to the accounting for uncertain tax positions was recognized in the three months ended April 1, 2007, resulting in an effective tax rate of (1.6)% for the three month period ended April 1, 2007 and 0% for the three months ended April 2, 2006.

Loss from continuing operations:

Loss from continuing operations was $5.9 million and $4.4 million for the three months ended April 1, 2007 and April 2, 2006, respectively, for the reasons discussed above.

(Loss) income from discontinued operations:

In accordance with SFAS No. 144, the results of operations of the eight properties that were disposed of during 2006 and any related net gain on the disposals, as well as the results of operations of three properties held for sale at April 1, 2007 were reported separately as discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended April 1, 2007 and April 2, 2006.

During 2006, we closed one restaurant and committed to a plan to sell that restaurant.  At April 1, 2007, this property met the criteria for “held for sale” as defined in SFAS No. 144.  The results of operations associated with this restaurant were not material and therefore were reported within continuing operations in the accompanying condensed consolidated statements of operations for all periods presented.

For the three months ended April 1, 2007 and April 2, 2006, this consisted of the following (in thousands):

	For the Three Months Ended
	April 1,	April 2,
	2007	2006

Net sales	$—	$—

Operating loss	$(14)	$(248)
Gain on disposals of property and equipment	—	2,864
Income tax benefit	—	—
(Loss) income from discontinued operations	$(14)	$2,616

Liquidity and Capital Resources

General:

Our primary sources of liquidity and capital resources are cash generated from operations and, if needed, borrowings under our $35 million revolving credit facility (the “Credit Facility”). Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Other sources of cash are sales of under-performing existing restaurant properties and other assets and sales of Company-operated locations to franchisees (to the extent our debt instruments permit). The amount of debt financing that we are able to incur is limited by the terms of our Credit Facility and 8.375% senior notes indenture. Below was the financing status of our operating restaurants and properties that we lease to our franchisees as of April 1, 2007:

	Company Operated	Franchise Operated
Owned land and building, mortgaged	59	12
Leased land, owned building, mortgaged	1	0
Sold and leased back	58	4
Owned land and building	18	4
Leased land, owned building	74	18
Leased land and building	107	8
Total	317	46

The Company-operated restaurants above not identified as owned land and building, mortgaged or sold and leased back secure our obligations under the Credit Facility. Of the 18 restaurant properties identified as owned land and building, five were available to be sold.

In addition to our 317 operating restaurants, we have four closed properties that are classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Operating Cash Flows:

Net cash provided by operating activities was $41 thousand and $2.7 million for the three months ended April 1, 2007 and April 2, 2006, respectively.  In 2007, cash provided by operating activities included a net loss of $6.0 million, offset by increases of $6.6 million for other non-cash expenses of depreciation and amortization, write-downs of property and equipment and stock compensation expense.  The net cash provided by operating activities was reduced by unfavorable changes in operating assets and liabilities primarily related to bonuses for fiscal 2006, which were paid in the first quarter of 2007.

We had a working capital deficit of $12.0 million and $10.6 million as of April 1, 2007 and December 31, 2006, respectively. Our working capital deficit includes assets classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The working capital needs of companies engaged in the restaurant industry are generally low and as a result, restaurants are frequently able to operate with a working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

Investing Cash Flows:

Net cash used in investing activities was $2.5 million for the three months ended April 1, 2007 as compared to net cash provided by investing activities of $3.4 million for the three months ended April 2, 2006.

During the three months ended April 1, 2007 and April 2, 2006, we spent $2.5 million and $2.4 million, respectively on capital expenditures, of which $1.8 million and $2.2 million, respectively, was spent on restaurant operations. Capital expenditures were offset by net proceeds from the sales of property and equipment of $5.8 million for the three months ended April 2, 2006.  There were no proceeds received during the three months ended April 1, 2007.

As of January 1, 2006, we had 11 restaurants that were reported as “held for sale” in accordance with SFAS No. 144. During the three months ended April 2, 2006, we sold five of these restaurants.  In accordance with SFAS No. 144, the results of operations of the five properties that were disposed of during the three months ended April 2, 2006 and the related net gain on the disposals, as well as the results of operations of the properties held for sale at April 2, 2006, were reported separately as discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended April 2, 2006.  Gross proceeds on the disposals of the five properties sold during the 2006 quarter were $5.1 million.  There were no properties sold during the 2007 quarter.

During the first quarter of 2006, we completed one transaction in which an existing franchisee purchased one existing Company-operated restaurant and agreed to develop a total of two new restaurants in future years.  Gross proceeds from this transaction were $1.2 million, of which $0.1 million was for franchise fees and $1.1 million was for the sale of certain assets and leasehold rights.  There were no such transactions during 2007.

Borrowings and Credit Facility:

8.375% Senior Notes.  In March 2004, we issued $175 million of 8.375% senior notes (the “Senior Notes”) in a private offering to finance the redemption in full of our then outstanding 10.5% senior notes.  The Senior Notes are unsecured senior obligations of FICC, guaranteed on an unsecured senior basis by FICC’s Friendly’s Restaurants Franchise, LLC subsidiary, but are effectively subordinated to all secured indebtedness of FICC, including the indebtedness incurred under our Credit Facility. The Senior Notes mature on June 15, 2012. Interest on the Senior Notes is payable at 8.375% per annum semi-annually on June 15 and December 15 of each year.  The Senior Notes are redeemable, in whole or in part, at any time on or after June 15, 2008 at FICC’s option at redemption prices from 104.188% to 100.00%, based on the redemption date.  In addition, at any time prior to June 15, 2007, FICC may redeem, subject to certain conditions, up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of one or more qualified equity offerings, as defined, at a redemption price of 108.375% of the principal amount, plus accrued interest.

Revolving Credit Facility.  We have a $35 million Credit Facility which is available for borrowings to provide working capital, for issuances of letters of credit and for other corporate needs. As of April 1, 2007 and December 31, 2006, total letters of credit outstanding were $15.5 million and $15.5 million, respectively. During 2007 and 2006, there were no drawings against the letters of credit.  The revolving credit loans bear interest at our option at either (a) the base rate plus the applicable margin as in effect from time to time (the “Base Rate”) (10.25% at April 1, 2007) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (9.32% at April 1, 2007). As of April 1, 2007 and December 31, 2006, there were no revolving credit loans outstanding. As of April 1, 2007 and December 31, 2006, $19.5 million and $19.5 million, respectively, was available for borrowing.

The Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases, liens, mergers, investments and sales of assets and of subsidiary stock. Additionally, the Credit Facility limits the amount which we may spend on capital expenditures, restricts the use of proceeds from certain asset sales, obligates us to repay outstanding amounts during certain periods of time during the year, and requires that we comply with certain financial covenants.  We were in compliance with the covenants in the Credit Facility as of April 1, 2007.

Mortgage Financings.

We have outstanding mortgage loans in connection with our $45 million fixed interest rate mortgage financing completed in December 2001 (the “Fixed Rate Mortgages”), and our $8.5 million variable interest rate mortgage financing completed in December 2005 (the “Variable Rate Mortgages”, and together with the Fixed Rate Mortgages, the “Mortgage Financings”).  The Fixed Rate Mortgages bear interest at a fixed annual rate of 10.16%, have a maturity date of January 1, 2022 and are amortized over 20 years.  The interest rate of the Variable Rate Mortgages is the sum of the 90-day LIBOR rate in effect (5.35% at April 1, 2007) plus 4% on an annual basis. Changes in the interest rate for the Variable Rate Mortgages are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes for the Variable Rate Mortgages are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The Variable Rate Mortgages have a maturity date of January 1, 2020 and are amortized over 14 years.  All of the Mortgage Financings are subject to annual covenants, including various minimum fixed charge coverage ratios.  We were in compliance with the covenants for the Variable Rate Mortgages and Fixed Rate Mortgages as of December 31, 2006.

Capital Expenditures.

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

Contractual Obligations and Commitments.

There have been no material changes to our contractual obligations and commitments from those disclosed in our 2006 Annual Report on Form 10-K/A.

Seasonality

Due to the seasonality of ice cream consumption, and the effect from time to time of weather on patronage of the restaurants, our revenues and operating income are typically higher in our second and third quarters.

Geographic Concentration

Approximately 94% of our Company-operated restaurants are located, and substantially all of our retail sales are generated, in the Northeast. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to this geographic region may adversely affect us more than certain of our competitors which are more geographically diverse.

Critical Accounting Estimates

The discussion and analysis of our consolidated financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, insurance reserves, recoverability of accounts receivable and notes receivable, stock compensation expense, income tax valuation allowances and pension and other post-retirement benefits expense. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The critical accounting estimates that we believe affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our 2006 Annual Report on Form 10-K/A. There has been no material change to our critical accounting estimates from those disclosed in our 2006 Annual Report on Form 10-K/A.

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

  We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48 on January 1, 2007, we recognized an additional $0.2 million as a decrease to retained earnings. As of the date of adoption, our unrecognized tax benefits totaled $1.6 million, which would affect our tax rate if recognized.  During the three months ended April 1, 2007, we recognized approximately $0.1 million in potential tax and interest associated with uncertain tax positions and settled one previously uncertain tax position which resulted in the payment of $72,065 of tax and $7,324 of interest.

We file numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. With few exceptions, we are no longer subject to US Federal and state and local income tax examinations for years before 2003.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our operations as income tax expenses. As of the date of implementation of FIN 48, we had approximately $0.6 million accrued for interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We anticipate that the total unrecognized tax benefits will decrease by approximately $0.5 million due to the settlement of ongoing state voluntary disclosure processes prior to March 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk exposure since the filing of the 2006 Annual Report on Form 10-K/A.

Item 4. Controls and Procedures

As of April 1, 2007, our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 1, 2007.

There were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to our risk factors from those disclosed in our 2006 Annual Report on Form 10-K/A.

Item 5.  Other Information

On May 9, 2007, we amended our change of control agreements with Messrs. George M. Condos, Kenneth D. Green, Gregory A. Pastore and Garrett J. Ulrich. Mr. Condos’ change of control agreement was amended to extend the period of time that he will be entitled to receive his salary continuation payments, health benefits and outplacement services, from one year to two years if, during the term of his agreement, his employment is terminated by us within 60 days after a change of control. Messrs. Green, Pastore and Ulrich’s change of control agreements were amended to provide for salary continuation payments in an amount equal to such employee’s base compensation (as defined in the agreement) for a period of two years, in lieu of a lump sum cash payment in an aggregate amount equal to the person’s base compensation for a one year period, and to provide continued health benefits and outplacement services for the two year period. These agreements were also amended to provide that we may delay or accelerate the salary continuation payments to the extent we determine it is necessary to comply with Section 409A of the Internal Revenue Code. All other provisions of their agreements remain in full force and effect.

Item 6.  Exhibits

(a) Exhibits

The exhibit index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friendly Ice Cream Corporation

By:	/s/ PAUL V. HOAGLAND
Name: Paul V. Hoagland
Title: Executive Vice President of Administration and Chief Financial Officer
(Principal Financial Officer)

Date:	May 11, 2007

EXHIBIT INDEX

3.2	Amended and Restated Bylaws, as amended.

10.1	Form of 2003 Incentive Plan Restricted Stock Agreement for officers*.

10.2	Form of 2003 Incentive Plan Restricted Stock Unit Award Agreement for officers*.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by George M. Condos.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Paul V. Hoagland.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by George M. Condos and Paul V. Hoagland.

*                    Management Contract or Compensatory Plan or Arrangement