Form 10-Q
period 2007-07-01
FRIENDLY ICE CREAM CORP
filed 2007-08-03
CIK 39135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2007

Common Stock, $.01 par value	8,176,121 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	July 1, 2007	December 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,927	$25,077
Restricted cash	230	517
Accounts receivable, net	13,252	11,435
Inventories	17,610	17,059
Assets held for sale	896	896
Prepaid expenses and other current assets	3,295	3,127
TOTAL CURRENT ASSETS	57,210	58,111
DEFERRED INCOME TAXES	928	928
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	132,329	137,425
INTANGIBLE ASSETS AND DEFERRED COSTS, net of accumulated amortization	16,899	17,783
OTHER ASSETS	6,378	5,920
TOTAL ASSETS	$213,744	$220,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,635	$1,563
Current maturities of capital lease and finance obligations	1,659	1,541
Accounts payable	24,970	22,247
Accrued salaries and benefits	9,525	8,230
Accrued interest payable	1,131	1,173
Insurance reserves	13,232	11,462
Other accrued expenses	16,114	22,475
TOTAL CURRENT LIABILITIES	68,266	68,691
CAPITAL LEASE AND FINANCE OBLIGATIONS, less current maturities	3,847	4,682
LONG-TERM DEBT, less current maturities	221,816	222,650
LIABILITY FOR PENSION BENEFITS	20,977	20,302
OTHER LONG-TERM LIABILITIES	31,503	30,738
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock	81	81
Additional paid-in capital	147,091	146,398
Accumulated other comprehensive loss	(23,514)	(23,514)
Accumulated deficit	(256,323)	(249,861)
TOTAL STOCKHOLDERS’ DEFICIT	(132,665)	(126,896)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$213,744	$220,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

REVENUES:
Restaurant	$107,173	$105,271	$199,970	$200,547
Foodservice	31,132	32,137	57,075	59,031
Franchise	3,937	4,082	7,432	7,627
TOTAL REVENUES	142,242	141,490	264,477	267,205

COSTS AND EXPENSES:
Cost of sales	54,642	51,939	101,627	100,324
Labor and benefits	38,577	36,943	72,824	72,955
Operating expenses	27,954	26,816	52,825	50,815
General and administrative expenses	11,291	11,449	21,925	22,546
Write-down of property and equipment	409	—	615	215
Depreciation and amortization	5,554	5,740	11,696	11,520
Gain on franchise sales of restaurant operations and properties	—	(1,145)	—	(2,011)
(Gain) loss on disposals of other property and equipment, net	(404)	366	(370)	475

OPERATING INCOME	4,219	9,382	3,335	10,366

Interest expense, net	4,952	5,147	9,876	10,567

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(733)	4,235	(6,541)	(201)

Provision for income taxes	(48)	(250)	(142)	(250)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(781)	3,985	(6,683)	(451)

INCOME FROM DISCONTINUED OPERATIONS, net of income tax effect of ($0) and ($450) for the three months ended July 1, 2007 and July 2, 2006, respectively, and ($0) and ($450) for the six months ended July 1, 2007 and July 2, 2006, respectively	493	674	442	3,290

NET (LOSS) INCOME	$(288)	$4,659	$(6,241)	$2,839

BASIC NET (LOSS) INCOME PER SHARE:
(Loss) income from continuing operations	$(0.10)	$0.50	$(0.82)	$(0.06)
Income from discontinued operations	0.06	0.09	0.05	0.42
Net (loss) income	$(0.04)	$0.59	$(0.77)	$0.36

DILUTED NET (LOSS) INCOME PER SHARE:
(Loss) income from continuing operations	$(0.10)	$0.50	$(0.82)	$(0.06)
Income from discontinued operations	0.06	0.08	0.05	0.41
Net (loss) income	$(0.04)	$0.58	$(0.77)	$0.35

WEIGHTED AVERAGE SHARES:
Basic	8,136	7,913	8,129	7,907
Diluted	8,136	8,044	8,129	8,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	July 1, 2007	July 2, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,241)	$2,839
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock compensation expense	538	200
Depreciation and amortization	11,696	11,520
Non-cash income from discontinued operations	(544)	(4,068)
Write-downs of property and equipment	615	215
Gain on disposals of property and equipment, net	(370)	(1,551)
Changes in operating assets and liabilities:
Accounts receivable	(1,817)	(8,219)
Inventories	(551)	(1,141)
Other assets	410	7,230
Accounts payable	2,723	(1,030)
Accrued expenses and other long-term liabilities	(2,119)	4,104
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,340	10,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,851)	(7,967)
Proceeds from sales of property and equipment	720	9,200
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(6,131)	1,233

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	—	8,000
Repayments of debt	(762)	(8,688)
Payments of deferred financing costs	—	(205)
Repayments of capital lease and finance obligations	(752)	(728)
Stock options exercised	155	65
NET CASH USED IN FINANCING ACTIVITIES	(1,359)	(1,556)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,150)	9,776

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,077	14,597

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,927	$24,373

SUPPLEMENTAL DISCLOSURES:
Capital lease obligations incurred	35	—
Note received from sale of lease rights	750	—

Cash paid (refunded) during the period for:
Interest	$9,876	$10,138
Income taxes	289	(287)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLY ICE CREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. RECENT DEVELOPMENTS AND SUBSEQUENT EVENT

Recent Developments

On June 17, 2007, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Freeze Operations Holding Corp. (“Parent”) and Freeze Operations, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company, and the Company would continue as the surviving corporation of the merger (the “Merger”). Parent is an affiliate of Sun Capital Partners, a private equity firm. Upon completion of the Merger, (i) the Company will become a privately held, wholly owned subsidiary of Parent, (ii) each share of Company common stock issued and outstanding immediately prior to the completion of the Merger (other than shares held in treasury by the Company or held by any wholly owned subsidiary of the Company) will be converted into the right to receive $15.50 in cash (the “Merger Consideration”), (iii) each option to purchase Company common stock that is outstanding and unexercised immediately prior to the completion of the Merger will be canceled and converted into the right to receive an amount in cash as provided in the Merger Agreement and (iv) each restricted share that is outstanding immediately prior to the completion of the Merger will be canceled and converted into the right to receive, in respect of each underlying share of Company common stock, the Merger Consideration.

The Company has made customary representations and warranties and covenants in the Merger Agreement, including covenants relating to obtaining the requisite approval of its shareholders, the Company’s conduct of business between the date of the signing of the Merger Agreement and the closing of the transaction and, subject to certain exceptions, the Company’s agreement not to solicit, enter into discussions regarding, or provide information in connection with, alternative transactions.

The Merger Agreement has been approved by the Company’s board of directors. Completion of the Merger is not subject to a financing condition, but is subject to customary conditions to closing, including, among other things, the adoption of the Merger Agreement by the Company’s shareholders.  The U.S. antitrust agencies have granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  The Merger Agreement contains certain termination rights of both parties and provides that, upon the termination of the Merger Agreement under certain circumstances, the Company would be required to pay Parent a termination fee of $5.0 million plus certain expenses of Parent, and Parent would be required to pay the Company a termination fee of $5.0 million. A Special Meeting of Shareholders has been scheduled for August 29, 2007 for a vote on the proposed Merger and the transaction is expected to close in the third quarter of 2007.

The Company expects that shortly after shareholder approval is received, the transaction will close.  In connection with the closing, the Company expects to record compensation expense in the amount of $6,410,000 related to the acceleration of stock options, restricted stock, restricted stock units and performance units.

Subsequent Event

On July 26, 2007, at the request of Parent pursuant to the terms of the Merger Agreement and in connection with the Merger, the Company commenced an offer (the “Offer”) to purchase for cash any and all of its outstanding $175,000,000 aggregate principal amount of 8.375% Senior Notes due 2012 (the “Senior Notes”), on the terms and subject to the conditions set forth in the Company’s Offer to Purchase and Solicitation Statement dated July 26, 2007 (the “Offer to Purchase and Solicitation Statement”).  The Company is also soliciting consents (the “Solicitation”) from holders of the Senior Notes for certain amendments to the indenture governing the Senior Notes that would, among other things, eliminate substantially all of the restrictive covenants and certain events of default contained in the indenture under which the Senior Notes were issued.  The Solicitation is expected to expire at 5:00 p.m., New York City time, on August 8, 2007, unless earlier extended or terminated (the “Consent Date”), and the Offer is expected to expire at 12:00 a.m., New York City Time, on August 22, 2007, unless extended or earlier terminated (the “Expiration Time”).  The total consideration to be paid for each $1,000 in principal amount of the Senior Notes validly tendered and accepted for purchase will be paid in cash and will be calculated based on a fixed spread pricing formula.  The total consideration will be determined on the tenth business day prior to the expiration time of the Offer based, in part, upon a fixed spread of 50 basis points over the yield of the 4.875% U.S. Treasury Note due May 31, 2008.  The total consideration includes a consent payment equal to $30 per $1,000 in principal amount of the Senior Notes.  The detailed methodology for calculating the total consideration for the Senior Notes is outlined in the Offer to Purchase and Solicitation Statement.  Holders of Senior Notes who tender on or prior to the Consent Date will be eligible to receive the total consideration, and holders who validly tender their Senior Notes after the Consent Date, but on or prior to the Expiration Time, will be eligible to receive the total consideration less the consent payment.  In either case, all holders who validly tender their Senior Notes will receive accrued and unpaid interest up to, but not including the date of settlement. The Company’s Offer and Solicitation are conditioned on the closing of the Merger, the receipt of valid consents from holders of a majority of the aggregate principal amount of the Senior Notes, the execution and delivery of a supplemental indenture which implements the proposed amendments in respect of the Senior Notes upon receipt of the consents required for those amendments, and certain other general conditions.  The completion of the Offer and Solicitation is not a condition to the completion of the Merger.

In connection with the Offer, the Company expects to write off unamortized deferred financing costs of $3,543,000.

2. NATURE OF OPERATIONS

As of July 1, 2007, Friendly’s operated 316 full-service restaurants and franchised 199 full-service restaurants and seven non-traditional units. The Company manufactures and distributes a full line of premium ice cream dessert products. These products are distributed to Friendly’s restaurants, supermarkets and other retail locations in 12 states. The restaurants offer a wide variety of breakfast, lunch and dinner menu items as well as premium ice cream dessert products.

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

Following is a summary of Company-operated and franchised units:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Company Units:
Beginning of period	317	312	316	314
Openings	—	1	1	2
Acquired from franchisees	—	—	1	—
Acquired by franchisees	—	(3)	—	(4)
Closings	(1)	(1)	(2)	(3)
End of period	316	309	316	309

Franchised Units:
Beginning of period	205	214	205	213
Openings	3	1	4	1
Acquired by franchisees	—	3	—	4
Acquired from franchisees	—	—	(1)	—
Closings	(2)	(1)	(2)	(1)
End of period	206	217	206	217

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information -

The accompanying condensed consolidated financial statements as of July 1, 2007 and for the three and six months ended July 1, 2007 and July 2, 2006 are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations, cash flows and comprehensive loss of the Company have been included. Such adjustments consist solely of normal recurring accruals. Operating results for the three and six month periods ended July 1, 2007 and July 2, 2006 are not necessarily indicative of the results that may be expected for the entire year due, in part, to the seasonality of the Company’s business. Historically, higher revenues and operating income have been experienced during the second and third fiscal quarters. The Company’s consolidated financial statements, including the notes thereto, which are contained in the 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as amended (“2006 Annual Report on Form 10-K/A”) should be read in conjunction with these condensed, consolidated financial statements. Capitalized terms not otherwise defined herein should be referenced to the 2006 Annual Report on Form 10-K/A.

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

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following at July 1, 2007 and December 31, 2006 (in thousands):

	July 1, 2007	December 31, 2006

Raw materials	$1,812	$1,640
Goods in process	848	158
Finished goods	14,950	15,261
Total	$17,610	$17,059

Other Accrued Expenses -

Other accrued expenses consisted of the following at July 1, 2007 and December 31, 2006 (in thousands):

	July 1, 2007	December 31, 2006

Accrued rent	$5,101	$5,178
Accrued meals and other taxes	2,757	2,241
Gift cards outstanding	2,505	4,317
Accrued construction costs	1,361	918
Unearned revenues	1,078	1,153
Current portion of deferred gains	651	638
Accrued advertising	632	1,150
Income taxes payable	488	1,962
Accrued bonus	389	3,635
All other	1,152	1,283
Total	$16,114	$22,475

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

Lease Guarantees and Contingencies -

Primarily as a result of the Company’s strategy to sell Company-operated restaurants to franchisees, the Company remains liable for certain lease assignments and guarantees. These leases have varying terms, the latest of which expires in 2020. As of July 1, 2007, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was $6,512,000. The present value of these potential payments discounted at the Company’s pre-tax cost of debt at July 1, 2007 was $4,940,000. The Company generally has cross-default provisions with franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. The Company believes these cross-default provisions significantly reduce the risk that the Company will be required to make payments under these leases and, historically, the Company has not been required to make such payments. Accordingly, no liability has been recorded for exposure under such leases at July 1, 2007 and December 31, 2006.

Net (Loss) Income Per Share -

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options that are assumed exercised for calculation purposes. The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 261,125 and 274,158 for the three months ended July 1, 2007 and July 2, 2006, respectively.  The number of common stock options which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 218,616 and 274,158 for the six months ended July 1, 2007 and July 2, 2006, respectively.

Presented below is the reconciliation between basic and diluted weighted average shares for the three and six months ended July 1, 2007 and July 2, 2006 (in thousands):

	For the Three Months Ended
	Basic		Diluted
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Weighted average number of common shares outstanding during the period	8,136	7,913	8,136	7,913
Adjustments:
Assumed exercise of stock options	—	—	—	131
Weighted average number of shares outstanding	8,136	7,913	8,136	8,044

	For the Six Months Ended
	Basic		Diluted
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Weighted average number of common shares outstanding during the period	8,129	7,907	8,129	7,907
Adjustments:
Assumed exercise of stock options	—	—	—	141
Weighted average number of shares outstanding	8,129	7,907	8,129	8,048

Stock-Based Compensation -

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.

4. STOCK BASED COMPENSATION

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

Key Executive Stock Option - On January 8, 2007, as a material inducement to the employment of George M. Condos, the Company’s President and Chief Executive Officer, the Company granted Mr. Condos stock options to purchase an aggregate of 75,000 shares of the Company’s common stock, at an exercise price of $11.80 per share (equal to the closing price of the Company’s common stock on the American Stock Exchange on the date of grant).  These stock options were granted outside of any of the Company’s equity incentive and stock option plans, pursuant to an exemption from the American Stock Exchange stockholder approval requirement set forth in Section 711 of the American Stock Exchange Company Guide.  The stock options vest in three equal annual installments and expire five years after the date of grant.

Options issued pursuant to the 1997 Plan and the 2003 Incentive Plan generally vest over three years, and have a five year expiration date.

Grant-Date Fair Value -

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the six months ended July 1, 2007 and July 2, 2006 were calculated using the following estimated weighted average assumptions:

	Six Months Ended
	July 1, 2007		July 2, 2006
Options granted	136,720		145,409
Weighted-average exercise price	$13.02		$8.10
Weighted-average grant date fair value	$4.90		$3.82
Assumptions:
Risk free interest rate	4.45%-4.6	6%	4.68%
Expected life (in years)	4		4
Expected volatility	40.13%		54.86%
Expected dividend yield	0.00%		0.00%

There were no options granted during the three months ended July 1, 2007 or July 2, 2006.

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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects that 100% of its outstanding stock options will become fully vested upon completion of the proposed merger with an affiliate of Sun Capital pursuant to that certain definitive merger agreement and plan of merger dated June 17, 2007 by and among the Company, Freeze Operations Holding Corp. and Freeze Operations, Inc., and therefore has applied no annual forfeiture rate to stock options granted as of July 1, 2007.  See Note 1.

Option Activity -

A summary of the stock option activity under the Company’s equity compensation plans as of July 1, 2007 and changes during the six-month period then ended is presented below:

	Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	452,280		$8.83
Granted	136,720		$13.02
Cancelled	(800)		$17.38
Forfeited	(14,164)		$8.29
Exercised	(17,139)		$9.12
Options outstanding at July 1, 2007	556,897	3.34	$9.85	$4,587,741

Options fully vested and exercisable at July 1, 2007	309,442	2.58	$8.76	$2,065,136

During the three and six months ended July 1, 2007, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $69,000 and $79,000, respectively, and the total amount of cash received from exercise of stock options was $120,000 and $156,000, respectively.

As of July 1, 2007, there was $949,000 of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.33 years.

Restricted Stock and Restricted Stock Unit Activity -

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

On February 28, 2007 the Compensation Committee determined that the Company exceeded the threshold EBITDA for fiscal 2006, and awarded shares of restricted common stock under the Company’s 2003 Incentive Plan to each of the officers named below.  The number of shares of restricted common stock issued to each officer listed below was determined by dividing the officer’s 2006 Award Value (set forth below) by 90% of the closing price of the Company’s common stock on the date of grant as reported on the American Stock Exchange.  25% of the shares of restricted common stock issued to each officer were fully vested upon issuance.  The remaining 75% of the shares of restricted common stock will vest in three equal annual installments following issuance if the officer remains employed by the Company.  The unvested shares of restricted common stock will also fully vest upon a change in control, as provided in the 2003 Incentive Plan.

The following table sets forth for each officer listed below the 2006 Award Value and the number of shares of restricted common stock such officer received under the long-term incentive plan for fiscal 2006.

Name	Award Value	Number of Shares
Paul Hoagland	$188,664	17,469
Gregory Pastore	$79,207	7,334
Kenneth Green	$91,304	8,454
Garrett Ulrich	$91,690	8,490

For awards that vest subject to performance conditions, compensation expense is recognized ratably for each tranche of the award over the performance period if it is probable that performance conditions will be met.  During the three months ended July 1, 2007 and July 2, 2006, stock-based compensation cost of $246,000 and $22,000, respectively, was recorded related to the restricted stock units issued and shares of restricted common stock issued pursuant to the long-term incentive plan for fiscal 2006.  During the six months ended July 1, 2007 and July 2, 2006, stock-based compensation cost of $327,000 and $44,000, respectively, was recorded related to the restricted stock units issued and shares of restricted common stock issued pursuant to the long-term incentive plan for fiscal 2006.  As of July 1, 2007, there was $547,000 of total unrecognized compensation cost related to unvested restricted stock units and shares of restricted common stock.  That cost is expected to be recognized over a weighted-average period of 2.15 years.

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

The following table sets forth the range of 2007 Award Values each officer may receive under the long-term incentive plan for fiscal 2007:

Name	Value of Award
George Condos	$159,125	To	$477,375
Paul Hoagland	$83,670	To	$251,009
Gregory Pastore	$35,477	To	$106,430
Kenneth Green	$44,053	To	$132,158
Garrett Ulrich	$41,071	To	$123,213

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

If Award Shares are issued to the officer, 25% of the shares of restricted common stock issued to each officer will be fully vested upon issuance. The remaining 75% of the shares of restricted common stock will vest in three equal annual installments following issuance if the officer remains employed by the Company.  The unvested shares of restricted common stock will also fully vest upon a change in control, as provided in the 2003 Incentive Plan.

During the three and six months ended July 1, 2007, no stock-based compensation was recorded related to the foregoing awards as it was not probable that performance conditions will be met.

5. EMPLOYEE BENEFIT PLANS

The components of net periodic pension cost for the three and six months ended July 1, 2007 and July 2, 2006 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Interest cost	$1,702	$1,672	$3,404	$3,392
Expected return on assets	(1,976)	(1,996)	(3,951)	(3,965)
Net amortization of unrecognized net actuarial loss	611	632	1,221	1,351

Net periodic pension cost	$337	$308	$674	$778

The components of the net postretirement medical and life insurance benefit cost for the three and six months ended July 1, 2007 and July 2, 2006 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Service cost	$36	$41	$72	$82
Interest cost	105	95	210	190
Recognized actuarial loss	9	4	19	8
Net amortization of unrecognized prior service benefit	(35)	(36)	(71)	(72)

Net postretirement benefit cost	$115	$104	$230	$208

6. ASSET IMPAIRMENT AND DISCONTINUED OPERATIONS

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

In accordance with SFAS No. 144, the results of operations of the eight properties that were disposed of during 2006 and the two properties that were disposed of during 2007 and any related net gain on the disposals, as well as the results of operations of the properties held for sale at July 1, 2007 were reported separately as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

The results of operations associated with one property that meets the criteria for “held for sale” as defined in SFAS No. 144 and the results of the two properties that were closed during 2007 were not material and therefore were reported within continuing operations in the accompanying condensed consolidated statements of operations for the three and six month periods ended July 2, 2006.

For the three and six months ended July 1, 2007 and July 2, 2006, these discontinued results consisted of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net sales	$171	$—	$561	$—

Operating loss	(242)	(79)	(293)	(328)
Gain on disposals of property and equipment	735	1,203	735	4,068
Income tax expense	—	(450)	—	(450)
Income from discontinued operations	$493	$674	$442	$3,290

The table below identifies the components of the “(gain) loss on disposals of other property and equipment, net” as shown in the accompanying condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Restaurant equipment assets retired due to remodeling	$—	$296	$—	$296
Restaurant equipment assets retired due to replacement	33	67	67	142
Gain due to restaurant flood and fire	(437)	(79)	(437)	(48)
All other	—	82	—	85
(Gain) loss on disposals of other property and equipment, net	$(404)	$366	$(370)	$475

During the three and six months ended July 1, 2007, the Company determined that the carrying value of three operating restaurant properties and four operating restaurant properties, respectively, exceeded their estimated fair values less costs to sell and the carrying values were reduced by $409,000 and $615,000, respectively.

During the six months ended July 2, 2006, the Company determined that the carrying value of one operating restaurant property exceeded its estimated fair value less costs to sell and the carrying value was reduced by $215,000 accordingly.

7. INCOME TAXES

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48 on January 1, 2007, the Company recognized an additional $221,000 as a decrease to retained earnings.  As of the date of adoption, the Company’s unrecognized tax benefits totaled $1,579,000, which would affect the Company’s tax rate if recognized.  During the three and six months ended July 1, 2007, the Company recognized $48,000 and $142,000, respectively, in potential tax and interest associated with uncertain tax positions and settled one previously uncertain tax position which resulted in the payment of $72,065 of tax and $7,324 of interest.

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

8. SEGMENT REPORTING

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

The Company’s restaurants target families with children and adults who desire a reasonably-priced meal in a full-service setting. The Company’s menu offers a broad selection of freshly-prepared foods which appeal to customers throughout all dayparts. The menu currently features over 100 items comprised of a broad selection of breakfast, lunch, dinner and afternoon and evening snack items. The Company’s foodservice operations manufactures premium ice cream dessert products and distributes such manufactured products and purchased finished goods to Company-operated and franchised restaurants. Additionally, the Company sells premium ice cream dessert products to distributors and retail locations. The Company’s franchise segment includes a royalty based on franchise restaurant revenue. In addition, the Company receives rental income from various franchised restaurants. The Company does not allocate general and administrative expenses associated with its headquarters operations to any business segment. These costs include expenses of the following functions: legal, accounting, personnel not directly related to a segment, information systems and other headquarter activities.

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

Due to a reorganization of the finance group, positions within the foodservice accounting department were absorbed by various corporate finance departments.  The costs related to those positions are now included in general and administrative corporate expenses.  Results for the three and six months ended July 2, 2006 have been restated accordingly.  Adjusted EBITDA and loss from continuing operations before benefit from income taxes have been restated to remove the costs associated with this department of $110,000 and $230,000, respectively, during the three and six month periods ended July 2, 2006.

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(in thousands)		(in thousands)
Revenues:
Restaurant	$107,173	$105,271	$199,970	$200,547
Foodservice	63,422	62,891	117,009	117,849
Franchise	3,937	4,082	7,432	7,627
Total	$174,532	$172,244	$324,411	$326,023

Intersegment revenues:
Restaurant	$—	$—	$—	$—
Foodservice	(32,290)	(30,754)	(59,934)	(58,818)
Franchise	—	—	—	—
Total	$(32,290)	$(30,754)	$(59,934)	$(58,818)

External revenues:
Restaurant	$107,173	$105,271	$199,970	$200,547
Foodservice	31,132	32,137	57,075	59,031
Franchise	3,937	4,082	7,432	7,627
Total	$142,242	$141,490	$264,477	$267,205

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(in thousands)		(in thousands)

Adjusted EBITDA:
Restaurant	$9,819	$11,929	$15,564	$18,764
Foodservice	3,677	5,748	6,853	8,415
Franchise	2,720	2,889	4,836	5,307
Corporate	(6,440)	(6,223)	(11,980)	(11,922)
Gain on property and equipment, net	406	779	373	1,537
Add back pension cost included in reporting segments	337	308	674	778
Total	$10,519	$15,430	$16,320	$22,879

Interest expense, net-Corporate	$4,952	$5,147	$9,876	$10,567

Depreciation and amortization:
Restaurant	$3,839	$4,021	$7,717	$8,164
Foodservice	762	720	2,037	1,456
Franchise	112	70	249	138
Corporate	841	929	1,693	1,762
Total	$5,554	$5,740	$11,696	$11,520

Other non-cash expense:
Net periodic pension cost	$337	$308	$674	$778
Write-downs of property and equipment	409	—	615	215
Total	$746	$308	$1,289	$993

Income (loss) from continuing operations before provision for income taxes:
Restaurant	$5,980	$7,908	$7,847	$10,600
Foodservice	2,915	5,028	4,816	6,959
Franchise	2,608	2,819	4,587	5,169
Corporate	(12,233)	(12,299)	(23,549)	(24,251)
Gain on property and equipment, net	(3)	779	(242)	1,322
Total	$(733)	$4,235	$(6,541)	$(201)

	For the Six Months Ended July 1, 2007	For the Year Ended December 31, 2006
	(in thousands)
Capital expenditures, including assets acquired under capital leases:
Restaurant	$4,950	$16,068
Foodservice	1,691	4,306
Corporate	245	1,350
Total	$6,886	$21,724

	July 1, 2007	December 31, 2006
	(in thousands)
Total assets:
Restaurant	$115,718	$119,787
Foodservice	44,051	40,875
Franchise	10,787	11,827
Corporate	43,188	47,678
Total	$213,744	$220,167

9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

FICC’s obligation related to its Senior Notes is guaranteed fully and unconditionally by one of FICC’s wholly owned subsidiaries. There are no restrictions on FICC’s ability to obtain dividends or other distributions of funds from this subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for FICC (the “Parent Company”), Friendly’s Restaurants Franchise, LLC (the “Guarantor Subsidiary”) and Friendly’s International, Inc., Restaurant Insurance Corporation, Friendly’s Realty I, LLC, Friendly’s Realty II, LLC and Friendly’s Realty III, LLC (collectively, the “Non-guarantor Subsidiaries”). All of the limited liability companies’ (the “LLCs”) assets were owned by the LLCs, which are separate entities with separate creditors which will be entitled to be satisfied out of the LLCs’ assets. Separate complete financial statements and other disclosures of the Guarantor Subsidiary as of July 1, 2007 and December 31, 2006 and for the three and six months ended July 1, 2007 and July 2, 2006 were not presented because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of July 1, 2007

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$18,546	$1,075	$2,306	$—	$21,927
Restricted cash	—	—	230	—	230
Accounts receivable, net	11,233	2,019	—	—	13,252
Inventories	17,610	—	—	—	17,610
Assets held for sale	896	—	—	—	896
Deferred income taxes	—	156	—	(156)	—
Prepaid expenses and other current assets	3,795	74	7,785	(8,359)	3,295
Total current assets	52,080	3,324	10,321	(8,515)	57,210
Deferred income taxes	928	288	—	(288)	928
Property and equipment, net	92,717	—	39,612	—	132,329
Intangibles and deferred costs, net	14,986	—	1,913	—	16,899
Investments in subsidiaries	1,409	—	—	(1,409)	—
Other assets	5,463	1,292	915	(1,292)	6,378

Total assets	$167,583	$4,904	$52,761	$(11,504)	$213,744

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$9,506	$—	$1,564	$(7,776)	$3,294
Accounts payable	24,970	—	—	—	24,970
Deferred income taxes	156	—	—	(156)	—
Accrued expenses	37,365	1,712	1,508	(583)	40,002
Total current liabilities	71,997	1,712	3,072	(8,515)	68,266
Deferred income taxes	288	—	—	(288)	—
Long-term obligations, less current maturities	179,798	—	45,865	—	225,663
Other long-term liabilities	48,165	545	5,062	(1,292)	52,480
Stockholders’ (deficit) equity	(132,665)	2,647	(1,238)	(1,409)	(132,665)

Total liabilities and stockholders’ (deficit) equity	$167,583	$4,904	$52,761	$(11,504)	$213,744

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended July 1, 2007

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$139,332	$2,910	$—	$—	$142,242

Costs and expenses:
Cost of sales	54,642	—	—	—	54,642
Labor and benefits	38,577	—	—	—	38,577
Operating expenses and write-downs of property and equipment	29,976	—	(1,613)	—	28,363
General and administrative expenses	10,136	1,155	—	—	11,291
Depreciation and amortization	5,018	—	536	—	5,554
Gain on franchise sales of restaurant operations and properties	—	—	—	—	—
(Gain) loss on disposals of other property and equipment, net	(408)	—	4	—	(404)
Interest expense, net	3,903	—	1,049	—	4,952

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(2,512)	1,755	24	—	(733)

Benefit from (provision for) income taxes	9	—	(57)	—	(48)

(Loss) income from continuing operations	(2,503)	1,755	(33)	—	(781)

Income from discontinued operations	493	—	—	—	493

(Loss) income before equity in net income of consolidated subsidiaries	(2,010)	1,755	(33)	—	(288)

Equity in net income of consolidated subsidiaries	1,722	—	—	(1,722)	—

Net (loss) income	$(288)	$1,755	$(33)	$(1,722)	$(288)

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended July 1, 2007

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$259,124	$5,353	$—	$—	$264,477

Costs and expenses:
Cost of sales	101,627	—	—	—	101,627
Labor and benefits	72,824	—	—	—	72,824
Operating expenses and write-downs of property and equipment	56,659	—	(3,219)	—	53,440
General and administrative expenses	19,615	2,310	—	—	21,925
Depreciation and amortization	10,626	—	1,070	—	11,696
Gain on franchise sales of restaurant operations and properties	—	—	—	—	—
(Gain) loss on disposals of other property and equipment, net	(374)	—	4	—	(370)
Interest expense, net	7,780	—	2,096	—	9,876

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(9,633)	3,043	49	—	(6,541)

Benefit from (provision for) income taxes	497	(528)	(111)	—	(142)

(Loss) income from continuing operations	(9,136)	2,515	(62)	—	(6,683)

Income from discontinued operations	442	—	—	—	442

(Loss) income before equity in net income of consolidated subsidiaries	(8,694)	2,515	(62)	—	(6,241)

Equity in net income of consolidated subsidiaries	2,453	—	—	(2,453)	—

Net (loss) income	$(6,241)	$2,515	$(62)	$(2,453)	$(6,241)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended July 1, 2007

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$3,096	$277	$1,276	$(309)	$4,340

Cash flows from investing activities:
Purchases of property and equipment	(6,851)	—	—	—	(6,851)
Proceeds from sales of property and equipment	720	—	—	—	720
Return of investment in subsidiary	151	—	—	(151)	—
Net cash used in investing activities	(5,980)	—	—	(151)	(6,131)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	—	—	—	—
Repayments of obligations	(783)	—	(731)	—	(1,514)
Payments of deferred financing costs	—	—	—	—	—
Stock options exercised	155	—	—	—	155
Reinsurance payments made from deposits	—	—	(309)	309	—
Dividends paid	—	—	(151)	151	—
Net cash used in financing activities	(628)	—	(1,191)	460	(1,359)

Net (decrease) increase in cash and cash equivalents	(3,512)	277	85	—	(3,150)

Cash and cash equivalents, beginning of period	22,058	798	2,221	—	25,077

Cash and cash equivalents, end of period	$18,546	$1,075	$2,306	$—	$21,927

Supplemental disclosures:
Interest paid	$7,763	$—	$2,113	$—	$9,876
Income taxes paid	73	155	61	—	289
Capital lease obligations incurred	35	—	—	—	35
Non-cash dividend paid to parent	1,000	(1,000)	—	—	—
Note received from sale of lease rights	750	—	—	—	750

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2006

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$22,057	$798	$2,222	$—	$25,077
Restricted cash	—	—	517	—	517
Accounts receivable, net	9,593	1,842	7,776	(7,776)	11,435
Inventories	17,059	—	—	—	17,059
Assets held for sale	896	—	—	—	896
Deferred income taxes	—	156	—	(156)	—
Prepaid expenses and other current assets	3,181	(2)	9	(61)	3,127
Total current assets	52,786	2,794	10,524	(7,993)	58,111
Deferred income taxes	928	288	—	(288)	928
Property and equipment, net	96,850	—	40,575	—	137,425
Intangibles and deferred costs, net	15,759	—	2,024	—	17,783
Investments in subsidiaries	107	—	—	(107)	—
Other assets	5,005	851	915	(851)	5,920

Total assets	$171,435	$3,933	$54,038	$(9,239)	$220,167

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Current maturities of long-term obligations	$9,387	$—	$1,493	$(7,776)	$3,104
Accounts payable	22,247	—	—	—	22,247
Accrued expenses	39,926	2,098	1,533	(217)	43,340
Total current liabilities	71,560	2,098	3,026	(7,993)	68,691
Long-term obligations, less current maturities	180,665	—	46,667	—	227,332
Other long-term liabilities	46,106	702	5,371	(1,139)	51,040
Stockholders’ (deficit) equity	(126,896)	1,133	(1,026)	(107)	(126,896)

Total liabilities and stockholders’ (deficit) equity	$171,435	$3,933	$54,038	$(9,239)	$220,167

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended July 2, 2006

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$138,434	$3,056	$—	$—	$141,490

Costs and expenses:
Cost of sales	51,939	—	—	—	51,939
Labor and benefits	36,943	—	—	—	36,943
Operating expenses and write-downs of property and equipment	28,384	—	(1,568)	—	26,816
General and administrative expenses	10,293	1,156	—	—	11,449
Depreciation and amortization	5,193	—	547	—	5,740
Gain on franchise sales of restaurant operations and properties	(1,145)	—	—	—	(1,145)
Loss on disposals of other property and equipment, net	263	—	103	—	366
Interest expense, net	4,064	—	1,083	—	5,147

Income (loss) before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	2,500	1,900	(165)	—	4,235

Benefit from (provision for) income taxes	587	(779)	(58)	—	(250)

Income (loss) from continuing operations	3,087	1,121	(223)	—	3,985

Income from discontinued operations, net of income tax effect	674	—	—	—	674

Income (loss) before equity in net income of consolidated subsidiaries	3,761	1,121	(223)	—	4,659

Equity in net income of consolidated subsidiaries	898	—	—	(898)	—

Net income (loss)	$4,659	$1,121	$(223)	$(898)	$4,659

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended July 2, 2006

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$261,531	$5,674	$—	$—	$267,205

Costs and expenses:
Cost of sales	100,324	—	—	—	100,324
Labor and benefits	72,955	—	—	—	72,955
Operating expenses and write-downs of property and equipment	54,304	—	(3,274)	—	51,030
General and administrative expenses	20,235	2,311	—	—	22,546
Depreciation and amortization	10,430	—	1,090	—	11,520
Gain on franchise sales of restaurant operations and properties	(2,011)	—	—	—	(2,011)
Loss on disposals of other property and equipment, net	372	—	103	—	475
Interest expense, net	8,401	—	2,166	—	10,567

(Loss) income before benefit from (provision for) income taxes and equity in net income of consolidated subsidiaries	(3,479)	3,363	(85)	—	(201)

Benefit from (provision for) income taxes	1,241	(1,379)	(112)	—	(250)

(Loss) income from continuing operations	(2,238)	1,984	(197)	—	(451)

Income from discontinued operations, net of income tax effect	3,290	—	—	—	3,290

Income (loss) before equity in net income of consolidated subsidiaries	1,052	1,984	(197)	—	2,839

Equity in net income of consolidated subsidiaries	1,787	—	—	(1,787)	—

Net income (loss)	$2,839	$1,984	$(197)	$(1,787)	$2,839

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended July 2, 2006

(In thousands)

	Parent Company	Guarantor Subsidiary	Non- guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$7,151	$646	$2,826	$(524)	$10,099

Cash flows from investing activities:
Purchases of property and equipment	(7,102)	—	(865)	—	(7,967)
Proceeds from sales of property and equipment	9,200	—	—	—	9,200
Return of investment in subsidiary	633	—	—	(633)	—
Net cash provided by (used in) investing activities	2,731	—	(865)	(633)	1,233

Cash flows from financing activities:
Proceeds from revolving credit facility	8,000	—	—	—	8,000
Repayments of obligations	(8,756)	—	(660)	—	(9,416)
Payments of deferred financing costs	(205)	—	—	—	(205)
Stock options exercised	65	—	—	—	65
Reinsurance payments made from deposits	—	—	(524)	524	—
Dividends paid	—	—	(633)	633	—
Net cash used in financing activities	(896)	—	(1,817)	1,157	(1,556)

Net increase in cash and cash equivalents	8,986	646	144	—	9,776

Cash and cash equivalents, beginning of period	11,546	780	2,271	—	14,597

Cash and cash equivalents, end of period	$20,532	$1,426	$2,415	$—	$24,373

Supplemental disclosures:
Interest paid	$8,016	$—	$2,122	$—	$10,138
Income taxes (refunded) paid	(2,975)	2,574	114	—	(287)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

Forward Looking Statements

Statements contained herein that are not historical facts constitute “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “plans,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward looking statements.  Forward looking statements include, but are not limited to, statements relating to the sufficiency of our capital resources, trends relating to our results of operations, changes in commodity prices, anticipated capital expenditures, estimates and assumptions used in the preparation of our financial statements, and the anticipated impact, benefits, results and timing of our proposed merger with an affiliate of Sun Capital Partners and the transactions contemplated thereby.

All forward looking statements are subject to known and unknown risks, uncertainties and other factors which could cause our or the foodservice industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include: our highly competitive business environment; exposure to fluctuating commodity prices; risks associated with the foodservice industry, such as changes in consumer tastes and adverse publicity resulting from food quality, illness, injury or other health concerns; the ability to retain and attract new and qualified employees; government regulations; high geographic concentration in the Northeast and its attendant weather patterns; conditions needed to meet restaurant re-imaging and new opening targets; risks and uncertainties arising out of accounting estimates and adjustments; our ability to service our debt and other obligations; our ability to meet ongoing financial covenants contained in our debt instruments, loan agreements, leases and other long-term commitments; unforeseen or increased costs associated with litigation and similar matters; costs associated with improved service and other initiatives; and the risks relating to the proposed merger set forth in Item 1A of Part II of this Form 10-Q.  Other factors that could adversely affect our business and prospects are described in our filings with the Securities and Exchange Commission, including our most recent filings on Form 10-K, 10-Q and 8-K.

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

Overview

We are a leading full-service, casual dining restaurant company and provider of premium ice cream products with locations primarily in the Northeast.  As of July 1, 2007, we operated 316 full-service restaurants and franchised 199 full-service restaurants and seven non-traditional units, located in 16 states.

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

Following is a summary of the Company-operated and franchised units:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Company Units:
Beginning of period	317	312	316	314
Openings	—	1	1	2
Acquired from franchisees	—	—	1	—
Acquired by franchisees	—	(3)	—	(4)
Closings	(1)	(1)	(2)	(3)
End of period	316	309	316	309

Franchised Units:
Beginning of period	205	214	205	213
Openings	3	1	4	1
Acquired by franchisees	—	3	—	4
Acquired from franchisees	—	—	(1)	—
Closings	(2)	(1)	(2)	(1)
End of period	206	217	206	217

Recent Developments

On June 17, 2007, we entered into a definitive merger agreement (the “Merger Agreement”) with Freeze Operations Holding Corp. (“Parent”) and Freeze Operations, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into us, and we would continue as the surviving corporation of the merger (the “Merger”).  Parent is an affiliate of Sun Capital Partners, a private equity firm.  Upon completion of the Merger, (i) we will become a privately held, wholly owned subsidiary of Parent, (ii) each share of our common stock issued and outstanding immediately prior to the completion of the Merger (other than shares held in treasury by us or held by any wholly owned subsidiary of the Company) will be converted into the right to receive $15.50 in cash (the “Merger Consideration”), (iii) each option to purchase our common stock that is outstanding and unexercised immediately prior to the completion of the Merger will be canceled and converted into the right to receive an amount in cash as provided in the Merger Agreement and (iv) each restricted share that is outstanding immediately prior to the completion of the Merger will be canceled and converted into the right to receive, in respect of each underlying share of our common stock, the Merger Consideration.

We have made customary representations and warranties and covenants in the Merger Agreement, including covenants relating to obtaining the requisite approval of our shareholders, the conduct of our business between the date of the signing of the Merger Agreement and the closing of the transaction and, subject to certain exceptions, our agreement not to solicit, enter into discussions regarding, or provide information in connection with, alternative transactions.

The Merger Agreement has been approved by our board of directors. Completion of the transaction is not subject to a financing condition, but is subject to customary conditions to closing, including, among other things, the adoption of the Merger Agreement by our shareholders.  The U.S. antitrust agencies have granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  The Merger Agreement contains certain termination rights of both parties and provides that, upon the termination of the Merger Agreement under certain circumstances, we would be required to pay Parent a termination fee of $5.0 million plus certain expenses of Parent, and Parent would be required to pay us a termination fee of $5.0 million. A Special Meeting of Shareholders has been scheduled for August 29, 2007 for a vote on the proposed Merger and the transaction is expected to close in the third quarter of 2007.

The Company expects that shortly after shareholder approval is received, the transaction will close.  In connection with the closing, the Company expects to record compensation expense in the amount of $6.4 million related to the acceleration of stock options, restricted stock, restricted stock units and performance units.

On July 26, 2007, at the request of Parent pursuant to the terms of the Merger Agreement and in connection with the Merger, we commenced an offer (the “Offer”) to purchase for cash any and all of our outstanding Senior Notes, on the terms and subject to the conditions set forth in our Offer to Purchase and Solicitation Statement dated July 26, 2007 (the “Offer to Purchase and Solicitation Statement”).  We are also soliciting consents (the “Solicitation”) from holders of the Senior Notes for certain amendments to the indenture governing the Senior Notes that would, among other things, eliminate substantially all of the restrictive covenants and certain events of default contained in the indenture under which the Senior Notes were issued.  The Solicitation is expected to expire at 5:00 p.m., New York City time, on August 8, 2007, unless earlier extended or terminated (the “Consent Date”), and the Offer is expected to expire at 12:00 a.m., New York City Time, on August 22, 2007, unless extended or earlier terminated (the “Expiration Time”).  The total consideration to be paid for each $1,000 in principal amount of the Senior Notes validly tendered and accepted for purchase will be paid in cash and will be calculated based on a fixed spread pricing formula.  The total consideration will be determined on the tenth business day prior to the Expiration Time of the Offer based, in part, upon a fixed spread of 50 basis points over the yield of the 4.875% U.S. Treasury Note due May 31, 2008.  The total consideration includes a consent payment equal to $30 per $1,000 in principal amount of the Senior Notes.  The detailed methodology for calculating the total consideration for the Senior Notes is outlined in the Offer to Purchase and Solicitation Statement. Holders of Senior Notes who tender on or prior to the Consent Date will be eligible to receive the total consideration, and holders who validly tender their Senior Notes after the Consent Date, but on or prior to the Expiration Time, will be eligible to receive the total consideration less the consent payment.  In either case, all holders who validly tender their Senior Notes will receive accrued and unpaid interest up to, but not including the date of settlement. The Offer and Solicitation are conditioned on the closing of the Merger, the receipt of valid consents from holders of a majority of the aggregate principal amount of the Senior Notes, the execution and delivery of a supplemental indenture which implements the proposed amendments in respect of the Senior Notes upon receipt of the consents required for those amendments, and certain other general conditions.  The completion of the Offer and Solicitation is not a condition to the completion of the Merger.

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

In accordance with SFAS No. 144, the results of operations of the eight properties that were disposed of during 2006 and any related net gain on the disposals, as well as the results of operations of three properties held for sale at July 1, 2007 were reported separately as discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended July 1, 2007 and July 2, 2006.

During 2006, we closed one restaurant and committed to a plan to sell that restaurant.  At July 1, 2007, this property met the criteria for “held for sale” as defined in SFAS No. 144.  The results of operations associated with this restaurant were not material and therefore were reported within continuing operations in the accompanying condensed consolidated statements of operations for all periods presented.

Three Months Ended July 1, 2007 Compared With Three Months Ended July 2, 2006

Revenues:

Total revenues - Total revenues increased $0.7 million, or 0.5%, to $142.2 million for the three months ended July 1, 2007 from $141.5 million for the same quarter in 2006.

Restaurant revenues - Restaurant revenues increased $1.9 million, or 1.8%, to $107.2 million for the three months ended July 1, 2007 from $105.3 million for the same period in 2006. Comparable Company-operated restaurant revenues during this period decreased slightly by 0.3% compared to a decrease of 1.8% experienced during the same period in 2006.  The opening of two new restaurants and the assumption of the operation of twelve formerly franchised restaurants over the past 15 months resulted in increased revenues of $3.8 million.  We began operating the twelve restaurants in December 2006 following a default and peaceful surrender by a former franchisee under its leases and franchise agreements with us. We and the former franchisee’s lenders and landlord had entered into agreements pursuant to which we agreed to make recurring monthly rent and loan payments and the lenders and landlord agreed not to interfere with our operations while we operate the restaurants.  Except for our agreement to make certain payments while we are operating the restaurants, we did not assume any of the former franchisee’s obligations to its lender.  On July 26, 2007, we terminated these agreements.  We are currently operating these restaurants while we search for a new franchisee to take over their operation.  If the properties are not re-franchised, we may acquire or close the restaurants, at our option.

The closing of five locations and the acquisition of five Company-operated locations by franchisees over the past 15 months resulted in declines of $0.8 million and $1.1 million, respectively, in restaurant revenues in the three months ended July 1, 2007 as compared to the same period in 2006.

There was one new restaurant opened during the second quarter of 2006.  There were no new restaurants opened during the second quarter of 2007.

Foodservice revenues - Foodservice revenues (product sales to franchisees and retail customers) decreased $1.0 million, or 3.1%, to $31.1 million for the three months ended July 1, 2007 from $32.1 million for the three months ended July 2, 2006. Sales to foodservice retail supermarket customers decreased $1.8 million in the three months ended July 1, 2007 compared to the same period in 2006 primarily due to lower case volume of 10.4% and higher promotional trade spending and sales allowances of 2.7% of sales during the period.  Franchised restaurant product revenue increased $0.8 million primarily due to higher prices for commodities which are passed along to franchised restaurants.  This increase was partially offset by a 2.7% reduction in comparable franchised restaurant revenues which was experienced during the three months ended July 1, 2007, compared to the 3.9% decrease in comparable franchised restaurant revenues experienced in the three months ended July 2, 2006.

Franchise revenues - Franchise revenues decreased $0.2 million, or 3.6% to $3.9 million for the three months ended July 1, 2007 from $4.1 million for the three months ended July 2, 2006.

Royalties of $2.8 million decreased $0.1 million for the three months ended July 1, 2007 as compared to the same period in 2006 due primarily to a lower average number of operating franchised restaurants throughout the quarter (206 for the 2007 quarter compared to 215 for the 2006 quarter).  Additionally, a 2.7% reduction in comparable franchised restaurant revenues was experienced during the three months ended July 1, 2007, compared to the 3.9% decrease in comparable franchised restaurant revenues experienced in the three months ended July 2, 2006.

Initial franchise fees and rental income for leased and subleased franchise locations remained flat at $0.1 million and $1.0 million, respectively, during both of the three month periods ended July 1, 2007 and July 2, 2006.

Cost of sales:

Cost of sales increased $2.7 million, or 5.2%, to $54.6 million for the three months ended July 1, 2007 from $51.9 million for the same period in 2006. Cost of sales as a percentage of total revenues was 38.4% and 36.7% for the three months ended July 1, 2007 and July 2, 2006, respectively. This unfavorable change resulted primarily from a 1.1% increase in cost of sales experienced within the foodservice segment due primarily to increases in the cost of dairy related raw material ingredients (milk, cream) and certain dry powders (whey protein), as the overall sales mix between restaurants and foodservice remained essentially the same year over year.

Restaurant cost of sales as a percentage of restaurant revenues increased to 26.6% for the three months ended July 1, 2007 from 26.1% for the same period in 2006. This increase was due primarily to normal increases in prices for commodities (French fries, beverages, fry oil and dairy related products), as menu pricing was only marginally up year over year.

Foodservice cost of sales as a percentage of foodservice revenues increased to 84.0% in the three months ended July 1, 2007 from 76.3% in the three months ended July 2, 2006. This increase was primarily a result of higher costs of dairy related raw material ingredients (milk and cream) and whey protein in the 2007 period compared to the same period in 2006.

The overall cost of cream was approximately $0.3 million higher in the three month period ended July 1, 2007 (weighted average price of $1.35 per pound) when compared to the same period in 2006 (weighted average price of $1.15 per pound).  Additionally, market gains on cash-settled butter futures contracts were $0.1 million during the three months ended July 1, 2007 as compared to market losses of $0.1 million experienced on butter future contracts during the three months ended July 2, 2006.  Approximately 70% of this $0.2 million net cost of sales benefit on a year to date basis was reported within our foodservice segment.

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

At July 1, 2007, we held 42 contracts, spread over the remaining months of 2007.  These contracts correspond to approximately 20% of our anticipated cream purchases for the periods represented.

For the remainder of 2007, we expect that cream prices will be higher than the prices experienced for the same period in 2006 due to the spread in the futures market compared to the actual prices of last year.

Labor and benefits:

Labor and benefits, which were only reported within our restaurant segment, increased $1.7 million, or 4.4%, to $38.6 million for the three months ended July 1, 2007 from $36.9 million for the three months ended July 2, 2006. As a percentage of total revenues, labor and benefits increased to 27.1% for the three months ended July 1, 2007 from 26.1% for the three months ended July 2, 2006. Labor and benefits, as a percentage of Company restaurant revenue only, increased to 36.0% for the three months ended July 1, 2007 from 35.1% for the same period in 2006. The increase was partially a result of additional labor hours required to serve samples associated with the rollout of cold beverages in June along with normal wage rate pressures as pricing was minimal during the three month period.  The increase in hourly labor was partially offset by reduced group insurance costs and lower general manager bonus.

Operating expenses:

Operating expenses increased $1.2 million, or 4.2%, to $28.0 million for the three months ended July 1, 2007 from $26.8 million for the three months ended July 2, 2006.  Operating expenses as a percentage of total revenues were 19.7% and 19.0% in the 2007 and 2006 periods, respectively. A significant portion of these expenses ($26.8 million in 2007 and $25.2 million in 2006) were reported within our restaurant segment. In the three months ended July 1, 2007, these costs consisted of $4.3 million in supplies, $4.6 million in utilities, $2.8 million in maintenance, $5.2 million in advertising, $5.7 million in occupancy and $4.2 million in other restaurant expenses. The increase is primarily due to increases in costs related to one additional week of television advertising, and higher supplies associated with the rollout of cold beverages.

General and administrative expenses:

General and administrative expenses were $11.3 million and $11.4 million for the three months ended July 1, 2007 and July 2, 2006, respectively. General and administrative expenses as a percentage of total revenues were 7.9% and 8.1%  for the three months ended July 1, 2007 and July 2, 2006, respectively. Lower salaries and bonus expense of $0.4 million and $1.1 million, respectively, were mostly offset by costs of $1.3 million related to the proposed merger with an affiliate of Sun Capital Partners and increased stock compensation costs.

Write-downs of property and equipment:

Write-downs of property and equipment were $0.4 million in the three month period ended July 1, 2007. During the three month period ended July 1, 2007, we determined that the carrying values of three restaurant properties exceeded their estimated fair values less costs to sell and the carrying values were reduced by $0.4 million accordingly.  There were no write-downs of property and equipment during the 2006 quarter.

Depreciation and amortization:

Depreciation and amortization were $5.6 million and $5.7 million for the three months ended July 1, 2007 and July 2, 2006, respectively. Depreciation and amortization as a percentage of total revenues was 3.9% and 4.1% in the 2007 and 2006 periods, respectively.

Gain on franchise sales of restaurant operations and properties:

Gain on franchise sales of restaurant operations and properties was $1.1 million in the three months ended July 2, 2006 associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in three existing Company-operated restaurants located in Lancaster and York, Pennsylvania. There was no gain on sales of restaurant operations and properties during the three months ended July 1, 2007.

Gain (Loss) on disposals of other property and equipment, net:

The gain on disposals of other property and equipment, net was $0.4 million for the three months ended July 1, 2007 as compared to a loss of $0.4 million for the three months ended July 2, 2006.  The table below identifies the components of the loss on disposals of other property and equipment, net as shown on the accompanying condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	July 1, 2007	July 2, 2006

Restaurant equipment assets retired due to remodeling	$—	$296
Restaurant equipment assets retired due to replacement	33	67
Gain due to restaurant flood/fire	(437)	(79)
All other	—	82
Loss on disposals of other property and equipment, net.	$(404)	$366

Interest expense, net:

Interest expense, net of capitalized interest and interest income, was $5.0 million and $5.1 million for the three months ended July 1, 2007 and July 2, 2006, respectively. Total outstanding debt, including capital lease and finance obligations, decreased from $232.5 million at July 2, 2006 to $229.0 million at July 1, 2007.

Provision for income taxes:

The provision for income taxes of $48,000 for the three months ended July 1, 2007 related to interest accrued associated with amounts accrued for uncertain tax positions.  The provision was $0.3 million for the three months ended July 2, 2006.  We continue to record valuation allowances on tax benefits due to uncertainty surrounding future taxable income. We did not record any benefit for our losses for the three months ended July 1, 2007.

(Loss) income from continuing operations:

(Loss) income from continuing operations was ($0.8) million and $4.0 million for the three months ended July 1, 2007 and July 2, 2006, respectively, for the reasons discussed above.

Income from discontinued operations:

In accordance with SFAS No. 144, the results of operations of the eight properties that were disposed of during 2006 and the two properties that were disposed of during 2007 and any related net gain on the disposals, as well as the results of operations of the properties held for sale at July 1, 2007 were reported separately as discontinued operations in the accompanying condensed consolidated statements of operations.

The results of operations associated with one property that met the criteria for “held for sale” as defined in SFAS No. 144 and the results of the two properties that were closed during 2007 were not material and therefore were reported within continuing operations in the accompanying condensed consolidated statements of operations for the three month period ended July 2, 2006.

For the three months ended July 1, 2007 and July 2, 2006, discontinued operations consisted of the following (in thousands):

	For the Three Months Ended
	July 1, 2007	July 2, 2006

Net sales	$171	$—

Operating loss	$(242)	$(79)
Gain on disposals of property and equipment	735	1,203
Income tax benefit	—	(450)
Income from discontinued operations	$493	$674

Six Months Ended July 1, 2007 Compared With Six Months Ended July 2, 2006

Revenues:

Total revenues - Total revenues decreased $2.7 million, or 1.0%, to $264.5 million for the six months ended July 1, 2007 from $267.2 million for the same period in 2006.

Restaurant revenues - Restaurant revenues decreased $0.5 million, or 0.3%, to $200.0 million for the six months ended July 1, 2007 from $200.5 million for the six months ended July 2, 2006. Comparable Company-operated restaurant revenues during this period decreased by $3.7 million, or 2.1%, compared to an increase of 1.2% experienced during the same period in 2006. Colder weather during the first quarter of 2007, especially at night, combined with a greater number of operating days with significant snow and rain events, had a negative impact on sales. The closing of seven locations and the acquisition of six Company-operated locations by franchisees resulted in decreased revenues of 1.8 million and $2.8 million, respectively, in restaurant revenues in the six months ended July 1, 2007 as compared to the same period in 2006. These decreases were partially offset by our opening three new restaurants and our assumption of the operation of twelve formerly franchised restaurants over the past 18 months, which resulted in increased revenues of $7.8 million.  We began operating the twelve restaurants in December 2006 following a default and peaceful surrender by a former franchisee under its leases and franchise agreements with us. We and the former franchisee’s lenders and landlord had entered into agreements pursuant to which we agreed to make recurring monthly rent and loan payments and the lenders and landlord agreed not to interfere with our operations while we operate the restaurants.  Except for our agreement to make certain payments while we are operating the restaurants, we did not assume any of the former franchisee’s obligations to its lender.  On July 26, 2007, we terminated these agreements.  We are currently operating these restaurants while we search for a new franchisee to take over their operation.  If the properties are not re-franchised, we may acquire or close the restaurants, at our option.

There were one and two new restaurants opened during the six months ended July 1, 2007 and July 2, 2006, respectively.

Foodservice revenues - Foodservice revenues (product sales to franchisees and retail customers) decreased $1.9 million, or 3.3%, to $57.1 million for the six months ended July 1, 2007 from $59.0 million for the six months ended July 2, 2006. Sales to foodservice retail supermarket customers decreased $2.5 million in the six months ended July 1, 2007 compared to the same period in 2006 primarily due to lower case volume of 8.4% and higher promotional trade spending and sales allowances of 1.8% of sales during the period.  Franchised restaurant product revenue increased $0.6 million primarily due to higher prices for commodities which are passed along to franchised restaurants.  This increase was partially offset by lower average number of operating franchised restaurants throughout the period (206 for the 2007 period compared to 215 for the 2006 period).  The lower average number of operating franchised restaurants was primarily due to the default by a former franchisee under its leases and franchise agreements with us with respect to twelve franchised restaurants.  We are currently operating these restaurants while we seek a new franchisee.  Additionally, a 3.7% reduction in comparable franchised restaurant revenues was experienced during the six months ended July 1, 2007, compared to the 1.9% decrease in comparable franchised restaurant revenues experienced in the six months ended July 2, 2006.

Franchise revenues - Franchise revenues were $7.4 million and $7.6 million during the six months ended July 1, 2007 and July 2, 2006.

Royalties of $5.2 million decreased $0.3 million for the six months ended July 1, 2007 as compared to the same period in 2006 due primarily to a lower average number of operating franchised restaurants throughout the period, 206 for the 2007 period compared to 215 for the 2006 period.  Additionally, a 3.7% reduction in comparable franchised restaurant revenues was experienced during the six months ended July 1, 2007, compared to the 1.9% decrease in comparable franchised restaurant revenues experienced in the six months ended July 2, 2006.

Initial franchise fees were $0.2 million during both of the six month periods ended July 1, 2007 and July 2, 2006.

Rental income for leased and subleased franchise locations increased $0.1 million, to a total of $2.1 million, for the six months ended July 1, 2007 primarily due to increases in miscellaneous occupancy revenues, which were partially offset by a decrease in the number of operating franchised locations.

Cost of sales:

Cost of sales increased $1.3 million, or 1.3%, to $101.6 million for the six months ended July 1, 2007 from $100.3 million for the same period in 2006. Cost of sales as a percentage of total revenues was 38.4% and 37.5% for the six months ended July 1, 2007 and July 2, 2006, respectively. This unfavorable change resulted primarily from a 3.9% increase in cost of sales experienced within the foodservice segment due primarily to increases in the cost of dairy related raw material ingredients (milk, cream) and certain dry powders (whey protein), as the overall sales mix between restaurants and foodservice remained essentially the same year over year.

Restaurant cost of sales as a percentage of restaurant revenues increased to 26.8% for the six months ended July 1, 2007 from 26.4% for the same period in 2006. This increase was due primarily to normal increases in prices for commodities (French fries, beverages, fry oil and dairy related products), as menu pricing was only up 0.8% year over year.

Foodservice cost of sales as a percentage of foodservice revenues increased to 84.1% in the six months ended July 1, 2007 from 80.2% in the six months ended July 2, 2006. This increase was primarily a result of higher dairy related raw material ingredients (milk and cream) and whey protein costs in the 2007 period compared to the same period in 2006.

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

The overall cost of cream was approximately $0.1 million higher in the six month period ended July 1, 2007 (weighted average price of $1.28 per pound) when compared to the same period in 2006 (weighted average price of $1.24 per pound).  This was partially offset by market gains on cash-settled butter futures contracts of $0.1 million during the six months ended July 1, 2007 compared to losses of $0.5 million experienced on butter future contracts during the six months ended July 2, 2006.  Approximately 70% of this $0.6 million net cost of sales benefit on a year to date basis, or approximately $0.4 million, was reported within our foodservice segment.

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

At July 1, 2007, we held 42 contracts, spread over the remaining months of 2007.  These contracts correspond to approximately 20% of our anticipated cream purchases for the periods represented.

For the remainder of 2007, we expect that cream prices will be higher than the prices experienced for the same period in 2006 due to the spread in the futures market compared to the actual prices of last year.

Labor and benefits:

Labor and benefits, which were only reported within our restaurant segment, decreased only slightly by $0.2 million, or 0.2%, to $72.8 million for the six months ended July 1, 2007 from $73.0 million for the six months ended July 2, 2006. As a percentage of total revenues, labor and benefits increased to 27.5% for the six months ended July 1, 2007 from 27.3% for the six months ended July 2, 2006. Labor and benefits, as a percentage of Company restaurant revenue only, remained flat at 36.4% for the six months ended July 1, 2007 and for the same period in 2006. While hourly labor costs increased, in part, due to additional labor hours required to serve samples associated with the rollout of cold beverages, this increase was partially offset by lower general manager bonus of $0.5 million resulting from the negative comparable restaurant revenues generated during the period. In addition, fringe benefits decreased by 0.2% of Company restaurant revenues, due to a slight reduction in non-group related insurance costs such as workers compensation as well as a slight reduction in group insurance costs.

Operating expenses:

Operating expenses increased $2.0 million, or 4.0%, to $52.8 million for the six months ended July 1, 2007 from $50.8 million for the six months ended July 2, 2006.  Operating expenses as a percentage of total revenues were 20.0% and 19.0% in the 2007 and 2006 periods, respectively. A significant portion of these expenses ($50.9 million in 2007 and $48.1 million in 2006) were reported within our restaurant segment. In the six months ended July 1, 2007, these costs consisted of $8.0 million in supplies, $9.9 million in utilities, $5.5 million in maintenance, $7.9 million in advertising, $11.3 million in occupancy and $8.3 million in other restaurant expenses. The increase is primarily due to increases in costs related to three additional weeks of television advertising, higher occupancy costs, higher utility costs and an increase in supplies due, in part, to the rollout of cold beverages.

General and administrative expenses:

General and administrative expenses were $21.9 million and $22.5 million for the six months ended July 1, 2007 and July 2, 2006, respectively. General and administrative expenses as a percentage of total revenues were 8.3% and 8.4% for the six months ended July 1, 2007 and July 2, 2006, respectively. Lower salaries and bonus expense of $0.7 million and $1.4 million, respectively, were mostly offset by costs of $1.3 million related to the proposed merger with an affiliate of Sun Capital Partners and increased stock compensation costs.

Write-downs of property and equipment:

Write-downs of property and equipment were $0.6 million and $0.2 million in the six months ended July 1, 2007 and July 2, 2006, respectively. During the six months ended July 1, 2007 we determined that the carrying values of four restaurant properties exceeded their estimated fair values less costs to sell and the carrying values were reduced by $0.6 million accordingly.  During the six months ended July 2, 2006, we determined that the carrying value of one restaurant property exceeded its estimated fair value less costs to sell and the carrying value was reduced by $0.2 million accordingly.

Depreciation and amortization:

Depreciation and amortization was $11.7 million and $11.5 million for the six months ended July 1, 2007 and July 2, 2006, respectively. Depreciation and amortization as a percentage of total revenues was 4.4% and 4.3% in the 2007 and 2006 periods, respectively.  The increase in depreciation and amortization was primarily related to accelerated depreciation on equipment associated with the conversion of our 56 oz packaging format from the traditional “brick” container to the more contemporary and consumer-friendly “sqround” package.

Gain on franchise sales of restaurant operations and properties:

Gain on franchise sales of restaurant operations and properties was $2.0 million in the six months ended July 2, 2006 associated with the sale of certain equipment assets, lease and sublease rights and franchise rights in four existing Company-operated restaurants.  There was no gain on sales of restaurant operations and properties during the six months ended July 1, 2007.

(Gain) Loss on disposals of other property and equipment, net:

The gain on disposals of other property and equipment, net was $0.4 million for the six months ended July 1, 2007 as compared to loss on disposals of other property and equipment, net of $0.5 million for the six months ended July 2, 2006.  The table below identifies the components of the loss on disposals of other property and equipment, net as shown on the accompanying condensed consolidated statements of operations (in thousands):

	For the Six Months Ended
	July 1,	July 2,
	2007	2006

Restaurant equipment assets retired due to remodeling	$—	$296
Restaurant equipment assets retired due to replacement	67	142
Gain due to restaurant fire/flood	(437)	(48)
All other	—	85
Loss on disposals of other property and equipment, net	$(370)	$475

Interest expense, net:

Interest expense, net of capitalized interest and interest income, was $9.9 million and $10.6 million for the six months ended July 1, 2007 and July 2, 2006, respectively. The decrease in interest expense in the 2007 period compared to the same period in 2006 was primarily due to reduced amounts of interest on our revolving credit facility as there were no borrowings against the revolving credit facility during the 2007 period as compared to borrowings of $8.0 million during the first quarter of 2006. Total outstanding debt, including capital lease and finance obligations, decreased from $232.5 million at July 2, 2006 to $229.0 million at July 1, 2007.

Provision for income taxes:

The provision for income taxes of $0.1 million for the six months ended July 1, 2007 related to interest accrued associated with amounts accrued for uncertain tax positions.  The provision was $0.3 million for the six months ended July 2, 2006.  We continue to record valuation allowances on tax benefits due to uncertainty surrounding future taxable income. We did not record any benefit for our losses for the six months ended July 1, 2007.

(Loss) income from continuing operations:

(Loss) income from continuing operations was ($6.7) million and ($0.5) million for the six months ended July 1, 2007 and July 2, 2006, respectively, for the reasons discussed above.

Income from discontinued operations:

In accordance with SFAS No. 144, the results of operations of the eight properties that were disposed of during 2006 and the two properties that were disposed of during 2007 and any related net gain on the disposals, as well as the results of operations of the properties held for sale at July 1, 2007 were reported separately as discontinued operations in the accompanying condensed consolidated statements of operations.

The results of operations associated one property that met the criteria for “held for sale” as defined in SFAS No. 144 and the results of the two properties that were closed during 2007 were not material and therefore were reported within continuing operations in the accompanying condensed consolidated statements of operations for the six month period ended July 2, 2006.

For the six months ended July 1, 2007 and July 2, 2006, discontinued operations consisted of the following (in thousands):

	For the Six Months Ended
	July 1,	July 2,
	2007	2006

Net sales	$561	$—

Operating loss	$(292)	$(328)
Gain on disposals of property and equipment	734	4,068
Income tax benefit	—	(450)
Income from discontinued operations	$442	$3,290

Liquidity and Capital Resources

General:

Our primary sources of liquidity and capital resources are cash generated from operations and, if needed, borrowings under our $35 million revolving credit facility (the “Credit Facility”). Additional sources of liquidity consist of capital and operating leases for financing leased restaurant locations (in malls and shopping centers and land or building leases), restaurant equipment, manufacturing equipment, distribution vehicles and computer equipment. Other sources of cash are sales of under-performing existing restaurant properties and other assets and sales of Company-operated locations to franchisees (to the extent our debt instruments permit). The amount of debt financing that we are able to incur is limited by the terms of our Credit Facility and 8.375% senior notes indenture. Below was the financing status of our operating restaurants and properties that we lease to our franchisees as of July 1, 2007:

	Company Operated	Franchise Operated
Owned land and building, mortgaged	59	12
Leased land, owned building, mortgaged	1	0
Sold and leased back	58	4
Owned land and building	18	4
Leased land, owned building	74	18
Leased land and building	106	8
Total	316	46

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

Operating Cash Flows:

Net cash provided by operating activities decreased to $4.3 million for the six months ended July 1, 2007 from $10.1 million for the six months ended July 2, 2006 due largely to the net loss of $6.4 million.  This net loss was offset by increases of $12.1 million for other non-cash expenses of depreciation and amortization, net write-downs of property and equipment and stock compensation expense.  The net cash provided by operating activities was reduced by unfavorable changes in operating assets and liabilities primarily related to accounts receivable and bonuses for fiscal 2006, which were paid in the first quarter of 2007.

We had a working capital deficit of $11.1 million and $10.6 million as of July 1, 2007 and December 31, 2006, respectively. Our working capital deficit includes assets classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The working capital needs of companies engaged in the restaurant industry are generally low and as a result, restaurants are frequently able to operate with a working capital deficit because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable; (ii) rapid turnover allows a limited investment in inventories; and (iii) cash from sales is usually received before related expenses for food, supplies and payroll are paid.

Investing Cash Flows:

Net cash used in investing activities was $6.1 million for the six months ended July 1, 2007 as compared to net cash provided by investing activities of $1.2 million for the six months ended July 2, 2006.

During the six months ended July 1, 2007 and July 2, 2006, we spent $6.9 million and $8.0 million, respectively on capital expenditures, of which $5.0 million and $6.7 million, respectively, was spent on restaurant operations. Capital expenditures were offset by net proceeds from the sales of property and equipment of $0.7 million and $9.2 million for the six months ended July 1, 2007 and July 2, 2006, respectively.

During the six months ended July 1, 2007, we received proceeds of $0.4 million related to a flood loss incurred during 2006.  Additionally, we sold our rights to a lease on one restaurant property.  Proceeds received related to this sale were $0.3 million in cash and a promissory note in the aggregate principal amount of $0.8 million together with 8.0% interest per annum, amortized over 48 months.

As of January 1, 2006, we had 11 restaurants that were reported as “held for sale” in accordance with SFAS No. 144. During the six months ended July 2, 2006, we sold seven of these restaurants.  Net proceeds on the disposals of the seven properties sold during the 2006 period were $6.3 million.  There were no properties sold during the 2007 period that were previously classified as “held for sale.”

During the six months ended July 2, 2006, we completed two transactions in which existing franchisees purchased four existing Company-operated restaurants and agreed to develop a total of eight new restaurants in future years.  Net proceeds from these transactions were $2.8 million, of which $0.2 million was for franchise fees and $2.6 million was for the sale of certain assets and leasehold rights.  There were no such transactions during 2007.

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

As described above under “Recent Developments”, on July 26, 2007, in connection with the Merger Agreement and the Merger, we commenced an Offer to purchase for cash any and all of our outstanding Senior Notes, on the terms and subject to the conditions set forth in our Offer to Purchase and Solicitation Statement dated July 26, 2007 and a Solicitation of consents from holders of the Senior Notes for certain amendments to the indenture governing the Senior Notes that would, among other things, eliminate substantially all of the restrictive covenants and certain events of default contained in the indenture under which the Senior Notes were issued.  The Offer and Solicitation is conditioned on the closing of the Merger, the receipt of valid consents from holders of a majority of the aggregate principal amount of the Senior Notes, the execution and delivery of a supplemental indenture which implements the proposed amendments in respect of the Senior Notes upon receipt of the consents required for those amendments, and certain other general conditions.  The completion of the Offer and Solicitation is not a condition to the completion of the Merger.  If all holders of Senior Notes tender by the Consent Date, the total amount of funds required by us to pay the tender offer consideration and the consent payments on the settlement date, including accrued interest as well as other costs and expenses related to the Offer and the Solicitation, is estimated to be approximately $189 million, based on the hypothetical calculation set forth in the Offer to Purchase and Solicitation Statement.  We expect to fund this amount with a combination of funds to be provided by Parent to Merger Sub as an equity contribution and funds borrowed by us, as the surviving corporation of the Merger, concurrently with the completion of the Merger.

Revolving Credit Facility.  We have a $35 million Credit Facility which is available for borrowings to provide working capital, for issuances of letters of credit and for other corporate needs. As of July 1, 2007 and December 31, 2006, total letters of credit outstanding were $15.2 million and $15.5 million, respectively. During 2007 and 2006, there were no drawings against the letters of credit.  The revolving credit loans bear interest at our option at either (a) the base rate plus the applicable margin as in effect from time to time (the “Base Rate”) (10.00% at July 1, 2007) or (b) the Eurodollar rate plus the applicable margin as in effect from time to time (the “Eurodollar Rate”) (9.06% at July 1, 2007). As of July 1, 2007 and December 31, 2006, there were no revolving credit loans outstanding. As of July 1, 2007 and December 31, 2006, $19.8 million and $19.5 million, respectively, was available for borrowing.

The Credit Facility includes certain restrictive covenants including limitations on indebtedness, restricted payments such as dividends and stock repurchases, liens, mergers, investments and sales of assets and of subsidiary stock. Additionally, the Credit Facility limits the amount which we may spend on capital expenditures, restricts the use of proceeds from certain asset sales, obligates us to repay outstanding amounts during certain periods of time during the year, and requires that we comply with certain financial covenants.  We were in compliance with the covenants in the Credit Facility as of July 1, 2007 and we expect to be in compliance for 2007.

Mortgage Financings.

We have outstanding mortgage loans in connection with our $45 million fixed interest rate mortgage financing completed in December 2001 (the “Fixed Rate Mortgages”), and our $8.5 million variable interest rate mortgage financing completed in December 2005 (the “Variable Rate Mortgages”, and together with the Fixed Rate Mortgages, the “Mortgage Financings”).  The Fixed Rate Mortgages bear interest at a fixed annual rate of 10.16%, have a maturity date of January 1, 2022 and are amortized over 20 years.  The interest rate of the Variable Rate Mortgages is the sum of the 90-day LIBOR rate in effect (5.36% at July 1, 2007) plus 4% on an annual basis. Changes in the interest rate for the Variable Rate Mortgages are calculated monthly and recognized annually when the monthly payment amount is adjusted. Changes in the monthly payment amounts owed due to interest rate changes for the Variable Rate Mortgages are reflected in the principal balances, which are re-amortized over the remaining life of the mortgages. The Variable Rate Mortgages have a maturity date of January 1, 2020 and are amortized over 14 years.  All of the Mortgage Financings are subject to annual covenants, including various minimum fixed charge coverage ratios.  We were in compliance with the covenants for the Variable Rate Mortgages and Fixed Rate Mortgages as of December 31, 2006.

Capital Expenditures.

We anticipate requiring capital in the future principally to maintain existing restaurant and plant facilities and to continue to renovate and re-image existing restaurants. We anticipate that capital expenditures for 2007 will be between $16.0 million and $19.0 million in the aggregate, of which we expect to spend between $13.0 million and $16.0 million on restaurants. Our actual 2007 capital expenditures may vary from these estimated amounts. We believe that the combination of the funds generated from operating activities and borrowing availability under our Credit Facility will be sufficient to meet our anticipated operating requirements, debt service requirements, lease obligations and capital requirements.

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48 on January 1, 2007, we recognized an additional $0.2 million as a decrease to retained earnings.  As of the date of adoption, our unrecognized tax benefits totaled $1.6 million, which would affect our tax rate if recognized.  During the three and six months ended July 1, 2007, we recognized $48,000 million and $142,000 in potential tax and interest associated with uncertain tax positions and settled one previously uncertain tax position which resulted in the payment of $72,065 of tax and $7,324 of interest.

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

Item 4. Controls and Procedures

As of July 1, 2007, our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 1, 2007.

There were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to our risk factors from those disclosed in our 2006 Annual Report on Form 10-K/A, except as follows:

Failure to complete the proposed merger with an affiliate of Sun Capital Partners could negatively impact the market price of our common stock and our future business and operations.

On June 17, 2007, we announced that we had signed a definitive merger agreement to be acquired by an affiliate of Sun Capital Partners, a private equity firm.   There is no assurance that the merger agreement and the merger will be approved by our shareholders, and there is no assurance that the other conditions to the completion of the merger will be satisfied.  If the merger is delayed or not completed for any reason, we will be subject to a number of material risks, including:

•                  the occurrence of any event, fact, condition, change, development or effect that could give rise to the termination of the merger agreement;

•                  the adverse outcome of any legal proceedings that may be instituted against us and others following announcement of entering into the merger agreement;

•                  under circumstances described in the merger agreement, we could be required to pay a termination fee of up to $5.0 million, plus expenses;

•                  the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a decline in the market price of our common stock;

•                  certain costs, fees, expenses and charges relating to the merger, such as legal, accounting and certain investment banking fees, are payable by us whether or not the merger is completed;

•                  there may be substantial disruption to our current plans and operations and a distraction of our management and employees from day-to-day operations, because matters related to the merger may require substantial commitments of their time and resources;

•                  uncertainty about the effect of the merger may make it difficult to retain key employees; and

•                  uncertainty about the effect of the merger may adversely affect our relationships with our customers, suppliers, vendors, franchisees and other persons with whom we have business relationships.

If the proposed merger is not completed for any reason, including without limitation the inability of Parent to obtain the necessary financing set forth in Parent’s commitment letter, we may not be able to identify alternative strategic options that are worth pursuing. Prior to the closing of the proposed merger, or, if the proposed merger is not completed, prior to the identification and closing of an alternative transaction, we will be subject to other uncertainties and risks, including:

•                  perceived uncertainties as to our future direction may result in the loss of, or failure to attract, employees, customers, suppliers, vendors, franchisees or other business partners; and

•                  the diversion of management’s attention could have a material adverse effect on our business, financial condition or results of operations.

During the pendency of the proposed merger, we may not be able to enter into a merger or business combination with another party at a favorable price because of restrictions in the definitive merger agreement. Covenants in the merger agreement may also impede our ability to make acquisitions or complete other transactions that are not in the ordinary course of business but that could be favorable to us and our shareholders. As a result, if the proposed merger is not completed, we may be at a disadvantage to our competitors.

Item 6.  Exhibits

(a)     Exhibits

The exhibit index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friendly Ice Cream Corporation

By:	/s/PAUL V. HOAGLAND
Name: Paul V. Hoagland
Title: Executive Vice President of
Administration and Chief Financial Officer (Principal Financial Officer)

Date:	August 3, 2007

EXHIBIT INDEX

2.1                                Agreement and Plan of Merger, dated as of June 17, 2007, by and among Friendly Ice Cream Corporation, Freeze Operations Holding Corp. and Freeze Operations, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2007, File No. 001-13579).

4.1                                Amendment No. 1, dated as of June 17, 2007, to the Rights Agreement, dated as of November 19, 1997, by and between Friendly Ice Cream Corporation and The Bank of New York (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2007, File No. 001-13579).

4.2                                Amendment No. 2, dated as of July 3, 2007, to the Rights Agreement, dated as of November 19, 1997, by and between Friendly Ice Cream Corporation and The Bank of New York, as amended by Amendment No. 1 to the Rights Agreement, dated as of June 17, 2007 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2007, File No. 001-13579).

10.1                        Form of Change of Control Agreement between the Company and each of Messrs. Hoagland, Green, Pastore, Ulrich and Hopkins (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on April 5, 2007, File No. 001-13579).*

10.2                        Change of Control Agreement between the Company and George M. Condos (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on April 5, 2007, File No. 001-13579).*

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